Form 10-Q
period 2014-06-30
RAMBUS INC
filed 2014-07-25
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 114,384,666 as of June 30, 2014.

RAMBUS INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Success in the markets of our products and services or our customers’ products;

•	Sources of competition;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Success in signing and renewing license agreements;

•	Terms of our licenses and amounts owed under license agreements;

•	Technology product development;

•	Dispositions, acquisitions, mergers or strategic transactions and our related integration efforts;

•	Impairment of goodwill and long-lived assets;

•	Pricing policies of our customers;

•	Changes in our strategy and business model, including the expansion of our portfolio of inventions and solutions to address additional markets in lighting, chip and system security;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Engineering, marketing and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses and operations;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	The level and terms of our outstanding debt;

•	Litigation expenses;

•	Protection of intellectual property;

•	Indemnification and technical support obligations;

•	Issuances of our securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Outcome and effect of current and potential future intellectual property litigation and other significant litigation; and

•	Likelihood of paying dividends or repurchasing securities.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$99,571	$338,696
Marketable securities	146,859	48,966
Accounts receivable	12,503	2,251
Prepaids and other current assets	7,283	8,253
Deferred taxes	1,069	205
Total current assets	267,285	398,371
Intangible assets, net	102,435	117,172
Goodwill	116,899	116,899
Property, plant and equipment, net	67,411	72,642
Deferred taxes, long-term	571	4,797
Other assets	3,090	3,498
Total assets	$557,691	$713,379
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,465	$7,001
Accrued salaries and benefits	14,410	33,448
Convertible notes, short-term	—	164,047
Other current liabilities	10,310	8,346
Total current liabilities	30,185	212,842
Convertible notes, long-term	112,316	109,629
Long-term imputed financing obligation	39,232	39,349
Long-term income taxes payable	1,789	6,561
Other long-term liabilities	7,863	4,769
Total liabilities	191,385	373,150
Commitments and contingencies (Notes 9 and 14)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at June 30, 2014 and December 31, 2013	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 114,384,666 shares at June 30, 2014 and 113,459,390 shares at December 31, 2013	114	113
Additional paid-in capital	1,141,428	1,128,148
Accumulated deficit	(774,880)	(787,727)
Accumulated other comprehensive loss	(356)	(305)
Total stockholders’ equity	366,306	340,229
Total liabilities and stockholders’ equity	$557,691	$713,379
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenue:
Royalties	$69,741	$57,009	$143,378	$123,231
Contract and other revenue	6,777	910	11,428	1,554
Total revenue	76,518	57,919	154,806	124,785
Operating costs and expenses:
Cost of revenue*	10,637	7,365	20,659	13,899
Research and development*	27,668	30,777	54,566	63,625
Marketing, general and administrative*	18,619	14,136	37,439	39,258
Gain from sale of intellectual property	—	(103)	(170)	(1,388)
Restructuring charges	—	—	39	2,206
Gain from settlement	(510)	—	(1,020)	—
Total operating costs and expenses	56,414	52,175	111,513	117,600
Operating income	20,104	5,744	43,293	7,185
Interest income and other income (expense), net	104	(1,419)	117	(1,439)
Interest expense	(8,770)	(7,426)	(18,696)	(14,738)
Interest and other income (expense), net	(8,666)	(8,845)	(18,579)	(16,177)
Income (loss) before income taxes	11,438	(3,101)	24,714	(8,992)
Provision for income taxes	6,395	4,743	11,867	9,254
Net income (loss)	$5,043	$(7,844)	$12,847	$(18,246)
Net income (loss) per share:
Basic	$0.04	$(0.07)	$0.11	$(0.16)
Diluted	$0.04	$(0.07)	$0.11	$(0.16)
Weighted average shares used in per share calculation:
Basic	114,116	112,183	113,854	111,892
Diluted	117,398	112,183	116,733	111,892
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	$15	$5	$22	$5
Research and development	$2,615	$1,660	$3,926	$3,536
Marketing, general and administrative	$2,225	$1,909	$3,806	$4,981

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Net income (loss)	$5,043	$(7,844)	$12,847	$(18,246)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(59)	18	(51)	4
Total comprehensive income (loss)	$4,984	$(7,826)	$12,796	$(18,242)

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$12,847	$(18,246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	7,754	8,522
Depreciation	6,979	7,671
Amortization of intangible assets	13,554	14,037
Non-cash interest expense and amortization of convertible debt issuance costs	11,711	8,234
Impairment of investment in non-marketable equity security	—	1,400
Deferred income taxes	5,941	875
Non-cash restructuring	—	653
Gain from sale of intellectual property	(170)	(1,388)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,252)	(474)
Prepaid expenses and other assets	(1,283)	3,163
Accounts payable	756	(865)
Accrued salaries and benefits and other liabilities	(17,401)	(18,965)
Income taxes payable	(3,982)	544
Net cash provided by operating activities	26,454	5,161
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,293)	(5,309)
Acquisition of intangible assets	—	(2,500)
Purchases of marketable securities	(166,070)	(60,496)
Maturities of marketable securities	51,428	64,250
Proceeds from sale of marketable securities	17,689	—
Proceeds from sale of intellectual property	2,500	2,250
Net cash used in investing activities	(98,746)	(1,805)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	5,855	3,054
Principal payments against lease financing obligation	(132)	(62)
Payments under installment payment arrangement	(56)	(56)
Repayment of convertible senior notes	(172,500)	—
Net cash provided by (used in) financing activities	(166,833)	2,936
Net increase (decrease) in cash and cash equivalents	(239,125)	6,292
Cash and cash equivalents at beginning of period	338,696	148,984
Cash and cash equivalents at end of period	$99,571	$155,276

Non-cash investing and financing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$166	$112

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
For the three and six months ended June 30, 2014 and 2013, only MID, CRI and CTO were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining other operating segment were shown under “Other.”
Reclassifications
Certain prior periods' amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net loss for any of the periods presented.
2. Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, "Compensation - Stock Compensation (Topic 718)," which makes amendments to the codification topic 718, "Accounting for Share-Based Payments," when the terms of an award provide that a performance target could be achieved after the requisite service period. The new accounting standards update becomes effective for the Company on January 1, 2016. The Company is currently evaluating the impact that this guidance will have on its financial condition and results of operations.
In May 2014, the FASB and International Accounting Standards Board issued their converged accounting standards update on revenue recognition. The core principle of the new guidance is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new guidance also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The new accounting standards update becomes effective for the Company on January 1, 2017. The Company is currently evaluating the impact that this guidance will have on its financial condition and results of operations.

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The new accounting standards update becomes effective for the Company on January 1, 2015. Early adoption is permitted for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as the Company does not currently have discontinued operations.
In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” ("ASU 2013-11"). ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires presenting an unrecognized tax benefit or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carry forward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting standards update became effective for the Company on January 1, 2014 and was applied prospectively to unrecognized tax benefits that existed at the effective date with retrospective application permitted. Upon adoption of this guidance in the first quarter of 2014, the Company reclassified $4.7 million from a long-term tax liability to a reduction of a deferred tax asset.
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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) per share:	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$5,043	$(7,844)	$12,847	$(18,246)
Denominator:
Weighted-average shares outstanding - basic	114,116	112,183	113,854	111,892
Effect of potential dilutive common shares	3,282	—	2,879	—
Weighted-average shares outstanding - diluted	117,398	112,183	116,733	111,892
Basic net income (loss) per share	$0.04	$(0.07)	$0.11	$(0.16)
Diluted net income (loss) per share	$0.04	$(0.07)	$0.11	$(0.16)
For the three months ended June 30, 2014 and 2013, options to purchase approximately 3.7 million and 10.9 million shares, respectively, and for the six months ended June 30, 2014 and 2013, options to purchase approximately 6.2 million and 11.2 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended June 30, 2013, an additional 4.0 million potentially dilutive shares, and for the six months ended June 30, 2013, an additional 4.1 million potentially dilutive shares have been excluded from the weighted average dilutive shares because there were net losses for the periods.

4. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for each of the reportable segments for the six months ended June 30, 2014:

Reportable Segment:	As of December 31, 2013	Additions to Goodwill	Impairment Charge of Goodwill	As of June 30, 2014
	(In thousands)
MID	$19,905	$—	$—	$19,905
CTO	—	—	—	—
CRI	96,994	—	—	96,994
Other	—	—	—	—
Total	$116,899	$—	$—	$116,899

	As of
	June 30, 2014
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$19,905	$—	$19,905
CTO	8,070	(8,070)	—
CRI	96,994	—	96,994
Other	13,700	(13,700)	—
Total	$138,669	$(21,770)	$116,899
Intangible Assets
The components of the Company’s intangible assets as of June 30, 2014 and December 31, 2013 were as follows:

		As of June 30, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$185,321	$(92,598)	$92,723
Customer contracts and contractual relationships	1 to 10 years	31,093	(21,381)	9,712
Non-compete agreements	3 years	300	(300)	—
Total intangible assets		$216,714	$(114,279)	$102,435

		As of December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$186,202	$(80,961)	$105,241
Customer contracts and contractual relationships	1 to 10 years	31,093	(19,204)	11,889
Non-compete agreements	3 years	300	(258)	42
Total intangible assets		$217,595	$(100,423)	$117,172

During the three and six months ended June 30, 2014, the Company did not purchase any intangible assets. During the six months ended June 30, 2014, the Company sold portfolios of its intellectual property covering wireless and other technologies for $4.4 million and the related gain was recorded as gain from sale of intellectual property and revenue in the condensed consolidated statements of operations.
The favorable contracts (included in customer contracts and contractual relationships) are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduces the favorable contract intangible asset. For the three months ended June 30, 2014 and 2013, the Company received $0.1 million and an immaterial amount related to the favorable contracts, respectively. For the six months ended June 30, 2014 and 2013, the Company received $0.9 million and $1.4 million related to the favorable contracts, respectively. As of June 30, 2014 and December 31, 2013, the net balance of the favorable contract intangible assets was $0.1 million and $1.0 million, respectively.
Amortization expense for intangible assets for the three and six months ended June 30, 2014 was $6.8 million and $13.6 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2013 was $7.0 million and $14.0 million, respectively. The estimated future amortization expense of intangible assets as of June 30, 2014 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2014 (remaining 6 months)	$13,063
2015	25,098
2016	24,318
2017	23,709
2018	10,827
Thereafter	5,420
$102,435

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
5.  Segments and Major Customers
For the three and six months ended June 30, 2014 and 2013, MID, CRI and CTO were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segment were shown under “Other.”
The Company evaluates the performance of its segments based on segment operating income (loss), which is defined as revenue minus segment operating expenses. Segment operating expenses are comprised of direct operating expenses.
Segment operating expenses do not include marketing, general and administrative expenses and the allocation of certain expenses managed at the corporate level, such as stock-based compensation, amortization, and certain bonus and acquisition costs. The “Reconciling Items” category includes these unallocated marketing, general and administrative expenses as well as corporate level expenses. The presentation of the three and six months ended June 30, 2013 segment data has been updated accordingly to conform with the 2014 segment operating income (loss) definition.

The tables below present reported segment operating income (loss) for the three and six months ended June 30, 2014 and 2013, respectively.

	For the Three Months Ended June 30, 2014					For the Six Months Ended June 30, 2014
	MID	CRI	CTO	Other	Total	MID	CRI	CTO	Other	Total
	(In thousands)					(In thousands)
Revenues	$58,664	$12,771	$—	$5,083	$76,518	$119,820	$25,674	$—	$9,312	$154,806
Segment operating expenses	9,517	8,290	4,518	4,675	27,000	19,437	15,919	8,789	9,057	53,202
Segment operating income (loss)	$49,147	$4,481	$(4,518)	$408	$49,518	$100,383	$9,755	$(8,789)	$255	$101,604
Reconciling items					(29,414)					(58,311)
Operating income					$20,104					$43,293
Interest and other income (expense), net					(8,666)					(18,579)
Income before income taxes					$11,438					$24,714

	For the Three Months Ended June 30, 2013					For the Six Months Ended June 30, 2013
	MID	CRI	CTO	Other	Total	MID	CRI	CTO	Other	Total
	(In thousands)					(In thousands)
Revenues	$49,456	$7,914	$—	$549	$57,919	$109,131	$14,797	$—	$857	$124,785
Segment operating expenses	10,344	6,072	6,347	4,908	27,671	20,228	10,960	13,518	8,537	53,243
Segment operating income (loss)	$39,112	$1,842	$(6,347)	$(4,359)	$30,248	$88,903	$3,837	$(13,518)	$(7,680)	$71,542
Reconciling items					(24,504)					(64,357)
Operating income					$5,744					$7,185
Interest and other income (expense), net					(8,845)					(16,177)
Loss before income taxes					$(3,101)					$(8,992)
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at June 30, 2014 and December 31, 2013, respectively, was as follows:

Customer	June 30, 2014	December 31, 2013
Customer 1 (MID and CRI reportable segments)	68%	*
Customer 2 (Other reportable segment)	25%	74%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and six months ended June 30, 2014 and 2013, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2014	2013	2014	2013
Customer A (MID and CRI reportable segments)	20%	39%	19%	36%
Customer B (MID reportable segment)	15%	*	15%	*
Customer C (MID reportable segment)	13%	*	13%	*
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period

Revenue from customers in the geographic regions based on the location of contracting parties is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
South Korea	$26,946	$22,502	$53,799	$44,527
USA	27,898	15,106	56,572	40,675
Japan	7,388	12,261	16,643	26,869
Europe	4,276	5,432	12,839	7,560
Canada	1,787	1,862	3,611	3,648
Asia-Other	8,223	756	11,342	1,506
Total	$76,518	$57,919	$154,806	$124,785

6. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.  As of June 30, 2014 and December 31, 2013, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of June 30, 2014
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$79,522	$79,522	$—	$—	0.01%
Corporate notes, bonds and commercial paper	146,859	146,927	—	(68)	0.17%
Total cash equivalents and marketable securities	226,381	226,449	—	(68)
Cash	20,049	20,049	—	—
Total cash, cash equivalents and marketable securities	$246,430	$246,498	$—	$(68)

	As of December 31, 2013
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$300,605	$300,605	$—	$—	0.01%
Corporate notes, bonds and commercial paper	58,492	58,507	—	(15)	0.15%
Total cash equivalents and marketable securities	359,097	359,112	—	(15)
Cash	28,565	28,565	—	—
Total cash, cash equivalents and marketable securities	$387,662	$387,677	$—	$(15)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	June 30, 2014	December 31, 2013
	(In thousands)
Cash equivalents	$79,522	$310,131
Short term marketable securities	146,859	48,966
Total cash equivalents and marketable securities	226,381	359,097
Cash	20,049	28,565
Total cash, cash equivalents and marketable securities	$246,430	$387,662

The Company continues to invest in highly rated quality, highly liquid debt securities. As of June 30, 2014, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013 are as follows:

	Fair Value		Gross Unrealized Loss
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In thousands)
Less than one year
Corporate notes, bonds and commercial paper	$131,101	$53,491	$(68)	$(15)

The gross unrealized loss at June 30, 2014 and December 31, 2013 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the corporate notes and bonds. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 7, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

7. Fair Value of Financial Instruments
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$79,522	$79,522	$—	$—
Corporate notes, bonds and commercial paper	146,859	—	146,859	—
Total available-for-sale securities	$226,381	$79,522	$146,859	$—

	As of December 31, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$300,605	$300,605	$—	$—
Corporate notes, bonds and commercial paper	58,492	—	58,492	—
Total available-for-sale securities	$359,097	$300,605	$58,492	$—

The following table presents the financial instruments that are measured on a nonrecurring basis as of June 30, 2014:

	As of June 30, 2014
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the six months ended June 30, 2014
Investment in non-marketable security	$600	$—	$—	$600	$—

The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” in the condensed consolidated statement of operations. For the three and six months ended June 30, 2014, the Company did not incur any impairment loss on its investments. During the second quarter of 2013, as part of its periodic evaluation of the fair value of the investment in the non-marketable equity security, and based on the information provided by the private company at that time, the Company determined that there was a decrease in the security's fair value. The fair value of the non-marketable equity security was determined based on an income approach, using level 3 fair value inputs, as it was deemed to be the most indicative of the security's fair value. Accordingly, the Company recorded an impairment charge of $1.4 million within interest income and other income (expense), net, in the consolidated statements of operations in the second quarter of 2013.
Additionally, the Company cannot provide any assurance that its non-marketable equity security will not be further impacted by adverse changes in the general market conditions or deterioration in business prospects of the investee, which may require the Company in the future to record additional impairment charges which could adversely impact its financial results.

For the three and six months ended June 30, 2014 and 2013, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014			As of December 31, 2013
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5% Convertible Senior Notes due 2014 (the "2014 Notes")	$—	$—	$—	$172,500	$164,047	$175,821
1.125% Convertible Senior Notes due 2018 (the "2018 Notes")	$138,000	$112,316	$185,189	$138,000	$109,629	$142,427

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 8, "Convertible Notes," as of June 30, 2014, the 2018 Notes are carried at their face value of $138.0 million, less any unamortized debt discount. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.
8. Convertible Notes
The Company’s convertible notes are shown in the following table:

(In thousands)	As of June 30, 2014	As of December 31, 2013
1.125% Convertible Senior Notes due 2018	$138,000	$138,000
5% Convertible Senior Notes due 2014	—	172,500
Total principal amount of convertible notes	$138,000	$310,500

Unamortized discount - 2018 Notes	$(25,684)	$(28,371)
Unamortized discount - 2014 Notes	—	(8,453)
Total unamortized discount	$(25,684)	$(36,824)

Total convertible notes	$112,316	$273,676
Less current portion	—	164,047
Total long-term convertible notes	$112,316	$109,629
During the second quarter of 2014, the Company paid upon maturity the entire $172.5 million in aggregate principal amount of the 2014 Notes.

Interest expense related to the notes for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
2014 Notes coupon interest at a rate of 5%	$1,773	$2,156	$3,929	$4,313
2014 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 11.7%	3,975	4,145	8,744	8,234
2018 Notes coupon interest at a rate of 1.125%	388	—	776	—
2018 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 5.5%	1,494	—	2,967	—
Total interest expense on convertible notes	$7,630	$6,301	$16,416	$12,547

9. Commitments and Contingencies
As of June 30, 2014, the Company’s material contractual obligations were as follows (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$37,357	$2,970	$6,011	$6,156	$6,302	$6,447	$9,471
Leases and other contractual obligations	7,300	2,449	2,250	1,243	1,018	340	—
Software licenses (3)	11,021	3,657	5,616	1,748	—	—	—
Acquisition retention bonuses (4)	1,550	1,480	70	—	—	—	—
Convertible notes	138,000	—	—	—	—	138,000	—
Interest payments related to convertible notes	6,987	776	1,553	1,553	1,553	1,552	—
Total	$202,215	$11,332	$15,500	$10,700	$8,873	$146,339	$9,471
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $19.8 million including $17.9 million recorded as a reduction of long-term deferred tax assets and $1.9 million in long-term income taxes payable as of June 30, 2014. As noted below in Note 13, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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

(3)	The Company has commitments with various software vendors for non-cancellable agreements generally having terms longer than one year.

(4)
In connection with acquisitions, the Company is obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment. The last payment of CRI retention bonuses was paid in cash during the second quarter of 2014 except for $1.5 million payable to a designated charitable organization as a result of forfeitures by employees.

Building lease expense was approximately $0.7 million and $1.3 million for the three and six months ended June 30, 2014, respectively. Building lease expense was approximately $0.9 million and $1.8 million for the three and six months ended June 30, 2013, respectively. Deferred rent of $1.3 million and $1.4 million as of June 30, 2014 and December 31, 2013, respectively, was included primarily in other long-term liabilities.
Indemnification
The Company enters into standard license agreements in the ordinary course of business. Although the Company does not indemnify most of its customers, there are times when an indemnification is a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company.
10. Equity Incentive Plans and Stock-Based Compensation
As of June 30, 2014, 11,023,718 shares of the 31,400,000 shares approved under the 2006 Equity Incentive Plan (the “2006 Plan”) remain available for grant which included an increase of 10,000,000 shares approved by stockholders on April 24, 2014. The 2006 Plan is now the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants; however, the 1997 Stock Option Plan (the “1997 Plan”) will continue to govern awards previously granted under that plan.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2013	2,527,428
Increase in shares approved for issuance	10,000,000
Stock options granted	(1,916,077)
Stock options forfeited	863,102
Stock options expired under former plans	(142,400)
Nonvested equity stock and stock units granted (1)	(343,014)
Nonvested equity stock and stock units forfeited (1)	34,679
Total available for grant as of June 30, 2014	11,023,718
_________________________________________

(1)
For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each share of restricted stock granted reduces the number of shares available for grant by 1.5 shares and each share of restricted stock forfeited increases shares available for grant by 1.5 shares.

General Stock Option Information
The following table summarizes stock option activity under the 1997 Plan and 2006 Plan for the six months ended June 30, 2014 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2014.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2013	11,377,146	$11.32
Options granted	1,916,077	$8.96
Options exercised	(464,254)	$6.73
Options forfeited	(863,102)	$16.99
Outstanding as of June 30, 2014	11,965,867	$10.71	6.19	$65,861
Vested or expected to vest at June 30, 2014	11,205,432	$10.94	6.02	$60,540
Options exercisable at June 30, 2014	5,904,488	$14.41	3.97	$21,658

No stock options that contain a market condition were granted during the three and six months ended June 30, 2014. As of both June 30, 2014 and December 31, 2013, there were 1,315,000 stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable. The fair values of the options granted with a market condition were calculated using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at June 30, 2014, based on the $14.30 closing stock price of Rambus’ common stock on June 30, 2014 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of June 30, 2014 was 8,949,014 and 3,031,015, respectively.
Employee Stock Purchase Plan
Under the 2006 Employee Stock Purchase Plan (“ESPP”), the Company issued 374,588 shares at a price of $7.42 per share during the six months ended June 30, 2014. The Company issued 652,272 shares at a price of $4.28 per share during the six months ended June 30, 2013. As of June 30, 2014, 1,144,644 shares under the ESPP remain available for issuance. On September 27, 2013, the Company filed a Registration Statement on Form S-8, registering 1,500,000 additional shares under the ESPP in connection with the commencement of the next subscription period under the ESPP. On April 24, 2014, the

Company held its 2014 Annual Meeting of Stockholders where an amendment to the ESPP to increase the number of shares of common stock reserved for issuance under the ESPP by 1,500,000 shares was approved.
Stock-Based Compensation
For the six months ended June 30, 2014 and 2013, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
During the three and six months ended June 30, 2014, the Company granted 118,615 and 1,916,077 stock options, respectively, with an estimated total grant-date fair value of $0.6 million and $7.6 million, respectively. During the three and six months ended June 30, 2014, the Company recorded stock-based compensation expense related to stock options of $2.4 million and $4.6 million, respectively.
During the three and six months ended June 30, 2013, the Company granted 136,875 and 1,756,312 stock options, respectively, with an estimated total grant-date fair value of $0.3 million and $4.1 million, respectively. During the three and six months ended June 30, 2013, the Company recorded stock-based compensation expense related to stock options of $2.5 million and $5.6 million, respectively.
As of June 30, 2014, there was $17.5 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested as of June 30, 2014 was $57.0 million.
The total intrinsic value of options exercised was $1.6 million and $2.2 million for the three and six months ended June 30, 2014, respectively. The total intrinsic value of options exercised was $0.1 million and $0.1 million for the three and six months ended June 30, 2013, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
During the six months ended June 30, 2014, net proceeds from employee stock option exercises totaled approximately $3.1 million.
Employee Stock Purchase Plan
For the three and six months ended June 30, 2014, the Company recorded compensation expense related to the ESPP of $1.8 million and $1.9 million, respectively. The compensation expense related to the ESPP in the second quarter of 2014 included a one-time catch-up compensation expense related to the increase in shares available for the ESPP which was approved by shareholders during the 2014 Annual Meeting of Stockholders. For the three and six months ended June 30, 2013, the Company recorded compensation expense related to the ESPP of $0.5 million and $1.0 million, respectively. As of June 30, 2014, there was $0.5 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over four months.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and six months ended June 30, 2014 and 2013 calculated in accordance with accounting for share-based payments.
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

	Stock Option Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock Option Plans
Expected stock price volatility	40%	47%	40-44%	47%
Risk free interest rate	2.2%	0.8%	2.1-2.2%	0.8-0.9%
Expected term (in years)	6.0	5.4	6.0-6.1	5.4
Weighted-average fair value of stock options granted to employees	$4.95	$2.61	$3.98	$2.35

	Employee Stock Purchase Plan
	Six Months Ended
	June 30,
	2014	2013
Employee Stock Purchase Plan
Expected stock price volatility	39-44%	48%
Risk free interest rate	0.0-0.1%	0.1%
Expected term (in years)	0.02-0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$3.91	$1.94

Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and six months ended June 30, 2014, the Company granted nonvested equity stock units totaling 22,868 and 228,676 shares under the 2006 Plan, respectively. During the three and six months ended June 30, 2013, the Company granted nonvested equity stock units totaling 28,456 and 304,952 shares under the 2006 Plan, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and six months ended June 30, 2014, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.3 million and $2.1 million, respectively. For the three and six months ended June 30, 2013, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.2 million and $1.7 million, respectively. In prior years, the Company granted nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the three and six months ended June 30, 2014, the Company did not record any stock-based compensation expense related to these performance stock units as they have been forfeited. During the three and six months ended June 30, 2013, the achievement of certain performance conditions for certain performance equity stock units was considered probable, and as a result, the Company recognized an immaterial amount of stock-based compensation expense related to these performance stock units for these periods.
For the three and six months ended June 30, 2014, the Company recorded stock-based compensation expense of approximately $0.7 million and $1.3 million, respectively, related to all outstanding nonvested equity stock grants. For the three and six months ended June 30, 2013, the Company recorded stock-based compensation expense of approximately $0.6 million and $1.9 million, respectively, related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $3.9 million at June 30, 2014. This amount is expected to be recognized over a weighted average period of 2.4 years.

The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2014:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2013	629,649	$8.56
Granted	228,676	$9.08
Vested	(128,220)	$9.26
Forfeited	(23,115)	$6.86
Nonvested at June 30, 2014	706,990	$8.65

11.  Stockholders’ Equity
Share Repurchase Program
During the six months ended June 30, 2014, the Company did not repurchase any shares of its common stock under its share repurchase program. As of June 30, 2014, the Company had repurchased a cumulative total of approximately 26.3 million shares of its common stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of June 30, 2014, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company’s outstanding common stock.
The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

12. Restructuring Charges
The 2013 Plan
During 2013, the Company initiated a restructuring program related primarily to its LDT group as a result of the change in its business strategy to reduce its focus on the lower margin bulb products. Additionally, the Company curtailed its immersive media platform spending (the “2013 Plan”). In connection with this restructuring program, the Company estimated that it would incur aggregate costs of approximately $3.0 million to $4.0 million. During the three months ended June 30, 2014, the Company did not incur any restructuring charges. During the six months ended June 30, 2014, the Company incurred an immaterial amount of restructuring charges related primarily to the reduction in workforce, which was related to the CTO reportable segment. The 2013 Plan has been completed as of June 30, 2014.

The following table summarizes the 2013 Plan restructuring activities during the six months ended June 30, 2014:

	Employee Severance and Related Benefits	Facilities	Total
	(In thousands)
Balance at December 31, 2013	$1,732	$133	$1,865
Charges	39	—	39
Payments	(1,771)	(133)	(1,904)
Balance at June 30, 2014	$—	$—	$—

13. Income Taxes
The Company recorded a provision for income taxes of $6.4 million and $4.7 million for the three months ended June 30, 2014 and 2013, respectively, and $11.9 million and $9.3 million for the six months ended June 30, 2014 and 2013, respectively. The provision for income taxes for the three and six months ended June 30, 2014 and 2013 is primarily comprised of withholding taxes, state taxes and other foreign taxes based upon income earned during the period.

During the three and six months ended June 30, 2014, the Company paid withholding taxes of $4.8 million and $9.8 million, respectively. During the three and six months ended June 30, 2013, the Company paid withholding taxes of $3.8 million and $7.6 million, respectively.
As of June 30, 2014, the Company’s condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $193.7 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments. As of June 30, 2014, a full valuation allowance has been recorded against the U.S. deferred tax assets.
Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as the Company is in a cumulative loss position over the previous three years, which is considered significant negative evidence. Although the weight of negative evidence related to cumulative losses has decreased as the Company has settled outstanding litigation, the Company believes that this objectively measured negative evidence outweighs the subjectively determined positive evidence of future profitability and, as such, the Company has not changed its judgment regarding the need for a full valuation allowance on its deferred tax assets in the United States as of June 30, 2014. However, continued improvement in the Company's operating results, conditioned on its MID, LDT or CRI reporting units successfully commercializing new business arrangements, signing new or renewing existing license agreements and managing costs, could lead to reversal of almost all of the Company's valuation allowance. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.
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
As of June 30, 2014, the Company had approximately $19.8 million of unrecognized tax benefits, including $17.9 million recorded as a reduction of long-term deferred tax assets and $1.9 million in long-term income taxes payable. If recognized, approximately $1.9 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2013, the Company had $18.8 million of unrecognized tax benefits, including $12.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At June 30, 2014 and December 31, 2013, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2012 and forward. The California returns are subject to examination from 2009 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ended March 2006 and forward. The Company is currently under examination by California for the 2010 and 2011 tax years and by India for fiscal years ended March 2006, 2009 and 2010. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate. In January 2014, an Internal Revenue Service examination covering the 2010 through 2011 tax years was completed with no audit adjustments.
Additionally, the Company's future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of its deferred tax assets and liabilities or by changes in tax laws or interpretations of those laws.

14. Litigation and Asserted Claims
Rambus is not currently a party to any material pending legal proceeding; however, from time to time, Rambus may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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
During each of the first and second quarters of 2014, the Company received cash consideration of $12.0 million from SK hynix. For each quarter, the amount was allocated between royalty revenue ($11.8 million) and gain from settlement ($0.2 million) based on the elements’ SK hynix Fair Value.
The remaining $192.0 million is expected to be paid in successive quarterly payments of $12.0 million, concluding in the second quarter of 2018.
The cumulative cash receipts through June 30, 2014 and the remaining future cash receipts from the agreements with SK hynix are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Cumulative Received to-date as of June 30,	Estimated to Be Received in					Total Estimated Cash Receipts
	2014	Remainder of 2014	2015	2016	2017	2018
(in millions)
Royalty revenue	$47.3	$23.6	$47.3	$47.9	$48.0	$24.0	$238.1
Gain from settlement	0.7	0.4	0.7	0.1	—	—	1.9
Total	$48.0	$24.0	$48.0	$48.0	$48.0	$24.0	$240.0

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
During each of the first and second quarters of 2014, the Company received cash consideration of $10.0 million from Micron. For each quarter, the amount was allocated between royalty revenue ($9.7 million) and gain from settlement ($0.3 million) based on the elements’ Micron Fair Value.
The remaining $254.5 million is expected to be paid in successive quarterly payments of $10.0 million, concluding in the fourth quarter of 2020.
The cumulative cash receipts through June 30, 2014 and the remaining future cash receipts from the agreements with Micron are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Cumulative Received to-date as of June 30,	Estimated to Be Received in						Total Estimated Cash Receipts
	2014	Remainder of 2014	2015	2016	2017	2018	2019 and thereafter
(in millions)
Royalty revenue	$24.7	$19.3	$38.7	$39.5	$40.0	$40.0	$74.5	$276.7
Gain from settlement	0.8	0.7	1.3	0.5	—	—	—	3.3
Total	$25.5	$20.0	$40.0	$40.0	$40.0	$40.0	$74.5	$280.0

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

Advanced Micro Devices Inc.	AMD
Broadcom Corporation	Broadcom
Cooper Lighting, LLC	Cooper Lighting
Cryptography Research, Inc.	CRI
Elpida Memory, Inc.	Elpida
Freescale Semiconductor Inc.	Freescale
Fujitsu Limited	Fujitsu
General Electric Company	GE
Intel Corporation	Intel
International Business Machines Corporation	IBM
Joint Electronic Device Engineering Councils	JEDEC
Lighting and Display Technology	LDT
LSI Corporation (now a division of Avago Technologies Limited)	LSI
Memory and Interfaces Division	MID
Micron Technologies, Inc.	Micron
Mobile Technology Division	MTD
Nanya Technology Corporation	Nanya
Qualcomm Incorporated	Qualcomm
Panasonic Corporation	Panasonic
Renesas Electronics	Renesas
Samsung Electronics Co., Ltd.	Samsung
SK hynix, Inc.	SK hynix
Sony Computer Electronics	Sony
ST Microelectronics N.V.	STMicroelectronics
Toshiba Corporation	Toshiba

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
We have four operational units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research, Inc., or CRI, which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting; and (4) Chief Technology Office, or CTO, which focuses on the design, development and productization of emerging technologies. As of June 30, 2014, MID, CRI and CTO were considered reportable segments as they met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segment were shown under “Other.” For additional information concerning segment reporting, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
As of June 30, 2014, our semiconductor, lighting, security and other technologies are covered by 1,747 U.S. and foreign patents. Additionally, we have 756 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
Our inventions and technology solutions are offered to our customers through either a patent license or a solutions license. Today, a majority of our revenues are derived from patent licenses, through which we provide our customers a license to use a portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer's own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for up to ten years. Leading consumer product, semiconductor and system companies such as AMD, Broadcom, Freescale, Fujitsu, GE, Intel, LSI, Micron, Nanya, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics and Toshiba have licensed our patents for use in their own products. The majority of our intellectual property in MID was developed in-house and we have expanded our business strategy of monetizing our MID intellectual property to include the sale of select intellectual property. As any sales executed under this expanded strategy represent a component of our ongoing major or central operations and activities, we will record the related proceeds as revenue.

We also offer our customers solutions licenses to support the implementation and adoption of our technology in their products or services. Our customers include leading companies such as Cooper Lighting, GE, IBM, Panasonic, Qualcomm, Samsung, Sony and Toshiba. Our solutions license offerings include a range of technologies for incorporation into our customers' products and systems. We also offer a range of services as part of our solutions licenses which can include know-how and technology transfer, product design and development, system integration, and other services. These solutions license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Further, under solutions licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.
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
Executive Summary
During the second quarter of 2014, we signed a comprehensive patent license agreement with Qualcomm Global Trading Pte. Ltd., a wholly-owned subsidiary of Qualcomm. The agreement provides Qualcomm and its subsidiaries with access to innovative patented memory, interface and security technologies from Rambus. Additionally, the Company unveiled the CryptoManager™ platform, a feature management solution developed by CRI, with Qualcomm as lead customer. The CryptoManager platform consists of both a Security Engine and an Infrastructure suite that can dramatically improve efficiency and security during the manufacturing process. As lead customer, Qualcomm is integrating the CryptoManager Security Engine into select integrated circuit systems on a chip ("SoCs") and adopting the Infrastructure suite as part of its overall manufacturing process.
Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three months ended June 30, 2014 remained relatively flat as compared to the same period in 2013 primarily due to an increase in cost of sales due to sales of light guides of $2.4 million and increased stock-based compensation expenses of $0.9 million, offset by decreased accrual of retention bonuses of $1.7 million, decreased bonus accrual of $0.8 million and decreased amortization expense of $0.2 million. Our engineering expenses for the six months ended June 30, 2014 decreased $2.3 million as compared to the same period in 2013 primarily due to decreased accrual of retention bonuses of $3.9 million as a result of the payouts of retention bonuses, decreased allocated facilities and information technology costs of $1.1 million, decreased bonus accrual of $1.0 million, decreased amortization expense of $0.5 million and decreased prototyping costs of $0.4 million, offset by an increase in cost of sales due to sales of light guides of $4.8 million.
Marketing, general and administrative expenses for the three months ended June 30, 2014 increased $4.5 million as compared to the same period in 2013 primarily due to a one-time reversal of accrued SK hynix related litigation costs of $8.5 million in the same period of 2013 and increased stock-based compensation expenses of $0.3 million, offset by decreased consulting costs of $1.2 million, decreased bonus accrual of $0.7 million and decreased accrual of retention bonuses of $0.6 million. Marketing, general and administrative costs for the six months ended June 30, 2014 decreased $1.8 million as compared to the same period in 2013 primarily due to decreased consulting costs of $2.1 million, decreased stock-based compensation expenses of $1.2 million, decreased accrual of retention bonuses of $1.0 million, decreased facilities costs of $1.0 million, decreased headcount related costs of $0.9 million and decreased bonus accrual of $0.9 million, offset by a one-time reversal of accrued SK hynix related litigation costs of $8.5 million in the same period of 2013 and increased sales and marketing costs of $0.5 million.
Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, the use and adoption of our inventions or technologies and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration, with our top five customers representing approximately 62% and 60% of our revenue for the three and six months ended June 30, 2014, respectively, as compared to 68% and 66% for the three and six months ended June 30, 2013, respectively. As a result of renewing with Samsung in 2013 and settling with SK hynix and Micron in 2013, Samsung, SK hynix and Micron are expected to account for a significant portion of our ongoing licensing revenue. For the three and six months ended June 30, 2014, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For the three and six months ended June 30, 2013, revenue from Samsung accounted for

10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
Another shift in our business strategy regarding our core display patents led us in 2013 to sell a set of patent assets to Acacia where Acacia can proceed independently with a licensing program. We have a proceeds-sharing program in place with Acacia upon their licensing of these patent assets. We retain the rights to use certain application techniques and may selectively engage with customers to license our intellectual property and technology for use and applications as permitted under our agreement, including without limitation, display panel and designs.
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
Our revenue from companies headquartered outside of the United States accounted for approximately 64% and 63% of our total revenue for the three and six months ended June 30, 2014, respectively, as compared to 74% and 67% for the three and six months ended June 30, 2013, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk.
For additional information concerning international revenue, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Engineering costs in the aggregate increased and as a percentage of revenue decreased for the three months ended June 30, 2014 as compared to the same period in the prior year. Engineering costs in the aggregate and as a percentage of revenue decreased for the six months ended June 30, 2014 as compared to the same period in the prior year. In the near term, we expect engineering costs to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.

Marketing, general and administrative expenses in the aggregate increased and as a percentage of revenue decreased for the three months ended June 30, 2014 as compared to the same period in the prior year. Marketing, general and administrative expenses in the aggregate and as a percentage of revenue decreased for the six months ended June 30, 2014 as compared to the same period in the prior year. In the past, our litigation expenses have been high and difficult to predict due to litigation stemming from the use of our inventions. Because we have successfully negotiated settlements and license agreements with SK hynix, Micron and Nanya, we have settled all outstanding litigation and should no longer have material litigation expenses related to these matters. In the near term, we expect a decrease in our marketing, general and administrative costs as compared to prior years due to our past restructuring plans.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Royalties	91.1%	98.4%	92.6%	98.8%
Contract and other revenue	8.9%	1.6%	7.4%	1.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	13.9%	12.7%	13.4%	11.1%
Research and development*	36.2%	53.1%	35.2%	51.0%
Marketing, general and administrative*	24.3%	24.4%	24.2%	31.4%
Gain from sale of intellectual property	—%	(0.1)%	(0.1)%	(1.1)%
Restructuring charges	—%	—%	0.0%	1.8%
Gain from settlement	(0.7)%	—%	(0.7)%	—%
Total operating costs and expenses	73.7%	90.1%	72.0%	94.2%
Operating income (loss)	26.3%	9.9%	28.0%	5.8%
Interest income and other income (expense), net	0.1%	(2.4)%	0.1%	(1.2)%
Interest expense	(11.4)%	(12.8)%	(12.1)%	(11.8)%
Interest and other income (expense), net	(11.3)%	(15.2)%	(12.0)%	(13.0)%
Income (loss) before income taxes	15.0%	(5.3)%	16.0%	(7.2)%
Provision for income taxes	8.4%	8.2%	7.7%	7.4%
Net income (loss)	6.6%	(13.5)%	8.3%	(14.6)%
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	0.0%	0.0%	0.0%	0.0%
Research and development	3.4%	2.9%	2.5%	2.8%
Marketing, general and administrative	2.9%	3.3%	2.5%	4.0%

	Three Months			Six Months
	Ended June 30,		Change in	Ended June 30,		Change in
(Dollars in millions)	2014	2013	Percentage	2014	2013	Percentage
Total Revenue
Royalties	$69.7	$57.0	22.3%	$143.4	$123.2	16.3%
Contract and other revenue	6.8	0.9	NM*	11.4	1.6	NM*
Total revenue	$76.5	$57.9	32.1%	$154.8	$124.8	24.1%
__________________________________

*	NM — percentage is not meaningful
Royalty Revenue
Patent Licenses
Our patent royalties increased approximately $13.4 million to $67.7 million for the three months ended June 30, 2014 from $54.3 million for the same period in 2013. The increase was primarily due to royalty revenue recognized from the agreements signed with Micron, Nanya, Qualcomm and SK hynix, offset by lower royalty revenue from Samsung. Of the $67.7 million patent royalties for the three months ended June 30, 2014, $21.5 million is related to royalty revenue from settlement of past infringements with SK hynix and Micron.
Our patent royalties increased approximately $22.0 million to $138.1 million for the six months ended June 30, 2014 from $116.1 million for the same period in 2013. The increase was primarily due to royalty revenue recognized from the agreements signed with Micron, Nanya, Qualcomm and SK hynix, offset by lower royalty revenue from Samsung and recognition of a one-time royalty revenue during the first quarter of 2013 from LSI. Of the $138.1 million patent royalties for the six months ended June 30, 2014, $43.0 million is related to royalty revenue from settlement of past infringements with SK hynix and Micron.
We are continuously in negotiations for licenses with prospective customers. We expect patent royalties will continue to vary from period to period based on our success in adding new customers, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed or hybrid in nature.
Solutions Licenses
Royalties from solutions licenses decreased approximately $0.7 million to $2.0 million for the three months ended June 30, 2014 from $2.7 million for the same period in 2013. The decrease was primarily due to lower royalties reported from XDRTM DRAM associated with decreased shipments of the Sony PlayStation®3 product.
Royalties from solutions licenses decreased approximately $1.9 million to $5.2 million for the six months ended June 30, 2014 from $7.1 million for the same period in 2013. The decrease was primarily due to lower royalties reported from XDRTM DRAM associated with decreased shipments of the Sony PlayStation®3 product.
In the future, we expect solutions royalties will continue to vary from period to period based on our customers’ shipment volumes, sales prices, and product mix.
Royalty Revenue by Reportable Segments
Royalty revenue from the MID reportable segment, which includes patent and solutions license royalties, increased approximately $7.3 million to $56.7 million for the three months ended June 30, 2014 from $49.4 million for the same period in 2013. The increase was primarily due to royalty revenue recognized from the agreements signed with Micron, Nanya, Qualcomm and SK hynix offset by lower royalty revenue from Samsung. Royalty revenue from the MID reportable segment increased approximately $8.9 million to $118.0 million for the six months ended June 30, 2014 from $109.1 million for the same period in 2013. The increase was primarily due to royalty revenue recognized from the agreements signed with Micron, Nanya, Qualcomm and SK hynix offset by lower royalty revenue from Samsung and recognition of one-time royalty revenue during the first quarter of 2013 from LSI.
Royalty revenue from the CRI reportable segment increased approximately $4.9 million to $12.5 million for the three months ended June 30, 2014 from $7.6 million for the same period in 2013. The increase was primarily due to royalty revenue recognized from the license agreements signed with Qualcomm during 2014 and Samsung during 2013. Royalty revenue from the CRI reportable segment increased approximately $10.8 million to $24.9 million for the six months ended June 30, 2014 from $14.1 million for the same period in 2013. The increase was primarily due to royalty revenue recognized from the license agreements signed with Qualcomm during 2014 and Samsung during 2013.

Royalty revenue from the Other reportable segment was immaterial for both the three and six months ended June 30, 2014 and 2013, and remained relatively flat period over period.
Contract and Other Revenue
Contract and other revenue consist of revenue from technology development, sale of LED edge-lit products as well as sale of selected intellectual property developed by our MID business unit. Contract and other revenue increased approximately $5.9 million to $6.8 million for the three months ended June 30, 2014 from $0.9 million for the same period in 2013. The increase was primarily due to increased lighting technology development projects, sales of light guides and sale of selected intellectual property developed by our MID business unit. Contract and other revenue increased approximately $9.8 million to $11.4 million for the six months ended June 30, 2014 from $1.6 million for the same period in 2013. The increase was primarily due to the same reasons discussed above.
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
Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment increased approximately $1.8 million to $1.9 million for the three months ended June 30, 2014 from $0.1 million for the same period in 2013, primarily due to sale of selected intellectual property developed by our MID business unit. Contract and other revenue from the MID reportable segment increased approximately $1.8 million to $1.9 million for the six months ended June 30, 2014 from $0.1 million for the same period in 2013, primarily due to sale of selected intellectual property developed by our MID business unit.
Contract and other revenue from the CRI reportable segment decreased approximately $0.1 million to $0.3 million for the three months ended June 30, 2014 from $0.4 million for the same period in 2013, primarily due to decreased number of new evaluation and test equipment contracts in the second quarter of 2014. Contract and other revenue from the CRI reportable segment increased approximately $0.1 million to $0.8 million for the six months ended June 30, 2014 from $0.7 million for the same period in 2013, primarily due to increased number of new evaluation and test equipment contracts in the first half of 2014.
Contract and other revenue from the Other reportable segment increased approximately $4.1 million to $4.6 million for the three months ended June 30, 2014 from $0.5 million for the same period in 2013. The increase was primarily due to increased lighting technology development projects and sales of light guides. Contract and other revenue from the Other reportable segment increased approximately $8.0 million to $8.8 million for the six months ended June 30, 2014 from $0.8 million for the same period in 2013. The increase was primarily due to the same reasons discussed above.

Engineering costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2014	2013	Percentage	2014	2013	Percentage
Engineering costs
Cost of revenue	$4.9	$1.0	NM*	$9.2	$1.1	NM*
Amortization of intangible assets	5.7	6.4	(10.2)%	11.4	12.8	(10.3)%
Stock-based compensation	0.0	0.0	—%	0.0	0.0	—%
Total cost of revenue	10.6	7.4	44.4%	20.6	13.9	48.6%
Research and development	25.1	29.1	(14.0)%	50.7	60.1	(15.7)%
Stock-based compensation	2.6	1.7	57.5%	3.9	3.5	11.0%
Total research and development	27.7	30.8	(10.1)%	54.6	63.6	(14.2)%
Total engineering costs	$38.3	$38.2	0.4%	$75.2	$77.5	(3.0)%
__________________________________

*	NM — percentage is not meaningful
Total engineering costs remained relatively flat for the three months ended June 30, 2014 as compared to the same period in 2013 primarily due to an increase in cost of sales due to sales of light guides of $2.4 million and increased stock-based compensation expenses of $0.9 million, offset by decreased accrual of retention bonuses of $1.7 million, decreased bonus accrual of $0.8 million and decreased amortization expense of $0.2 million.
Total engineering costs decreased $2.3 million for the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to decreased accrual of retention bonuses of $3.9 million as a result of the payouts of retention bonuses, decreased facilities and information technology costs of $1.1 million, decreased bonus accrual of $1.0 million, decreased amortization expense of $0.5 million and decreased prototyping costs of $0.4 million, offset by an increase in cost of sales due to sales of light guides of $4.8 million.
In the near term, we expect engineering costs to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.
Marketing, general and administrative costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2014	2013	Percentage	2014	2013	Percentage
Marketing, general and administrative costs
Marketing, general and administrative costs	$16.4	$12.2	34.1%	$33.6	$34.2	(1.8)%
Stock-based compensation	2.2	1.9	16.6%	3.8	5.0	(23.6)%
Total marketing, general and administrative costs	$18.6	$14.1	31.7%	$37.4	$39.2	(4.6)%
__________________________________
Total marketing, general and administrative costs increased $4.5 million for the three months ended June 30, 2014 primarily due to a one-time reversal of accrued SK hynix related litigation costs of $8.5 million in the same period of 2013 and increased stock-based compensation expenses of $0.3 million, offset by decreased consulting costs of $1.2 million, decreased bonus accrual of $0.7 million and decreased accrual of retention bonuses of $0.6 million.
Total marketing, general and administrative costs decreased $1.8 million for the six months ended June 30, 2014 primarily due to decreased consulting costs of $2.1 million, decreased stock-based compensation expenses of $1.2 million, decreased accrual of retention bonuses of $1.0 million, decreased facilities costs of $1.0 million, decreased headcount related costs of $0.9 million and decreased bonus accrual of $0.9 million, offset by a one-time reversal of accrued SK hynix related litigation costs of $8.5 million in the same period of 2013 and increased sales and marketing costs of $0.5 million.
In the future, marketing, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our marketing, general and administrative costs to remain relatively flat.
Gain from sale of intellectual property:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2014	2013	Percentage	2014	2013	Percentage
Gain from sale of intellectual property	$—	$0.1	N/A*	$0.2	$1.4	(87.8)%
__________________________________

*	N/A — not applicable
During the first half of 2014, we sold portfolios of our patent assets covering wireless and other technologies.
During the first half of 2013, we sold portfolios of our patent assets covering lighting technologies. As part of the transactions, we received an initial upfront payment and expect to receive subsequent payments if and when our partner is successful in licensing that portfolio.

Gain from settlement:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2014	2013	Percentage	2014	2013	Percentage
Gain from settlement	$0.5	$—	N/A*	$1.0	$—	N/A*
__________________________________

*	N/A — not applicable
The settlements with SK hynix and Micron are multiple element arrangements for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with SK hynix and the settlement with Micron which included a third party valuation using an income approach (the “SK hynix Fair Value” and "Micron Fair Value," respectively). The total gain from settlement related to the settlements with SK hynix and Micron was $1.9 million and $3.3 million, respectively. During the three and six months ended June 30, 2014, we recognized $0.5 million and $1.0 million, respectively, as gain from settlement, which represents the portion of the SK hynix Fair Value and Micron Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlements. Refer to Note 15, “Agreements with SK hynix and Micron,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Restructuring charges:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2014	2013	Percentage	2014	2013	Percentage
Restructuring charges	$—	$—	N/A*	$0.0	$2.2	(98.2)%
__________________________________

*	N/A — not applicable
During 2013, we initiated a restructuring program related primarily to our LDT group as a result of the change in our business strategy to reduce our focus on the lower margin bulb products. Additionally, we curtailed our immersive media platform spending. We recorded an immaterial charge related to this plan during the first half of 2014. The restructuring plan has been completed as of June 30, 2014.
Refer to Note 12, “Restructuring Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Interest and other income (expense), net:

	Three Months			Six Months
	Ended June 30,		Change in	Ended June 30,		Change in
(Dollars in millions)	2014	2013	Percentage	2014	2013	Percentage
Interest income and other income (expense), net	$0.1	$(1.4)	NM*	$0.1	$(1.4)	NM*
Interest expense	(8.8)	(7.4)	18.1%	(18.7)	(14.7)	26.9%
Interest and other income (expense), net	$(8.7)	$(8.8)	(2.0)%	$(18.6)	$(16.1)	14.9%
__________________________________

*	NM — percentage is not meaningful
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
Interest expense consists of interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities and non-cash interest expense related to the amortization of the debt discount and issuance costs on the 5% convertible senior notes due 2014 (the “2014 Notes”) and 1.125% convertible senior notes due 2018 (the “2018 Notes”) as well as the coupon interest related to the notes. Interest expense increased for the three and six months ended June 30, 2014 as compared to the same period in 2013 primarily due to the issuance of the 2018 Notes in August 2013. We expect our non-cash interest expense to decrease in the third quarter of 2014 and then increase steadily as the 2018 Notes reach maturity.
Provision for income taxes:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2014	2013	Percentage	2014	2013	Percentage
Provision for income taxes	$6.4	$4.7	34.8%	$11.9	$9.3	28.2%
Effective tax rate	55.9%	(153.0)%		48.0%	(102.9)%
Our effective tax rates for the three and six months ended June 30, 2014 were different from the U.S. statutory tax rate applied to our pretax income primarily due to a full valuation allowance on our U.S. deferred tax assets, foreign withholding and foreign income taxes, and state income taxes. The effective tax rates increased from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014 due to the change of net loss position in 2013 to net income position in 2014.
During the three and six months ended June 30, 2014, we paid withholding taxes of $4.8 million and $9.8 million, respectively. We recorded a provision for income taxes of $6.4 million and $11.9 million for the three and six months ended June 30, 2014, respectively, which is primarily comprised of withholding taxes, other foreign taxes and state income taxes.
Our effective tax rates for the three and six months ended June 30, 2013 were different from the U.S. statutory tax rate applied to our pretax loss due to a full valuation allowance on our U.S. net deferred tax assets, losses in jurisdictions where no tax benefits are recognized, and foreign withholding and income taxes. During the quarter ended June 30, 2013, we calculated our interim tax provision to record taxes incurred by the U.S. entity on a discrete basis because we were projecting losses in which a tax benefit cannot be recognized.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as we are in a cumulative loss position over the previous three years, which is considered significant negative evidence. Although the weight of negative evidence related to cumulative losses has decreased as we have settled outstanding litigation, we believe that this objectively measured negative evidence outweighs the subjectively determined positive evidence of future profitability and, as such, we have not changed our judgment regarding the need for a full valuation allowance on our deferred tax assets in the United States as of June 30, 2014. However, continued improvement in our operating results, conditioned on our MID, LDT or CRI reporting units successfully commercializing new business arrangements, signing new or renewing existing license agreements and managing costs, could lead to reversal of almost all of our valuation allowance. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should we determine that we would be able to realize our remaining deferred tax assets in the foreseeable future, an adjustment to our remaining deferred tax assets would cause a material increase to income in the period such determination is made.
Liquidity and Capital Resources

	As of
	June 30, 2014	December 31, 2013
	(In millions)
Cash and cash equivalents	$99.6	$338.7
Marketable securities	146.8	49.0
Total cash, cash equivalents, and marketable securities	$246.4	$387.7

	Six Months Ended
	June 30,
	2014	2013
	(In millions)
Net cash provided by operating activities	$26.5	$5.2
Net cash used in investing activities	$(98.7)	$(1.8)
Net cash provided by (used in) financing activities	$(166.8)	$2.9

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, substantially all of our cash and cash equivalents are in the United States. Our cash needs for the six months ended June 30, 2014 were funded primarily from cash collected from our customers and, with respect to the repayment of the 2014 Notes, in part from our prior issuance of the 2018 Notes.
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
Operating Activities
Cash provided by operating activities of $26.5 million for the six months ended June 30, 2014 was primarily attributable to the cash generated from customer licensing. Changes in operating assets and liabilities for the six months ended June 30, 2014 primarily included a decrease in accrued salaries and benefits and other liabilities primarily due to the payment of acquisition related retention bonuses and an increase in accounts receivable.
Cash provided by operating activities of $5.2 million for the six months ended June 30, 2013 was primarily attributable to the cash generated from customer licensing and changes in operating assets and liabilities. Changes in operating assets and liabilities for the six months ended June 30, 2013 primarily included a decrease in accrued salaries and benefits and other liabilities primarily due to the payment of retention bonuses and a decrease in accrued litigation expenses primarily due to a one-time reversal of accrued SK hynix related litigation costs.
Investing Activities
Cash used in investing activities of $98.7 million for the six months ended June 30, 2014 primarily consisted of cash paid for purchases of available-for-sale marketable securities of $166.1 million, offset by proceeds from the maturities and sales of available-for-sale marketable securities of $51.4 million and $17.7 million, respectively. In addition, we paid $4.3 million to acquire property, plant and equipment. We also received $2.5 million from the sale of intellectual property.
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
Financing Activities
Cash used in financing activities was $166.8 million for the six months ended June 30, 2014. We repaid $172.5 million in face value of 2014 Notes, upon maturity. We also received proceeds of $5.9 million from the issuance of common stock under equity incentive plans and paid $0.2 million due to payments under installment payment arrangements for fixed assets and principal payments against the lease financing obligation.
Cash provided by financing activities of $2.9 million for the six months ended June 30, 2013 was primarily due to proceeds of $3.1 million from issuance of common stock under equity incentive plans.

Contractual Obligations
As of June 30, 2014, our material contractual obligations were (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$37,357	$2,970	$6,011	$6,156	$6,302	$6,447	$9,471
Leases and other contractual obligations	7,300	2,449	2,250	1,243	1,018	340	—
Software licenses (3)	11,021	3,657	5,616	1,748	—	—	—
Acquisition retention bonuses (4)	1,550	1,480	70	—	—	—	—
Convertible notes	138,000	—	—	—	—	138,000	—
Interest payments related to convertible notes	6,987	776	1,553	1,553	1,553	1,552	—
Total	$202,215	$11,332	$15,500	$10,700	$8,873	$146,339	$9,471
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $19.8 million including $17.9 million recorded as a reduction of long-term deferred tax assets and $1.9 million in long-term income taxes payable as of June 30, 2014. As noted in Note 13, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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

(3)	We have commitments with various software vendors for non-cancellable agreements generally having terms longer than one year.

(4)
In connection with acquisitions, we are obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment. The last payment of CRI retention bonuses was paid in cash during the second quarter of 2014 except for $1.5 million payable to a designated charitable organization as a result of forfeitures by employees.

Share Repurchase Program
During the six months ended June 30, 2014, we did not repurchase any shares of our common stock. As of June 30, 2014, we had repurchased a cumulative total of approximately 26.3 million shares of our common stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of June 30, 2014, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding common stock.
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
Recent Accounting Pronouncements
See Note 2, “Recent Accounting Pronouncements,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for discussion of recent accounting pronouncements including the respective expected dates of adoption.

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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of June 30, 2014, we had an investment portfolio of fixed income marketable securities of $226.4 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of June 30, 2014, the fair value of the portfolio would decline by approximately $0.7 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of design centers in India and France and small business development offices in Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of June 30, 2014, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any material pending legal proceeding; however, from time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors
Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. See also “Note Regarding Forward-Looking Statements” at the beginning of this report.

Risks Associated With Our Business, Industry and Market Conditions
The success of our business depends on sustaining or growing our licensing revenue and the failure to achieve such revenue would lead to a material decline in our results of operations.
Our revenue consists mainly of patent and technology license fees paid for access to our patents, developed technology and development and support services provided to our customers. Our ability to secure the licenses from which our revenues are derived depends on our customers adopting our technology and using it in the products they sell. Once secured, license revenue may be negatively affected by factors within and outside our control, including reductions in our customers’ sales prices, sales volumes, and our failure to timely complete engineering deliverables. If we do not achieve our revenue goals, our results of operations could decline.
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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 60% and 66% of our revenues for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, revenues from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For the six months ended June 30, 2013, revenue from Samsung accounted for 10% or more of our total revenue. We extended our license agreement with Samsung in December 2013 for ten years, and we expect Samsung to continue to account for a significant portion of our licensing revenue. We also entered into settlement agreements with each of SK hynix and Micron (which included Elpida, which Micron had acquired in July 2013) in June 2013 and December 2013, respectively. As a result of the renewal and such settlements, we expect each of Samsung, SK hynix and Micron to account for a significant portion of our licensing revenue in the future. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
Our lengthy license negotiation cycles could make our future revenue difficult to predict because we may not be successful in entering into licenses with our customers on our anticipated timelines.
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
Furthermore, a portion of our revenue comes from development and support services provided to our customers. Depending upon the nature of the services, a portion of the related revenue may be recognized ratably over the support period, or may be recognized according to contract revenue accounting. Contract revenue accounting may result in deferral of the service fees to the completion of the contract, or may result in the recognition of service fees over the period in which services are performed on a percentage-of-completion basis.
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
We have in the past made and may in the future make acquisitions or enter into mergers, strategic investments, sales of assets or other arrangements that may not produce expected operating and financial results.
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
In addition, we may record impairment charges related to our acquisitions or strategic investments. For example, in the third quarter of 2013, we recorded an impairment of goodwill related to our MTD reporting unit. Any losses or impairment charges that we incur related to acquisitions, strategic investments or sales of assets will have a negative impact on our financial results, and we may continue to incur new or additional losses related to acquisitions or strategic investments.
We may have to incur debt or issue equity securities to pay for any future acquisition, which debt could involve restrictive covenants or which equity security issuance could be dilutive to our existing stockholders.
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
For the six months ended June 30, 2014 and 2013, revenues received from our international customers constituted approximately 63% and 67%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
Our success is dependent upon our ability to identify, attract, compensate, motivate and retain qualified personnel, especially engineers, senior management and other key personnel. Our employee turnover accelerated after our reduction-in-force efforts in 2012 and 2013 and subsequent voluntary and involuntary separations. The loss of the services of any key employees could be disruptive to our development efforts or business relationships and could cause our business and operations to suffer.
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
In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established new disclosure and reporting requirements for those companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. While these new requirements continue to be the subject of ongoing litigation and, as a result, uncertainty, we submitted a conflicts minerals report on Form SD with the SEC on May 30, 2014. These new requirements could affect the sourcing and availability of minerals that are used in the manufacture of our products. We have to date incurred costs and could incur additional costs associated with complying with the disclosure requirements, including for example, due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. We expect that there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products.
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
We do not have extensive experience in manufacturing and marketing products, and as a result, will rely on manufacturing supply chain partners and/or sales and distribution channels for certain products. If we are unable to secure manufacturing supply chain partners and/or sales and distribution channels, or if we do not manage them successfully, our operating results could be adversely affected.
In order to grow and in some cases maintain our business, we need to work with various partners to enable them to manufacture and/or sell our solutions. We may be unable to successfully establish and expand the effectiveness of our manufacturing supply chain partners and/or distribution channels.  If our partners do not effectively manufacture and/or sell our solutions or if they fail to meet the needs of our customers, our ability to grow our business and our operating results may be adversely affected.
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

•	our signing or not signing new licenses and the loss of strategic relationships with any customer;

•	announcements of technological innovations or new products by us, our customers or our competitors;

•	changes in our strategies, including changes in our licensing focus and/or acquisitions of companies with business models or target markets different from our own;

•	positive or negative reports by securities analysts as to our expected financial results and business developments;

•	developments with respect to patents or proprietary rights and other events or factors;

•	new litigation and the unpredictability of litigation results or settlements; and

•	issuance of additional securities by us, including in acquisitions.
In addition, the stock market in general, and prices for companies in our industry in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.
We have outstanding senior convertible notes in an aggregate principal amount totaling $138.0 million. Because these notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of such notes. In addition, the existence of these notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.
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
We have material indebtedness. In August 2013, we issued $138.0 million aggregate principal amount of our 2018 Notes which remain outstanding. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited;

•
a substantial portion of our cash flows from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due at maturity in August 2018; and

•	we may be required to make cash payments upon any conversion of the 2018 Notes, which would reduce our cash on hand.
A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of all of our outstanding 2018 Notes. Any required repurchase of the 2018 Notes as a result of a fundamental change or acceleration of the 2018 Notes would reduce our cash on hand such that we would not have those funds available for use in our business.
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
In addition, our patents will continue to expire according to their terms, with expiration dates ranging from 2014 to 2038. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
None.

Item 6. Exhibits
A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date: July 25, 2014	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1*	2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 30, 2014).

10.2*	Form of agreements under the 2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 30, 2014).

10.3*	2006 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 30, 2014).

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

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________________________________

*	Management contract or compensatory plan, contract or arrangement.

**
The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.