Form 10-Q
period 2014-09-30
RAMBUS INC
filed 2014-10-24
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 114,753,168 as of September 30, 2014.

RAMBUS INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Success in the markets of our products and services or our customers’ products;

•	Sources of competition;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Success in signing and renewing license agreements;

•	Terms of our licenses and amounts owed under license agreements;

•	Technology product development;

•	Dispositions, acquisitions, mergers or strategic transactions and our related integration efforts;

•	Impairment of goodwill and long-lived assets;

•	Pricing policies of our customers;

•	Changes in our strategy and business model, including the expansion of our portfolio of inventions and solutions to address additional markets in lighting, chip and system security;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Effects of security breaches or failures in our or our customers’ products and services on our business;

•	Engineering, marketing and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses and operations;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	The level and terms of our outstanding debt;

•	Litigation expenses;

•	Protection of intellectual property;

•	Indemnification and technical support obligations;

•	Issuances of our securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Outcome and effect of current and potential future intellectual property litigation and other significant litigation; and

•	Likelihood of paying dividends or repurchasing securities.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$125,686	$338,696
Marketable securities	145,440	48,966
Accounts receivable	5,099	2,251
Prepaids and other current assets	7,959	8,253
Deferred taxes	1,379	205
Total current assets	285,563	398,371
Intangible assets, net	95,694	117,172
Goodwill	116,899	116,899
Property, plant and equipment, net	65,899	72,642
Deferred taxes, long-term	560	4,797
Other assets	2,542	3,498
Total assets	$567,157	$713,379
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,697	$7,001
Accrued salaries and benefits	11,840	33,448
Convertible notes, short-term	—	164,047
Other current liabilities	8,739	8,346
Total current liabilities	26,276	212,842
Convertible notes, long-term	113,692	109,629
Long-term imputed financing obligation	39,148	39,349
Long-term income taxes payable	1,800	6,561
Other long-term liabilities	8,641	4,769
Total liabilities	189,557	373,150
Commitments and contingencies (Notes 9 and 14)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at September 30, 2014 and December 31, 2013	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 114,753,168 shares at September 30, 2014 and 113,459,390 shares at December 31, 2013	115	113
Additional paid-in capital	1,147,196	1,128,148
Accumulated deficit	(769,367)	(787,727)
Accumulated other comprehensive loss	(344)	(305)
Total stockholders’ equity	377,600	340,229
Total liabilities and stockholders’ equity	$567,157	$713,379
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenue:
Royalties	$64,009	$71,013	$207,387	$194,244
Contract and other revenue	5,703	2,281	17,131	3,835
Total revenue	69,712	73,294	224,518	198,079
Operating costs and expenses:
Cost of revenue*	10,540	8,958	31,199	22,857
Research and development*	27,014	27,553	81,580	91,178
Marketing, general and administrative*	18,200	18,698	55,639	57,956
Gain from sale of intellectual property	—	—	(170)	(1,388)
Restructuring charges	—	1,129	39	3,335
Impairment of goodwill and long-lived assets	—	8,070	—	8,070
Gain from settlement	(510)	(179)	(1,530)	(179)
Total operating costs and expenses	55,244	64,229	166,757	181,829
Operating income	14,468	9,065	57,761	16,250
Interest income and other income (expense), net	(549)	66	(432)	(1,373)
Interest expense	(3,059)	(8,552)	(21,755)	(23,290)
Interest and other income (expense), net	(3,608)	(8,486)	(22,187)	(24,663)
Income (loss) before income taxes	10,860	579	35,574	(8,413)
Provision for income taxes	5,347	6,304	17,214	15,558
Net income (loss)	$5,513	$(5,725)	$18,360	$(23,971)
Net income (loss) per share:
Basic	$0.05	$(0.05)	$0.16	$(0.21)
Diluted	$0.05	$(0.05)	$0.16	$(0.21)
Weighted average shares used in per share calculation:
Basic	114,523	112,640	114,080	112,144
Diluted	118,206	112,640	117,540	112,144
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	$12	$7	$34	$12
Research and development	$1,648	$1,630	$5,574	$5,166
Marketing, general and administrative	$1,781	$1,726	$5,587	$6,707

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Net income (loss)	$5,513	$(5,725)	$18,360	$(23,971)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	12	(4)	(39)	—
Total comprehensive income (loss)	$5,525	$(5,729)	$18,321	$(23,971)

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$18,360	$(23,971)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	11,195	11,885
Depreciation	10,350	11,566
Amortization of intangible assets	20,295	21,420
Non-cash interest expense and amortization of convertible debt issuance costs	13,226	13,369
Impairment of investment in non-marketable equity security	600	1,400
Impairment of goodwill and long-lived assets	—	8,070
Deferred income taxes	6,475	605
Non-cash restructuring	—	653
Gain from sale of intellectual property	(170)	(1,388)
Change in operating assets and liabilities:
Accounts receivable	(2,848)	(1,068)
Prepaid expenses and other assets	(1,714)	5,898
Accounts payable	425	(399)
Accrued salaries and benefits and other liabilities	(21,780)	(17,589)
Income taxes payable	(3,999)	380
Net cash provided by operating activities	50,415	30,831
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,593)	(5,942)
Acquisition of intangible assets	—	(2,500)
Purchases of marketable securities	(200,211)	(101,596)
Maturities of marketable securities	86,636	97,300
Proceeds from sale of marketable securities	17,689	—
Proceeds from sale of intellectual property	2,500	2,250
Net cash used in investing activities	(98,979)	(10,488)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	8,336	4,610
Principal payments against lease financing obligation	(226)	(119)
Payments under installment payment arrangement	(56)	(84)
Repayment of convertible senior notes	(172,500)	—
Proceeds from issuance of convertible senior notes	—	138,000
Issuance costs related to the issuance of convertible senior notes	—	(3,603)
Net cash provided by (used in) financing activities	(164,446)	138,804
Effect of exchange rate changes on cash and cash equivalents	—	(170)
Net increase (decrease) in cash and cash equivalents	(213,010)	158,977
Cash and cash equivalents at beginning of period	338,696	148,984
Cash and cash equivalents at end of period	$125,686	$307,961

Non-cash investing and financing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$762	$252

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
During the third quarter of 2014, the Company renamed its Chief Technology Office organization as the Emerging Solutions Division ("ESD"). The Company determined its CODM to be the Chief Executive Officer and determined its operating segments to be: (1) Memory and Interface Division ("MID"), which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research Inc. ("CRI"), which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) ESD, which includes the computational sensing and imaging group along with the development efforts in the area of emerging technologies; and (4) Lighting and Display Technologies ("LDT"), which focuses on the design, development and licensing of technologies for lighting.
For the three and nine months ended September 30, 2014 and 2013, only MID, CRI and ESD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining other operating segment were shown under “Other.”
Reclassifications
Certain prior periods' amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net loss for any of the periods presented.

2. Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, "Disclosures of Uncertainties About an Entity's Ability to Continue as a Going Concern". The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.
In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718)," which makes amendments to the codification topic 718, "Accounting for Share-Based Payments," when the terms of an award provide that a performance target could be achieved after the requisite service period. The new accounting standards update becomes effective for the Company on January 1, 2016. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as the Company does not currently have any outstanding awards with a performance target that could be achieved after the requisite service period.
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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) per share:	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$5,513	$(5,725)	$18,360	$(23,971)
Denominator:
Weighted-average shares outstanding - basic	114,523	112,640	114,080	112,144
Effect of potential dilutive common shares	3,683	—	3,460	—
Weighted-average shares outstanding - diluted	118,206	112,640	117,540	112,144
Basic net income (loss) per share	$0.05	$(0.05)	$0.16	$(0.21)
Diluted net income (loss) per share	$0.05	$(0.05)	$0.16	$(0.21)
For the three months ended September 30, 2014 and 2013, options to purchase approximately 3.9 million and 5.9 million shares, respectively, and for the nine months ended September 30, 2014 and 2013, options to purchase approximately 5.7 million and 10.2 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the three months ended September 30, 2013, an additional 3.4 million potentially dilutive shares, and for the nine months ended September 30, 2013, an additional 3.7 million potentially dilutive shares have been excluded from the weighted average dilutive shares because there were net losses for the periods.

4. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for each of the reportable segments for the nine months ended September 30, 2014:

Reportable Segment:	As of December 31, 2013	Additions to Goodwill	Impairment Charge of Goodwill	As of September 30, 2014
	(In thousands)
MID	$19,905	$—	$—	$19,905
CRI	96,994	—	—	96,994
ESD	—	—	—	—
Other	—	—	—	—
Total	$116,899	$—	$—	$116,899

	As of
	September 30, 2014
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$19,905	$—	$19,905
CRI	96,994	—	96,994
ESD	8,070	(8,070)	—
Other	13,700	(13,700)	—
Total	$138,669	$(21,770)	$116,899

Intangible Assets
The components of the Company’s intangible assets as of September 30, 2014 and December 31, 2013 were as follows:

		As of September 30, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$185,321	$(98,721)	$86,600
Customer contracts and contractual relationships	1 to 10 years	31,093	(21,999)	9,094
Non-compete agreements	3 years	300	(300)	—
Total intangible assets		$216,714	$(121,020)	$95,694

		As of December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$186,202	$(80,961)	$105,241
Customer contracts and contractual relationships	1 to 10 years	31,093	(19,204)	11,889
Non-compete agreements	3 years	300	(258)	42
Total intangible assets		$217,595	$(100,423)	$117,172

During the three and nine months ended September 30, 2014, the Company did not purchase any intangible assets. During the nine months ended September 30, 2014, the Company sold portfolios of its intellectual property covering wireless and other technologies for $4.4 million and the related gain was recorded as gain from sale of intellectual property and revenue in the condensed consolidated statements of operations.
The favorable contracts (included in customer contracts and contractual relationships) are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduces the favorable contract intangible asset. For the three months ended September 30, 2014 and 2013, the Company received zero and $0.9 million related to the favorable contracts, respectively. For the nine months ended September 30, 2014 and 2013, the Company received $0.9 million and $2.2 million related to the favorable contracts, respectively. As of September 30, 2014 and December 31, 2013, the net balance of the favorable contract intangible assets was $0.1 million and $1.0 million, respectively.
Amortization expense for intangible assets for the three and nine months ended September 30, 2014 was $6.7 million and $20.3 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2013 was $7.4 million and $21.4 million, respectively. The estimated future amortization expense of intangible assets as of September 30, 2014 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2014 (remaining 3 months)	$6,322
2015	25,098
2016	24,318
2017	23,709
2018	10,827
Thereafter	5,420
$95,694

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

5.  Segments and Major Customers
For the three and nine months ended September 30, 2014 and 2013, MID, CRI and ESD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segment were shown under “Other.”
The Company evaluates the performance of its segments based on segment operating income (loss), which is defined as revenue minus segment operating expenses. Segment operating expenses are comprised of direct operating expenses.
Segment operating expenses do not include marketing, general and administrative expenses and the allocation of certain expenses managed at the corporate level, such as stock-based compensation, amortization, and certain bonus and acquisition costs. The “Reconciling Items” category includes these unallocated marketing, general and administrative expenses as well as corporate level expenses. The presentation of the three and nine months ended September 30, 2013 segment data has been updated accordingly to conform with the 2014 segment operating income (loss) definition.
The tables below present reported segment operating income (loss) for the three and nine months ended September 30, 2014 and 2013, respectively.

	For the Three Months Ended September 30, 2014					For the Nine Months Ended September 30, 2014
	MID	CRI	ESD	Other	Total	MID	CRI	ESD	Other	Total
	(In thousands)					(In thousands)
Revenues	$52,495	$11,255	$—	$5,962	$69,712	$172,314	$36,929	$—	$15,275	$224,518
Segment operating expenses	10,783	8,548	4,948	4,845	29,124	30,220	24,466	13,737	13,903	82,326
Segment operating income (loss)	$41,712	$2,707	$(4,948)	$1,117	$40,588	$142,094	$12,463	$(13,737)	$1,372	$142,192
Reconciling items					(26,120)					(84,431)
Operating income					$14,468					$57,761
Interest and other income (expense), net					(3,608)					(22,187)
Income before income taxes					$10,860					$35,574

	For the Three Months Ended September 30, 2013					For the Nine Months Ended September 30, 2013
	MID	CRI	ESD	Other	Total	MID	CRI	ESD	Other	Total
	(In thousands)					(In thousands)
Revenues	$66,103	$5,134	$—	$2,057	$73,294	$175,233	$19,931	$—	$2,915	$198,079
Segment operating expenses	8,306	6,021	6,024	5,205	25,556	28,534	16,981	19,542	13,742	78,799
Segment operating income (loss)	$57,797	$(887)	$(6,024)	$(3,148)	$47,738	$146,699	$2,950	$(19,542)	$(10,827)	$119,280
Reconciling items					(38,673)					(103,030)
Operating income					$9,065					$16,250
Interest and other income (expense), net					(8,486)					(24,663)
Income (loss) before income taxes					$579					$(8,413)
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.

Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at September 30, 2014 and December 31, 2013, respectively, was as follows:

	As of
Customer	September 30, 2014	December 31, 2013
Customer 1 (Other reportable segment)	88%	74%

Revenue from the Company’s major customers representing 10% or more of total revenue for the three and nine months ended September 30, 2014 and 2013, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2014	2013	2014	2013
Customer A (MID and CRI reportable segments)	22%	31%	20%	34%
Customer B (MID reportable segment)	17%	16%	16%	*
Customer C (MID reportable segment)	14%	10%	13%	*
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period
Revenue from customers in the geographic regions based on the location of contracting parties is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
South Korea	$26,821	$34,343	$80,620	$78,871
USA	24,950	15,880	81,522	56,555
Japan	6,497	15,943	23,140	42,812
Europe	4,238	4,098	17,077	11,658
Canada	1,754	2,280	5,365	5,928
Asia-Other	5,452	750	16,794	2,255
Total	$69,712	$73,294	$224,518	$198,079

6. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.  As of September 30, 2014 and December 31, 2013, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of September 30, 2014
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$96,032	$96,032	$—	$—	0.01%
Corporate notes, bonds and commercial paper	145,440	145,495	3	(58)	0.20%
Total cash equivalents and marketable securities	241,472	241,527	3	(58)
Cash	29,654	29,654	—	—
Total cash, cash equivalents and marketable securities	$271,126	$271,181	$3	$(58)

	As of December 31, 2013
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$300,605	$300,605	$—	$—	0.01%
Corporate notes, bonds and commercial paper	58,492	58,507	—	(15)	0.15%
Total cash equivalents and marketable securities	359,097	359,112	—	(15)
Cash	28,565	28,565	—	—
Total cash, cash equivalents and marketable securities	$387,662	$387,677	$—	$(15)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	September 30, 2014	December 31, 2013
	(In thousands)
Cash equivalents	$96,032	$310,131
Short term marketable securities	145,440	48,966
Total cash equivalents and marketable securities	241,472	359,097
Cash	29,654	28,565
Total cash, cash equivalents and marketable securities	$271,126	$387,662

The Company continues to invest in highly rated quality, highly liquid debt securities. As of September 30, 2014, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013 are as follows:

	Fair Value		Gross Unrealized Loss
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In thousands)
Less than one year
Corporate notes, bonds and commercial paper	$120,606	$53,491	$(58)	$(15)

The gross unrealized loss at September 30, 2014 and December 31, 2013 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the corporate notes and bonds. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 7, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

7. Fair Value of Financial Instruments
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$96,032	$96,032	$—	$—
Corporate notes, bonds and commercial paper	145,440	—	145,440	—
Total available-for-sale securities	$241,472	$96,032	$145,440	$—

	As of December 31, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$300,605	$300,605	$—	$—
Corporate notes, bonds and commercial paper	58,492	—	58,492	—
Total available-for-sale securities	$359,097	$300,605	$58,492	$—

The following table presents the financial instruments that are measured on a nonrecurring basis as of September 30, 2014:

	As of September 30, 2014
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the nine months ended September 30, 2014
Investment in non-marketable security	$—	$—	$—	$—	$600

The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” in the condensed consolidated statement of operations. During the third quarter of 2014, as part of its periodic evaluation of the fair value of the investment in the non-marketable equity security, and based on the information provided by the private company at that time, the Company determined that there was a decrease in the security's fair value. The fair value of the non-marketable equity security was determined based on qualitative factors and an income approach, using level 3 fair value inputs, as it was deemed to be the most indicative of the security's fair value. Accordingly, the Company recorded an impairment charge for the entire remaining amount of $0.6 million within interest income and other income (expense), net, in the consolidated statements of operations in the third quarter of 2014.
For the three and nine months ended September 30, 2014 and 2013, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014			As of December 31, 2013
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5% Convertible Senior Notes due 2014 (the "2014 Notes")	$—	$—	$—	$172,500	$164,047	$175,821
1.125% Convertible Senior Notes due 2018 (the "2018 Notes")	$138,000	$113,692	$168,120	$138,000	$109,629	$142,427

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 8, "Convertible Notes," as of September 30, 2014, the 2018 Notes are carried at their face value of $138.0 million, less any unamortized debt discount. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.

8. Convertible Notes
The Company’s convertible notes are shown in the following table:

(In thousands)	As of September 30, 2014	As of December 31, 2013
1.125% Convertible Senior Notes due 2018	$138,000	$138,000
5% Convertible Senior Notes due 2014	—	172,500
Total principal amount of convertible notes	$138,000	$310,500

Unamortized discount - 2018 Notes	$(24,308)	$(28,371)
Unamortized discount - 2014 Notes	—	(8,453)
Total unamortized discount	$(24,308)	$(36,824)

Total convertible notes	$113,692	$273,676
Less current portion	—	164,047
Total long-term convertible notes	$113,692	$109,629
During the second quarter of 2014, the Company paid upon maturity the entire $172.5 million in aggregate principal amount of the 2014 Notes.

Interest expense related to the notes for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
2014 Notes coupon interest at a rate of 5%	$—	$2,156	$3,929	$6,469
2014 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 11.7%	—	4,416	8,744	12,650
2018 Notes coupon interest at a rate of 1.125%	403	194	1,179	194
2018 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 5.5%	1,515	719	4,482	719
Total interest expense on convertible notes	$1,918	$7,485	$18,334	$20,032

9. Commitments and Contingencies
As of September 30, 2014, the Company’s material contractual obligations were as follows (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$35,873	$1,486	$6,011	$6,156	$6,302	$6,447	$9,471
Leases and other contractual obligations	10,809	3,659	3,740	1,727	1,343	340	—
Software licenses (3)	10,209	2,845	5,616	1,748	—	—	—
Acquisition retention bonuses (4)	70	—	70	—	—	—	—
Convertible notes	138,000	—	—	—	—	138,000	—
Interest payments related to convertible notes	6,211	—	1,553	1,553	1,553	1,552	—
Total	$201,172	$7,990	$16,990	$11,184	$9,198	$146,339	$9,471
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $19.7 million including $17.9 million recorded as a reduction of long-term deferred tax assets and $1.8 million in long-term income taxes payable as of September 30, 2014. As noted below in Note 13, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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

(4)
In connection with acquisitions, the Company is obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment. For the retention bonuses related to CRI, the last payment of $1.5 million was paid in cash during the third quarter of 2014 to a designated charitable organization as a result of forfeitures by employees.

Building lease expense was approximately $0.6 million and $1.9 million for the three and nine months ended September 30, 2014, respectively. Building lease expense was approximately $0.6 million and $2.4 million for the three and nine months ended September 30, 2013, respectively. Deferred rent of $1.2 million and $1.4 million as of September 30, 2014 and December 31, 2013, respectively, was included primarily in other long-term liabilities.

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

10. Equity Incentive Plans and Stock-Based Compensation
As of September 30, 2014, 10,839,423 shares of the 31,400,000 shares approved under the 2006 Equity Incentive Plan (the “2006 Plan”) remain available for grant which included an increase of 10,000,000 shares approved by stockholders on April 24, 2014. The 2006 Plan is now the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants; however, the 1997 Stock Option Plan (the “1997 Plan”) will continue to govern awards previously granted under that plan.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2013	2,527,428
Increase in shares approved for issuance	10,000,000
Stock options granted	(2,168,309)
Stock options forfeited	994,532
Stock options expired under former plans	(157,000)
Nonvested equity stock and stock units granted (1)	(421,908)
Nonvested equity stock and stock units forfeited (1)	64,680
Total available for grant as of September 30, 2014	10,839,423
_________________________________________

(1)
For purposes of determining the number of shares available for grant under the 2006 Plan against the maximum number of shares authorized, each share of restricted stock granted reduces the number of shares available for grant by 1.5 shares and each share of restricted stock forfeited increases shares available for grant by 1.5 shares.

General Stock Option Information
The following table summarizes stock option activity under the 1997 Plan and 2006 Plan for the nine months ended September 30, 2014 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2014.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2013	11,377,146	$11.32
Options granted	2,168,309	$9.43
Options exercised	(808,643)	$7.02
Options forfeited	(994,532)	$15.92
Outstanding as of September 30, 2014	11,742,280	$10.88	6.09	$47,629
Vested or expected to vest at September 30, 2014	11,076,127	$11.06	5.94	$44,436
Options exercisable at September 30, 2014	6,135,339	$14.14	4.17	$17,678

No stock options that contain a market condition were granted during the three and nine months ended September 30, 2014. As of both September 30, 2014 and December 31, 2013, there were 1,315,000 stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable. The fair values of the options granted with a market condition were calculated, on their respective grant dates, using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at September 30, 2014, based on the $12.48 closing stock price of Rambus’ common stock on September 30, 2014 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of September 30, 2014 was 8,436,927 and 3,064,424, respectively.
Employee Stock Purchase Plan
Under the 2006 Employee Stock Purchase Plan (“ESPP”), the Company issued 374,588 shares at a price of $7.42 per share during the nine months ended September 30, 2014. The Company issued 652,272 shares at a price of $4.28 per share during the nine months ended September 30, 2013. As of September 30, 2014, 1,144,644 shares under the ESPP remain available for issuance. On September 27, 2013, the Company filed a Registration Statement on Form S-8, registering 1,500,000 additional shares under the ESPP in connection with the commencement of the next subscription period under the ESPP. On April 24, 2014, the Company held its 2014 Annual Meeting of Stockholders where an amendment to the ESPP to increase the number of shares of common stock reserved for issuance under the ESPP by 1,500,000 shares was approved.
Stock-Based Compensation
For the nine months ended September 30, 2014 and 2013, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors an ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
During the three and nine months ended September 30, 2014, the Company granted 252,232 and 2,168,309 stock options, respectively, with an estimated total grant-date fair value of $1.5 million and $9.1 million, respectively. During the three and nine months ended September 30, 2014, the Company recorded stock-based compensation expense related to stock options of $2.4 million and $6.9 million, respectively.
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
As of September 30, 2014, there was $15.8 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested as of September 30, 2014 was $57.7 million.
The total intrinsic value of options exercised was $1.7 million and $3.9 million for the three and nine months ended September 30, 2014, respectively. The total intrinsic value of options exercised was $0.6 million and $0.7 million for the three and nine months ended September 30, 2013, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
During the nine months ended September 30, 2014, net proceeds from employee stock option exercises totaled approximately $5.7 million.
Employee Stock Purchase Plan
For the three and nine months ended September 30, 2014, the Company recorded compensation expense related to the ESPP of $0.4 million and $2.2 million, respectively. The compensation expense related to the ESPP for the nine months ended September 30, 2014 included a one-time catch-up compensation expense related to the increase in shares available for the ESPP which was approved by shareholders during the 2014 Annual Meeting of Stockholders. For the three and nine months ended September 30, 2013, the Company recorded compensation expense related to the ESPP of $0.4 million and $1.4 million, respectively. As of September 30, 2014, there was $0.1 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over one month.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and nine months ended September 30, 2014 and 2013 calculated in accordance with accounting for share-based payments.
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

	Stock Option Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock Option Plans
Expected stock price volatility	44%	45%	40-44%	45-47%
Risk free interest rate	2.1%	1.5%	2.1-2.2%	0.8-1.5%
Expected term (in years)	6.0	5.5	6.0-6.1	5.4-5.5
Weighted-average fair value of stock options granted to employees	$5.81	$4.00	$4.20	$2.48

	Employee Stock Purchase Plan
	Nine Months Ended
	September 30,
	2014	2013
Employee Stock Purchase Plan
Expected stock price volatility	39-44%	48%
Risk free interest rate	0.0-0.1%	0.1%
Expected term (in years)	0.02-0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$3.91	$1.94
_______________________
No shares were issued under the Employee Stock Purchase Plan during the three months ended September 30, 2014 and 2013.

Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and nine months ended September 30, 2014, the Company granted nonvested equity stock units totaling 52,596 and 281,272 shares under the 2006 Plan, respectively. During the three and nine months ended September 30, 2013, the Company granted nonvested equity stock units totaling 44,944 and 349,896 shares under the 2006 Plan, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and nine months ended September 30, 2014, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.7 million and $2.8 million, respectively. For the three and nine months ended September 30, 2013, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.4 million and $2.1 million, respectively. In prior years, the Company granted nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the three and nine months ended September 30, 2014, the Company did not record any stock-based compensation expense related to these performance stock units as they have been forfeited. During the three and nine months ended September 30, 2013, the achievement of certain performance conditions for certain performance equity stock units was considered probable, and as a result, the Company recognized an immaterial amount of stock-based compensation expense related to these performance stock units for these periods.

For the three and nine months ended September 30, 2014, the Company recorded stock-based compensation expense of approximately $0.7 million and $2.1 million, respectively, related to all outstanding nonvested equity stock grants. For the three and nine months ended September 30, 2013, the Company recorded stock-based compensation expense of approximately $0.5 million and $2.4 million, respectively, related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $3.7 million at September 30, 2014. This amount is expected to be recognized over a weighted average period of 2.6 years.
The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2014:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2013	629,649	$8.56
Granted	281,272	$9.83
Vested	(168,915)	$10.01
Forfeited	(43,113)	$7.37
Nonvested at September 30, 2014	698,893	$8.79

11.  Stockholders’ Equity
Share Repurchase Program
During the nine months ended September 30, 2014, the Company did not repurchase any shares of its common stock under its share repurchase program. As of September 30, 2014, the Company had repurchased a cumulative total of approximately 26.3 million shares of its common stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of September 30, 2014, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company’s outstanding common stock.
The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

12. Restructuring Charges
The 2013 Plan
During 2013, the Company initiated a restructuring program related primarily to its LDT group as a result of the change in its business strategy to reduce its focus on the lower margin bulb products. Additionally, the Company curtailed its immersive media platform spending (the “2013 Plan”). In connection with this restructuring program, the Company estimated that it would incur aggregate costs of approximately $3.0 million to $4.0 million. During the three months ended September 30, 2014, the Company did not incur any restructuring charges. During the nine months ended September 30, 2014, the Company incurred an immaterial amount of restructuring charges related primarily to the reduction in workforce, which was related to the ESD reportable segment. The 2013 Plan has been completed as of June 30, 2014.

The following table summarizes the 2013 Plan restructuring activities during the nine months ended September 30, 2014:

	Employee Severance and Related Benefits	Facilities	Total
	(In thousands)
Balance at December 31, 2013	$1,732	$133	$1,865
Charges	39	—	39
Payments	(1,771)	(133)	(1,904)
Balance at September 30, 2014	$—	$—	$—

13. Income Taxes
The Company recorded a provision for income taxes of $5.3 million and $6.3 million for the three months ended September 30, 2014 and 2013, respectively, and $17.2 million and $15.6 million for the nine months ended September 30, 2014 and 2013, respectively. The provision for income taxes for the three and nine months ended September 30, 2014 and 2013 is primarily comprised of withholding taxes, state taxes and other foreign taxes based upon income earned during the period.
During the three and nine months ended September 30, 2014, the Company paid withholding taxes of $4.8 million and $14.6 million, respectively. During the three and nine months ended September 30, 2013, the Company paid withholding taxes of $5.8 million and $13.4 million, respectively.
As of September 30, 2014, the Company’s condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $191.0 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments. As of September 30, 2014, a full valuation allowance has been recorded against the U.S. deferred tax assets.
Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as the Company is in a cumulative loss position over the previous three years, which is considered significant negative evidence. Although the weight of negative evidence related to cumulative losses has decreased as the Company has settled outstanding litigation, the Company believes that this objectively measured negative evidence outweighs the subjectively determined positive evidence of future profitability and, as such, the Company has not changed its judgment regarding the need for a full valuation allowance on its deferred tax assets in the United States as of September 30, 2014. However, continued improvement in the Company's operating results, conditioned on its MID, CRI or LDT reporting units successfully commercializing new business arrangements, signing new or renewing existing license agreements and managing costs, could lead to reversal of almost all of the Company's valuation allowance. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.
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
As of September 30, 2014, the Company had approximately $19.7 million of unrecognized tax benefits, including $17.9 million recorded as a reduction of long-term deferred tax assets and $1.8 million in long-term income taxes payable. If recognized, approximately $1.8 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2013, the Company had $18.8 million of unrecognized tax benefits, including $12.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At September 30, 2014 and December 31, 2013, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2012 and forward. The California returns are subject to examination from 2009 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ended March 2006 and forward. The Company is currently under examination by California for the 2010 and 2011 tax years and by India for fiscal years ended March 2009 and 2010. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate. In January 2014, an Internal Revenue Service examination covering the 2010 through 2011 tax years was completed with no audit adjustments.

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
During each of the three completed quarters of 2014, the Company received cash consideration of $12.0 million from SK hynix. For each quarter, the amount was allocated between royalty revenue ($11.8 million) and gain from settlement ($0.2 million) based on the elements’ SK hynix Fair Value.
The remaining $180.0 million is expected to be paid in successive quarterly payments of $12.0 million, concluding in the second quarter of 2018.

The cumulative cash receipts through September 30, 2014 and the remaining future cash receipts from the agreements with SK hynix are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Cumulative Received to-date as of September 30,	Estimated to Be Received in					Total Estimated Cash Receipts
	2014	Remainder of 2014	2015	2016	2017	2018
(in millions)
Royalty revenue	$59.1	$11.8	$47.3	$47.9	$48.0	$24.0	$238.1
Gain from settlement	0.9	0.2	0.7	0.1	—	—	1.9
Total	$60.0	$12.0	$48.0	$48.0	$48.0	$24.0	$240.0
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
During each of the three completed quarters of 2014, the Company received cash consideration of $10.0 million from Micron. For each quarter, the amount was allocated between royalty revenue ($9.7 million) and gain from settlement ($0.3 million) based on the elements’ Micron Fair Value.
The remaining $244.5 million is expected to be paid in successive quarterly payments of $10.0 million, concluding in the fourth quarter of 2020.
The cumulative cash receipts through September 30, 2014 and the remaining future cash receipts from the agreements with Micron are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Cumulative Received to-date as of September 30,	Estimated to Be Received in						Total Estimated Cash Receipts
	2014	Remainder of 2014	2015	2016	2017	2018	2019 and thereafter
(in millions)
Royalty revenue	$34.3	$9.7	$38.7	$39.5	$40.0	$40.0	$74.5	$276.7
Gain from settlement	1.2	0.3	1.3	0.5	—	—	—	3.3
Total	$35.5	$10.0	$40.0	$40.0	$40.0	$40.0	$74.5	$280.0

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

Advanced Micro Devices Inc.	AMD
Broadcom Corporation	Broadcom
Cooper Lighting, LLC	Cooper Lighting
Cryptography Research, Inc.	CRI
Elpida Memory, Inc.	Elpida
Emerging Solutions Division	ESD
Freescale Semiconductor Inc.	Freescale
Fujitsu Limited	Fujitsu
General Electric Company	GE
Intel Corporation	Intel
International Business Machines Corporation	IBM
Joint Electronic Device Engineering Councils	JEDEC
Lighting and Display Technology	LDT
LSI Corporation (now a division of Avago Technologies Limited)	LSI
Memory and Interfaces Division	MID
Micron Technologies, Inc.	Micron
Mobile Technology Division	MTD
Nanya Technology Corporation	Nanya
Qualcomm Incorporated	Qualcomm
Panasonic Corporation	Panasonic
Renesas Electronics	Renesas
Samsung Electronics Co., Ltd.	Samsung
SK hynix, Inc.	SK hynix
Sony Computer Electronics	Sony
ST Microelectronics N.V.	STMicroelectronics
Toshiba Corporation	Toshiba

Business Overview
We are an innovative technology solutions company that brings invention to market. Our customers leverage our customizable platforms, services and tools to improve, differentiate and accelerate the development of products and services. Our extensive technology portfolio addresses the evolving power, performance and security requirements of the mobile, cloud computing and connected device markets. We drive innovations in memory, chip interfaces and architectures, end-to-end security, and advanced LED lighting, while also looking to disruptions and opportunities in tomorrow’s high-growth markets. We generate revenue by licensing our inventions and solutions and providing services to market-leading companies.
While we have historically focused our efforts on the development of technologies for electronics memory and chip interfaces, we have expanded our portfolio of inventions and solutions to address additional markets in lighting, chip and system security, as well as new areas within the semiconductor industry, such as computational sensing and imaging. We intend to continue our growth into new technology fields, consistent with our mission to create great value through our innovations and to make those technologies available through both our licensing and non-licensing business models. Key to our efforts will be hiring and retaining world-class inventors, scientists and engineers to lead the development of inventions and technology solutions for our fields of focus, and the management and business support personnel necessary to execute our plans and strategies.
During the third quarter of 2014, we renamed our Chief Technology Office, or CTO, organization as the Emerging Solutions Division, or ESD. We have four operational units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research, Inc., or CRI, which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) ESD, which includes our computational sensing and imaging group along with our development efforts in the area of emerging technologies; and (4) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting. As of September 30, 2014, MID, CRI and ESD were considered reportable segments as they met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segment were shown under “Other.” For additional information concerning segment reporting, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
As of September 30, 2014, our semiconductor, lighting, security and other technologies are covered by 1,783 U.S. and foreign patents. Additionally, we have 754 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
Our inventions and technology solutions are offered to our customers through either a patent license or a solutions license. Today, a majority of our revenues are derived from patent licenses, through which we provide our customers a license to use a portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer's own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for up to ten years. Leading consumer product, semiconductor and system companies such as AMD, Broadcom, Freescale, Fujitsu, GE, Intel, LSI, Micron, Nanya, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics and Toshiba have licensed our patents for use in their own products. The majority of our intellectual property in MID was developed in-house and we have expanded our business strategy of monetizing our MID intellectual property to include the sale of select intellectual property. As any sales executed under this expanded strategy represent a component of our ongoing major or central operations and activities, we record the related proceeds as revenue.

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

Executive Summary
During the third quarter of 2014, our CRI group introduced a family of DPA resistant cryptographic cores. As part of our overall IP cores program, these ready-to-use IP cores offer chipmakers an easy-to-integrate security solution with built-in side channel resistance for cryptographic functions across a wide range of connected devices. Leading with high-performance AES cryptographic cores, these DPA resistant solutions provide system on a chip ("SoC") manufacturers with a seamless solution that enables them to devote resources to differentiating features and reduce implementation time. Additionally, Northwest Logic, an intellectual property core designer and developer, has validated interoperability of the Rambus R+™ DDR4/3 PHY with the Northwest Logic DDR4/3 SDRAM Controller Core. The combined solution provides customers with a differentiated memory subsystem that brings together the superior signal integrity offered by the Rambus R+ PHY along with the robust Northwest Logic controller core for a proven and easy-to-integrate solution.
Research and development continues to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three months ended September 30, 2014 increased $1.0 million as compared to the same period in 2013 primarily due to an increase in cost of sales associated with sales of light guides of $1.2 million, increased headcount related expenses of $0.9 million, increased bonus expense of $0.8 million and increased expenses related to software design tools of $0.8 million, offset by decreased accrual of retention bonuses of $1.9 million and decreased amortization expense of $0.6 million. Our engineering expenses for the nine months ended September 30, 2014 decreased $1.2 million as compared to the same period in 2013 primarily due to decreased accrual of retention bonuses of $5.9 million as a result of the payouts of retention bonuses, decreased information technology costs of $0.8 million, decreased amortization expense of $1.1 million and decreased prototyping costs of $0.5 million, offset by an increase in cost of sales associated with sales of light guides of $6.0 million and increased expenses related to software design tools of $0.9 million.
Marketing, general and administrative expenses for the three months ended September 30, 2014 remained relatively flat as compared to the same period in 2013 primarily due to decreased litigation costs of $0.7 million and decreased consulting costs of $0.4 million, offset by increased bonus expense of $0.5 million. Marketing, general and administrative costs for the nine months ended September 30, 2014 decreased $2.3 million as compared to the same period in 2013 primarily due to decreased consulting costs of $2.5 million, decreased headcount related costs of $1.3 million, decreased stock-based compensation expenses of $1.1 million, decreased facilities costs of $0.8 million, decreased accrual of retention bonuses of $0.6 million, offset by a one-time reversal of accrued SK hynix related litigation costs of $8.5 million in the same period of 2013.

Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, the use and adoption of our inventions or technologies and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration, with our top five customers representing approximately 67% and 62% of our revenue for the three and nine months ended September 30, 2014, respectively, as compared to 69% and 61% for the three and nine months ended September 30, 2013, respectively. As a result of renewing with Samsung in 2013 and settling with SK hynix and Micron in 2013, Samsung, SK hynix and Micron are expected to account for a significant portion of our ongoing licensing revenue. For the three and nine months ended September 30, 2014, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For the three months ended September 30, 2013, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2013, revenue from Samsung accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
Another shift in our business strategy regarding our core display patents led us in 2013 to sell a set of patent assets to Acacia where Acacia can proceed independently with a licensing program. We have a net proceeds-sharing program in place with Acacia upon their licensing of these patent assets. We retain the rights to use certain application techniques and may selectively engage with customers to license our intellectual property and technology for use and applications as permitted under our agreement, including without limitation, display panel and designs.
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
Our revenue from companies headquartered outside of the United States accounted for approximately 64% of our total revenue for both the three and nine months ended September 30, 2014 as compared to 78% and 71% for the three and nine months ended September 30, 2013, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk.
For additional information concerning international revenue, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Engineering costs in the aggregate and as a percentage of revenue increased for the three months ended September 30, 2014 as compared to the same period in the prior year. Engineering costs in the aggregate and as a percentage of revenue decreased for the nine months ended September 30, 2014 as compared to the same period in the prior year. In the near term, we expect engineering costs in the aggregate to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.
Marketing, general and administrative expenses in the aggregate decreased and as a percentage of revenue increased for the three months ended September 30, 2014 as compared to the same period in the prior year. Marketing, general and administrative expenses in the aggregate and as a percentage of revenue decreased for the nine months ended September 30, 2014 as compared to the same period in the prior year. In the past, our litigation expenses have been high and difficult to predict due to litigation stemming from the use of our inventions. Because we have successfully negotiated settlements and license agreements with SK hynix, Micron and Nanya, we have settled all outstanding litigation and should no longer have material litigation expenses related to these matters. In the near term, we expect our marketing, general and administrative costs in the aggregate to be higher due to increase in spending on marketing activities.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Royalties	91.8%	96.9%	92.4%	98.1%
Contract and other revenue	8.2%	3.1%	7.6%	1.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	15.1%	12.2%	13.9%	11.5%
Research and development*	38.8%	37.6%	36.3%	46.0%
Marketing, general and administrative*	26.1%	25.5%	24.8%	29.2%
Gain from sale of intellectual property	—%	0.0%	(0.1)%	(0.7)%
Restructuring charges	—%	1.5%	0.0%	1.7%
Impairment of goodwill and long-lived assets	—%	11.0%	—%	4.1%
Gain from settlement	(0.7)%	(0.2)%	(0.7)%	(0.1)%
Total operating costs and expenses	79.3%	87.6%	74.2%	91.7%
Operating income (loss)	20.7%	12.4%	25.8%	8.3%
Interest income and other income (expense), net	(0.8)%	0.1%	(0.2)%	(0.7)%
Interest expense	(4.4)%	(11.7)%	(9.7)%	(11.8)%
Interest and other income (expense), net	(5.2)%	(11.6)%	(9.9)%	(12.5)%
Income (loss) before income taxes	15.5%	0.8%	15.9%	(4.2)%
Provision for income taxes	7.7%	8.6%	7.7%	7.9%
Net income (loss)	7.8%	(7.8)%	8.2%	(12.1)%
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	0.0%	0.0%	0.0%	0.0%
Research and development	2.4%	2.2%	2.5%	2.6%
Marketing, general and administrative	2.6%	2.4%	2.5%	3.4%

	Three Months			Nine Months
	Ended September 30,		Change in	Ended September 30,		Change in
(Dollars in millions)	2014	2013	Percentage	2014	2013	Percentage
Total Revenue
Royalties	$64.0	$71.0	(9.9)%	$207.4	$194.2	6.8%
Contract and other revenue	5.7	2.3	NM*	17.1	3.9	NM*
Total revenue	$69.7	$73.3	(4.9)%	$224.5	$198.1	13.3%
__________________________________

*	NM — percentage is not meaningful
Royalty Revenue
Patent Licenses
Our patent royalties decreased approximately $5.8 million to $61.8 million for the three months ended September 30, 2014 from $67.6 million for the same period in 2013. The decrease was primarily due to lower royalty revenue from Samsung and NVIDIA, offset by higher royalty revenue recognized from the agreements signed with Micron, Nanya and Qualcomm. For the three months ended September 30, 2014, patent royalties from DRAM customers accounted for $37.2 million as compared to $41.4 million for the same period in 2013, due to the change in payments driven by the Samsung renewal, offset by higher royalty revenue recognized from the agreements signed with Micron and Nanya. Of the $61.8 million patent royalties for the three months ended September 30, 2014, $21.5 million is related to royalty revenue from settlement of past infringements with SK hynix and Micron.
Our patent royalties increased approximately $16.2 million to $199.9 million for the nine months ended September 30, 2014 from $183.7 million for the same period in 2013. The increase was primarily due to royalty revenue recognized from the agreements signed with Micron, Nanya, Qualcomm and SK hynix, offset by lower royalty revenue from Samsung and NVIDIA and recognition of a one-time royalty revenue during the first quarter of 2013 from LSI. Of the $199.9 million patent royalties for the nine months ended September 30, 2014, $64.5 million is related to royalty revenue from settlement of past infringements with SK hynix and Micron.
We are continuously in negotiations for licenses with prospective customers. We expect patent royalties will continue to vary from period to period based on our success in adding new customers, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed or hybrid in nature.
Solutions Licenses
Royalties from solutions licenses decreased approximately $1.2 million to $2.2 million for the three months ended September 30, 2014 from $3.4 million for the same period in 2013. The decrease was primarily due to lower royalties reported from decreased shipments of the Sony PlayStation®3 product.
Royalties from solutions licenses decreased approximately $3.0 million to $7.5 million for the nine months ended September 30, 2014 from $10.5 million for the same period in 2013. The decrease was primarily due to lower royalties reported from decreased shipments of the Sony PlayStation®3 product.
In the future, we expect solutions royalties will continue to vary from period to period based on our customers’ shipment volumes, sales prices, and product mix.
Royalty Revenue by Reportable Segments
Royalty revenue from the MID reportable segment, which includes patent and solutions license royalties, decreased approximately $13.6 million to $52.5 million for the three months ended September 30, 2014 from $66.1 million for the same period in 2013. The decrease was primarily due to lower royalty revenue from Samsung and NVIDIA, offset by higher royalty revenue recognized from the agreements signed with Micron, Nanya and Qualcomm. Royalty revenue from the MID reportable segment decreased approximately $4.7 million to $170.5 million for the nine months ended September 30, 2014 from $175.2 million for the same period in 2013. The decrease was primarily due to lower royalty revenue from Samsung and NVIDIA and recognition of one-time royalty revenue during the first quarter of 2013 from LSI, offset by higher royalty revenue recognized from the agreements signed with Micron, Nanya, Qualcomm and SK hynix.
Royalty revenue from the CRI reportable segment increased approximately $6.0 million to $10.9 million for the three months ended September 30, 2014 from $4.9 million for the same period in 2013. The increase was primarily due to royalty revenue recognized from the license agreements signed with Qualcomm during 2014 and Samsung during 2013. Royalty revenue from the CRI reportable segment increased approximately $16.8 million to $35.8 million for the nine months ended September 30, 2014 from $19.0 million for the same period in 2013. The increase was primarily due to royalty revenue recognized from the license agreements signed with Qualcomm during 2014 and Samsung during 2013.
Royalty revenue from the Other reportable segment was immaterial for both the three and nine months ended September 30, 2014 and 2013, and remained relatively flat period over period.
Contract and Other Revenue
Contract and other revenue consist of revenue from technology development, sale of LED edge-lit products as well as sale of selected intellectual property developed by our MID business unit. Contract and other revenue increased approximately $3.4 million to $5.7 million for the three months ended September 30, 2014 from $2.3 million for the same period in 2013. The increase was primarily due to increased lighting technology development projects and sales of light guides. Contract and other revenue increased approximately $13.2 million to $17.1 million for the nine months ended September 30, 2014 from $3.9 million for the same period in 2013. The increase was primarily due to increased lighting technology development projects, sales of light guides and sale of selected intellectual property developed by our MID business unit.
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
Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment was immaterial for both the three months ended September 30, 2014 and 2013, and remained relatively flat period over period. Contract and other revenue from the MID reportable segment increased approximately $1.8 million to $1.9 million for the nine months ended September 30, 2014 from $0.1 million for the same period in 2013, primarily due to sale of selected intellectual property developed by our MID business unit.
Contract and other revenue from the CRI reportable segment was immaterial for both the three months ended September 30, 2014 and 2013, and remained relatively flat period over period. Contract and other revenue from the CRI reportable segment increased approximately $0.2 million to $1.1 million for the nine months ended September 30, 2014 from $0.9 million for the same period in 2013, primarily due to increased number of new evaluation and test equipment contracts in 2014.
Contract and other revenue from the Other reportable segment increased approximately $3.3 million to $5.4 million for the three months ended September 30, 2014 from $2.1 million for the same period in 2013. The increase was primarily due to increased lighting technology development projects and sales of light guides. Contract and other revenue from the Other reportable segment increased approximately $11.4 million to $14.2 million for the nine months ended September 30, 2014 from $2.8 million for the same period in 2013. The increase was primarily due to the same reasons discussed above.

Engineering costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2014	2013	Percentage	2014	2013	Percentage
Engineering costs
Cost of revenue	$4.8	$2.3	NM*	$14.1	$3.4	NM*
Amortization of intangible assets	5.7	6.7	(15.4)%	17.1	19.5	(12.0)%
Stock-based compensation	0.0	0.0	—%	0.0	0.0	—%
Total cost of revenue	10.5	9.0	17.7%	31.2	22.9	36.5%
Research and development	25.4	25.9	(2.1)%	76.0	86.0	(11.6)%
Stock-based compensation	1.6	1.6	1.1%	5.6	5.1	7.9%
Total research and development	27.0	27.5	(2.0)%	81.6	91.1	(10.5)%
Total engineering costs	$37.5	$36.5	2.9%	$112.8	$114.0	(1.1)%
__________________________________

*	NM — percentage is not meaningful

Total engineering costs increased $1.0 million for the three months ended September 30, 2014 as compared to the same period in 2013 primarily due to an increase in cost of sales associated with sales of light guides of $1.2 million, increased headcount related expenses of $0.9 million, increased bonus expense of $0.8 million and increased expenses related to software design tools of $0.8 million, offset by decreased accrual of retention bonuses of $1.9 million and decreased amortization expense of $0.6 million.
Total engineering costs decreased $1.2 million for the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to decreased accrual of retention bonuses of $5.9 million as a result of the payouts of retention bonuses, decreased information technology costs of $0.8 million, decreased amortization expense of $1.1 million and decreased prototyping costs of $0.5 million, offset by an increase in cost of sales associated with sales of light guides of $6.0 million and increased expenses related to software design tools of $0.9 million.
In the near term, we expect engineering costs to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.
Marketing, general and administrative costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2014	2013	Percentage	2014	2013	Percentage
Marketing, general and administrative costs
Marketing, general and administrative costs	$16.4	$17.0	(3.3)%	$50.0	$51.2	(2.3)%
Stock-based compensation	1.8	1.7	3.2%	5.6	6.7	(16.7)%
Total marketing, general and administrative costs	$18.2	$18.7	(2.7)%	$55.6	$57.9	(4.0)%
__________________________________
Total marketing, general and administrative costs remained relatively flat for the three months ended September 30, 2014 as compared to the same period in 2013 primarily due to decreased litigation costs of $0.7 million and decreased consulting costs of $0.4 million, offset by increased bonus expense of $0.5 million.
Total marketing, general and administrative costs decreased $2.3 million for the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to decreased consulting costs of $2.5 million, decreased headcount related costs of $1.3 million, decreased stock-based compensation expenses of $1.1 million, decreased facilities costs of $0.8 million, decreased accrual of retention bonuses of $0.6 million, offset by a one-time reversal of accrued SK hynix related litigation costs of $8.5 million in the same period of 2013.
In the future, marketing, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our marketing, general and administrative costs to be higher due to increase in spending on marketing activities.
Gain from sale of intellectual property:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2014	2013	Percentage	2014	2013	Percentage
Gain from sale of intellectual property	$—	$—	N/A*	$0.2	$1.4	(87.8)%
__________________________________

*	N/A — not applicable
During the first half of 2014, we sold portfolios of our patent assets covering wireless and other technologies.
During the first half of 2013, we sold portfolios of our patent assets covering lighting technologies. As part of the transactions, we received an initial upfront payment and expect to receive subsequent payments if and when our partner is successful in licensing that portfolio.

Gain from settlement:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2014	2013	Percentage	2014	2013	Percentage
Gain from settlement	$0.5	$0.2	NM*	$1.5	$0.2	NM*
__________________________________

*	NM — percentage is not meaningful
The settlements with SK hynix and Micron are multiple element arrangements for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with SK hynix and the settlement with Micron which included a third party valuation using an income approach (the “SK hynix Fair Value” and "Micron Fair Value," respectively). The total gain from settlement related to the settlements with SK hynix and Micron was $1.9 million and $3.3 million, respectively. During the three and nine months ended September 30, 2014, we recognized $0.5 million and $1.5 million, respectively, as gain from settlement, which represents the portion of the SK hynix Fair Value and Micron Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlements. Refer to Note 15, “Agreements with SK hynix and Micron,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Restructuring charges:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2014	2013	Percentage	2014	2013	Percentage
Restructuring charges	$—	$1.1	N/A*	$0.0	$3.3	(98.8)%
__________________________________

*	N/A — not applicable
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
Refer to Note 12, “Restructuring Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Impairment of goodwill and long-lived assets:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2014	2013	Percentage	2014	2013	Percentage
Impairment of goodwill and long-lived assets	$—	$8.1	N/A*	$—	$8.1	N/A*
__________________________________

*	N/A — not applicable
For the three months ended September 30, 2013, we recorded a non-cash charge for the impairment of goodwill within our MTD reporting unit (which is part of our legacy CTO reportable segment) of approximately $8.1 million. During the third quarter of 2013, we curtailed our immersive media platform spending and redirected some of our resources to other strategic programs. Under generally accepted accounting principles, when indicators of potential impairment are identified, companies are required to conduct a review of the carrying amounts of goodwill and other long-lived assets to determine if impairment exists. We conducted this impairment review as a result of the change of our strategy related to our immersive media platform.
Refer to Note 4, “Intangible Assets and Goodwill,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Interest and other income (expense), net:

	Three Months			Nine Months
	Ended September 30,		Change in	Ended September 30,		Change in
(Dollars in millions)	2014	2013	Percentage	2014	2013	Percentage
Interest income and other income (expense), net	$(0.5)	$0.1	NM*	$(0.4)	$(1.4)	(68.5)%
Interest expense	(3.1)	(8.6)	(64.2)%	(21.8)	(23.3)	(6.6)%
Interest and other income (expense), net	$(3.6)	$(8.5)	(57.5)%	$(22.2)	$(24.7)	(10.0)%
__________________________________

*	NM — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities. Additionally, for the three months ended September 30, 2014, during our review of the fair value of our $0.6 million investment in a non-marketable equity security of a private company, based on the information provided by the private company, we determined that there was a decrease in the security's fair value. The fair value of the non-marketable equity security was determined based on qualitative factors and an income approach, using level 3 fair value inputs, as it was deemed to be the most indicative of the security's fair value. Accordingly, we recorded an impairment charge for the entire remaining amount of $0.6 million related to our investment in the non-marketable equity security for the three and nine months ended September 30, 2014.
Interest expense consists of interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities and non-cash interest expense related to the amortization of the debt discount and issuance costs on the 5% convertible senior notes due 2014 (the “2014 Notes”) and 1.125% convertible senior notes due 2018 (the “2018 Notes”) as well as the coupon interest related to the notes. Interest expense decreased for the three and nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to the repayment of the 2014 Notes in second quarter of 2014. We expect our non-cash interest expense to increase steadily as the 2018 Notes reach maturity.
Provision for income taxes:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2014	2013	Percentage	2014	2013	Percentage
Provision for income taxes	$5.3	$6.3	(15.2)%	$17.2	$15.6	10.6%
Effective tax rate	49.2%	1,088.8%		48.4%	(184.9)%
Our effective tax rates for the three and nine months ended September 30, 2014 were different from the U.S. statutory tax rate applied to our pretax income primarily due to a full valuation allowance on our U.S. deferred tax assets, foreign withholding and foreign income taxes, and state income taxes. The effective tax rate decreased from the three months ended September 30, 2013 to the three months ended September 30, 2014 due to an increase in quarterly pre-tax book income. The effective tax rate increased from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 due to the change of net loss position in 2013 to net income position in 2014.
During the three and nine months ended September 30, 2014, we paid withholding taxes of $4.8 million and $14.6 million, respectively. We recorded a provision for income taxes of $5.3 million and $17.2 million for the three and nine months ended September 30, 2014, respectively, which is primarily comprised of withholding taxes, other foreign taxes and state income taxes.
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
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as we are in a cumulative loss position over the previous three years, which is considered significant negative evidence. Although the weight of negative evidence related to cumulative losses has decreased as we have settled outstanding litigation, we believe that this objectively measured negative evidence outweighs the subjectively determined positive evidence of future profitability and, as such, we have not changed our judgment regarding the need for a full valuation allowance on our deferred tax assets in the United States as of September 30, 2014. However, continued improvement in our operating results, conditioned on our MID, CRI or LDT reporting units successfully commercializing new business arrangements, signing new or renewing existing license agreements and managing costs, could lead to reversal of almost all of our valuation allowance. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should we determine that we would be able to realize our remaining deferred tax assets in the foreseeable future, an adjustment to our remaining deferred tax assets would cause a material increase to income in the period such determination is made.

Liquidity and Capital Resources

	As of
	September 30, 2014	December 31, 2013
	(In millions)
Cash and cash equivalents	$125.7	$338.7
Marketable securities	145.4	49.0
Total cash, cash equivalents, and marketable securities	$271.1	$387.7

	Nine Months Ended
	September 30,
	2014	2013
	(In millions)
Net cash provided by operating activities	$50.4	$30.8
Net cash used in investing activities	$(99.0)	$(10.5)
Net cash provided by (used in) financing activities	$(164.4)	$138.8

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, substantially all of our cash and cash equivalents are in the United States. Our cash needs for the nine months ended September 30, 2014 were funded primarily from cash collected from our customers and, with respect to the repayment of the 2014 Notes, in part from our prior issuance of the 2018 Notes.
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
Operating Activities
Cash provided by operating activities of $50.4 million for the nine months ended September 30, 2014 was primarily attributable to the cash generated from customer licensing. Changes in operating assets and liabilities for the nine months ended September 30, 2014 primarily included a decrease in accrued salaries and benefits and other liabilities primarily due to the payment of retention bonuses, a decrease in income taxes payable and an increase in accounts receivable.
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

Investing Activities
Cash used in investing activities of $99.0 million for the nine months ended September 30, 2014 primarily consisted of cash paid for purchases of available-for-sale marketable securities of $200.2 million, offset by proceeds from the maturities and sales of available-for-sale marketable securities of $86.6 million and $17.7 million, respectively. In addition, we paid $5.6 million to acquire property, plant and equipment. We also received $2.5 million from the sale of intellectual property.
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
Financing Activities
Cash used in financing activities was $164.4 million for the nine months ended September 30, 2014. We repaid the principal amount of the 2014 Notes amounting to $172.5 million, which became due in June 2014. We also received proceeds of $8.3 million from the issuance of common stock under equity incentive plans and paid $0.2 million due to payments under installment payment arrangements for fixed assets and principal payments against the lease financing obligation.
Cash provided by financing activities was $138.8 million for the nine months ended September 30, 2013. We received net proceeds of $134.4 million from the issuance of the 2018 Notes. Additionally, we received proceeds of $4.6 million from the issuance of common stock under equity incentive plans.

Contractual Obligations
As of September 30, 2014, our material contractual obligations were (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$35,873	$1,486	$6,011	$6,156	$6,302	$6,447	$9,471
Leases and other contractual obligations	10,809	3,659	3,740	1,727	1,343	340	—
Software licenses (3)	10,209	2,845	5,616	1,748	—	—	—
Acquisition retention bonuses (4)	70	—	70	—	—	—	—
Convertible notes	138,000	—	—	—	—	138,000	—
Interest payments related to convertible notes	6,211	—	1,553	1,553	1,553	1,552	—
Total	$201,172	$7,990	$16,990	$11,184	$9,198	$146,339	$9,471
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $19.7 million including $17.9 million recorded as a reduction of long-term deferred tax assets and $1.8 million in long-term income taxes payable as of September 30, 2014. As noted in Note 13, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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

(4)
In connection with acquisitions, we are obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment. For the retention bonuses related to CRI, the last payment of $1.5 million was paid in cash during the third quarter of 2014 to a designated charitable organization as a result of forfeitures by employees.

Share Repurchase Program
During the nine months ended September 30, 2014, we did not repurchase any shares of our common stock. As of September 30, 2014, we had repurchased a cumulative total of approximately 26.3 million shares of our common stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of September 30, 2014, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding common stock.
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of September 30, 2014, we had an investment portfolio of fixed income marketable securities of $241.5 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of September 30, 2014, the fair value of the portfolio would decline by approximately $0.6 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of design centers in India and France and small business development offices in Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of September 30, 2014, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, tablets, handheld devices, mobile applications, gaming and graphics, high-definition televisions and displays, general lighting, cryptography and data security. The electronics industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers' products and the financial resources of such customers. In particular, DRAM manufacturers, which make up many of our historic customers, have suffered material losses and other adverse effects to their businesses, leading to industry consolidation that may result in loss of revenues under our existing license agreements or loss of target customers. As a result of ongoing competition in the industries in which we operate and the recent economic downturn and continued slow pace of economic recovery, we may achieve a reduced number of licenses or experience tightening of customers' operating budgets, difficulty or inability of our customers to pay our licensing fees, lengthening of the approval process for new licenses and consolidation among our customers, all of which may adversely affect the demand for our technology and may cause us to experience substantial fluctuations in our operating results.
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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 62% and 61% of our revenues for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, revenues from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2013, revenue from Samsung accounted for 10% or more of our total revenue. We extended our license agreement with Samsung in December 2013 for ten years, and we expect Samsung to continue to account for a significant portion of our licensing revenue. We also entered into settlement agreements with each of SK hynix and Micron (which included Elpida, which Micron had acquired in July 2013) in June 2013 and December 2013, respectively. As a result of the renewal and such settlements, we expect each of Samsung, SK hynix and Micron to account for a significant portion of our licensing revenue in the future. We expect to continue to experience significant revenue concentration for the foreseeable future.
In addition, our license agreements are complex and some contain terms that require us to provide certain customers with the lowest royalty rate that we provide to other customers for similar technologies, volumes and schedules. These clauses may limit our ability to effectively price differently among our customers, to respond quickly to market forces, or otherwise to compete on the basis of price. These clauses may also require us to reduce royalties payable by existing customers when we enter into or amend agreements with other customers. Any adjustment that reduces royalties from current customers or licensees may have a material adverse effect on our operating results and financial condition.
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
For the nine months ended September 30, 2014 and 2013, revenues received from our international customers constituted approximately 64% and 71%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
Litigation, Regulation and Business Risks Related to our Intellectual Property
We face potential adverse determinations in litigation stemming from our efforts to protect and enforce our patents and intellectual property and make other claims, which could broadly impact our intellectual property rights, distract our management and cause substantial expenses and declines in our revenue and stock price.
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
Not Applicable.

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

RAMBUS INC.

Date: October 24, 2014	By:	/s/ Satish Rishi
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

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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