Form 10-K
period 2014-12-31
RAMBUS INC
filed 2015-02-20
CIK 917273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2014 was approximately $1.5 billion based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $.001 par value, was 115,234,882 as of January 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on or about April 23, 2015 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Success in the markets of our products and services or our customers' products;

•	Sources of competition;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Operating results;

•	Success in signing and renewing license agreements;

•	Pricing policies of our customers;

•	Technology product development;

•	Dispositions, acquisitions, mergers or strategic transactions and our related integration efforts;

•	Impairment of goodwill and long-lived assets;

•	Changes in our strategy and business model;

•	Engineering, sales and general and administration expenses;

•	Contract revenue;

•	International licenses and operations;

•	Effects of changes in the economy and credit market on our industry and business;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Effects of government regulations on our industry and business;

•	Manufacturing and supply partners and/or sale and distribution channels;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	Corporate governance;

•	The level and terms of our outstanding debt and the repayment or financing of such debt;

•	Resolution of potential governmental agency proceedings involving us;

•	Outcome and effect of potential future intellectual property litigation and other significant litigation;

•	Litigation expenses;

•	Protection of intellectual property;

•	Any changes in laws, agency actions and judicial rulings that may impact the ability to enforce intellectual property rights;

•	Terms of our licenses and amounts owed under license agreements;

•	Indemnification and technical support obligations;

•	Equity repurchase plans;

•	Issuances of our securities, which could involve restrictive covenants or be dilutive to our existing stockholders; and

•	Likelihood of paying dividends.
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
Industry terminology, used widely throughout this annual report, has been abbreviated and, as such, these abbreviations are defined below for your convenience:

Differential Power Analysis	DPA
Double Data Rate	DDR
Dynamic Random Access Memory	DRAM
Field Programmable Gate Arrays	FPGA
Graphics Double Data Rate	GDDR
Input/Output	I/O
Light Emitting Diodes	LED
Low-Power Double Data Rate	LPDDR
Rambus Dynamic Random Access Memory	RDRAMTM
Simple Power Analysis	SPA
Single Data Rate	SDR
Synchronous Dynamic Random Access Memory	SDRAM
eXtreme Data Rate	XDRTM

On occasion we will refer to the abbreviated names of certain entities and, as such, have provided a chart to indicate the full names of those entities for your convenience.

Advanced Micro Devices Inc.	AMD
Broadcom Corporation	Broadcom
Cooper Lighting, LLC	Cooper Lighting
Cryptography Research Division (formerly named Cryptography Research, Inc. or CRI)	CRD
Elpida Memory, Inc.	Elpida
Emerging Solutions Division (formerly named Chief Technology Office or CTO)	ESD
Freescale Semiconductor Inc.	Freescale
Fujitsu Limited	Fujitsu
General Electric Company	GE
Infineon Technologies AG	Infineon
Inotera Memories, Inc.	Inotera
Intel Corporation	Intel
International Business Machines Corporation	IBM
Joint Electronic Device Engineering Councils	JEDEC
Lighting and Display Technology	LDT
LSI Corporation	LSI
Memory and Interfaces Division	MID
Micron Technology, Inc.	Micron
Mobile Technology Division	MTD
Nanya Technology Corporation	Nanya
NVIDIA Corporation	NVIDIA
Qualcomm Incorporated	Qualcomm
Panasonic Corporation	Panasonic
Renesas Electronics	Renesas
Samsung Electronics Co., Ltd.	Samsung
SK hynix, Inc.	SK hynix
Sony Computer Electronics	Sony
ST Microelectronics N.V.	STMicroelectronics
Toshiba Corporation	Toshiba

Item 1.	Business
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
We have four operational units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research Division, or CRD, which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) Emerging Solutions Division, or ESD, which includes our computational sensing and imaging group along with our development efforts in the area of emerging technologies; and (4) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting.
Our inventions and technology solutions are primarily offered to our customers through either a patent license or a technology license. Royalties from patent licenses accounted for 88%, 92% and 89% of our consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Royalties from technology licenses accounted for 4%, 5% and 10% of our consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Today, a majority of our revenues are derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer's own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods up to ten years. The majority of our intellectual property in MID was developed in-house and we have expanded our business strategy of monetizing our MID intellectual property to include the sale of select intellectual property. As any sales executed under this expanded strategy represent a component of our ongoing major or central operations and activities, we record the related proceeds as revenue.
Our Strategy
Our strategy is to evolve from providing primarily patent licenses to providing additional technology, products and services while creating and leveraging strategic synergies to increase revenue. One of our goals is to supplement our patent licensing business with additional licensing opportunities for our technologies, products and services to be incorporated into our customers’ products and/or systems. Our technology licenses are designed to support the implementation and adoption of our technology into our customers’ products or services. As part of these offerings, we can provide a range of services that can include access to technical experts, advanced system design and analysis, hardware and software to enhance design and validation, system IP and specifications, and process-specific hard and soft macros, along with other services. These technology license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Further, under technology licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.

In 2014, we continued our focus on the development of innovative technology and furthering a more open, collaborative relationship with the broader industry. We settled our last outstanding litigation with Nanya Technology Corporation, including the execution of a new patent license agreement, while continuing to engage the industry by joining the standard setting organizations of the Joint Electron Device Engineering Council, GlobalPlatform and the Fact Identity Online Alliance. In addition, we launched our CryptoManager™ secure feature management platform with Qualcomm as lead customer as well as licensed certain security related technologies to Cisco Systems. We also launched an IP cores program and unveiled our enhanced LabStation™ validation platform to address complex IP design and integration.

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
Design and Manufacturing
Our technology solutions are developed with high-volume commercial manufacturing processes in mind. Our solutions can be delivered in a number of ways, from reference designs to full turnkey custom development deliverables. A reference design engagement might include an architectural specification, data sheet, theory of operation and implementation guides. A custom development project would entail a specific design implementation optimized for the customer's manufacturing process. In some cases, we may provide supply chain enablement services where we assist our customers in designing and establishing certain manufacturing processes to implement our technologies in their product offerings. We often develop test-chips of our designs and, in some cases, may deliver our solutions to the market through physical product.
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
Memory and Interfaces
There are four main areas of focus in our Memory and Interface Division: mobile memory, server-based memory, serial link designs, and custom solutions. The main markets for these memory types include memory (DRAM today, NAND in the future), System-on-a-Chip (SoCs) that connect to memory (DRAM controllers), and SoCs that use high-speed serial link interfaces. Since battery technology improves modestly over time, mobile device designers face challenges in adding increased functionality and higher performance with only small increases in power budget. For plug-in systems, there is a strong desire to reduce power consumption for both economic and environmental reasons while still providing increased computing capability and more visually compelling displays. At the chip level, it becomes increasingly difficult to maintain signal integrity and power efficiency as data transfer speeds rise to support more powerful, multi-core processors.
To address these challenges and enable the continued improvement of electronics systems, ongoing innovation is required. The many contributions and patented innovations developed by Rambus scientists and engineers have been, and continue to be, critical in addressing some of the most difficult chip and system challenges. To maximize the value of our intellectual property, we have adopted a licensing strategy that takes advantage of the adoption life cycle of new technologies. During early adoption, we enable our customers to utilize our innovations through technology solutions that offer value in large and/or emerging markets. Working with industry leaders positions our inventions for broad market adoption. As our innovations reach broad adoption, we also pursue patent licensing to monetize products not covered by our technology licenses.
We have developed technologies, advanced designs, and development tools for building high-performance and low-power memory and serial-link interface cores for semiconductor chips. We develop both proprietary and industry-standard interfaces that we provide to our customers under technology license agreements. We also offer a range of services as part of our technology licenses which can include know-how and technology transfer, product design and development, system integration, and other services. We offer a set of solutions under the name R+TM enhanced standard solutions. Fully compatible with industry standards, R+ solutions offer compelling benefits that enable our customers to differentiate their products. We also offer the R+ LPDDR3 memory architecture. The R+ LPDDR3 architecture includes improvements to power efficiency and performance that enable longer battery life and enhanced mobile device functionality for streaming HD video, gaming and data-intensive applications. We continue to focus significant resources and effort to help bring products to market under technology license agreements with leading companies in the industry.
Chip and System Security Technology
Security challenges are increasingly prevalent in a multitude of industries, including high-growth sectors such as mobile and content distribution, providing a variety of opportunities for our hardware-based security technologies and services. This market trend provides us with the opportunity to provide critical technologies, and we are deploying and developing products to enable us to achieve this objective. Through our Cryptography Research Division, we own a portfolio of patented inventions and technology solutions that are needed for creating secure tamper-resistant electronic devices and systems. These patented DPA countermeasures are critical in protecting devices against side channel attacks such as differential power analysis, which involve monitoring the variations in power consumption or electromagnetic emissions of a device. In addition, our CryptoFirewall™ cores provide a robust hardware-based solution to protect electronics systems from counterfeiting, piracy, and other attacks. We believe the hardware-based security that can be achieved with our technologies is vastly superior to many software-based security solutions.
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
Secure Foundation for Connected Devices
In 2014, we introduced a revolutionary new feature management platform from our Cryptography Research Division. As connected products, including mobile phones and Internet of Things (IoT) devices, have a critical need for security, a robust security system is critical. Robust security starts with the design of the SoC and continues with the manufacturing supply chain. The Rambus CryptoManager™ solution brings revolutionary security improvements to the semiconductor chips and supply chains that enable our mobile world.
The CryptoManager platform provides chip and device companies with an advanced hardware root-of-trust for their SoCs, as well as an Infrastructure Suite for end-to-end security throughout the SoC design and manufacturing process. The CryptoManager platform has been developed with a services-based architecture that enables a secure, two-way communication channel across the manufacturing stages. This fully integrated solution is built on a foundation that simplifies, automates, and reduces costs for global enterprise IT, manufacturing, and operations functions.
Lighting and Display Technology
The continued evolution of LED as a bright, reliable and energy-efficient light source creates significant market opportunities in consumer electronics and in general lighting. Harnessing the benefits of LEDs, however, presents a new set of challenges for companies that offer and provide electronics and lighting products and solutions. Our technology allows customers to efficiently and uniformly spread the point source of light emitted from an LED over a large area in a very cost effective way. Moreover, we can control and direct the emitted light to improve the overall product performance or application efficiency. This technology enables class-leading price/performance and freedom of design in the general lighting field. We believe our patented technology, software and know-how, which enables precise placement of MicroLens® optics on light guides, provides our customers with a fundamental competitive advantage over alternative products in the market. We continue to focus resources and effort to help our customers bring new products to market under technology license agreements. Our business model is a blend of patent and technology licensing, product sales and services to help bring innovative products to market.

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
As of December 31, 2014, we had approximately 330 employees in our engineering departments, representing 65% of our total number of 505 employees. None of our employees are covered by collective bargaining agreements. As noted, we believe our future success is dependent on our continued ability to identify, attract, motivate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees and that our relationship with our employees is good.
A significant number of our scientists and engineers spend all or a portion of their time on research and development. For the years ended December 31, 2014, 2013 and 2012, research and development expenses were $110.0 million, $118.0 million and $140.5 million, respectively, including stock-based compensation of approximately $7.2 million, $6.6 million and $9.5 million, respectively. For the years ended December 31, 2014, 2013 and 2012, research and development expenses also included $1.5 million, $8.6 million and $20.5 million, respectively, for the accrual of retention bonuses for engineers. Since innovation is critical to our future success, we expect to continue to invest substantial funds in research and development activities. In addition, because our customer agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract revenue.
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
Patents and Intellectual Property Protection
We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. As of December 31, 2014, our semiconductor, lighting, security and other technologies are covered by 1,784 U.S. and foreign patents, having expiration dates ranging from 2015 to 2038. Additionally, we have 710 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with current and prospective customers, and confidentiality agreements with employees and consultants and other security measures. We also rely on copyright, trademarks and trade secret laws to protect our intellectual property.

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
Our revenue consists mainly of patent and technology license fees paid for access to our patents, developed technology and development and support services provided to our customers. Our ability to secure and renew the licenses from which our revenues are derived depends on our customers adopting our technology and using it in the products they sell. Once secured, license revenue may be negatively affected by factors within and outside our control, including reductions in our customers’ sales prices, sales volumes, our failure to timely complete engineering deliverables, and the terms of such licenses. In addition, we cannot provide any assurance that we will be successful in renewing existing license agreements on equal or favorable terms or at all. If we do not achieve our revenue goals, our results of operations could decline.
We have traditionally operated in industries that are highly cyclical and competitive.
Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, tablets, handheld devices, mobile applications, gaming and graphics, high-definition televisions and displays, general lighting, cryptography and data security. The electronics industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers' products and the financial resources of such customers. In particular, DRAM manufacturers, which make up many of our customers, have suffered material losses and other adverse effects to their businesses, leading to industry consolidation from time-to-time that may result in loss of revenues under our existing license agreements or loss of target customers. As a result of ongoing competition in the industries in which we operate and volatility in various economies around the world, we may achieve a reduced number of licenses or may experience tightening of customers' operating budgets, difficulty or inability of our customers to pay our licensing fees, lengthening of the approval process for new licenses and consolidation among our customers. All of these factors may adversely affect the demand for our technology and may cause us to experience substantial fluctuations in our operating results.
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
If new competitors, technological advances by existing competitors, and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses could increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results would decline. We expect these expenses to increase in the foreseeable future as our technology development efforts continue.
Our revenue is concentrated in a few customers, and if we lose any of these customers through contract terminations or acquisitions, our revenue may decrease substantially.
We have a high degree of revenue concentration. Our top five customers represented approximately 62% of our revenues for both of the years ended December 31, 2014 and 2013. For the year ended December 31, 2014, revenues from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For the year ended December 31, 2013, revenue from Samsung accounted for 10% or more of our total revenue. We extended our license agreement with Samsung in December 2013, and we expect Samsung to continue to account for a significant portion of our licensing revenue. We also entered into settlement agreements with each of SK hynix and Micron (which included Elpida, which Micron had acquired in July 2013) in June 2013 and December 2013, respectively. As a result of the renewal and such settlements, we expect each of Samsung, SK hynix and Micron to account for a significant portion of our licensing revenue in the future. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
We continue to negotiate with customers and prospective customers to enter into license agreements. Any future agreement may trigger our obligation to offer comparable terms or modifications to agreements with our existing customers, which may be less favorable to us than the existing license terms. We expect licensing fees will continue to vary based on our success in renewing existing license agreements and adding new customers, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed. In particular, under our license agreement with Samsung, the license fees payable by Samsung are subject to certain adjustments and conditions, and we therefore cannot provide assurances that the revenues generated by this license will not decline in the future. In addition, some of our material license agreements may contain rights by the customer to terminate for convenience, or upon certain other events, such as change of control, material breach, insolvency or bankruptcy proceedings. If we are unsuccessful in entering into license agreements with new customers or renewing license agreements with existing customers, on favorable terms or at all, or if they are terminated, our results of operations may decline significantly.
Our business and operations could suffer in the event of security breaches.
Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. While we have not identified any material incidents of unauthorized access to date, the theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any future security breach results in inappropriate disclosure of our customers' confidential information, we may incur liability.
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
We have no control over our customers' pricing of their products and there can be no assurance that licensed products will be competitively priced or will sell in significant volumes. Any premium charged by our customers in the price of memory and controller chips or other products over alternatives must be reasonable. If the benefits of our technology do not match the price premium charged by our customers, the resulting decline in sales of products incorporating our technology could harm our operating results.
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
From time to time, we engage in acquisitions, strategic transactions and strategic investments. We completed a number of acquisitions from 2009 to 2012. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not generate the financial returns we expect, we may discover unidentified issues not discovered in due diligence, and we may be subject to liabilities that either are not covered by indemnification protection we may obtain or become subject to litigation. Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers of the acquired business; minimizing the diversion of management's attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures.
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
For the year ended December 31, 2014 and 2013, revenues received from our international customers constituted approximately 63% and 70%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global or regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the demand for the products of our customers in the foreseeable future. If our customers experience reduced demand for their products as a result of global or regional economic conditions or otherwise, this could result in reduced royalty revenue and our business and results of operations could be harmed.
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
Our success is dependent upon our ability to identify, attract, compensate, motivate and retain qualified personnel, especially engineers, senior management and other key personnel. We recently have faced retention issues, such as when our employee turnover accelerated after our reduction-in-force efforts in 2012 and 2013 and subsequent voluntary and involuntary separations. The loss of the services of any key employees could be disruptive to our development efforts or business relationships and could cause our business and operations to suffer.
We are subject to various government restrictions and regulations, including on the sale of products and services that use encryption technology and those related to privacy and other consumer protection matters.
Various countries have adopted controls, license requirements and restrictions on the export, import and use of products or services that contain encryption technology. In addition, governmental agencies have proposed additional requirements for encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Restrictions on the sale or distribution of products or services containing encryption technology may impact the ability of CRD to license its data security technologies to the manufacturers and providers of such products and services in certain markets or may require CRD or its customers to make changes to the licensed data security technology that is embedded in such products to comply with such restrictions. Government restrictions, or changes to the products or services of CRD's customers to comply with such restrictions, could delay or prevent the acceptance and use of such customers' products and services. In addition, the United States and other countries have imposed export controls that prohibit the export of encryption technology to certain countries, entities and individuals. Our failure to comply with export and use regulations concerning encryption technology of CRD could subject us to sanctions and penalties, including fines, and suspension or revocation of export or import privileges.
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
In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established new disclosure and reporting requirements for those companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. While these requirements continue to be the subject of ongoing litigation and, as a result, uncertainty, we submitted a conflicts minerals report on Form SD with the SEC on May 30, 2014. These requirements could affect the sourcing and availability of minerals that are used in the manufacture of our products. We have to date incurred costs and expect to incur significant additional costs associated with complying with the disclosure requirements, including for example, due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free.
Our operations are subject to risks of natural disasters, acts of war, terrorism, widespread illness or security breach at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our operating results.
Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in the San Francisco Bay Area and Bangalore, India. The San Francisco Bay Area is in close proximity to known earthquake fault zones. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should a catastrophe disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, so any resultant work stoppage could have a negative effect on our operating results. We also rely on our network infrastructure and technology systems for operational support and business activities which are subject to physical and cyber damage, and also susceptible to other related vulnerabilities common to networks and computer systems. Acts of terrorism, widespread illness, war and any event that causes failures or interruption in our network infrastructure and technology systems could have a negative effect at our international and domestic facilities and could harm our business, financial condition, and operating results.
We do not have extensive experience in manufacturing and marketing products and, as a result, may be unable to sustain and grow a profitable commercial market for new and existing products.
We do not have extensive experience in manufacturing and marketing products and, as a result, we rely, and may rely in the future, on manufacturing supply chain partners and/or sales and distribution channels for certain of our new and existing products. Certain of these partners are, and may be, our sole manufacturer or sole source of production materials. In addition, many of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our contract manufacturers or suppliers. If we are unable to secure and manage manufacturing supply chain partners and/or sales and distribution channels, or if our partners do not effectively manufacture and/or sell our products, or if we are unable to obtain the necessary production materials to produce our products, our operating results may be adversely affected.

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
Our common stock is listed on The NASDAQ Global Select Market under the symbol “RMBS.” The trading price of our common stock has at times experienced price volatility and may continue to fluctuate significantly in response to various factors, some of which are beyond our control.  Some of these factors include:

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
We and certain of our current and former officers and directors, as well as our current auditors, were subject from 2006 to 2011 to several stockholder derivative actions, securities fraud class actions and/or individual lawsuits filed in federal court against us and certain of our current and former officers and directors. The complaints generally alleged that the defendants violated the federal and state securities laws and stated state law claims for fraud and breach of fiduciary duty. Although to date these complaints have either been settled or dismissed, the amount of time to resolve any future lawsuits is uncertain, and these matters could require significant management and financial resources. Unfavorable outcomes and significant judgments, settlements and legal expenses in litigation related to any future securities law claims could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our common stock.
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
Certain provisions of our outstanding 2018 Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of such 2018 Notes will have the right, at their option, to require us to repurchase, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest on such 2018 Notes, all or a portion of their 2018 Notes. We may also be required to increase the conversion rate of such 2018 Notes in the event of certain fundamental changes.
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

Litigation, Regulation and Business Risks Related to our Intellectual Property
We have in the past, and may in the future, become engaged in litigation stemming from our efforts to protect and enforce our patents and intellectual property and make other claims, which could adversely affect our intellectual property rights, distract our management and cause substantial expenses and declines in our revenue and stock price.
We seek to diligently protect our intellectual property rights and will continue to do so. While we are not currently involved in intellectual property litigation, any future litigation, whether or not determined in our favor or settled by us, would be expected to be costly, may cause delays applicable to our business (including delays in negotiating licenses with other actual or potential customers), would be expected to tend to discourage future design partners, would tend to impair adoption of our existing technologies and would divert the efforts and attention of our management and technical personnel from other business operations. In addition, we may be unsuccessful in any litigation if we have difficulty obtaining the cooperation of former employees and agents who were involved in our business during the relevant periods related to our litigation and are now needed to assist in cases or testify on our behalf. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights beyond the rights at issue in a particular case, including, among other things: our being effectively barred from suing others for violating certain or all of our intellectual property rights; our patents being held invalid or unenforceable or not infringed; our being subjected to significant liabilities; our being required to seek licenses from third parties; our being prevented from licensing our patented technology; or our being required to renegotiate with current customers on a temporary or permanent basis.
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

Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office (“PTO”) and/or the European Patent Office (the “EPO”). Any re-examination proceedings may be reviewed by the PTO's Patent Trial and Appeal Board (“PTAB”). The PTAB and the related former Board of Patent Appeals and Interferences (BPAI) have previously issued decisions in a few cases, finding some challenged claims of Rambus' patents to be valid, and others to be invalid. Decisions of the PTAB are subject to further PTO proceedings and/or appeal to the Court of Appeals for the Federal Circuit. A final adverse decision, not subject to further review and/or appeal, could invalidate some or all of the challenged patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in any intellectual property litigation. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and could cause our revenue to decline substantially.

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
Furthermore, policymakers, including the President, as well as certain industry stakeholders, have proposed reforming U.S. patent laws and regulations to address perceived issues surrounding patent litigation initiated by non-practicing entities. The federal courts, the USPTO, the Federal Trade Commission, and the U.S. International Trade Commission have also recently taken certain actions and issued rulings that have been viewed as unfavorable to patentees. While we cannot predict what form any new patent reform laws or regulations may ultimately take, or what impact they may have on our business, any laws or regulations that restrict or negatively impact our ability to enforce our patent rights against third parties could have a material adverse effect on our business.
In addition, our patents will continue to expire according to their terms, with expiration dates ranging from 2015 to 2038. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2014, we occupied offices in the leased facilities described below:

Number of Offices Under Lease	Location	Primary Use
6	United States
	Sunnyvale, CA (Corporate Headquarters)	Executive and administrative offices, research and development, sales and marketing and service functions
	Chapel Hill, NC	Research and development
	Brecksville, OH (2)	Research and development, prototyping and light manufacturing facility
	San Francisco, CA	Research and development
	Richardson, TX	Research and development
1	Bangalore, India	Administrative offices, research and development and service functions
1	Tokyo, Japan	Business development
1	Seoul, Korea	Business development
1	Taipei, Taiwan	Business development
1	Paris, France	Research and development

Item 3.	Legal Proceedings
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

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
	High	Low	High	Low
First Quarter	$11.00	$8.38	$6.27	$4.80
Second Quarter	$14.82	$10.74	$8.99	$5.31
Third Quarter	$14.77	$11.27	$10.85	$7.95
Fourth Quarter	$12.55	$9.87	$10.57	$8.15
The graph below compares the cumulative 5-year total return of holders of Rambus Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2009 to December 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Rambus Inc.
NASDAQ Composite
RDG Semiconductor Composite

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Fiscal years ending:

	12/09	12/10	12/11	12/12	12/13	12/14
Rambus Inc.	100.00	83.93	30.94	19.96	38.81	45.45
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
RDG Semiconductor Composite	100.00	114.32	110.37	111.80	148.14	187.98
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.
As of January 31, 2015, there were 585 holders of record of our common stock. Since many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
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
For the years ended December 31, 2014 and 2013, we did not repurchase any shares of our common stock under our share repurchase program. As of December 31, 2014, we had repurchased a cumulative total of approximately 26.3 million shares of our common stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of December 31, 2014, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding common stock.
On January 21, 2015, our Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan. This new stock repurchase program replaces the existing program approved by the Board in February 2010 and cancels the 5.2 million shares outstanding as part of the previous authorization. No repurchases have been made under the new plan.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Item 6.	Selected Financial Data
The following selected consolidated financial data for and as of the years ended December 31, 2014, 2013, 2012, 2011 and 2010 was derived from our consolidated financial statements. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Years Ended December 31,
	2014 (2)	2013 (1) (2)	2012 (1)	2011 (2)	2010 (2)
	(In thousands, except per share amounts)
Total revenue	$296,558	$271,501	$234,051	$312,363	$323,390
Net income (loss)	$26,201	$(33,748)	$(134,336)	$(43,053)	$150,917
Net income (loss) per share:
Basic	$0.23	$(0.30)	$(1.21)	$(0.39)	$1.34
Diluted	$0.22	$(0.30)	$(1.21)	$(0.39)	$1.30
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$300,109	$387,662	$203,330	$289,456	$512,009
Total assets	$588,279	$713,379	$587,812	$693,654	$663,172
Convertible notes	$115,089	$273,676	$147,556	$133,493	$121,500
Stockholders’ equity	$391,622	$340,229	$321,594	$429,794	$334,783
______________________________________

(1)	The net loss for the years ended December 31, 2013 and 2012 included $17.8 million and $35.5 million, respectively, of impairment of goodwill and long-lived assets.

(2)
The net income (loss) for the years ended December, 2014, 2013, 2011 and 2010 included $2.0 million, $0.5 million, $6.2 million and $126.8 million, respectively, of gain from settlement which was reflected as a reduction of operating costs and expenses.

.

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
During the third quarter of 2014, we renamed our Chief Technology Office, or CTO, organization as the Emerging Solutions Division, or ESD. We have four operational units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research Division, or CRD, which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) ESD, which includes our computational sensing and imaging group along with our development efforts in the area of emerging technologies; and (4) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting. As of December 31, 2014, MID and CRD were considered reportable segments as they met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.” For additional information concerning segment reporting, see Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.
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
As of December 31, 2014, our semiconductor, lighting, security and other technologies are covered by 1,784 U.S. and foreign patents. Additionally, we have 710 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
Our inventions and technology solutions are offered to our customers through either a patent license or a technology license. Today, a majority of our revenues are derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer's own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods up to ten years. Leading consumer product, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, GE, Intel, LSI, Micron, Nanya, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics and Toshiba have licensed our patents for use in their own products. The majority of our intellectual property in MID was developed in-house and we have expanded our business strategy of monetizing our MID intellectual property to include the sale of select intellectual property. As any sales executed under this expanded strategy represent a component of our ongoing major or central operations and activities, we will record the related proceeds as revenue.
We also offer our customers technology licenses to support the implementation and adoption of our technology in their products or services. Our customers include leading companies such as Cooper Lighting, GE, IBM, Panasonic, Qualcomm, Samsung, Sony and Toshiba. Our technology license offerings include a range of technologies for incorporation into our customers' products and systems. We also offer a range of services as part of our technology licenses which can include know-how and technology transfer, product design and development, system integration, and other services. These technology license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Further, under technology licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.
The remainder of our revenue is contract services revenue which includes license fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period.
We intend to continue making significant expenditures associated with engineering, sales, general and administration and expect that these costs and expenses will continue to be a significant percentage of revenue in future periods. Whether such expenses increase or decrease as a percentage of revenue will be substantially dependent upon the rate at which our revenue or expenses change.
Executive Summary
During 2014, we signed license agreements with Cisco Systems, Nanya and Qualcomm Global Trading Pte. Ltd., a wholly-owned subsidiary of Qualcomm. We also unveiled the CryptoManager™ platform, a feature management solution developed by our CRD, with Qualcomm as lead customer. Additionally, CRD introduced a family of DPA resistant cryptographic cores as an additional offering in our security solutions portfolio. As part of our overall IP cores program, these ready-to-use IP cores offer chipmakers an easy-to-integrate security solution with built-in side channel resistance for cryptographic functions across a wide range of connected devices. Furthermore, Northwest Logic, an intellectual property core designer and developer, has validated interoperability of the Rambus R+™ DDR4/3 PHY with the Northwest Logic DDR4/3 SDRAM Controller Core. We also unveiled our enhanced LabStation™ validation platform to address complex IP design and integration.
Engineering expenses continues to play a key role in our efforts to maintain product innovations. Our engineering expenses for the year ended December 31, 2014 increased $0.8 million as compared to 2013 primarily due to increased cost of sales associated with sales of light guides of $6.5 million, increased headcount related costs of $1.8 million from higher number of employees in 2014, increased expenses related to software design tools of $1.9 million, increased prototyping costs of $1.7 million and legal patent costs of $0.7 million, offset by decreased accrual of retention bonuses related to acquisitions of $7.1 million as a result of the payouts, decreased amortization costs of $2.2 million and decreased information technology costs of $1.1 million.
Sales, general and administrative expenses for the year ended December 31, 2014 decreased $1.7 million as compared to 2013 primarily due to decreased consulting costs of $2.5 million, decreased depreciation expense of $1.7 million, decreased stock-based compensation expenses of $0.9 million, decreased accrual of retention bonuses related to acquisitions of $0.8 million and decreased facilities costs of $0.6 million partially offset by the one-time reversal of accrued SK hynix and Micron related litigation costs of $9.0 million in the same period of 2013 and increased headcount related costs of $1.2 million from higher number of employees in 2014.
Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, the use and adoption of our inventions or technologies and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration, with our top five customers representing approximately 62%, 62% and 68% of our revenue for the years ended December 31, 2014, 2013 and 2012, respectively. As a result of renewing with Samsung in 2013 and settling with SK hynix and Micron in 2013, Samsung, SK hynix and Micron are expected to account for a significant portion of our ongoing licensing revenue. For the year ended December 31, 2014, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For the years ended December 31, 2013 and 2012, revenue from Samsung accounted for 10% or more of our total revenue in each year. We expect to continue to experience significant revenue concentration for the foreseeable future.
The particular customers which account for revenue concentration have varied from period to period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our licensing cycle is lengthy, costly and unpredictable with any degree of certainty. We may incur costs in any particular period before any associated revenue stream begins, if at all. Our lengthy license negotiation cycles could make our future revenue difficult to predict because we may not be successful in entering into licenses with our customers in the amounts projected, or on our anticipated timelines. In addition, while some of our license agreements provide for fixed, quarterly royalty payments, many of our license agreements provide for volume-based royalties, and may also be subject to caps on royalties in a given period. The sales volume and prices of our customers' products in any given period can be difficult to predict. As a result, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter or over the next year.

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

Another shift in our business strategy regarding our core display patents led us in 2013 to sell a set of patent assets where the purchaser of the patents can proceed independently with a licensing program. We have a net proceeds-sharing program in place with the purchaser of the patents upon their licensing of these patent assets. We retain the rights to use certain application techniques and may selectively engage with customers to license our intellectual property and technology for use and applications as permitted under our agreement, including without limitation, display panel and designs.
Global demand for effective security technologies continues to increase. In particular, highly integrated devices such as smart phones and tablets are increasingly used for applications requiring security such as mobile payments, content protection, corporate information and user data. Our CRD is primarily focused on positioning its DPA countermeasures and CryptoFirewall™ technology solutions to capitalize on these trends and growing adoption among technology partners and customers.
Our revenue from companies headquartered outside of the United States accounted for approximately 63%, 70% and 73% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk.
For additional information concerning international revenue, see Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.
Engineering costs in the aggregate increased and as a percentage of revenue decreased in the year ended December 31, 2014 as compared to the prior year. In the near term, we expect engineering costs in the aggregate to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies.
Sales, general and administrative expenses in the aggregate and as a percentage of revenue decreased in the year ended December 31, 2014 as compared to the prior year. In the past, our litigation expenses have been high and difficult to predict. Because we have successfully negotiated settlements and license agreements with SK hynix, Micron and Nanya during the course of 2013 and 2014, we have settled all outstanding litigation and should no longer have material litigation expenses related to these specific matters. In the near term, we expect our sales, general and administrative costs in the aggregate to remain relatively flat. To the extent litigation is again necessary, our expectations on the amount and timing of any future general and administrative costs is uncertain.
Our continued investment in research and development projects, involvement in any future litigation or other legal proceedings and any lower revenue from our customers in the future, will negatively affect our cash from operations.
As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth. In 2014, we did not find any acquisition opportunities that met our criteria from a strategic and valuation perspective.

We continue to evaluate our acquisition options, but to provide us with more flexibility in returning capital back to our shareholders, on January 21, 2015, our Board authorized a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares, which we may tactically execute from time to time.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2014	2013	2012
Revenue:
Royalties	91.6%	97.3%	99.3%
Contract and other revenue	8.4%	2.7%	0.7%
Total revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	14.1%	12.2%	12.1%
Research and development*	37.1%	43.5%	60.0%
Sales, general and administrative*	25.2%	28.2%	48.2%
Restructuring charges	0.0%	2.0%	3.1%
Impairment of goodwill and long-lived assets	—%	6.5%	15.2%
Gain from sale of intellectual property	(1.2)%	(0.5)%	—%
Gain from settlement	(0.6)%	(0.2)%	—%
Total operating costs and expenses	74.6%	91.7%	138.6%
Operating income (loss)	25.4%	8.3%	(38.6)%
Interest income and other income, net	(0.1)%	(0.6)%	0.0%
Interest expense	(8.4)%	(12.1)%	(11.8)%
Interest and other income (expense), net	(8.5)%	(12.7)%	(11.8)%
Income (loss) before income taxes	16.9%	(4.4)%	(50.4)%
Provision for income taxes	8.1%	8.0%	7.0%
Net income (loss)	8.8%	(12.4)%	(57.4)%
______________________________________

* Includes stock-based compensation:
Cost of revenue	0.0%	0.0%	0.0%
Research and development	2.4%	2.4%	4.1%
Sales, general and administrative	2.5%	3.1%	5.5%
Segment Results
Revenue from the MID reportable segment decreased approximately $5.7 million to $226.3 million for the year ended December 31, 2014 from $232.0 million for the year ended December 31, 2013. The decrease was primarily due to lower royalty revenue from Samsung, NVIDIA and XDR™ DRAM associated with decreased shipments of the Sony PlayStation®3 product. The decreased revenue was partially offset by revenue from license agreements signed with SK hynix, Micron, Nanya and Qualcomm.
Segment operating income from the MID reportable segment decreased approximately $11.7 million to $185.5 million for the year ended December 31, 2014 from $197.2 million for the year ended December 31, 2013. The decrease was primarily due to decrease in revenue as discussed above and increased headcount related costs due to higher number of employees in 2014.
Revenue from the CRD reportable segment increased approximately $16.7 million to $49.3 million for the year ended December 31, 2014 from $32.6 million for the year ended December 31, 2013. The increase was primarily due to the license agreement signed with Qualcomm during 2014, the license agreement signed with Samsung during 2013 and new technology development contracts during 2014.

Segment operating income from the CRD reportable segment increased approximately $9.4 million to $21.7 million for the year ended December 31, 2014 from $12.3 million for the year ended December 31, 2013. The increase was primarily due to increase in revenue as discussed above, partially offset by increased headcount related costs from additional employees to support our cryptography development efforts.
Revenue from the Other segment increased approximately $14.1 million to $20.9 million for the year ended December 31, 2014 from $6.8 million for the year ended December 31, 2013. The increase was primarily due to increased lighting technology development projects and sales of light guides.
Segment operating loss from the Other segment decreased approximately $22.3 million to $13.2 million for the year ended December 31, 2014 from $35.5 million for the year ended December 31, 2013. The decrease was primarily due to increase in revenue as discussed above, gain from additional proceeds from sale of portfolio of patent assets covering lighting technologies during 2013 and decreased headcount related costs due to fewer average number of employees in 2014. The decrease was partially offset by increase in cost of sales associated with increased lighting product sales in 2014.
Revenue from the MID reportable segment increased approximately $17.0 million to $232.0 million for the year ended December 31, 2013 from $215.0 million for the year ended December 31, 2012. The increase was primarily due to revenue recognized from new license agreements signed with SK hynix, Micron, STMicroelectronics and LSI Corporation during 2013. The increased revenue is partially offset by lower Samsung royalties which were allocated to the CRD reportable segment and lower royalties reported from decreased shipments related to DDR2 technologies and lower royalties from XDR™ DRAM associated with decreased shipments of the Sony PlayStation®3 product.
Segment operating income from the MID reportable segment increased approximately $21.7 million to $197.2 million for the year ended December 31, 2013 from $175.5 million for the year ended December 31, 2012. The increase was primarily due to increase in revenue as discussed above and decreased headcount related costs due to fewer average number of employees in 2013.
Revenue from the CRD reportable segment increased approximately $14.8 million to $32.6 million for the year ended December 31, 2013 from $17.8 million for the year ended December 31, 2012. The increase was primarily due to the new license agreement signed with STMicroelectronics, the license agreement signed with Samsung and new evaluation and test equipment contracts signed during 2013.
Segment operating income from the CRD reportable segment increased approximately $5.9 million to $12.3 million for the year ended December 31, 2013 from $6.4 million for the year ended December 31, 2012. The increase was primarily due to increase in revenue as discussed above, partially offset by increased headcount related costs from additional employees to support our cryptography development efforts.
Revenue from the Other segment increased approximately $5.6 million to $6.8 million for the year ended December 31, 2013 from $1.2 million for the year ended December 31, 2012. The increase was primarily due to the roll-out of products using our LED edge-lit waveguide in 2013.
Segment operating loss from the Other segment decreased approximately $6.4 million to $35.5 million for the year ended December 31, 2013 from $41.9 million for the year ended December 31, 2012. The decrease was primarily due to increase in revenue as discussed above and gain from sale of portfolio of patent assets covering lighting technologies during 2013, partially offset by increase in cost of sales due to introduction of lighting products in 2013.

	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	Change	Change
	(Dollars in millions)
Total Revenue
Royalties	$271.5	$264.1	$232.4	2.8%	13.7%
Contract and other revenue	25.1	7.4	1.7	NM*	NM*
Total revenue	$296.6	$271.5	$234.1	9.2%	16.0%
______________________________________

*	NM — percentage is not meaningful

Royalty Revenue
Patent Licenses
Our patent royalties increased approximately $11.8 million to $260.9 million for the year ended December 31, 2014 from $249.1 million for the same period in 2013. The increase was primarily due to revenue recognized from new license agreements signed with SK hynix and Micron during 2013 and Nanya and Qualcomm during 2014, partially offset by lower royalty payments from Samsung and NVIDIA. Of the $260.9 million patent royalties for the year ended December 31, 2014, $86.0 million is related to royalty revenue from settlement of past legal proceedings with SK hynix and Micron.
Our patent royalties increased approximately $40.4 million to $249.1 million for the year ended December 31, 2013 from $208.7 million for the same period in 2012. The increase in 2013 was primarily due to revenue recognized from the new license agreements signed with SK hynix, Micron, STMicroelectronics and LSI Corporation. Of the $249.1 million patent royalties for the year ended December 31, 2013, $28.9 million is related to royalty revenue from settlement of past legal proceedings with SK hynix and Micron.
We are continuously in negotiations for licenses with prospective customers. We expect patent royalties will continue to vary from period to period based on our success in adding new customers, renewing or extending existing agreements, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed or hybrid in nature.
Technology Licenses
Royalties from technology licenses decreased approximately $4.4 million to $10.6 million for the year ended December 31, 2014 from $15.0 million for the same period in 2013. The decrease was primarily due to lower royalties from XDR™ DRAM associated with decreased shipments of the Sony PlayStation®3 product.
Royalties from technology licenses decreased approximately $8.7 million to $15.0 million for the year ended December 31, 2013 from $23.7 million for the same period in 2012. The decrease was primarily due to lower royalties reported from decreased shipments related to DDR2 technologies and lower royalties from XDR™ DRAM associated with decreased shipments of the Sony PlayStation®3 product.
We expect future technology licensing royalties from the Sony PlayStation®3 product to continue to decrease. In the future, we expect technology royalties will continue to vary from period to period based on our customers’ shipment volumes, sales prices, and product mix.

Royalty Revenue by Reportable Segment

Royalty revenue from the MID reportable segment, which includes patent and technology license royalties, decreased approximately $8.2 million to $223.5 million for the year ended December 31, 2014 from $231.7 million for the year ended December 31, 2013. The decrease was primarily due to lower royalty revenue from Samsung, NVIDIA and XDR™ DRAM associated with decreased shipments of the Sony PlayStation®3 product. The decreased revenue was partially offset by revenue from license agreements signed with SK hynix, Micron, Nanya and Qualcomm.
Royalty revenue from the CRD reportable segment increased approximately $14.5 million to $45.7 million for the year ended December 31, 2014 from $31.2 million for the year ended December 31, 2013. The increase was primarily due to the new license agreements signed with Qualcomm during 2014 and Samsung during 2013.
Royalty revenue from the Other segment increased $1.1 million to $2.3 million for the year ended December 31, 2014 from $1.2 million for the year ended December 31, 2013. The increase was due to increased royalties from technology licenses associated with increased shipments of lighting products.
Royalty revenue from the MID reportable segment, which includes patent and technology license royalties, increased approximately $17.7 million to $231.7 million for the year ended December 31, 2013 from $214.0 million for the year ended December 31, 2012. The increase was primarily due to revenue recognized from new license agreements signed with SK hynix, Micron, STMicroelectronics and LSI Corporation during 2013. The increased revenue is partially offset by lower Samsung royalties which were allocated to the CRD reportable segment and lower royalties reported from decreased shipments related to DDR2 technologies and lower royalties from XDR™ DRAM associated with decreased shipments of the Sony PlayStation®3 product.

Royalty revenue from the CRD reportable segment increased approximately $13.9 million to $31.2 million for the year ended December 31, 2013 from $17.3 million for the year ended December 31, 2012. The increase was primarily due to the new license agreement signed with STMicroelectronics and the license agreement signed with Samsung during 2013.
Royalty revenue from the Other segment increased slightly to $1.2 million for the year ended December 31, 2013 from $1.1 million for the year ended December 31, 2012.
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development, sale of LED edge-lit products as well as sale of selected intellectual property developed by our MID business unit. Contract and other revenue increased approximately $17.6 million to $25.0 million for the year ended December 31, 2014 from $7.4 million for the year ended December 31, 2013. The increase was primarily due to increased lighting technology development projects, sales of light guides and sale of selected intellectual property.
Contract and other revenue increased approximately $5.7 million to $7.4 million for the year ended December 31, 2013 from $1.7 million for the year ended December 31, 2012. The increase was primarily due to increased revenue from roll-out of lighting products and services in 2013.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.
Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment increased approximately $2.6 million to $2.9 million for the year ended December 31, 2014 from $0.3 million for the year ended December 31, 2013, primarily due to sale of selected intellectual property. Contract and other revenue from the CRD reportable segment increased approximately $2.2 million to $3.6 million for the year ended December 31, 2014 from $1.4 million for the year ended December 31, 2013, primarily due to new technology development contracts. Contract and other revenue from the Other segment increased approximately $12.9 million to $18.6 million for the year ended December 31, 2014 from $5.7 million for the year ended December 31, 2013, primarily due to increased lighting technology development projects and sales of light guides.
Contract and other revenue from the MID reportable segment decreased approximately $0.7 million to $0.3 million for the year ended December 31, 2013 from $1.0 million for the year ended December 31, 2012, primarily due to the absence of new technology development contracts in 2013. Contract and other revenue from the CRD reportable segment increased approximately $0.9 million to $1.4 million for the year ended December 31, 2013 from $0.5 million for the year ended December 31, 2012, primarily due to new evaluation and test equipment contracts signed in 2013. Contract and other revenue from the Other segment increased approximately $5.5 million to $5.7 million for the year ended December 31, 2013 from $0.2 million for the year ended December 31, 2012, primarily due to the roll-out of products using our LED edge-lit waveguide in 2013.
Engineering costs:

	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	Change	Change
	(Dollars in millions)
Engineering costs
Cost of revenue	$19.1	$7.3	$0.7	NM*	NM*
Amortization of intangible assets	22.9	25.9	27.7	(11.8)%	(6.5)%
Total cost of revenue	42.0	33.2	28.4	26.3%	17.1%
Research and development	102.8	111.4	131.0	(7.7)%	(14.9)%
Stock-based compensation	7.2	6.6	9.5	9.4%	(31.0)%
Total research and development	110.0	118.0	140.5	(6.7)%	(16.0)%
Total engineering costs	$152.0	$151.2	$168.9	0.5%	(10.5)%
______________________________________

*	NM — percentage is not meaningful

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
For the year ended December 31, 2014 as compared to the same period in 2013, total engineering costs increased 0.5% primarily due to increased cost of sales associated with sales of light guides of $6.5 million, increased headcount related costs of $1.8 million from higher number of employees in 2014, increased expenses related to software design tools of $1.9 million, increased prototyping costs of $1.7 million and legal patent costs of $0.7 million, offset by decreased accrual of retention bonuses related to acquisitions of $7.1 million as a result of the payouts, decreased amortization costs of $2.2 million and decreased information technology costs of $1.1 million.
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
Sales, general and administrative costs:

	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	Change	Change
	(Dollars in millions)
Sales, general and administrative costs
Sales, general and administrative costs	$66.5	$70.7	$86.4	(6.0)%	(18.1)%
Litigation expense	0.8	(2.6)	13.2	NM*	NM*
Stock-based compensation	7.5	8.3	13.0	(10.7)%	(35.6)%
Total sales, general and administrative costs	$74.8	$76.4	$112.6	(2.2)%	(32.1)%
______________________________________

*	NM — percentage is not meaningful
Sales, general and administrative expenses include expenses and costs associated with trade shows, public relations, advertising, litigation, general legal, insurance and other sales, marketing and administrative efforts. Litigation expenses have historically been a significant portion of our sales, general and administrative expenses and has declined over the past three years. Consistent with our business model, our licensing, sales and marketing activities aim to develop or strengthen relationships with potential new and current customers. In addition, we work with current customers through marketing, sales and technical efforts to drive adoption of their products that use our innovations and solutions, by system companies. Due to the long business development cycles we face and the semi-fixed nature of sales, general and administrative expenses in a given period, these expenses generally do not correlate to the level of revenue in that period or in recent or future periods.
For the year ended December 31, 2014 as compared to 2013, total sales, general and administrative costs decreased 2.2% due to decreased consulting costs of $2.5 million, decreased depreciation expense of $1.7 million, decreased stock-based compensation expenses of $0.9 million, decreased accrual of retention bonuses related to acquisitions of $0.8 million and decreased facilities costs of $0.6 million partially offset by the one-time reversal of accrued SK hynix and Micron related litigation costs of $9.0 million in the same period of 2013 and increased headcount related costs of $1.2 million from higher number of employees in 2014.
For the year ended December 31, 2013 as compared to 2012, total sales, general and administrative costs decreased 32.1% which included a decrease in litigation expenses related to ongoing major cases of $15.8 million (primarily due to the reversals of accrued related litigation costs of $9.0 million related to the SK hynix and Micron lawsuits) and a decrease in stock-based compensation of $4.6 million. Non-litigation and non-stock based compensation related sales, general and administrative costs decreased 18.1% for the year ended December 31, 2013 as compared to 2012, primarily due to decreased headcount related costs of $5.0 million from the lower average number of employees in 2013, decreased expenses from various cost saving measures (which resulted in decreased consulting expenses of $3.9 million, decreased costs related to sales and marketing events and activities of $3.0 million and decreased facilities expenses of $1.9 million) and decreased accrual of retention bonuses related to acquisitions of $2.4 million, partially offset by $2.3 million increase in funding for our 2013 CIP, which was higher than our 2012 CIP.
In the future, sales, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative costs to remain relatively flat.
Restructuring charges:

	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	Change	Change
	(Dollars in millions)
Restructuring charges	$0.0	$5.5	$7.3	(99.3)%	(24.0)%
During 2013, we initiated a restructuring program related primarily to our LDT group as a result of the change in our business strategy to reduce our focus on the lower margin bulb products. Additionally, we curtailed spending on our immersive media platform. As a result of these actions, we recorded an immaterial charge related to this plan during 2014 and a charge of $3.4 million related primarily to the reduction in workforce in 2013. The restructuring plan was completed in 2014. Additionally, we recorded a charge of $2.1 million during 2013 related primarily to the consolidation of certain facilities and the reduction in workforce which was part of our approved 2012 plan.
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
Impairment of goodwill and long-lived assets:

	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	Change	Change
	(Dollars in millions)
Impairment of goodwill and long-lived assets	$—	$17.8	$35.5	(100.0)%	(50.0)%
During 2014, we did not record a charge for the impairment of long-lived assets or goodwill.
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

Gain from sale of intellectual property:

	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	Change	Change
	(Dollars in millions)
Gain from sale of intellectual property	$3.5	$1.4	$—	NM*	N/A**
______________________________________

*	NM — percentage is not meaningful

**	N/A — not applicable
During 2014, we sold portfolios of our patent assets covering wireless and other technologies.
During 2013, we sold portfolios of our patent assets covering lighting technologies. As part of these transactions, we received an initial upfront payment and expect to receive subsequent payments when the purchaser of the patents is successful in licensing that portfolio. During 2014, we received $3.4 million from the purchaser of the patents related to this transaction which was recorded as gain from sale of intellectual property.
Gain from settlement:

	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	Change	Change
	(Dollars in millions)
Gain from settlement	$2.0	$0.5	$—	NM*	N/A**
______________________________________

*	NM — percentage is not meaningful

**	N/A — not applicable
The settlements with SK hynix and Micron are multiple element arrangements for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with SK hynix and the settlement with Micron which included a third party valuation using an income approach (the “SK hynix Fair Value” and "Micron Fair Value", respectively). The total gain from settlement related to the settlements with SK hynix and Micron was $1.9 million and $3.3 million, respectively. During the year ended December 31, 2014, we recognized $2.0 million as gain from settlement, which represents the portion of the SK hynix Fair Value and Micron Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlements. Refer to Note 19, “Agreements with SK hynix and Micron,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Interest and other income (expense), net:

	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	Change	Change
	(Dollars in millions)
Interest income and other income (expense), net	$(0.3)	$(1.6)	$0.0	(82.7)%	NM*
Interest expense	(24.8)	(32.9)	(27.5)	(24.5)%	19.5%
Interest and other income (expense), net	$(25.1)	$(34.5)	$(27.5)	(27.2)%	25.6%
______________________________________

*	NM — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities. Additionally, in 2013, during our review of the fair value of our $2.0 million investment in a non-marketable equity security of a private company, based on the information provided by the private company, we determined that there was a decrease in the security's fair value. The fair value of the non-marketable equity security was determined based on an income approach, using level 3 fair value inputs, as it was deemed to be the most indicative of the security's fair value. Accordingly, we recorded an impairment charge of $1.4 million related to our investment in the non-marketable equity security in 2013. In 2014, during our review of the remaining fair value of our $0.6 million investment in the non-marketable equity security of a private company, based on the information provided by the private company, we determined that there was a decrease in the security's fair value. Accordingly, we recorded an impairment charge for the entire remaining amount of $0.6 million related to our investment in the non-marketable equity security in 2014.
Interest expense consists of interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities and non-cash interest expense related to the amortization of the debt discount and issuance costs on the 5% convertible senior notes due 2014 (the “2014 Notes”) and the 1.125% convertible senior notes due 2018 (the “2018 Notes”), as well as the coupon interest related to these notes. Interest expense decreased in 2014 as compared to the same period in 2013 primarily due to the repayment of the 2014 Notes in second quarter of 2014. For the years ended December 31, 2014, 2013 and 2012, we recognized $4.5 million, $4.4 million and $4.1 million, respectively, of interest expense in connection with the imputed financing obligations in our statements of operations. We expect our non-cash interest expense to increase steadily as the notes reach maturity. See Note 11, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
Provision for income taxes:

	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	Change	Change
	(Dollars in millions)
Provision for income taxes	$24.0	$21.7	$16.5	10.7%	32.1%
Effective tax rate	47.9%	(180.8)%	(14.0)%
______________________________________

*	NM — percentage is not meaningful
Our effective tax rate for the year ended December 31, 2014 was different from the U.S. statutory tax rate applied to our pretax income primarily due to the valuation allowance on our U.S. deferred tax assets and foreign withholding and income taxes. Our effective tax rates for the years ended December 31, 2013 and 2012 were different from the U.S. statutory tax rate applied to our pretax loss primarily due to the valuation allowance on our U.S. deferred tax assets and foreign withholding and income taxes.
For the year ended December 31, 2014, we paid withholding taxes of $19.4 million. We recorded a provision for income taxes of $24.0 million which was primarily comprised of withholding taxes, other foreign taxes and current state taxes. For the year ended December 31, 2013, we paid withholding taxes of $19.3 million. We recorded a provision for income taxes of $21.7 million which was primarily comprised of withholding taxes, other foreign taxes and current state taxes. For the year ended December 31, 2012, we paid withholding taxes of $15.7 million. We recorded a provision for income taxes of $16.5 million which was primarily comprised of withholding taxes, other foreign taxes and current state taxes.
As of December 31, 2014, we continued to maintain a valuation allowance against our U.S. deferred tax assets. Management periodically evaluates the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. Based on all available evidence, we determined that it was not more likely than not that the deferred tax assets would be realized. Should we achieve sustained taxable income in the future, we would release the valuation allowance to recognize the deferred tax assets which would provide a valuable benefit to us.

Liquidity and Capital Resources

	December 31, 2014	December 31, 2013
	(In millions)
Cash and cash equivalents	$154.1	$338.7
Marketable securities	146.0	49.0
Total cash, cash equivalents, and marketable securities	$300.1	$387.7

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Net cash provided by (used in) operating activities	$76.9	$51.3	$(17.5)
Net cash provided by (used in) investing activities	$(97.9)	$(2.3)	$2.6
Net cash provided by (used in) financing activities	$(163.5)	$140.8	$1.7
Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, substantially all of our cash and cash equivalents are in the United States. Our cash needs for the year ended December 31, 2014 were funded primarily from cash collected from our customers and, with respect to the repayment of the 2014 Notes, in part from our prior issuance of the 2018 Notes.
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
As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth. In 2014, we did not find any acquisition opportunities that met our criteria from a strategic and valuation perspective.

We continue to evaluate our acquisition options, but to provide us with more flexibility in returning capital back to our shareholders, on January 21, 2015, our Board authorized a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares, which we may tactically execute from time to time.

Operating Activities
Cash provided by operating activities of $76.9 million for the year ended December 31, 2014 was primarily attributable to the cash generated from customer licensing. Changes in operating assets and liabilities for the year ended December 31, 2014 primarily included a decrease in accrued salaries and benefits and other accrued liabilities primarily due to the payment of retention bonuses and an increase in accounts receivable, offset by increases in income taxes payable and deferred revenue.
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

Investing Activities
Cash used in investing activities of $97.9 million for the year ended December 31, 2014 primarily consisted of cash paid for purchases of available-for-sale marketable securities of $240.3 million, offset by proceeds from the maturities and sales of available-for-sale marketable securities of $118.7 million and $25.0 million, respectively. In addition, we paid $7.2 million to acquire property, plant and equipment. We also received $5.9 million from the sale of intellectual property.
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
Financing Activities
Cash used in financing activities was $163.5 million for the year ended December 31, 2014. We repaid the principal of the 2014 convertible senior notes amounting to $172.5 million, which became due in June 2014. We also received proceeds of $11.1 million from the issuance of common stock under equity incentive plans, paid $1.8 million due to payments under installment payment arrangements to acquire fixed assets and paid $0.3 million related to the principal payments against the lease financing obligation.
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
Contractual Obligations
On December 15, 2009, we entered into a lease agreement for approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California commencing on July 1, 2010 and expiring on June 30, 2020. The office space is used for our corporate headquarters, as well as engineering, sales, marketing and administrative operations and activities. We have two options to extend the lease for a period of 60 months each and a one-time option to terminate the lease after 84 months in exchange for an early termination fee. Pursuant to the terms of the lease, the landlord agreed to reimburse us approximately $9.1 million, which was received by the year ended December 31, 2011. We recognized the reimbursement as an additional imputed financing obligation as such payment from the landlord is deemed to be an imputed financing obligation. On November 4, 2011, to better plan for future expansion, we entered into an amended lease for our Sunnyvale facility for approximately an additional 31,000 square feet of space commencing on March 1, 2012 and expiring on June 30, 2020. Additionally, a tenant improvement allowance to be provided by the landlord was approximately $1.7 million. On September 29, 2012, we entered into a second amended Sunnyvale lease to reduce the tenant improvement allowance to approximately $1.5 million. On January 31, 2013, we entered into a third amendment to the Sunnyvale lease to surrender the 31,000 square-foot space from the first amendment back to the landlord and recorded a total charge of $2.0 million related to the surrender of the amended lease.
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
Monthly lease payments on the facility are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate was determined in accordance with the requirements of sale leaseback accounting. For the years ended December 31, 2014, 2013 and 2012, we recognized in our Consolidated Statements of Operations $4.5 million, $4.4 million and $4.1 million, respectively, of interest expense in connection with the imputed financing obligation on these facilities. At December 31, 2014 and 2013, the imputed financing obligation balance in connection with these facilities was $39.5 million and $39.7 million, respectively, which was primarily classified under long-term imputed financing obligation.
In November 2011, we entered into a lease agreement for approximately 26,000 square feet of office space in San Francisco, California to be used for CRD’s office space and is treated as an operating lease. This lease has a commencement date of February 1, 2012 and a lease term of 75 months from the commencement date. The annual base rent includes certain rent abatement and increases annually over the lease term.
In connection with the June 3, 2011 acquisition of CRD, we were obligated to pay a retention bonus to certain CRD employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment, in three equal amounts of approximately $16.7 million. All three payments have been paid as of December 31, 2014 with the last portion paid in 2014.
On June 29, 2009, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $150.0 million aggregate principal amount of the 2014 Notes. On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. During the second quarter of 2014, we paid upon maturity the entire $172.5 million in aggregate principal amount of the 2014 Notes. The aggregate principal amount of the 2014 Notes outstanding as of December 31, 2013 was $172.5 million, offset by unamortized debt discount of $8.5 million in the accompanying consolidated balance sheet. See Note 11, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
On August 16, 2013, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $138.0 million aggregate principal amount of the 2018 Notes. The aggregate principal amount of the 2018 Notes as of December 31, 2014 and 2013 was $138.0 million, offset by unamortized debt discount of $22.9 million and $28.4 million, respectively, in the accompanying consolidated balance sheets. The unamortized discount related to the 2018 Notes is being amortized to interest expense using the effective interest method over the remaining 44 months until maturity of the 2018 Notes on August 15, 2018. See Note 11, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
As of December 31, 2014, our material contractual obligations are as follows (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$34,387	$6,011	$6,156	$6,302	$6,447	$6,602	$2,869
Leases and other contractual obligations	9,839	6,403	1,763	1,333	340	—	—
Software licenses (3)	7,098	5,350	1,748	—	—	—	—
Acquisition retention bonuses (4)	70	70	—	—	—		—
Convertible notes	138,000	—	—	—	138,000	—	—
Interest payments related to convertible notes	6,211	1,553	1,553	1,553	1,552	—	—
Total	$195,605	$19,387	$11,220	$9,188	$146,339	$6,602	$2,869
______________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $19.9 million including $17.8 million recorded as a reduction of long-term deferred tax assets and $2.1 million in long-term income taxes payable, as of December 31, 2014. As noted in Note 17, “Income Taxes,” of Notes to Consolidated Financial Statements of this Form 10-K, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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

(4)
In connection with acquisitions, we are obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment. The last payment of CRD retention bonuses was paid in cash during 2014.

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
For the years ended December 31, 2014 and 2013, we did not repurchase any shares of our common stock under our share repurchase program. As of December 31, 2014, we had repurchased a cumulative total of approximately 26.3 million shares of our common stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of December 31, 2014, there remained an outstanding authorization to repurchase approximately 5.2 million shares of our outstanding common stock.
On January 21, 2015, our Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan. This new stock repurchase program replaces the existing program approved by the Board in February 2010 and cancels the 5.2 million shares outstanding as part of the previous authorization. No repurchases have been made under the new plan.

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
Our revenue consists of royalty revenue and contract and other revenue derived from MID, CRD and LDT operating segments. Royalty revenue consists of patent license and technology license royalties. Contract and other revenue consists of fixed license fees, fixed engineering fees and service fees associated with integration of our technology solutions into our customers’ products as well as sale of products.
Royalty Revenue
We generally recognize royalty revenue upon notification by our customers and when deemed collectible. The terms of the royalty agreements generally either require customers to give us notification and to pay the royalties within a specified period or are based on a fixed royalty that is due within a specified period. Many of our customers have the right to cancel their licenses. In such arrangements, revenue is only recognized to the extent that is consistent with the cancellation provisions. Cancellation provisions within such contracts generally provide for a prospective cancellation with no refund of fees already remitted by customers for products provided and payment for services rendered prior to the date of cancellation. We have two types of royalty revenue: (1) patent license royalties and (2) technology license royalties.
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

Technology licenses - We develop proprietary and industry-standard products that we provide to our customers under technology license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. We earn royalties on such licensed products sold worldwide by our customers at the time that the customers’ sales occur. Our customers, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As we are unable to estimate the customers’ sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by customers during the quarter and when other revenue recognition criteria are met.
Contract and Other Revenue
We recognize revenue from the sale of products when risk of loss and title have transferred to customers provided all other revenue recognition criteria have been met. We accrue for sales returns and warranty based on experience, none of which are currently material.
We generally recognize revenue using percentage of completion or proportional performance for development contracts related to licenses of our solutions that involve significant engineering and integration services. For all license and service agreements accounted for using the percentage-of-completion method, we determine progress to completion using input measures based upon contract costs incurred. We have evaluated use of output measures versus input measures and have determined that our output is not sufficiently uniform with respect to cost, time and effort per unit of output to use output measures as a measure of progress to completion.
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
Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in the fourth quarter of 2014 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or operating margin rates are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing or prior to that if any change constitutes a triggering event outside of the period when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. We believe that the assumptions and rates used in our impairment test are reasonable. However, they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts.
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
As of December 31, 2014, our consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $189.4 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments. As of December 31, 2014, a valuation allowance of $193.9 million created a net deferred tax liability of $4.5 million. Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. Our forecasted future operating results are highly influenced by, among other factors, assumptions regarding (1) our ability to achieve our forecasted revenue, (2) our ability to effectively manage our expenses in line with our forecasted revenue and (3) general trends in the industries in which we operate.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance. As of December 31, 2014, we were in a cumulative loss position over the previous three years, which we considered significant negative evidence. A sustained period of profitability in our operations is required before we would change our judgment regarding the need for a full valuation allowance against our net deferred tax assets. Although the weight of negative evidence related to cumulative losses is decreasing as the uncertainty around litigation settlement is reducing, we believe that this objectively-measured negative evidence outweighs the subjectively-determined positive evidence of future profitability and, as such, we have not changed our judgment regarding the need for a full valuation allowance on our deferred tax assets in the United States in 2014. However, continued improvement in our operating results, conditioned on our MID, LDT or CRD reporting units successfully commercializing new business arrangements, signing new or renewing existing license agreements and managing costs, could lead to reversal of almost all of our valuation allowance as early as 2015. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should we determine that we would be able to realize our remaining deferred tax assets in the foreseeable future, an adjustment to our remaining deferred tax assets would cause a material increase to income in the period such determination is made.
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
Recent Accounting Pronouncements
See Note 3, “Recent Accounting Pronouncements,” of Notes to Consolidated Financial Statements of this Form 10-K for a full description of recent accounting pronouncements including the respective expected dates of adoption.

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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of December 31, 2014, we had an investment portfolio of fixed income marketable securities of $270.9 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of December 31, 2014, the fair value of the portfolio would decline by approximately $0.7 million. Actual results may differ materially from this sensitivity analysis.

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
We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of design centers in India and France and small business development offices in Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of December 31, 2014, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on the criteria in Internal Control — Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.
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
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rambus Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rambus Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 20, 2015

RAMBUS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$154,126	$338,696
Marketable securities	145,983	48,966
Accounts receivable	6,001	2,251
Prepaids and other current assets	8,541	8,253
Deferred taxes	187	205
Total current assets	314,838	398,371
Intangible assets, net	89,371	117,172
Goodwill	116,899	116,899
Property, plant and equipment, net	64,023	72,642
Deferred taxes, long term	536	4,797
Other assets	2,612	3,498
Total assets	$588,279	$713,379
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,962	$7,001
Accrued salaries and benefits	14,840	33,448
Convertible notes, short-term	—	164,047
Deferred revenue	4,133	466
Other current liabilities	8,723	7,880
Total current liabilities	34,658	212,842
Convertible notes, long-term	115,089	109,629
Long-term imputed financing obligation	39,063	39,349
Long-term income taxes payable	2,769	6,561
Other long-term liabilities	5,078	4,769
Total liabilities	196,657	373,150
Commitments and contingencies (Notes 12 and 18)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2014 and December 31, 2013	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 115,161,675 shares at December 31, 2014 and 113,459,390 shares at December 31, 2013	115	113
Additional paid in capital	1,153,435	1,128,148
Accumulated deficit	(761,526)	(787,727)
Accumulated other comprehensive loss	(402)	(305)
Total stockholders’ equity	391,622	340,229
Total liabilities and stockholders’ equity	$588,279	$713,379
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenue:
Royalties	$271,521	$264,111	$232,385
Contract and other revenue	25,037	7,390	1,666
Total revenue	296,558	271,501	234,051
Operating costs and expenses:
Cost of revenue*	41,947	33,215	28,372
Research and development*	110,025	117,981	140,503
Sales, general and administrative*	74,770	76,467	112,838
Restructuring charges	39	5,546	7,301
Impairment of goodwill and long-lived assets	—	17,751	35,471
Gain from sale of intellectual property	(3,529)	(1,388)	—
Gain from settlement	(2,040)	(535)	—
Total operating costs and expenses	221,212	249,037	324,485
Operating income (loss)	75,346	22,464	(90,434)
Interest income and other income (expense), net	(276)	(1,596)	59
Interest expense	(24,820)	(32,885)	(27,510)
Interest and other income (expense), net	(25,096)	(34,481)	(27,451)
Income (loss) before income taxes	50,250	(12,017)	(117,885)
Provision for income taxes	24,049	21,731	16,451
Net income (loss)	$26,201	$(33,748)	$(134,336)
Net income (loss) per share:
Basic	$0.23	$(0.30)	$(1.21)
Diluted	$0.22	$(0.30)	$(1.21)
Weighted average shares used in per share calculations:
Basic	114,318	112,415	110,769
Diluted	117,624	112,415	110,769
______________________________________

* Includes stock-based compensation:
Cost of revenue	$44	$19	$20
Research and development	$7,216	$6,597	$9,546
Sales, general and administrative	$7,470	$8,365	$12,980
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net income (loss)	$26,201	$(33,748)	$(134,336)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(97)	(5)	89
Total comprehensive income (loss)	$26,104	$(33,753)	$(134,247)
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Shares	Amount				Total
	(In thousands)
Balances at December 31, 2011	110,267	$110	$1,049,716	$(619,643)	$(389)	$429,794
Net loss	—	—	—	(134,336)	—	(134,336)
Unrealized gain on marketable securities, net of tax	—	—	—	—	89	89
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,258	2	3,499	—	—	3,501
Stock-based compensation	—	—	22,546	—	—	22,546
Balances at December 31, 2012	111,525	112	1,075,761	(753,979)	(300)	321,594
Net loss	—	—	—	(33,748)	—	(33,748)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(5)	(5)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,934	1	7,864	—	—	7,865
Stock-based compensation	—	—	14,981	—	—	14,981
Equity component of 1.125% convertible senior notes due 2018	—	—	29,542	—	—	29,542
Balances at December 31, 2013	113,459	113	1,128,148	(787,727)	(305)	340,229
Net income	—	—	—	26,201		26,201
Unrealized loss on marketable securities, net of tax	—	—	—	—	(97)	(97)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,703	2	10,557	—	—	10,559
Stock-based compensation	—	—	14,730	—	—	14,730
Balances at December 31, 2014	115,162	$115	$1,153,435	$(761,526)	$(402)	$391,622
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$26,201	$(33,748)	$(134,336)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	14,730	14,981	22,546
Depreciation	13,625	15,451	13,190
Amortization of intangible assets	26,618	28,909	30,345
Non-cash interest expense and amortization of convertible debt issuance costs	14,763	19,296	14,695
Impairment of goodwill and long-lived assets	—	17,751	35,471
Impairment of investment in non-marketable equity security	600	1,400	—
Deferred tax provision	2,310	1,919	3,728
Non-cash restructuring	—	653	—
Loss on disposal of property, plant and equipment	—	364	8
Gain from sale of intellectual property	(3,529)	(1,388)	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,750)	(1,722)	497
Prepaids and other assets	(2,431)	6,174	8,379
Accounts payable	2,006	(1,544)	(9,664)
Accrued salaries and benefits and other accrued liabilities	(19,893)	533	(5,757)
Accrued litigation expenses	(232)	(9,324)	(680)
Income taxes payable	2,263	(716)	(3,522)
Deferred revenue	3,667	(7,647)	7,604
Net cash provided by (used in) operating activities	76,948	51,342	(17,496)
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,204)	(6,938)	(21,809)
Acquisition of intangible assets	—	(2,656)	(1,700)
Purchases of marketable securities	(240,281)	(125,554)	(110,716)
Maturities of marketable securities	118,735	119,600	183,086
Proceeds from sale of marketable securities	24,986	11,020	—
Proceeds from sale of intellectual property and property, plant and equipment	5,859	2,255	—
Acquisition of businesses, net of cash acquired	—	—	(46,278)
Net cash provided by (used in) investing activities	(97,905)	(2,273)	2,583
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	138,000	—
Issuance costs related to issuance of convertible senior notes	—	(3,603)	—
Proceeds received from issuance of common stock under employee stock plans	11,079	8,391	4,103
Payments under installment payment arrangement	(1,773)	(1,829)	(1,923)
Principal payments against financing lease obligation	(322)	(178)	(522)
Repayment of senior convertible notes	(172,500)	—	—
Net cash provided by (used in) financing activities	(163,516)	140,781	1,658
Effect of exchange rate changes on cash and cash equivalents	(97)	(138)	(5)
Net increase (decrease) in cash and cash equivalents	(184,570)	189,712	(13,260)
Cash and cash equivalents at beginning of year	338,696	148,984	162,244
Cash and cash equivalents at end of year	$154,126	$338,696	$148,984

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,861	$8,625	$8,625
Income taxes, net of refunds	$20,691	$18,720	$16,384
Non-cash investing and financing activities:
Non-cash obligation for property, plant and equipment	$—	$—	$2,512
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$548	$5,909	$1,709
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
While the Company has historically focused its efforts on the development of technologies for electronics memory and chip interfaces, the Company has expanded its portfolio of inventions and solutions to address additional markets in lighting, chip and system security, as well as new areas within the semiconductor industry, such as computational sensing and imaging. The Company intends to continue its growth into new technology fields, consistent with its mission to create great value through the Company's innovations and to make those technologies available through both its licensing and non-licensing business models. Key to the Company's efforts will be hiring and retaining world-class inventors, scientists and engineers to lead the development of inventions and technology solutions for its fields of focus, and the management and business support personnel necessary to execute its plans and strategies.
2. Summary of Significant Accounting Policies
Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of Rambus and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements. Investments in entities with less than 20% ownership by Rambus and in which Rambus does not have the ability to significantly influence the operations of the investee are accounted for using the cost method and are included in other assets.
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Rambus’ revenue consists of royalty revenue and contract and other revenue derived from MID, Cryptography Research Division ("CRD") and Lighting and Display Technologies ("LDT") operating segments. Royalty revenue consists of patent license and technology license royalties. Contract and other revenue consists of fixed license fees, fixed engineering fees and service fees associated with integration of Rambus’ technology solutions into its customers’ products as well as sale of products.
Royalty Revenue
Rambus generally recognizes royalty revenue upon notification by its customers and when deemed collectible. The terms of the royalty agreements generally either require customers to give Rambus notification and to pay the royalties within a specified period or are based on a fixed royalty that is due within a specified period. Many of Rambus’ customers have the right to cancel their licenses. In such arrangements, revenue is only recognized to the extent that is consistent with the cancellation provisions. Cancellation provisions within such contracts generally provide for a prospective cancellation with no refund of fees already remitted by customers for products provided and payment for services rendered prior to the date of cancellation. Rambus has two types of royalty revenue: (1) patent license royalties and (2) technology license royalties.
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Technology licenses - Rambus develops proprietary and industry-standard products that it provides to its customers under technology license agreements. These arrangements include royalties, which can be based on either a percentage of sales or number of units sold. Rambus earns royalties on such licensed products sold worldwide by its customers at the time that the customers’ sales occur. Rambus’ customers, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. As Rambus is unable to estimate the customers’ sales in any given quarter to determine the royalties due to Rambus, it recognizes royalty revenues based on royalties reported by customers during the quarter and when other revenue recognition criteria are met.
Contract and Other Revenue
Rambus recognizes revenue from the sale of products when risk of loss and title have transferred to customers, provided all other revenue recognition criteria have been met. The Company accrues for sales returns and warranty based on experience, none of which are currently material.
Rambus generally recognizes revenue using percentage of completion or proportional performance for development contracts related to licenses of its solutions that involve significant engineering and integration services. For agreements accounted for using the percentage-of-completion method, Rambus determines progress to completion using input measures based upon contract costs incurred. Rambus has evaluated use of output measures versus input measures and has determined that its output is not sufficiently uniform with respect to cost, time and effort per unit of output to use output measures as a measure of progress to completion.
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
The Company performed its annual goodwill impairment analysis as of December 31, 2014 and determined that the fair value of the reporting units with goodwill exceeded their carrying values.
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
When the Company determines that the carrying value of the long-lived asset groups may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by the Company to be commensurate with the risk inherent in the Company’s current business model. An impairment loss is recognized only if the carrying amount of the long-lived asset group is not recoverable and exceeds its fair value. The impairment charge is recorded to reduce the pre-impairment carrying amount of the long-lived assets based on the relative carrying amount of those assets, though not to reduce the carrying amount of an asset below its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of the long-lived assets. During 2014, the Company did not recognize any impairment of its long-lived assets. During 2013, the Company recognized an impairment of its long-lived assets related to its LDT asset group and CRD favorable contract asset group. During 2012, the Company recognized an impairment of its long-lived and intangible assets related to its LDT asset group. See Note 6, "Intangible Assets and Goodwill" for further details.
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
The Company determines compensation expense associated with restricted stock units based on the fair value of its common stock on the date of grant. The Company determines compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes Merton valuation model. The Company generally recognizes compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2014, 2013 and 2012 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

actual option forfeitures. The Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credits, through the consolidated statement of operations as part of the tax effect of stock-based compensation.

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
Non-Marketable Securities
The Company had an investment in a non-marketable security of a private company which was carried at cost until it was fully impaired during 2014. The Company monitored the investment for other-than-temporary impairment and recorded appropriate reductions in carrying value when necessary. See Note 9, "Fair Value of Financial Instruments" for further details. The non-marketable security was classified within other assets on the consolidated balance sheet.
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities as of December 31, 2014 and 2013. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. The fair market value of the Company's convertible notes fluctuates with interest rates and with the market price of the stock, but does not affect the carrying value of the debt on the balance sheet.
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Credit Concentration
As of December 31, 2014 and 2013, the Company’s cash, cash equivalents and marketable securities were invested with various financial institutions in the form of corporate notes, bonds and commercial paper, money market funds, U.S. government bonds and notes, and municipal bonds and notes. The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high credit issuers and, by investment policy, attempts to limit the amount of credit exposure to any one issuer. As stated in the Company’s investment policy, it will ensure the safety and preservation of the Company’s invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk from these assets.
The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to enable portfolio liquidity.
The Company's accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. See Note 7, "Segments and Major Customers" for further details.
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
Litigation
Rambus may be involved in certain legal proceedings. Based upon consultation with outside counsel handling its defense in these matters and an analysis of potential results, if Rambus believes that a loss arising from such matters is probable and can be reasonably estimated, Rambus records the estimated liability in its consolidated financial statements. If only a range of estimated losses can be determined, Rambus records an amount within the range that, in its judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, Rambus records the low end of the range. Any such accrual would be charged to expense in the appropriate period. Rambus recognizes litigation expenses in the period in which the litigation services were provided.
3. Recent Accounting Pronouncements
In November 2014, the FASB issued Accounting Standard Update ("ASU") No. 2014-17, Business Combination (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosures of Uncertainties About an Entity's Ability to Continue as a Going Concern." The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.
In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718)," which makes amendments to the codification topic 718, "Accounting for Share-Based Payments," when the terms of an award provide that a performance target could be achieved after the requisite service period. The new accounting standards update becomes effective for the Company on January 1, 2016. The Company is currently evaluating the impact that this guidance will have on its financial position, results of operations or cash flows.
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	For the Years Ended December 31,
	2014	2013	2012
Net income (loss) per share:
Numerator:
Net income (loss)	$26,201	$(33,748)	$(134,336)
Denominator:
Weighted-average common shares outstanding - basic	114,318	112,415	110,769
Effect of potential dilutive common shares	3,306	—	—
Weighted-average common shares outstanding - diluted	117,624	112,415	110,769
Basic net income (loss) per share	$0.23	$(0.30)	$(1.21)
Diluted net income (loss) per share	$0.22	$(0.30)	$(1.21)
For the years ended December 31, 2014, 2013 and 2012, options to purchase approximately 5.6 million, 7.3 million and 12.2 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the years ended December 31, 2013 and 2012, an additional, 3.3 million and 6.8 million potentially dilutive shares, respectively, have been excluded from the weighted average dilutive shares because there was a net loss for the periods. These shares do not include the Company’s 5% convertible senior notes due 2014 (the "2014 Notes") and 1.125% convertible senior notes due 2018 (the "2018 Notes"). The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $19.31 and $12.07, respectively, per share is payable in cash, shares of the Company’s common stock or a combination of both. Refer to Note 11, "Convertible Notes” for more details.
5. Acquisitions
The Company did not have any acquisitions during 2014.
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
Other Acquisition Activities
For the year ended December 31, 2012, the Company entered into one additional business combination and two patent and technology acquisitions for $13.2 million to expand the Company's existing technology, which resulted in approximately $8.1 million of goodwill, $4.1 million of intangible assets (weighted average useful life of 6 years) and $1.0 million of other assets. The business combination was part of the previously reportable ESD (formerly named Chief Technology Office ("CTO")) segment, which is part of the Other segment as of December 31, 2014.
The consolidated financial statements include the operating results of these businesses from the date of acquisition. The acquired assets did not generate any revenue during the reported periods. Pro forma results of operations for the 2012 business combinations have not been presented because their effects were not material to the Company’s consolidated financial statements.
6. Intangible Assets and Goodwill
In the fourth quarter of 2014, the Company performed its annual goodwill impairment analysis for the MID and CRD reporting units, which are the only reporting units with goodwill. The Company estimated the fair value of the reporting units using the income approach which was determined using Level 3 fair value inputs. The utilization of the income approach to determine fair value requires estimates of future operating results and cash flows discounted using an estimated discount rate. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions.
As of December 31, 2014, the fair value of the MID reporting unit, with $19.9 million of goodwill, exceeded the carrying value of its net assets by approximately 511% and the fair value of the CRD reporting unit, with $97.0 million of goodwill, exceeded the carrying value of its net assets by approximately 53%. Key assumptions used to determine the fair value of the MID and CRD reporting units at December 31, 2014, were the revenue growth rates for the forecast period and terminal year, terminal growth rates and discount rates. Certain estimates used in the income approach involve information for new product lines with limited financial history and developing revenue models which increase the risk of differences between the projected and actual performance. The discount rate of 15% for MID and 22% for CRD is based on the reporting units’ overall risk profile relative to other guideline companies, the reporting units’ respective industry as well as the visibility of future expected cash flows. The terminal growth rate applied to determine fair value for both reporting units was 3%, which was based on historical experience as well as anticipated economic conditions, industry data and long term outlook for the business. These assumptions are inherently uncertain.
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
Also, during the fourth quarter of 2013, as a result of changes in one customer's business, the Company recorded a $1.5 million impairment charge related to its CRD favorable contracts (refer to "Intangible Assets" table below for further discussion on favorable contracts) due to a decline in the projected cash flows from the customer.
The long-lived asset impairment charges for LDT and CRD aggregating to $9.7 million were included in "Impairment of goodwill and long-lived assets" in the Consolidated Statements of Operations. As of December 31, 2013, the Company had $12.9 million and $99.4 million of long-lived assets remaining in its LDT and CRD asset groups, respectively.
2013 Impairment of Goodwill
During the third quarter of 2013, the Company curtailed its immersive media platform spending. The Company conducted an impairment review as a result of the change of its strategy related to the immersive media platform. As a result of this impairment review, the Company recorded a charge of $8.1 million to fully impair the goodwill related to the MTD reporting unit which was part of the Other segment. The goodwill impairment charge was reflected in "Impairment of goodwill and long-lived assets" in the Consolidated Statements of Operations. The Company estimated the fair value of the MTD reporting unit using the income approach which was determined using Level 3 fair value inputs. The discount rate used of 36% is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows.
In the fourth quarter of 2013, the Company performed its annual goodwill impairment analysis for the MID and CRD reporting units, which were the only reporting units with goodwill.
As of December 31, 2013, the fair value of the MID reporting unit, with $19.9 million of goodwill, exceeded the carrying value of its net assets by approximately 480%; the fair value of the CRD reporting unit, with $97.0 million of goodwill, exceeded the carrying value of its net assets by approximately 44%. To arrive at the cash flow projections utilized in the income

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approach, the Company used the reporting unit’s forecast of estimated operating results based on assumptions such as long-term revenue growth rates, costs and estimates of future anticipated changes in operating margins based on economic and market information. Key assumptions used to determine the fair value of the MID and CRD reporting units at December 31, 2013, were the revenue growth rates for the forecast period and terminal year, terminal growth rates and discount rates. Certain estimates used in the income approach involve information for new product lines with limited financial history and developing revenue models which increase the risk of differences between the projected and actual performance. The discount rate of 14% for MID and 21% for CRD is based on the reporting units’ overall risk profile relative to other guideline companies, the reporting units’ respective industry as well as the visibility of future expected cash flows. The terminal growth rate applied to determine fair value for both reporting units was 3%, which was based on historical experience as well as anticipated economic conditions, industry data and long term outlook for the business. These assumptions are inherently uncertain.
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon the completion of the goodwill impairment analysis as of August 31, 2012, the Company recorded a non-cash goodwill impairment charge of $13.7 million relating to the LDT reporting unit. The goodwill impairment charge is included in “Impairment of goodwill and long-lived assets” in the accompanying Consolidated Statements of Operations.
Goodwill
The following tables present goodwill information for each of the reportable segments for the years ended December 31, 2014 and December 31, 2013:

Reportable Segment:	December 31, 2013	Addition to Goodwill	Impairment Charge of Goodwill	December 31, 2014
	(In thousands)
MID	$19,905	$—	$—	$19,905
CRD	96,994	—	—	96,994
Total	$116,899	$—	$—	$116,899

	As of December 31, 2014
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$19,905	$—	$19,905
CRD	96,994	—	96,994
Other	21,770	(21,770)	—
Total	$138,669	$(21,770)	$116,899

Reportable Segment:	December 31, 2012	Addition to Goodwill	Impairment Charge of Goodwill	December 31, 2013

MID	$19,905	$—	$—	$19,905
CRD	96,994	—	—	96,994
Other	8,070	—	(8,070)	—
Total	$124,969	$—	$(8,070)	$116,899

	As of December 31, 2013
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount

MID	$19,905	$—	$19,905
CRD	96,994	—	96,994
Other	21,770	(21,770)	—
Total	$138,669	$(21,770)	$116,899
Intangible Assets

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the Company’s intangible assets as of December 31, 2014 and December 31, 2013 were as follows:

		As of December 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$185,321	$(104,426)	$80,895
Customer contracts and contractual relationships	1 to 10 years	31,093	(22,617)	8,476
Non-compete agreements	3 years	300	(300)	—
Total intangible assets		$216,714	$(127,343)	$89,371

		As of December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$186,202	$(80,961)	$105,241
Customer contracts and contractual relationships	1 to 10 years	31,093	(19,204)	11,889
Non-compete agreements	3 years	300	(258)	42
Total intangible assets		$217,595	$(100,423)	$117,172
The favorable contracts (included in customer contracts and contractual relationships) are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduce the favorable contract intangible asset. During 2014 and 2013, the Company received $0.9 million and $2.3 million related to the favorable contracts, respectively. As of December 31, 2014 and 2013, the net balance of the favorable contract intangible assets was $0.1 million and $1.0 million, respectively. The estimated useful life is based on expected payment dates related to the favorable contracts. The group of acquired intangible assets had an original estimated weighted average useful life of approximately 7 years from the date of acquisition.
As of December 31, 2013, as part of the Company's business strategy of monetizing its patent portfolio to include the sale of selected intellectual property, the Company had $2.3 million of intangible assets classified as held for sale primarily in the MID reportable segment which the Company sold in 2014.
In addition to the business acquisitions discussed in Note 5, "Acquisitions," the Company acquired other patents in 2013 and 2012 aggregating $2.5 million and $1.7 million, respectively. The Company did not purchase any intangible assets in 2014.
Amortization expense for intangible assets for the years ended December 31, 2014, 2013, and 2012 was $26.6 million, $28.9 million and $30.3 million, respectively. The estimated future amortization expense of intangible assets as of December 31, 2014 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2015	$25,098
2016	24,318
2017	23,709
2018	10,827
2019	1,789
Thereafter	3,630
$89,371

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Segments and Major Customers
Operating segments are based upon Rambus' internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker ("CODM") to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
During the third quarter of 2014, the Company renamed its Chief Technology Office organization as the Emerging Solutions Division ("ESD"). The Company determined its CODM to be the Chief Executive Officer and determined its operating segments to be: (1) Memory and Interface Division ("MID"), which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) CRD, which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) ESD, which includes the computational sensing and imaging group along with the development efforts in the area of emerging technologies; and (4) LDT, which focuses on the design, development and licensing of technologies for lighting.
For the year ended December 31, 2014, MID and CRD were considered reportable segments as they met the quantitative thresholds for disclosure as reportable segments. The results of the remaining operating segments are shown under “Other”. Additionally, some employees moved departments during 2014 causing a change in the prior period reportable segment financial results. The presentation of the 2013 and 2012 segment data has been updated accordingly to conform with the 2014 segment presentation.
The Company evaluates the performance of its segments based on segment operating income (loss), which is defined as revenue minus segment operating expenses. Segment operating expenses are comprised of direct operating expenses.
Segment operating expenses do not include sales, general and administrative expenses and the allocation of certain expenses managed at the corporate level, such as stock-based compensation, amortization, and certain bonus and acquisition costs. The “Reconciling Items” category includes these unallocated sales, general and administrative expenses as well as corporate level expenses. The presentation of the 2013 and 2012 segment data has been updated accordingly to conform with the 2014 segment operating income (loss) definition.
The tables below present reported segment operating income (loss) for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31, 2014
	MID	CRD	Other	Total
	(In thousands)
Revenues	$226,303	$49,330	$20,925	$296,558
Segment operating expenses	40,816	27,608	34,106	102,530
Segment operating income (loss)	$185,487	$21,722	$(13,181)	$194,028
Reconciling items				(118,682)
Operating income				$75,346
Interest and other income (expense), net				(25,096)
Income before income taxes				$50,250

	For the Year Ended December 31, 2013
	MID	CRD	Other	Total
	(In thousands)
Revenues	$232,040	$32,625	$6,836	$271,501
Segment operating expense	34,823	20,322	42,306	97,451
Segment operating income (loss)	$197,217	$12,303	$(35,470)	$174,050
Reconciling items				(151,586)
Operating income				$22,464
Interest and other income (expense) , net				(34,481)
Loss before income taxes				$(12,017)

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2012
	MID	CRD	Other	Total
	(In thousands)
Revenues	$215,047	$17,808	$1,196	$234,051
Segment operating expenses	39,537	11,418	43,052	94,007
Segment operating income (loss)	$175,510	$6,390	$(41,856)	$140,044
Reconciling items				(230,478)
Operating loss				$(90,434)
Interest and other income (expense) , net				(27,451)
Loss before income taxes				$(117,885)
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at December 31, 2014 and December 31, 2013, respectively, was as follows:

	Years Ended December 31,
Customer	2014	2013
Customer 1 (MID reportable segment)	33%	*
Customer 2 (Other segment)	50%	73%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period
Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012
Customer A (MID and CRD reportable segments)	20%	33%	38%
Customer B (MID reportable segment)	16%	*	*
Customer C (MID reportable segment)	13%	*	*
_________________________________________
* Customer accounted for less than 10% of total revenue in the period
Revenue from customers in the geographic regions based on the location of contracting parties is as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
South Korea	$107,441	$112,806	$88,971
USA	109,060	80,652	63,398
Japan	30,454	51,156	63,686
Europe	21,349	15,985	5,236
Canada	7,119	7,896	7,759
Asia-Other	21,135	3,006	5,001
Total	$296,558	$271,501	$234,051
At December 31, 2014, of the $64.0 million of total property, plant and equipment, approximately $63.0 million were located in the United States, $0.9 million were located in India and $0.1 million were located in other foreign locations. At December 31, 2013, of the $72.6 million of total property, plant and equipment, approximately $71.8 million were located in the United States, $0.7 million were located in India and $0.1 million were located in other foreign locations.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years. As of December 31, 2014 and 2013, all of the Company’s cash equivalents and marketable securities have a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of December 31, 2014
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$124,938	$124,938	$—	$—	0.01%
Corporate notes, bonds and commercial paper	145,983	146,096	1	(114)	0.25%
Total cash equivalents and marketable securities	270,921	271,034	1	(114)
Cash	29,188	29,188	—	—
Total cash, cash equivalents and marketable securities	$300,109	$300,222	$1	$(114)

	As of December 31, 2013
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$300,605	$300,605	$—	$—	0.01%
Corporate notes, bonds and commercial paper	58,492	58,507	—	(15)	0.15%
Total cash equivalents and marketable securities	359,097	359,112	—	(15)
Cash	28,565	28,565	—	—
Total cash, cash equivalents and marketable securities	$387,662	$387,677	$—	$(15)
Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Cash equivalents	$124,938	$310,131
Short term marketable securities	145,983	48,966
Total cash equivalents and marketable securities	270,921	359,097
Cash	29,188	28,565
Total cash, cash equivalents and marketable securities	$300,109	$387,662
The Company continues to invest in highly rated quality, highly liquid debt securities. As of December 31, 2014, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at December 31, 2014 and 2013 are as follows:

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value		Gross Unrealized Loss
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands)
Less than one year
Corporate notes, bonds and commercial paper	$139,989	$53,491	$(114)	$(15)
The gross unrealized loss at December 31, 2014 and 2013 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the corporate notes and bonds. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
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
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of December 31, 2014 and 2013:

	As of December 31, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$124,938	$124,938	$—	$—
Corporate notes, bonds and commercial paper	145,983	—	145,983	—
Total available-for-sale securities	$270,921	$124,938	$145,983	$—

	As of December 31, 2013
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$300,605	$300,605	$—	$—
Corporate notes, bonds and commercial paper	58,492	—	58,492	—
Total available-for-sale securities	$359,097	$300,605	$58,492	$—
The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” in the consolidated statement of operations. For the years ended December 31, 2014 and 2013, the Company recorded impairment charges related to its non-marketable equity security of a private company as described below.
The Company made an investment of $2.0 million in a non-marketable equity security of a private company during 2009. Prior to the second quarter of 2013, the Company had not recorded any impairment charges related to this investment as there had been no events that caused a decrease in its fair value below the carrying cost. During the years ended December 31, 2014 and 2013, as part of its periodic evaluation of the fair value of the investment in the non-marketable equity security, and based on the information provided by the private company at that time, the Company determined that there was a decrease in the security's fair value. The fair value of the non-marketable equity security was determined based on an income approach, using level 3 fair value inputs, as it was deemed to be the most indicative of the security's fair value. Accordingly, the Company recorded impairment charges of $0.6 million and $1.4 million within interest income and other income (expense), net, in the consolidated statements of operations during 2014 and 2013, respectively.
The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of December 31, 2014 and 2013:

	As of December 31, 2014
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the year ended December 31, 2014
Investment in non-marketable security	$—	$—	$—	$—	$600

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2013
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the year ended December 31, 2013
Investment in non-marketable security	$600	$—	$—	$600	$1,400
In 2014 and 2013, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2014 and 2013:

	As of December 31, 2014			As of December 31, 2013
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
5% Convertible Senior Notes due 2014	$—	$—	$—	$172,500	$164,047	$175,821
1.125% Convertible Senior Notes due 2018	138,000	115,089	159,293	138,000	109,629	142,427
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 11, “Convertible Notes,” as of December 31, 2014, the convertible notes are carried at their face value of $138.0 million, less any unamortized debt discount. The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.
Information regarding the Company's goodwill and long-lived assets balances are disclosed in Note 6, "Intangible Assets and Goodwill".

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Balance Sheet Details
Property, Plant and Equipment, net
Property, plant and equipment, net is comprised of the following:

	As of December 31,
	2014	2013
	(In thousands)
Building	$40,320	$40,320
Computer software	21,412	22,068
Computer equipment	27,744	29,869
Furniture and fixtures	13,464	12,360
Leasehold improvements	7,052	7,024
Machinery	11,699	11,533
Construction in progress	425	282
	122,116	123,456
Less accumulated depreciation and amortization	(58,093)	(50,814)
	$64,023	$72,642
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
As of December 31, 2014 and 2013, for the Sunnyvale and Brecksville facilities, the Company had capitalized $40.3 million in building based on the estimated fair value of the portion of the unfinished spaces, capitalized interest on the unfinished spaces and construction costs related to the build-out of the facilities. See Note 12, "Commitments and Contingencies" for additional details.
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $13.6 million, $15.5 million and $13.2 million, respectively.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of the following:

	As of December 31,
	2014	2013
	(In thousands)
Foreign currency translation adjustments, net of tax	$86	$86
Unrealized loss on available-for-sale securities, net of tax	(488)	(391)
Total	$(402)	$(305)
11. Convertible Notes

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s convertible notes are shown in the following table.

(Dollars in thousands)	As of December 31, 2014	As of December 31, 2013
1.125% Convertible Senior Notes due 2018	$138,000	$138,000
5% Convertible Senior Notes due 2014	—	172,500
Total principal amount of convertible notes	138,000	310,500
Unamortized discount - 2018 Notes	(22,911)	(28,371)
Unamortized discount - 2014 Notes	—	(8,453)
Total unamortized discount	$(22,911)	$(36,824)
Total convertible notes	$115,089	$273,676
Less current portion	—	164,047
Total long-term convertible notes	$115,089	$109,629
During the second quarter of 2013, the 2014 Notes were reclassified from a long-term liability to a short-term liability as they were due on June 15, 2014.
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

The 2018 Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 82.8329 shares of common stock per $1,000 principal amount of 2018 Notes, subject to adjustment in certain events. This is equivalent to an initial conversion price of approximately $12.07 per share of common stock. Holders may surrender their 2018 Notes for conversion prior to the close of business day immediately preceding May 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the closing sale price of the common stock for 20 days or more trading days (whether or not consecutive) during a period of 30 days consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price per share of common stock on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined below) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Company's common stock and the conversion rate on each such trading day; (3) upon the occurrence of specified distributions to holders of the Company's common stock; or (4) upon the occurrence of specified corporate events. On or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the Maturity Date, holders may convert their notes at any time, regardless of the foregoing circumstances. If a holder elects to convert its 2018 Notes in connection with certain fundamental changes, as that term is defined in the Indenture, that occur prior to the Maturity Date, the Company will, in certain circumstances, increase the

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conversion rate for 2018 Notes converted in connection with such fundamental changes by a specified number of shares of common stock.

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

5% Convertible Senior Notes due 2014. On June 29, 2009, the Company issued $150.0 million aggregate principal amount of 5% convertible senior notes due June 15, 2014. As of the date of issuance, the Company determined that the liability component of the 2014 Notes was approximately $92.4 million and the equity component was approximately $57.6 million. On

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 10, 2009, an additional $22.5 million of the 2014 Notes were issued as a result of the underwriters exercising their overallotment option. As of the date of issuance of the $22.5 million 2014 Notes, the Company determined that the liability component was approximately $14.3 million, and the equity component was approximately $8.2 million. The unamortized discount related to the 2014 Notes was being amortized to interest expense using the effective interest method over five years through June 2014.
The Company paid cash interest at an annual rate of 5% of the principal amount at issuance, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009. During 2014, the Company paid approximately $4.3 million of interest related to the 2014 Notes. During 2013 and 2012, the Company paid approximately $8.6 million of interest related to the 2014 Notes in each year. Issuance costs were approximately $5.1 million of which $3.2 million is related to the liability portion, which is being amortized to interest expense over five years (the expected term of the debt), and $1.9 million is related to the equity portion. The 2014 Notes were the Company’s general unsecured obligation, ranking equal in right of payment to all of the Company’s existing and future senior indebtedness and were senior in right of payment to any of the Company’s future indebtedness that was expressly subordinated to the 2014 Notes.
The 2014 Notes were convertible into shares of the Company’s Common Stock at an initial conversion rate of 51.8 shares of Common Stock per $1,000 principal amount of 2014 Notes. This was equivalent to an initial conversion price of approximately $19.31 per share of common stock. Holders could have surrendered their 2014 Notes for conversion prior to March 15, 2014 only under the following circumstances: (i) during any calendar quarter beginning after the calendar quarter ending September 30, 2009, and only during such calendar quarter, if the closing sale price of the Common Stock for 20 days or more trading days in the period of 30 days consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter, (ii) during the five business day period after any 10 days consecutive trading day period in which the trading price per $1,000 principal amount of 2014 Notes for each trading day of such 10 days consecutive trading day period was less than 98% of the product of the closing sale price of the Common Stock for such trading day and the applicable conversion rate, (iii) upon the occurrence of specified distributions to holders of the Common Stock, (iv) upon a fundamental change of the Company as specified in the Indenture governing the 2014 Notes, or (v) if the Company calls any or all of the 2014 Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date. On and after March 15, 2014, holders may convert their 2014 Notes at any time until the close of business on the third business day prior to the maturity date, regardless of the foregoing circumstances.
Upon conversion of the 2014 Notes, the Company would have paid (i) cash equal to the lesser of the aggregate principal amount and the conversion value of the 2014 Notes and (ii) shares of the Company’s Common Stock for the remainder, if any, of the Company’s conversion obligation, in each case based on a daily conversion value calculated on a proportionate basis for each trading day in the 20 days trading day conversion reference period as further specified in the Indenture.
The Company was not able to redeem the 2014 Notes at its option prior to June 15, 2012. At any time on or after June 15, 2012, the Company had the right, at its option, to redeem the 2014 Notes in whole or in part for cash in an amount equal to 100% of the principal amount of the 2014 Notes to be redeemed, together with accrued and unpaid interest, if any, if the closing sale price of the Common Stock for at least 20 days of the 30 days consecutive trading days immediately prior to any date the Company gives a notice of redemption was greater than 130% of the conversion price on the date of such notice.
Upon the occurrence of a fundamental change, holders could have required the Company to repurchase some or all of their 2014 Notes for cash at a price equal to 100% of the principal amount of the 2014 Notes being repurchased, plus accrued and unpaid interest, if any. In addition, upon the occurrence of certain fundamental changes, as that term is defined in the Indenture, the Company would have, in certain circumstances, increased the conversion rate for the 2014 Notes converted in connection with such fundamental changes by a specified number of shares of Common Stock, not to exceed 15.5401 per $1,000 principal amount of the 2014 Notes.
The following events were considered “Events of Default” under the Indenture which would have resulted in the acceleration of the maturity of the 2014 Notes:

(1)	default in the payment when due of any principal of any of the 2014 Notes at maturity, upon redemption or upon exercise of a repurchase right or otherwise;

(2)
default in the payment of any interest, including additional interest, if any, on any of the 2014 Notes, when the interest becomes due and payable, and continuance of such default for a period of 30 days;

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Additional paid-in capital at December 31, 2014 and December 31, 2013 includes $93.4 million for each year related to the equity component of the notes.
As of December 31, 2014, none of the conversion conditions were met related to the 2018 Notes. Therefore, the classification of the entire equity component for the 2018 Notes in permanent equity is appropriate as of December 31, 2014.
Interest expense related to the notes for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
2018 Notes coupon interest at a rate of 1.125%	$1,567	$582	$—
2018 Notes amortization of discount and debt issuance cost at an additional effective interest rate of 5.5%	$6,019	2,171	—
2014 Notes coupon interest at a rate of 5%	3,929	8,625	8,625
2014 Notes amortization of discount at an additional effective interest rate of 11.7%	8,744	17,126	14,695
Total interest expense on convertible notes	$20,259	$28,504	$23,320

12. Commitments and Contingencies
On December 15, 2009, the Company entered into a lease agreement for approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California commencing on July 1, 2010 and expiring on June 30, 2020. The office space is used for the Company’s corporate headquarters, as well as engineering, sales, marketing and administrative operations and activities. The annual base rent for these leases includes certain rent abatement and increases annually over the lease term. The Company has two options to extend the lease for a period of 60 months each and a one-time option to terminate

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the lease after 84 months in exchange for an early termination fee. Pursuant to the terms of the lease, the landlord agreed to reimburse the Company approximately $9.1 million, which was received by the year ended December 31, 2011. The Company recognized the reimbursement as an additional imputed financing obligation as such payment from the landlord is deemed to be an imputed financing obligation. On November 4, 2011, to better plan for future expansion, the Company entered into an amended lease for its Sunnyvale facility for approximately an additional 31,000-square-foot space commencing on March 1, 2012 and expiring on June 30, 2020. Additionally, a tenant improvement allowance to be provided by the landlord was approximately $1.7 million. On September 29, 2012, the Company entered into a second amended Sunnyvale lease to reduce the tenant improvement allowance to approximately $1.5 million. On January 31, 2013, the Company entered into a third amendment to the Sunnyvale lease to surrender the 31,000 square-foot space from the first amendment back to the landlord and recorded a total charge of $2.0 million related to the surrender of the amended lease.

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
Monthly lease payments on these facilities are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate was determined in accordance with the requirements of sale leaseback accounting. For the years ended December 31, 2014, 2013 and 2012, the Company recognized in its Consolidated Statements of Operations $4.5 million, $4.4 million, and $4.1 million, respectively, of interest expense in connection with the imputed financing obligation on these facilities. At December 31, 2014 and 2013, the imputed financing obligation balance in connection with these facilities was $39.5 million and $39.7 million, respectively, which was primarily classified under long-term imputed financing obligation.
As of December 31, 2014 and 2013, the Company had capitalized $40.3 million in property, plant and equipment based on the estimated fair value of the portion of the pre-construction shell, construction costs related to the build-out of the facilities and capitalized interest during construction period. At the end of the initial lease term, should the Company decide not to renew the lease, the Company would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.
In November 2011, the Company entered into a lease agreement for approximately 26,000 square feet of office space in San Francisco, California to be used for CRD's office space and is treated as an operating lease. This lease has a commencement date of February 1, 2012 and a lease term of 75 months from the commencement date. The annual base rent includes certain rent abatement and increases annually over the lease term.
In connection with the June 3, 2011 acquisition of CRD, the Company was obligated to pay a retention bonus to certain CRD employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment, in three equal amounts of approximately $16.7 million. All three payments have been paid as of December 31, 2014 with the last portion paid in 2014.
On June 29, 2009, the Company entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by the Company of $150.0 million aggregate principal amount of the 2014 Notes. On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. During the second quarter of 2014, the Company paid upon maturity the entire $172.5 million in aggregate principal amount of the 2014 Notes. The aggregate principal amount of the 2014 Notes outstanding as of December 31, 2013 was $172.5 million, offset by unamortized debt discount of $8.5 million in the accompanying consolidated balance sheet. See Note 11, “Convertible Notes,” for additional details.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 16, 2013, the Company entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by the Company of $138.0 million aggregate principal amount of the 2018 Notes. The aggregate principal amount of the 2018 notes as of December 31, 2014 and 2013 was $138.0 million, offset by unamortized debt discount of $22.9 million and $28.4 million, respectively, in the accompanying consolidated balance sheets. The unamortized discount related to the 2018 Notes is being amortized to interest expense using the effective interest method over the remaining 44 months until maturity of the 2018 Notes on August 15, 2018. See Note 11, “Convertible Notes,” for additional details.

As of December 31, 2014, the Company’s material contractual obligations are as follows (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$34,387	$6,011	$6,156	$6,302	$6,447	$6,602	$2,869
Leases and other contractual obligations	9,839	6,403	1,763	1,333	340	—	—
Software licenses (3)	7,098	5,350	1,748	—	—	—	—
Acquisition retention bonuses (4)	70	70	—	—	—		—
Convertible notes	138,000	—	—	—	138,000	—	—
Interest payments related to convertible notes	6,211	1,553	1,553	1,553	1,552	—	—
Total	$195,605	$19,387	$11,220	$9,188	$146,339	$6,602	$2,869
______________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $19.9 million including $17.8 million recorded as a reduction of long-term deferred tax assets and $2.1 million in long-term income taxes payable, as of December 31, 2014. As noted below in Note 17, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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

(4)
In connection with acquisitions, the Company is obligated to pay retention bonuses to certain employees and contractors, subject to certain eligibility and acceleration provisions including the condition of employment. The last payment of CRD retention bonuses was paid in cash during 2014.

Rent expense was approximately $2.6 million, $3.1 million and $4.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
13. Equity Incentive Plans and Stock-Based Compensation
Stock Option Plans

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has two stock option plans under which grants are currently outstanding: the 1997 Stock Option Plan (the “1997 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). Grants under all plans typically have a requisite service period of 60 months or 48 months, have straight-line or graded vesting schedules (the 1997 only) and expire not more than 10 years from date of grant. Effective with stockholder approval of the 2006 Plan in May 2006, no further awards are being made under the 1997 Plan but the plan will continue to govern awards previously granted under that plan.
The 2006 Plan was approved by the stockholders in May 2006. The 2006 Plan, as amended, provides for the issuance of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. This plan provides for the granting of awards at less than fair market value of the common stock on the date of grant, but such grants would be counted against the numerical limits of available shares at a ratio of 1.5 to 1.0. The Board of Directors reserved 8,400,000 shares in March 2006 for issuance under this plan, subject to stockholder approval. Upon stockholder approval of this Plan on May 10, 2006, the 1997 Plan was replaced and the 1999 Non-statutory Stock Option Plan (which had no grants outstanding as of December 31, 2014) was terminated. On April 30, 2009 and April 26, 2012, stockholders approved an additional 6,500,000 shares on each date for issuance under the 2006 Plan. Additionally, on April 24, 2014, stockholders approved an additional 10,000,000 shares for issuance under the 2006 Plan. Those who will be eligible for awards under the 2006 Plan include employees, directors and consultants who provide services to the Company and its affiliates. These options typically have a requisite service period of 60 months or 48 months, have straight-line vesting schedules, and expire ten years from date of grant. The Board will periodically review actual share consumption under the 2006 Plan and may make a request for additional shares as needed.
As of December 31, 2014, 10,724,228 shares of the 31,400,000 shares approved under the 2006 Plan remain available for grant. The 2006 Plan is now the Company’s only plan for providing stock-based incentive compensation to eligible employees, directors and consultants.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2011	2,812,876
Increase in shares approved for issuance	6,500,000
Stock options granted (2)	(7,789,220)
Stock options forfeited (3)	2,610,812
Stock options expired under former plans	(576,763)
Nonvested equity stock and stock units granted (1)	(1,113,014)
Nonvested equity stock and stock units forfeited (1)	284,468
Total shares available for grant as of December 31, 2012	2,729,159
Stock options granted	(2,084,276)
Stock options forfeited	3,318,022
Stock options expired under former plans	(1,157,419)
Nonvested equity stock and stock units granted (1)	(709,611)
Nonvested equity stock and stock units forfeited (1)	431,553
Total shares available for grant as of December 31, 2013	2,527,428
Increase in shares approved for issuance	10,000,000
Stock options granted	(2,370,313)
Stock options forfeited	1,400,349
Stock options expired under former plans	(373,043)
Nonvested equity stock and stock units granted (1)	(585,753)
Nonvested equity stock and stock units forfeited (1)	125,560
Total shares available for grant as of December 31, 2014	10,724,228
______________________________________

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

General Stock Option Information
The following table summarizes stock option activity under the stock option plans for the years ended December 31, 2014, 2013 and 2012 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2014.

	Options Outstanding		Weighted Average Remaining Contractual Term
	Number of Shares	Weighted Average Exercise Price per Share		Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2011	14,587,596	$19.73
Options granted	7,789,220	$5.81
Options exercised	(221,934)	$4.44
Options forfeited	(2,610,812)	$10.91
Options surrendered in stock option exchange program	(6,449,255)	$21.11
Outstanding as of December 31, 2012	13,094,815	$12.79
Options granted	2,084,276	$6.09
Options exercised	(483,923)	$6.72
Options forfeited	(3,318,022)	$14.51
Outstanding as of December 31, 2013	11,377,146	$11.32
Options granted	2,370,313	$9.63
Options exercised	(905,464)	$6.93
Options forfeited	(1,400,349)	$16.13
Outstanding as of December 31, 2014	11,441,646	$10.73	5.9	$35,073
Vested or expected to vest at December 31, 2014	10,867,966	$10.86	5.8	$33,266
Options exercisable at December 31, 2014	6,306,425	$13.41	4.1	$14,970
During the years ended December 31, 2014 and 2013, no stock options that contain a market condition were granted. During the year ended December 31, 2012, 1,795,000 stock options that contain a market condition were granted. These options vest in three years if specified stock prices are achieved. As of both December 31, 2014 and 2013, there were 1,315,000 stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable. The fair values of the options granted with a market condition were calculated using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at December 31, 2014, based on the $11.09 closing stock price of Rambus’ Common Stock on December 31, 2014 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of December 31, 2014 was 7,824,175 and 3,351,309, respectively.
The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2014:

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.13 – $5.39	965,606	7.6	$4.39	111,457	$4.81
$5.46 – $5.46	1,146,916	8.0	$5.46	488,272	$5.46
$5.49 – $5.49	35,932	8.2	$5.49	14,341	$5.49
$5.63 – $5.63	1,229,750	4.3	$5.63	988,752	$5.63
$5.76– $5.76	1,244,879	7.5	$5.76	384,739	$5.76
$6.39– $8.55	1,298,963	6.1	$7.72	972,139	$7.83
$8.73 – $8.73	74,428	8.8	$8.73	15,982	$8.73
$8.76 – $8.76	1,564,545	9.1	$8.76	286,198	$8.76
$8.91 – $14.75	1,185,737	7.0	$12.02	428,013	$12.64
$14.86 – $40.80	2,694,890	1.9	$22.00	2,616,532	$22.11
$4.13 – $40.80	11,441,646	5.9	$10.73	6,306,425	$13.41
Employee Stock Purchase Plans
During the three year period ended December 31, 2014, the Company had one employee stock purchase plan, the 2006 Employee Stock Purchase Plan.
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
The Company issued 596,188 shares at a weighted average price of $8.25 per share during the year ended December 31, 2014. The Company issued 1,063,283 shares at a weighted average price of $4.87 per share during the year ended December 31, 2013. The Company issued 731,449 shares at a weighted average price of $4.21 per share during the year ended December 31, 2012. As of December 31, 2014, 923,044 shares under the ESPP remain available for issuance.
Stock-Based Compensation
Stock Options
During the years ended December 31, 2014, 2013 and 2012, Rambus granted 2,370,313, 2,084,276 and 7,789,220 (including options granted in the stock option exchange program and options granted that contain a market condition) stock options, respectively, with an estimated total grant-date fair value of $10.1 million, $5.4 million and $32.7 million, respectively. During the years ended December 31, 2014, 2013 and 2012, Rambus recorded stock-based compensation related to stock options of $9.3 million, $10.4 million and $15.0 million, respectively.
As of December 31, 2014, there was $13.6 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans. This cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of options vested for the years ended December 31, 2014, 2013 and 2012 was $55.3 million, $64.3 million and $80.0 million, respectively.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total intrinsic value of options exercised was $4.4 million, $1.3 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s Common Stock at the time of exercise less the proceeds received from the employees to exercise the options.
During the years ended December 31, 2014, 2013 and 2012, proceeds from employee stock option exercises totaled approximately $6.3 million, $3.3 million and $1.0 million, respectively.
Employee Stock Purchase Plans
During the years ended December 31, 2014, 2013 and 2012, Rambus recorded stock-based compensation related to the ESPP of $2.6 million, $1.5 million and $2.2 million, respectively. The compensation expense related to the ESPP for the year ended December 31, 2014 included compensation expense related to the increase in shares available for the ESPP which was approved by shareholders during the 2014 Annual Meeting of Stockholders. As of December 31, 2014, there was $0.7 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over four months.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the years ended December 31, 2014, 2013 and 2012.
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
The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted that contain only service conditions in the periods presented. The assumptions used to estimate the fair value of stock options granted under the stock option exchange program are excluded from the following:

	Stock Option Plans for Years Ended December 31,
	2014	2013	2012
Stock Option Plans
Expected stock price volatility	40%-44%	45%-47%	57%-68%
Risk free interest rate	2.1%-2.2%	0.8%-1.5%	0.6%-0.9%
Expected term (in years)	6.0-6.1	5.4-5.5	5.5-5.7
Weighted-average fair value of stock options granted	$4.26	$2.60	$3.57
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

	Employee Stock Purchase Plan for Years Ended December 31,
	2014	2013	2012
Employee Stock Purchase Plan
Expected stock price volatility	39%-44%	44%-48%	56%-63%
Risk free interest rate	0.0%-0.1%	0.1%	0.2%
Expected term (in years)	0.02-0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$3.57	$1.96	$1.58

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
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, directors and employees. For the year ended December 31, 2014, 2013 and 2012, the Company granted nonvested equity stock units totaling 390,502, 473,074 and 742,009 shares, respectively, under the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $4.1 million, $3.3 million and $4.8 million, respectively. In prior years, the Company granted nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the year ended December 31, 2014, the Company did not record any stock-based compensation expense related to these performance stock units as they have been forfeited. During the years ended December 31, 2013 and 2012, the achievement of certain performance conditions was considered probable, and as a result, the Company recognized an immaterial amount of stock-based compensation expense related to these performance stock units for both years.
For the years ended December 31, 2014, 2013 and 2012, the Company recorded stock-based compensation expense of approximately $2.8 million, $3.1 million and $5.3 million, respectively, related to all outstanding equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of an estimate of forfeitures, was approximately $3.9 million at December 31, 2014. This cost is expected to be recognized over a weighted average period of 2.3 years.
The following table reflects the activity related to nonvested equity stock and stock units for the three years ended December 31, 2014:

Nonvested Equity Stock and Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2011	763,510	$18.02
Granted	742,009	$6.43
Vested	(393,383)	$17.38
Forfeited	(189,645)	$11.77
Nonvested at December 31, 2012	922,491	$10.24
Granted	473,074	$6.92
Vested	(478,214)	$9.81
Forfeited	(287,702)	$9.18
Nonvested at December 31, 2013	629,649	$8.56
Granted	390,502	$10.40
Vested	(262,580)	$9.85
Forfeited	(83,707)	$7.69
Nonvested at December 31, 2014	673,864	$9.23

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stockholders’ Equity
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
For the years ended December 31, 2014 and 2013, the Company did not repurchase any shares of its common stock under its share repurchase program. As of December 31, 2014, the Company had repurchased a cumulative total of approximately 26.3 million shares of its common stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of December 31, 2014, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company’s outstanding common stock.
On January 21, 2015, the Company's Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan. This new stock repurchase program replaces the existing program approved by the Board in February 2010 and cancels the 5.2 million shares outstanding as part of the previous authorization. No repurchases have been made under the new plan.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.
15. Benefit Plans
Rambus has a 401(k) Profit Sharing Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. Rambus, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company matches 50% of eligible employee’s contribution, up to the first 6% of an eligible employee’s qualified earnings. For the years ended December 31, 2014, 2013 and 2012, Rambus made matching contributions totaling approximately $1.9 million, $1.8 million and $2.1 million, respectively.
16. Restructuring Charges
The 2012 Plan
During 2012, the Company initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on marketing, general and administrative programs and refining some of the Company's research and development efforts (the “2012 Plan”). In connection with this restructuring program, the Company estimated that it would incur aggregate costs of approximately $10.0 million. During the year ended December 31, 2014, the Company did not incur any restructuring charges related to this plan. During the year ended December 31, 2013 the Company incurred restructuring charges of $2.1 million related primarily to the consolidation of certain facilities and the reduction in workforce, of which a majority was related to corporate support functions. During the year ended December 31, 2012, the Company incurred restructuring charges of $7.3 million related primarily to the reduction in workforce, of which $3.4 million was related to the previously reportable ESD (formerly named CTO) segment, which is part of the Other segment as of December 31, 2014; $0.7 million was related to the MID reportable segment; $0.1 million was related to the Other segment; and $3.1 million was related to corporate support functions that impacted each of the Company's operating segments. The Company incurred $9.4 million in restructuring related charges related to this plan. The 2012 Plan was completed in the 2014.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the 2012 Plan restructuring activities during the years ended December 31, 2014, 2013 and 2012:

	Employee Severance and Related Benefits	Facilities		Total
	(in thousands)
Balance at December 31, 2011	$—	$—		$—
Charges	7,301	—		7,301
Payments	(6,395)	—		(6,395)
Balance at December 31, 2012	$906	$—		$906
Charges	136	1,960		2,096
Payments	(958)	(1,307)		(2,265)
Non-cash settlements	—	(653)	*	(653)
Balance at December 31, 2013	$84	$—		$84
Payments	(84)	—		(84)
Balance at December 31, 2014	$—	$—		$—
______________________________________
*The non-cash charge of $653 thousand is related to the termination of the Company's financing obligation associated with abandoning a construction asset at one of its facilities.
The 2013 Plan
During 2013, the Company initiated a restructuring program related primarily to its LDT group as a result of the change in its business strategy to reduce its focus on the lower margin bulb products. Additionally, the Company curtailed spending on its immersive media platform (the “2013 Plan”). In connection with this restructuring program, the Company estimated that it would incur aggregate costs of approximately $3.0 million to $4.0 million. During the year ended December 31, 2014, the Company incurred an immaterial amount of restructuring charges related primarily to the reduction in workforce, which was related to the previously reportable ESD (formerly named CTO) segment, which is part of the Other segment as of December 31, 2014. During the year ended December 31, 2013, the Company incurred restructuring charges of $3.4 million related primarily to the reduction in workforce, of which $2.4 million was related to the previously reportable ESD segment, $0.1 million was related to the MID reportable segment and $0.9 million was related to the Other segment. The 2013 Plan was completed in 2014.
The following table summarizes the 2013 Plan restructuring activities during the years ended December 31, 2014 and 2013:

	Employee Severance and Related Benefits	Facilities	Total
	(In thousands)
Balance at December 31, 2012	$—	$—	$—
Charges	3,255	195	3,450
Payments	(1,523)	(62)	(1,585)
Balance at December 31, 2013	$1,732	$133	$1,865
Charges	39	—	39
Payments	(1,771)	(133)	(1,904)
Balance at December 31, 2014	$—	—	$—

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes
Income before taxes consisted of the following:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Domestic	$49,173	$(12,535)	$(61,036)
Foreign	1,077	518	(56,849)
	$50,250	$(12,017)	$(117,885)
The provision for income taxes is comprised of:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Federal:
Current	$19,386	$19,319	$15,048
Deferred	2,337	2,200	587
State:
Current	713	47	(2,868)
Deferred	—	(501)	2,934
Foreign:
Current	1,640	446	543
Deferred	(27)	220	207
	$24,049	$21,731	$16,451
The differences between Rambus’ effective tax rate and the U.S. federal statutory regular tax rate are as follows:

	Years Ended December 31,
	2014	2013	2012
Expense (benefit) at U.S. federal statutory rate	35.0%	(35.0)%	(35.0)%
Expense (benefit) at state statutory rate	1.0	(3.3)	0.1
Withholding tax	38.6	160.4	13.3
Foreign rate differential	2.5	4.1	17.4
Research and development (“R&D”) credit	(6.1)	(36.7)	—
Executive compensation	0.2	0.8	0.3
Non-deductible stock-based compensation	1.4	2.5	0.7
Foreign tax credit	(38.7)	(163.3)	(13.3)
Capitalized merger and acquisition costs	—	—	0.3
Other	0.6	(1.0)	(2.2)
Valuation allowance	13.4	252.3	32.4
	47.9%	180.8%	14.0%

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax assets are as follows:

	As of December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Depreciation and amortization	$29,099	$28,093
Other liabilities and reserves	9,916	18,578
Deferred equity compensation	29,511	33,837
Net operating loss carryovers	12,307	27,752
Tax credits	116,658	100,052
Total gross deferred tax assets	197,491	208,312
Convertible debt	(8,092)	(13,000)
Total net deferred tax assets	189,399	195,312
Valuation allowance	(193,874)	(192,823)
Net deferred tax assets (liabilities)	$(4,475)	$2,489

	As of December 31,
	2014	2013
	(In thousands)
Reported as:
Current deferred tax assets	$187	$205
Current deferred tax liabilities	(1,131)	(791)
Non-current deferred tax assets	536	4,797
Non-current deferred tax liabilities	(4,067)	(1,722)
Net deferred tax assets (liabilities)	$(4,475)	$2,489
Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as the Company is in a cumulative loss position over the previous three years, which is considered significant negative evidence. A sustained period of profitability in the Company's operations is required before the Company would change its judgment regarding the need for a full valuation allowance against its net deferred tax assets. Although the weight of negative evidence related to cumulative losses is decreasing as the uncertainty around litigation settlement is reducing, the Company believes that this objectively measured negative evidence outweighs the subjectively determined positive evidence of future profitability and, as such, the Company has not changed its judgment regarding the need for a full valuation allowance on its deferred tax assets in the United States in 2014. However, continued improvement in the Company's operating results, conditioned on its MID, LDT or CRD reporting units successfully commercializing new business arrangements, signing new and renewing existing license agreements and managing costs, could lead to reversal of almost all of the Company's valuation allowance as early as 2015. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the tax valuation allowance information for the years ended December 31, 2014, December 31, 2013 and December 31, 2012:

	Balance at Beginning of Period	Charged (Credited) to Operations	Charged to Other Account*	Utilized	Balance at End of Period
Tax Valuation Allowance
Year ended December 31, 2012	$130,548	—	54,269	—	$184,817
Year ended December 31, 2013	$184,817	—	8,006	—	$192,823
Year ended December 31, 2014	$192,823	—	1,051	—	$193,874
______________________________________

*	Amounts not charged to operations are charged to other comprehensive income or deferred tax assets (liabilities).
As of December 31, 2014, Rambus had California net operating loss carryforwards of $294.5 million. As of December 31, 2014, Rambus had federal research and development tax credit carryforwards of $32.7 million, alternative minimum tax credits of $2.5 million, and foreign tax credits of $120.7 million. As of December 31, 2014, Rambus had California research and development tax credit carryforwards of $18.6 million. These carryforward amounts included $36.3 million of federal tax credits and $97.5 million of California net operating losses for which no deferred tax asset has been recognized because they relate to excess tax benefits from stock-based compensation tax deductions. The excess tax benefits will be recorded to additional paid-in capital when they reduce cash taxes payable. The federal foreign tax credits and research and development credits begin to expire in 2016 and 2018, respectively. Approximately $55 million of federal foreign tax credits expire in 2020. The California net operating losses begin to expire in 2018. The federal alternative minimum tax credits and the California research and development credits carry forward indefinitely.
In the event of a change in ownership, as defined under federal and state tax laws, Rambus' net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.
As of December 31, 2014, the Company had $19.9 million of unrecognized tax benefits including $17.8 million recorded as a reduction of long-term deferred tax assets and $2.1 million recorded in long term income taxes payable. If recognized, $2.1 million would be recorded as an income tax benefit in the consolidated statements of operations. As of December 31, 2013, the Company had $18.8 million of unrecognized tax benefits including $12.6 million recorded as a reduction of long-term deferred tax assets and $6.2 million recorded in long term income taxes payable. If recognized, $1.6 million would be recorded as an income tax benefit in the consolidated statements of operations. It is reasonably possible that a reduction of up to $0.9 million of existing unrecognized tax benefits could occur in the next 12 months.
A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2014, 2013 and 2012 is as follows (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at January 1	$18,794	$16,773	$16,610
Tax positions related to current year:
Additions	1,134	1,156	589
Tax positions related to prior years:
Additions	531	956	1,521
Reductions	(556)	(91)	(1,947)
Settlements	—	—	—
Balance at December 31	$19,903	$18,794	$16,773
Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2014 and 2013, an immaterial amount of interest and penalties are included in long-term income taxes payable.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". The amendments of this ASU require that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements are effective for annual periods beginning after December 15, 2013. The Company adopted this new standard in the first quarter of 2014. The Company's adoption of this guidance resulted in equal reductions to both deferred tax assets and long term taxes payable of approximately $4.7 million in the first quarter of 2014.

Rambus files income tax returns for the U.S., California, India and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2012 and forward. The California returns are subject to examination from 2009 and forward. In addition, any R&D credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ending March 2006 and forward. The Company is currently under examination by California for the 2010 and 2011 tax years. The Company’s India subsidiary is under examination by the Indian tax administration for years 2008 through 2010. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.
At December 31, 2014, no deferred taxes have been provided on undistributed earnings of approximately $4.2 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the United States. It is not practicable to determine the amount of the unrecognized tax liability at this time.
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
SDRAM, DDR, DDR2, DDR3, gDDR2, GDDR3, GDDR4 Litigation (“DDR2”)

U.S District Court in the Northern District of California

On January 25, 2005, Rambus filed a patent infringement suit in the U.S. District Court for the Northern District of California against SK hynix, Infineon, Nanya, and Inotera. On January 13, 2006, Rambus also filed suit against Micron in the same court for patent infringement. Infineon and Inotera were subsequently dismissed from this litigation as was Samsung, which previously had been added as a defendant. Rambus alleged that certain of its patents were infringed by certain of the defendants' DDR2 and other advanced memory products. On June 11, 2013, Rambus and SK hynix announced that they had entered into a settlement of all outstanding disputes between the parties and on December 9, 2013, Rambus and Micron announced that they had entered into a settlement of all outstanding disputes between the parties, which is described in Note 19, "Agreements with SK hynix and Micron." On March 23, 2014, Rambus and Nanya announced that they had entered into a settlement of all outstanding disputes between the parties. As a result of such settlements, all DDR2 litigation has been dismissed.

19. Agreements with SK hynix and Micron
SK hynix
On June 11, 2013, Rambus, SK hynix and certain related entities of SK hynix entered into a settlement agreement, pursuant to which the parties have agreed to release all claims against each other with respect to all outstanding litigation between them.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the years ended December 31, 2014 and 2013, the Company received cash consideration of $48.0 million and $24.0 million, respectively, from SK hynix. The amounts were allocated between royalty revenue ($47.3 million in 2014 and $23.6

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million in 2013) and gain from settlement ($0.7 million in 2014 and $0.4 million in 2013) based on the elements’ SK hynix Fair Value.

The remaining $168.0 million is expected to be paid in successive quarterly payments of $12.0 million, concluding in the second quarter of 2018.

The cash receipts and remaining future cash receipts from the agreements with SK hynix are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

·	$3.3 million as "gain from settlement" which represents the allocated consideration related to the resolution of the antitrust litigation.

During the years ended December 31, 2014 and 2013, the Company received cash consideration of $40.0 million and $5.5 million, respectively, from Micron. The amounts were allocated between royalty revenue ($38.7 million in 2014 and $5.3 million in 2013) and gain from settlement ($1.3 million in 2014 and $0.2 million in 2013) based on the elements’ Micron Fair Value.

The remaining $234.5 million is expected to be paid in successive quarterly payments of $10.0 million, concluding in the fourth quarter of 2020.

The cash receipts and remaining future cash receipts from the agreements with Micron are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Received in		Estimated to Be Received in					Total Estimated Cash Receipts
	2013	2014	2015	2016	2017	2018	2019 and thereafter
(in millions)
Royalty revenue	$5.3	$38.7	$38.7	$39.5	$40.0	$40.0	$74.5	$276.7
Gain from settlement	0.2	1.3	1.3	0.5	—	—	—	3.3
Total	$5.5	$40.0	$40.0	$40.0	$40.0	$40.0	$74.5	$280.0

20. Subsequent Event
On January 21, 2015, the Company's Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan. This new stock repurchase program replaces the existing program approved by the Board in February 2010 and cancels the 5.2 million shares outstanding as part of the previous authorization. No repurchases have been made under the new plan.

Supplementary Financial Data
RAMBUS INC.
CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
Quarterly Statements of Operations
(Unaudited)

	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
	(In thousands, except for per share amounts)
Total revenue	$72,040	$69,712	$76,518	$78,288	$73,422	$73,294	$57,919	$66,866
Total operating costs and expenses (1) (2)	$54,455	$55,244	$56,414	$55,099	$67,208	$64,229	$52,175	$65,425
Operating income	$17,585	$14,468	$20,104	$23,189	$6,214	$9,065	$5,744	$1,441
Net income (loss)	$7,841	$5,513	$5,043	$7,804	$(9,777)	$(5,725)	$(7,844)	$(10,402)
Net income (loss) per share — basic	$0.07	$0.05	$0.04	$0.07	$(0.09)	$(0.05)	(0.07)	$(0.09)
Net income (loss) per share — diluted	$0.07	$0.05	$0.04	$0.07	$(0.09)	$(0.05)	(0.07)	$(0.09)
Shares used in per share calculations — basic	115,024	114,523	114,116	113,590	113,217	112,640	112,183	111,599
Shares used in per share calculations — diluted	117,620	118,206	117,398	116,629	113,217	112,640	112,183	111,599
______________________________________

(1)
The quarterly financial information includes the following amounts related to the impairment of goodwill and long-lived assets as follows: $9.7 million in the quarter ended December 31, 2013 and $8.1 million in the quarter ended September 30, 2013. Refer to Note 6, "Intangible Assets and Goodwill" of Notes to Consolidated Financial Statements of this Form 10-K.

(2)
The quarterly financial information includes the following amounts related to restructuring charges as follows: $2.2 million in the quarter ended December 31, 2013, $1.1 million in the quarter ended September 30, 2013, and $2.2 million in the quarter ended March 31, 2013. Refer to Note 16, "Restructuring Charges" of Notes to Consolidated Financial Statements of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

By:	/s/ SATISH RISHI
Satish Rishi
Senior Vice President, Finance and Chief Financial Officer
Date: February 20, 2015

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ronald Black and Satish Rishi as his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign, and file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, together with all schedules and exhibits thereto, (ii) act on, sign, and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions that may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BLACK	Chief Executive Officer, President and Director (Principal Executive Officer)	February 20, 2015
Ronald Black

/s/ SATISH RISHI	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2015
Satish Rishi

/s/ ERIC STANG	Chairman of the Board of Directors	February 20, 2015
Eric Stang

/s/ J. THOMAS BENTLEY	Director	February 20, 2015
J. Thomas Bentley

/s/ ELLIS THOMAS FISHER	Director	February 20, 2015
Ellis Thomas Fisher

/s/ PENELOPE HERSCHER	Director	February 20, 2015
Penelope Herscher

/s/ CHARLES KISSNER	Director	February 20, 2015
Charles Kissner

/s/ DAVID SHRIGLEY	Director	February 20, 2015
David Shrigley

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.2(1)	Merger Agreement dated as of May 12, 2011, by and among Rambus Inc., Padlock Acquisition Corp., Cryptography Research, Inc. and the shareholder representative.
3.1(2)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3(4)	Amended and Restated Bylaws of Registrant dated April 25, 2013.
4.1(5)	Form of Registrant’s Common Stock Certificate.
4.2(6)	Indenture between Rambus Inc. and U.S. Bank, National Association, dated as of June 29, 2009 (including the form of 5% Convertible Senior Note due 2014 therein).
4.3(7)	Indenture between Rambus Inc. and U.S. Bank, National Association, dated as of August 16, 2013 (including the form of 1.125% Convertible Senior Note due 2018 therein).
10.1(8)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(9)*	1997 Stock Plan (as amended and restated as of April 4, 2007) and related forms of agreements.
10.3(10)*	2006 Equity Incentive Plan, as amended.
10.4(11)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.
10.5(12)*	2006 Employee Stock Purchase Plan as amended.
10.6(13)	Redwood and Yellowstone Semiconductor Technology License Agreement, dated as of January 6, 2003, between Registrant, Sony Corporation and Sony Computer Entertainment Inc.
10.7(14)	Triple Net Space Lease, dated as of December 15, 2009, by and between Registrant and MT SPE, LLC.
10.8(15)**	Settlement Agreement, dated January 19, 2010, among Registrant, Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Semiconductor, Inc. and Samsung Austin Semiconductor, L.P.
10.9(15)**	Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.10(15)**	Stock Purchase Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.11(16)	First Amendment of Lease, dated November 4, 2011, by and between Registrant and MT SPE, LLC.
10.12(17)	Employment Agreement between the Company and Ronald Black, dated as of June 22, 2012.
10.13(18)**	Settlement Agreement, dated June 11, 2013, among Registrant, SK hynix and certain SK hynix affiliates.
10.14(19)**	Semiconductor Patent License Agreement, dated June 11, 2013, between Registrant and SK hynix.
10.15(20)**	Settlement Agreement, dated December 9, 2013, between Rambus Inc., Micron Technology, Inc., and certain Micron affiliates.
10.16(20)**	Semiconductor Patent License Agreement, dated December 9, 2013, between Rambus, Inc. and Micron Technology, Inc.
10.17(20)**	Amendment to Semiconductor Patent License Agreement, dated December 30, 2013, by and between Rambus Inc. and Samsung Electronics Co., Ltd.
12.1(21)	Computation of ratio of earnings to fixed charges.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included in signature page).
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

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS±	XBRL Instance Document
101.SCH±	XBRL Taxonomy Extension Schema Document
101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB±	XBRL Taxonomy Extension Label Linkbase Document
101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document
______________________________________

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
±
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Form 10-Q filed on August 5, 2011.

(2)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(3)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(4)	Incorporated by reference to the Form 8-K filed on April 30, 2013.

(5)	Incorporated by reference to the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(6)	Incorporated by reference to the Form 8-K filed on June 29, 2009.

(7)	Incorporated by reference to the Form 8-K filed on August 16, 2013.

(8)	Incorporated by reference to the Form S-1 (file no. 333-22885) filed on March 6, 1997.

(9)	Incorporated by reference to the Form 10-K filed on September 14, 2007.

(10)	Incorporated by reference to the Form 8-K filed on April 30, 2014.

(11)	Incorporated by reference to the Form 8-K filed on April 30, 2014.

(12)	Incorporated by reference to the Form 8-K filed on April 30, 2014.

(13)	Incorporated by reference to the Form 10-Q filed on April 30, 2003.

(14)	Incorporated by reference to the Form 10-K filed on February 25, 2010.

(15)	Incorporated by reference to the Form 10-Q filed on May 3, 2010.

(16)	Incorporated by reference to the Form 10-K filed on February 24, 2012.

(17)	Incorporated by reference to the Form 8-K filed on June 25, 2012.

(18)	Incorporated by reference to the Form 10-Q/A filed on January 13, 2014.

(19)	Incorporated by reference to the Form 10-Q filed on July 29, 2013.

(20)	Incorporated by reference to the Form 10-K filed on February 21, 2014.

(21)	Incorporated by reference to the Form S-3 filed on June 22, 2009.