Form 10-Q
period 2015-06-30
RAMBUS INC
filed 2015-07-23
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 116,360,766 as of June 30, 2015.

RAMBUS INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Success in the markets of our products and services or our customers’ products;

•	Sources of competition;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Success in signing and renewing license agreements;

•	Terms of our licenses and amounts owed under license agreements;

•	Technology product development;

•	Dispositions, acquisitions, mergers or strategic transactions and our related integration efforts;

•	Impairment of goodwill and long-lived assets;

•	Pricing policies of our customers;

•	Changes in our strategy and business model, including the expansion of our portfolio of inventions, products and solutions to address additional markets in lighting, chip and system security;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Effects of security breaches or failures in our or our customers’ products and services on our business;

•	Engineering, sales and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses and operations;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Effects of government regulations on our industry and business;

•	Manufacturing and supply partners and/or sale and distribution channels;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	The level and terms of our outstanding debt and the repayment or financing of such debt;

•	Litigation expenses;

•	Protection of intellectual property;

•	Any changes in laws, agency actions and judicial rulings that may impact the ability to enforce intellectual property rights;

•	Indemnification and technical support obligations;

•	Equity repurchase plans;

•	Issuances of debt or equity securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Outcome and effect of potential future intellectual property litigation and other significant litigation; and

•	Likelihood of paying dividends.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$201,477	$154,126
Marketable securities	146,649	145,983
Accounts receivable	6,745	6,001
Prepaids and other current assets	9,690	8,541
Deferred taxes	1,113	187
Total current assets	365,674	314,838
Intangible assets, net	76,694	89,371
Goodwill	116,899	116,899
Property, plant and equipment, net	60,689	64,023
Deferred taxes, long-term	454	536
Other assets	3,345	2,612
Total assets	$623,755	$588,279
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,187	$6,962
Accrued salaries and benefits	11,857	14,840
Deferred revenue	6,551	4,133
Other current liabilities	7,774	8,723
Total current liabilities	31,369	34,658
Convertible notes, long-term	117,949	115,089
Long-term imputed financing obligation	38,874	39,063
Long-term income taxes payable	2,679	2,769
Other long-term liabilities	8,139	5,078
Total liabilities	199,010	196,657
Commitments and contingencies (Notes 9 and 13)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at June 30, 2015 and December 31, 2014	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 116,360,766 shares at June 30, 2015 and 115,161,675 shares at December 31, 2014	116	115
Additional paid-in capital	1,170,159	1,153,435
Accumulated deficit	(745,164)	(761,526)
Accumulated other comprehensive loss	(366)	(402)
Total stockholders’ equity	424,745	391,622
Total liabilities and stockholders’ equity	$623,755	$588,279
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenue:
Royalties	$62,387	$69,741	$129,350	$143,378
Contract and other revenue	10,425	6,777	16,376	11,428
Total revenue	72,812	76,518	145,726	154,806
Operating costs and expenses:
Cost of revenue*	12,137	10,637	22,893	20,659
Research and development*	29,188	27,668	57,722	54,566
Sales, general and administrative*	17,339	18,619	35,841	37,439
Gain from sale of intellectual property	(896)	—	(3,156)	(170)
Restructuring charges	—	—	—	39
Gain from settlement	(510)	(510)	(1,020)	(1,020)
Total operating costs and expenses	57,258	56,414	112,280	111,513
Operating income	15,554	20,104	33,446	43,293
Interest income and other income (expense), net	203	104	335	117
Interest expense	(3,091)	(8,770)	(6,174)	(18,696)
Interest and other income (expense), net	(2,888)	(8,666)	(5,839)	(18,579)
Income before income taxes	12,666	11,438	27,607	24,714
Provision for income taxes	5,805	6,395	11,244	11,867
Net income	$6,861	$5,043	$16,363	$12,847
Net income per share:
Basic	$0.06	$0.04	$0.14	$0.11
Diluted	$0.06	$0.04	$0.14	$0.11
Weighted average shares used in per share calculation:
Basic	116,027	114,116	115,683	113,854
Diluted	120,939	117,398	119,225	116,733
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	$27	$15	$39	$22
Research and development	$1,988	$2,615	$3,755	$3,926
Sales, general and administrative	$2,400	$2,225	$4,387	$3,806

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Net income	$6,861	$5,043	$16,363	$12,847
Other comprehensive income:
Foreign currency translation adjustment	9	—	9	—
Unrealized gain (loss) on marketable securities, net of tax	(26)	(59)	27	(51)
Total comprehensive income	$6,844	$4,984	$16,399	$12,796

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$16,363	$12,847
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	8,181	7,754
Depreciation	6,295	6,979
Amortization of intangible assets	12,645	13,554
Non-cash interest expense and amortization of convertible debt issuance costs	3,140	11,711
Deferred income taxes	1,233	5,941
Gain from sale of intellectual property and property, plant and equipment	(3,151)	(170)
Change in operating assets and liabilities:
Accounts receivable	(744)	(10,252)
Prepaid expenses and other assets	(2,106)	(1,283)
Accounts payable	(1,873)	756
Accrued salaries and benefits and other liabilities	(3,843)	(19,630)
Income taxes payable	282	(3,982)
Deferred revenue	2,418	2,229
Net cash provided by operating activities	38,840	26,454
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,117)	(4,293)
Purchases of marketable securities	(97,665)	(166,070)
Maturities of marketable securities	70,396	51,428
Proceeds from sale of marketable securities	26,648	17,689
Proceeds from sale of intellectual property and property, plant and equipment	3,404	2,500
Net cash used in investing activities	(334)	(98,746)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	9,053	5,855
Principal payments against lease financing obligation	(208)	(132)
Payments under installment payment arrangement	—	(56)
Repayment of convertible senior notes	—	(172,500)
Net cash provided by (used in) financing activities	8,845	(166,833)
Net increase (decrease) in cash and cash equivalents	47,351	(239,125)
Cash and cash equivalents at beginning of period	154,126	338,696
Cash and cash equivalents at end of period	$201,477	$99,571

Non-cash investing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$677	$166

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
For the three and six months ended June 30, 2015, only MID and CRD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining other operating segment were shown under “Other.”
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
In May 2014, the FASB and International Accounting Standards Board issued their converged accounting standards update on revenue recognition. The core principle of the new guidance is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new guidance also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. The new accounting standards update becomes effective for the Company on January 1, 2018. The Company is currently evaluating the impact that this guidance will have on its financial condition and results of operations.
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
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income per share:	(In thousands, except per share amounts)
Numerator:
Net income	$6,861	$5,043	$16,363	$12,847
Denominator:
Weighted-average shares outstanding - basic	116,027	114,116	115,683	113,854
Effect of potential dilutive common shares	4,912	3,282	3,542	2,879
Weighted-average shares outstanding - diluted	120,939	117,398	119,225	116,733
Basic net income per share	$0.06	$0.04	$0.14	$0.11
Diluted net income per share	$0.06	$0.04	$0.14	$0.11
For the three months ended June 30, 2015 and 2014, options to purchase approximately 2.6 million and 3.7 million shares, respectively, and for the six months ended June 30, 2015 and 2014, options to purchase approximately 2.6 million and 6.2 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense.

4. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for each of the reportable segments for the six months ended June 30, 2015:

Reportable Segment:	As of December 31, 2014	Additions to Goodwill	Impairment Charge of Goodwill	As of June 30, 2015
	(In thousands)
MID	$19,905	$—	$—	$19,905
CRD	96,994	—	—	96,994
Total	$116,899	$—	$—	$116,899

	As of
	June 30, 2015
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$19,905	$—	$19,905
CRD	96,994	—	96,994
Other	21,770	(21,770)	—
Total	$138,669	$(21,770)	$116,899
Intangible Assets
The components of the Company’s intangible assets as of June 30, 2015 and December 31, 2014 were as follows:

		As of June 30, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$185,321	$(115,835)	$69,486
Customer contracts and contractual relationships	1 to 10 years	31,093	(23,885)	7,208
Non-compete agreements	3 years	300	(300)	—
Total intangible assets		$216,714	$(140,020)	$76,694

		As of December 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$185,321	$(104,426)	$80,895
Customer contracts and contractual relationships	1 to 10 years	31,093	(22,617)	8,476
Non-compete agreements	3 years	300	(300)	—
Total intangible assets		$216,714	$(127,343)	$89,371

During the three and six months ended June 30, 2015, the Company did not purchase or sell any intangible assets. During the six months ended June 30, 2014, the Company sold portfolios of its intellectual property covering wireless and other technologies for $4.4 million and the related gain was recorded as gain from sale of intellectual property and revenue in the condensed consolidated statements of operations.
The favorable contracts (included in customer contracts and contractual relationships) are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduces the favorable contract intangible asset. For the three months ended June 30, 2015 and 2014, the Company received $0.1 million and $0.1 million related to the favorable contracts, respectively. For the six months ended June 30, 2015 and 2014, the Company received $0.1 million and $0.9 million related to the favorable contracts, respectively. As of June 30, 2015 and December 31, 2014, the net balance of the favorable contract intangible assets was zero and $0.1 million, respectively.
Amortization expense for intangible assets for the three and six months ended June 30, 2015 was $6.3 million and $12.6 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2014 was $6.8 million and $13.6 million, respectively. The estimated future amortization expense of intangible assets as of June 30, 2015 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2015 (remaining 6 months)	$12,428
2016	24,311
2017	23,709
2018	10,827
2019	1,789
Thereafter	3,630
$76,694

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

5.  Segments and Major Customers
For the three and six months ended June 30, 2015, MID and CRD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.” Additionally, some employees moved departments in the fourth quarter of 2014 causing a change in the prior period reportable segment financial results. The presentation of the 2014 segment data has been updated accordingly to conform with the updated segment presentation.
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

The tables below present reported segment operating income (loss) for the three and six months ended June 30, 2015 and 2014, respectively.

	For the Three Months Ended June 30, 2015				For the Six Months Ended June 30, 2015
	MID	CRD	Other	Total	MID	CRD	Other	Total
	(In thousands)				(In thousands)
Revenues	$54,579	$11,778	$6,455	$72,812	$109,313	$24,604	$11,809	$145,726
Segment operating expenses	12,801	7,329	8,770	28,900	24,321	14,665	16,029	55,015
Segment operating income (loss)	$41,778	$4,449	$(2,315)	$43,912	$84,992	$9,939	$(4,220)	$90,711
Reconciling items				(28,358)				(57,265)
Operating income				$15,554				$33,446
Interest and other income (expense), net				(2,888)				(5,839)
Income before income taxes				$12,666				$27,607

	For the Three Months Ended June 30, 2014				For the Six Months Ended June 30, 2014
	MID	CRD	Other	Total	MID	CRD	Other	Total
	(In thousands)				(In thousands)
Revenues	$58,664	$12,771	$5,083	$76,518	$119,820	$25,674	$9,312	$154,806
Segment operating expenses	9,038	7,189	9,193	25,420	18,319	13,719	17,847	49,885
Segment operating income (loss)	$49,626	$5,582	$(4,110)	$51,098	$101,501	$11,955	$(8,535)	$104,921
Reconciling items				(30,994)				(61,628)
Operating income				$20,104				$43,293
Interest and other income (expense), net				(8,666)				(18,579)
Income before income taxes				$11,438				$24,714
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at June 30, 2015 and December 31, 2014, respectively, was as follows:

	As of
Customer	June 30, 2015	December 31, 2014
Customer 1 (Other segment)	62%	50%
Customer 2 (CRD reportable segment)	12%	*
Customer 3 (MID reportable segment)	*	33%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period

Revenue from the Company’s major customers representing 10% or more of total revenue for the three and six months ended June 30, 2015 and 2014, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2015	2014	2015	2014
Customer A (MID and CRD reportable segments)	21%	20%	21%	19%
Customer B (MID reportable segment)	16%	15%	16%	15%
Customer C (MID reportable segment)	13%	13%	13%	13%

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
South Korea	$26,821	$26,946	$53,642	$53,799
USA	29,677	27,898	57,384	56,572
Japan	7,915	7,388	16,406	16,643
Europe	1,540	4,276	6,715	12,839
Canada	5	1,787	201	3,611
Asia-Other	6,854	8,223	11,378	11,342
Total	$72,812	$76,518	$145,726	$154,806

6. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.  As of June 30, 2015 and December 31, 2014, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of June 30, 2015
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$175,972	$175,972	$—	$—	0.01%
Corporate notes, bonds and commercial paper	146,649	146,735	2	(88)	0.40%
Total cash equivalents and marketable securities	322,621	322,707	2	(88)
Cash	25,505	25,505	—	—
Total cash, cash equivalents and marketable securities	$348,126	$348,212	$2	$(88)

	As of December 31, 2014
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$124,938	$124,938	$—	$—	0.01%
Corporate notes, bonds and commercial paper	145,983	146,096	1	(114)	0.25%
Total cash equivalents and marketable securities	270,921	271,034	1	(114)
Cash	29,188	29,188	—	—
Total cash, cash equivalents and marketable securities	$300,109	$300,222	$1	$(114)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	June 30, 2015	December 31, 2014
	(In thousands)
Cash equivalents	$175,972	$124,938
Short term marketable securities	146,649	145,983
Total cash equivalents and marketable securities	322,621	270,921
Cash	25,505	29,188
Total cash, cash equivalents and marketable securities	$348,126	$300,109

The Company continues to invest in highly rated quality, highly liquid debt securities. As of June 30, 2015, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014 are as follows:

	Fair Value		Gross Unrealized Loss
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(In thousands)
Less than one year
Corporate notes, bonds and commercial paper	$126,434	$139,989	$(88)	$(114)

The gross unrealized loss at June 30, 2015 and December 31, 2014 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the corporate notes and bonds. There is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 7, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.
7. Fair Value of Financial Instruments
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$175,972	$175,972	$—	$—
Corporate notes, bonds and commercial paper	146,649	—	146,649	—
Total available-for-sale securities	$322,621	$175,972	$146,649	$—

	As of December 31, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$124,938	$124,938	$—	$—
Corporate notes, bonds and commercial paper	145,983	—	145,983	—
Total available-for-sale securities	$270,921	$124,938	$145,983	$—

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
For the three and six months ended June 30, 2015 and 2014, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015			As of December 31, 2014
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.125% Convertible Senior Notes due 2018 (the "2018 Notes")	$138,000	$117,949	$189,060	$138,000	$115,089	$159,293

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 8, "Convertible Notes," as of June 30, 2015, the 2018 Notes are carried at their face value of $138.0 million, less any unamortized debt discount. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.

8. Convertible Notes
The Company’s convertible notes are shown in the following table:

(In thousands)	As of June 30, 2015	As of December 31, 2014
1.125% Convertible Senior Notes due 2018	$138,000	$138,000
Unamortized discount	(20,051)	(22,911)
Total convertible notes	$117,949	$115,089
Less current portion	—	—
Total long-term convertible notes	$117,949	$115,089

Interest expense related to the notes for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
2014 Notes coupon interest at a rate of 5%	$—	$1,773	$—	$3,929
2014 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 11.7%	—	3,975	—	8,744
2018 Notes coupon interest at a rate of 1.125%	388	388	791	776
2018 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 5.5%	1,581	1,494	3,140	2,967
Total interest expense on convertible notes	$1,969	$7,630	$3,931	$16,416

9. Commitments and Contingencies
As of June 30, 2015, the Company’s material contractual obligations were as follows (in thousands):

	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$31,415	$3,039	$6,156	$6,302	$6,447	$6,602	$2,869
Leases and other contractual obligations	7,893	3,825	2,378	1,350	340	—	—
Software licenses (3)	7,403	5,045	2,188	170	—	—	—
Convertible notes	138,000	—	—	—	138,000	—	—
Interest payments related to convertible notes	5,434	776	1,553	1,553	1,552	—	—
Total	$190,145	$12,685	$12,275	$9,375	$146,339	$6,602	$2,869
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $20.6 million including $18.4 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable as of June 30, 2015. As noted below in Note 12, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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
Building lease expense was approximately $0.6 million and $1.3 million for the three and six months ended June 30, 2015, respectively. Building lease expense was approximately $0.7 million and $1.3 million for the three and six months ended June 30, 2014, respectively. Deferred rent of $0.9 million and $1.1 million as of June 30, 2015 and December 31, 2014, respectively, was included primarily in other long-term liabilities.
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
10. Equity Incentive Plans and Stock-Based Compensation
As of June 30, 2015, 12,632,940 shares of the 35,400,000 shares approved under the 2006 Equity Incentive Plan (the “2006 Plan”) and 2015 Equity Incentive Plan (the “2015 Plan”) remain available for grant, which included an increase of 4,000,000 shares approved under the 2015 Plan. On April 23, 2015, the Company's stockholders approved the 2015 Plan, which authorizes 4,000,000 shares for future issuance plus the number of shares that remained available for grant under the 2006 Plan as of the effective date of the 2015 Plan. The 2015 Plan became effective and replaced the 2006 Plan on April 23, 2015. The 2015 Plan was the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of June 30, 2015. No further awards will be made under the 2006 Plan, but the 2006 Plan will continue to govern awards previously granted under it. In addition, any shares subject to stock options or other awards granted under the 2006 Plan that on or after the effective date of the 2015 Plan are forfeited, cancelled, exchanged or surrendered or terminate under the 2006 Plan will become available for grant under the 2015 Plan. Additionally, the 1997 Stock Option Plan (the “1997 Plan”) continues to govern awards previously granted under that plan.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2014	10,724,228
Increase in shares approved for issuance	4,000,000
Stock options granted	(362,335)
Stock options forfeited	1,369,490
Stock options expired under former plans	(618,722)
Nonvested equity stock and stock units granted (1) (2)	(2,611,833)
Nonvested equity stock and stock units forfeited (1)	132,112
Total available for grant as of June 30, 2015	12,632,940
_________________________________________

(1)
For purposes of determining the number of shares available for grant under the 2015 Plan (and previously the 2006 Plan) against the maximum number of shares authorized, each share of restricted stock granted reduces the number of shares available for grant by 1.5 shares and each share of restricted stock forfeited increases shares available for grant by 1.5 shares.

(2)
Amount includes 238,980 shares that have been reserved for potential future issuance related to certain performance unit awards discussed under the section titled "Nonvested Equity Stock and Stock Units" below.

General Stock Option Information
The following table summarizes stock option activity under the 1997 Plan, 2006 Plan and 2015 Plan for the six months ended June 30, 2015 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2015.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2014	11,441,646	$10.73
Options granted	362,335	$11.27
Options exercised	(780,858)	$7.74
Options forfeited	(1,369,490)	$18.56
Outstanding as of June 30, 2015	9,653,633	$9.88	6.26	$58,097
Vested or expected to vest at June 30, 2015	9,277,512	$9.90	6.17	$56,120
Options exercisable at June 30, 2015	5,317,747	$11.71	4.91	$28,210

No stock options that contain a market condition were granted during the three and six months ended June 30, 2015. As of both June 30, 2015 and December 31, 2014, there were 1,315,000 stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable. The fair values of the options granted with a market condition were calculated, on their respective grant dates, using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at June 30, 2015, based on the $14.49 closing stock price of Rambus’ common stock on June 30, 2015 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of June 30, 2015 was 8,001,891 and 4,302,260, respectively.
Employee Stock Purchase Plan
Under the 2006 Employee Stock Purchase Plan ("2006 ESPP"), the Company issued 315,100 shares at a price of $9.66 per share during the six months ended June 30, 2015. The Company issued 374,588 shares at a price of $7.42 per share during the six months ended June 30, 2014. As of June 30, 2015, 2,607,944 shares under the employee stock purchase plan remain available for issuance, which include the additional 2,000,000 shares from the 2015 Employee Stock Purchase Plan (“2015 ESPP”) approved by the Company's stockholders on April 23, 2015. The 2006 ESPP will remain in effect until the Company’s next offering period scheduled to begin on November 2, 2015 at which time the first offering period under the 2015 ESPP will begin.
Stock-Based Compensation
For the six months ended June 30, 2015 and 2014, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors the 2006 ESPP and 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
During the three months ended June 30, 2015, the Company did not grant any stock options. During the six months ended June 30, 2015, the Company granted 362,335 stock options with an estimated total grant-date fair value of $1.7 million. During the three and six months ended June 30, 2015, the Company recorded stock-based compensation expense related to stock options of $2.3 million and $4.4 million, respectively.
During the three and six months ended June 30, 2014, the Company granted 118,615 and 1,916,077 stock options, respectively, with an estimated total grant-date fair value of $0.6 million and $7.6 million, respectively. During the three and six months ended June 30, 2014, the Company recorded stock-based compensation expense related to stock options of $2.4 million and $4.6 million, respectively.
As of June 30, 2015, there was $9.6 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested as of June 30, 2015 was $40.5 million.
The total intrinsic value of options exercised was $3.5 million and $4.6 million for the three and six months ended June 30, 2015, respectively. The total intrinsic value of options exercised was $1.6 million and $2.2 million for the three and six months ended June 30, 2014, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
During the six months ended June 30, 2015, net proceeds from employee stock option exercises totaled approximately $6.0 million.
Employee Stock Purchase Plan
For the three and six months ended June 30, 2015, the Company recorded compensation expense related to the 2006 ESPP of $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2014, the Company recorded compensation expense related to the 2006 ESPP of $1.8 million and $1.9 million, respectively. As of June 30, 2015, there was $0.5 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2006 ESPP. That cost is expected to be recognized over four months.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and six months ended June 30, 2015 and 2014 calculated in accordance with accounting for share-based payments.
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

	Stock Option Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock Option Plans
Expected stock price volatility	—%	40%	41%	40-44%
Risk free interest rate	—%	2.2%	1.2%	2.1-2.2%
Expected term (in years)		6.0	6.0	6.0-6.1
Weighted-average fair value of stock options granted to employees	$—	$4.95	$4.59	$3.98
There were no stock options granted during the three months ended June 30, 2015.

	Employee Stock Purchase Plan
	Six Months Ended
	June 30,
	2015	2014
Employee Stock Purchase Plan
Expected stock price volatility	34%	39-44%
Risk free interest rate	0.05%	0.0-0.1%
Expected term (in years)	0.5	0.02-0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$3.48	$3.91

Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and six months ended June 30, 2015, the Company granted nonvested equity stock units totaling 60,724 and 1,581,902 shares under the 2006 Plan. During the three and six months ended June 30, 2014, the Company granted nonvested equity stock units totaling 22,868 and 228,676 shares under the 2006 Plan, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and six months ended June 30, 2015, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.9 million and $18.0 million. For the three and six months ended June 30, 2014, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.3 million and $2.1 million. During the first quarter of 2015, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance conditions. The ultimate number of performance units that can be earned can range from 0% to 150% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company's shares available for grant has been reduced to reflect the shares that could be earned at 150% of target. During the three and six months ended June 30, 2015, the Company recorded $0.3 million and $0.5 million of stock-based compensation expense related to these performance unit awards.
For the three and six months ended June 30, 2015, the Company recorded stock-based compensation expense of approximately $1.7 million and $2.9 million related to all outstanding nonvested equity stock grants. For the three and six months ended June 30, 2014, the Company recorded stock-based compensation expense of approximately $0.7 million and $1.3 million related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $15.5 million at June 30, 2015. This amount is expected to be recognized over a weighted average period of 3.0 years.
The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2015:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2014	673,864	$9.23
Granted	1,581,902	$11.39
Vested	(149,982)	$8.54
Forfeited	(88,074)	$10.47
Nonvested at June 30, 2015	2,017,710	$10.92

11.  Stockholders’ Equity
Share Repurchase Program
During the six months ended June 30, 2015, the Company did not repurchase any shares of its common stock under its share repurchase program.
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
12. Income Taxes
The Company recorded a provision for income taxes of $5.8 million and $6.4 million for the three months ended June 30, 2015 and 2014, respectively, and $11.2 million and $11.9 million for the six months ended June 30, 2015 and 2014, respectively. The provision for income taxes for the three and six months ended June 30, 2015 and 2014 is primarily comprised of withholding taxes, state taxes and other foreign taxes.
During the three and six months ended June 30, 2015, the Company paid withholding taxes of $4.8 million and $9.6 million. During the three and six months ended June 30, 2014, the Company paid withholding taxes of $4.8 million and $9.8 million, respectively.
As of June 30, 2015, the Company’s condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $186.5 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible notes. As of June 30, 2015, a full valuation allowance has been recorded against the U.S. deferred tax assets.
Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of June 30, 2015. The Company emerged from a cumulative loss position over the previous three years during the first quarter of 2015. However, given economic uncertainties and the uncertainty of commercializing new business arrangements and new product acceptances, the Company currently believes there is not sufficient positive evidence of sustained future profitability to change its judgment regarding the need for a full valuation allowance on its deferred tax assets in the United States. The continued improvement in the Company's operating results, along with successfully commercializing new business arrangements, signing new or renewing existing license agreements and managing costs would provide additional positive evidence in determining the need for the valuation allowance and could lead to reversal of substantially all of the Company's valuation allowance on its deferred tax assets in the United States. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to net income in the period such determination is made.
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
As of June 30, 2015, the Company had approximately $20.6 million of unrecognized tax benefits, including $18.4 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable. If recognized, approximately $2.2 million would be recorded as an income tax benefit. No benefit would be recorded for the remaining unrecognized tax benefits as the recognition would require a corresponding increase in the valuation allowance. As of December 31, 2014, the Company had $19.9 million of unrecognized tax benefits, including $17.8 million recorded as a reduction of long-term deferred tax assets and $2.1 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At June 30, 2015 and December 31, 2014, an immaterial amount of interest and penalties is included in long-term income taxes payable.
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
In June 2015, the Company signed an amendment that extends its current agreement with SK hynix for an additional six years for use of Rambus memory-related patented innovations in SK hynix semiconductor products. The Company signed the original agreement with SK hynix for a five-year term in June 2013. Under the amendment, SK hynix has agreed to continue to pay the Company an average quarterly cash payment of $12.0 million which equates to $432.0 million over the remaining term of the agreement ending July 1, 2024, provided that (a) for each of the six full calendar quarters immediately following July 1, 2015, SK hynix will pay the Company a quarterly cash payment of $16.0 million, and (b) in addition, after December 1, 2017, SK hynix will have the option to make six quarterly cash payments of $8.0 million upon six months written notice. In addition, SK hynix has the option to renew the agreement for an additional three-year extension under the existing rate structure.
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
During the second quarter of 2015, the Company received cash consideration of $12.0 million from SK hynix. The amount was allocated between royalty revenue ($11.8 million) and gain from settlement ($0.2 million) based on the elements’ SK hynix Fair Value. During the first half of 2015, the Company received cash consideration of $24.0 million from SK hynix. The amount was allocated between royalty revenue ($23.6 million) and gain from settlement ($0.4 million) based on the elements’ SK hynix Fair Value.

The cumulative cash receipts through June 30, 2015 and the remaining future cash receipts from the agreements with SK hynix are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Cumulative Received to-date as of June 30,	Estimated to Be Received in						Total Estimated Cash Receipts
	2015	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter
(in millions)
Royalty revenue	$94.6	$31.6	$63.9	$48.0	$40.0	$32.0	$216.0	$526.1
Gain from settlement	1.4	0.4	0.1	—	—	—	—	1.9
Total	$96.0	$32.0	$64.0	$48.0	$40.0	$32.0	$216.0	$528.0
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
During the second quarter of 2015, the Company received cash consideration of $10.0 million from Micron. The amount was allocated between royalty revenue ($9.7 million) and gain from settlement ($0.3 million) based on the elements’ Micron Fair Value. During the first half of 2015, the Company received cash consideration of $20.0 million from Micron. The amount was allocated between royalty revenue ($19.4 million) and gain from settlement ($0.6 million) based on the elements’ Micron Fair Value.
The remaining $214.5 million is expected to be paid in successive quarterly payments of $10.0 million, concluding in the fourth quarter of 2020.
The cumulative cash receipts through June 30, 2015 and the remaining future cash receipts from the agreements with Micron are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Cumulative Received to-date as of June 30,	Estimated to Be Received in						Total Estimated Cash Receipts
	2015	Remainder of 2015	2016	2017	2018	2019	2020
(in millions)
Royalty revenue	$63.4	$19.3	$39.5	$40.0	$40.0	$40.0	$34.5	$276.7
Gain from settlement	2.1	0.7	0.5	—	—	—	—	3.3
Total	$65.5	$20.0	$40.0	$40.0	$40.0	$40.0	$34.5	$280.0

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

Advanced Micro Devices Inc.	AMD
Broadcom Corporation	Broadcom
Cryptography Research Division	CRD
Eaton Corporation plc	Eaton
Elpida Memory, Inc.	Elpida
Emerging Solutions Division	ESD
Freescale Semiconductor Inc.	Freescale
Fujitsu Limited	Fujitsu
General Electric Company	GE
Intel Corporation	Intel
International Business Machines Corporation	IBM
Lighting and Display Technology	LDT
LSI Corporation (now a division of Avago Technologies Limited)	LSI
Memory and Interfaces Division	MID
Micron Technologies, Inc.	Micron
Mobile Technology Division	MTD
Nanya Technology Corporation	Nanya
NVIDIA Corporation	NVIDIA
Qualcomm Incorporated	Qualcomm
Panasonic Corporation	Panasonic
Renesas Electronics	Renesas
Samsung Electronics Co., Ltd.	Samsung
SK hynix, Inc.	SK hynix
Sony Computer Electronics	Sony
ST Microelectronics N.V.	STMicroelectronics
Toshiba Corporation	Toshiba

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
We have four operational units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research Division, or CRD, which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) Emerging Solutions Division, or ESD, which includes our computational sensing and imaging group along with our development efforts in the area of emerging technologies; and (4) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting. As of June 30, 2015, MID and CRD were considered reportable segments as they met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.” For additional information concerning segment reporting, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Our inventions and technology solutions are primarily offered to our customers through either a patent license or a technology license. Royalties from patent licenses accounted for 82% and 85% of our consolidated revenue for the three and six months ended June 30, 2015, respectively, as compared to 88% and 89% for the three and six months ended June 30, 2014. Royalties from technology licenses accounted for 4% and 3% of our consolidated revenue for the three and six months ended June 30, 2015, respectively, as compared to 3% and 3% for the three and six months ended June 30, 2014. Today, a majority of our revenues are derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer's own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods of up to ten years. Leading consumer product, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, GE, IBM, Intel, LSI, Micron, Nanya, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics and Toshiba have licensed our patents for use in their own products. The majority of our intellectual property in MID was developed in-house and we have expanded our business strategy of monetizing our MID intellectual property to include the sale of select intellectual property. As any sales executed under this expanded strategy represent a component of our ongoing major or central operations and activities, we will record the related proceeds as revenue.
We also offer our customers technology licenses to support the implementation and adoption of our technology in their products or services. Our customers include leading companies such as Eaton, GE, IBM, Panasonic, Qualcomm, Samsung, Sony and Toshiba. Our technology license offerings include a range of technologies for incorporation into our customers' products and systems. We also offer a range of services as part of our technology licenses which can include know-how and technology transfer, product design and development, system integration, and other services. These technology license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Further, under technology licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.
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
As of June 30, 2015, our semiconductor, lighting, security and other technologies are covered by 1,765 U.S. and foreign patents. Additionally, we have 674 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
Executive Summary
In June 2015, we signed an amendment that extends our current agreement with SK hynix through July 1, 2024 for use of our memory-related patented innovations in SK hynix semiconductor products. We signed the original agreement with SK hynix for a five-year term in June 2013. With this amendment and extension of the agreement for an additional six years, SK hynix will continue making payments to us averaging $12.0 million per quarter for the next thirty-six quarters. In addition, SK hynix has the option to renew the agreement for an additional three-year extension under the existing rate structure. Furthermore, we renewed our patent license agreement with Renesas. The new agreement extends the relationship between us and Renesas until April 1, 2020, covering the use of our patented memory, interface, and security technologies in a wide range of logic integrated circuit (IC) products offered by Renesas.

Engineering expenses continue to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three months ended June 30, 2015 increased $3.0 million as compared to the same period in 2014 primarily due to increased prototyping costs of $1.6 million, increased expenses related to software design tools of $1.2 million, increased headcount related expenses of $0.6 million, increased cost of sales associated with sales of light guides and security products and engineering services of $1.5 million offset by decreased accrual of retention bonuses of $0.9 million, decreased stock-based compensation expense of $0.6 million and decreased amortization costs of 0.4 million. Our engineering expenses for the six months ended June 30, 2015 increased $5.4 million as compared to the same period in 2014 primarily due to increased expenses related to software design tools of $2.2 million, increased prototyping costs of $2.0 million, increased headcount related expenses of $1.8 million, increased bonus accrual expense of $1.1 million and increased cost of sales associated with sales of light guides and security products and engineering services of $2.7 million offset by decreased accrual of retention bonuses of $2.1 million and decreased amortization costs of $0.8 million

Sales, general and administrative expenses for the three months ended June 30, 2015 decreased $1.3 million as compared to the same period in 2014 primarily due to decreased consulting costs of $0.7 million, decreased litigation costs of $0.4 million, decreased depreciation expense of $0.4 million, decreased general legal costs of $0.3 million and decreased sales and marketing costs of $0.2 million offset by increased headcount related expenses of $1.0 million. Sales, general and administrative expenses for the six months ended June 30, 2015 decreased $1.6 million as compared to the same period in 2014 primarily due to decreased consulting costs of $1.6 million, decreased depreciation expense of $0.8 million, decreased litigation costs of $0.6 million, decreased software and equipment maintenance costs of $0.6 million and decreased accrual of retention bonuses of $0.3 million offset by increased headcount related expenses of $1.9 million and increased stock-based compensation expense of $0.6 million.
Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, the use and adoption of our inventions or technologies and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 66% and 65% of our revenue for the three and six months ended June 30, 2015, respectively, as compared to 62% and 60% for the three and six months ended June 30, 2014. As a result of renewing with Samsung in 2013 and settling with SK hynix and Micron in 2013, as well as extending our license agreement with SK hynix in June 2015, Samsung, SK hynix and Micron are expected to account for a significant portion of our ongoing licensing revenue. For the three and six months ended June 30, 2015, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For the three and six months ended June 30, 2014, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue.
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
Global demand for effective security technologies continues to increase. In particular, highly integrated devices such as smart phones and tablets are increasingly used for applications requiring security such as mobile payments, content protection, corporate information and user data. Our CRD is primarily focused on positioning its DPA countermeasures, CryptoFirewall™ and CryptoManager™ technology solutions to capitalize on these trends and growing adoption among technology partners and customers.
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
Our revenue from companies headquartered outside of the United States accounted for approximately 59%, and 61% of our total revenue for the three and six months ended June 30, 2015, respectively, as compared to 64% and 63% for the three and six months ended June 30, 2014, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk.
For additional information concerning international revenue, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Engineering costs in the aggregate and as a percentage of revenue increased for the three months ended June 30, 2015 as compared to the same period in the prior year. Engineering costs in the aggregate and as a percentage of revenue increased for the six months ended June 30, 2015 as compared to the same period in the prior year. In the near term, we expect engineering costs in the aggregate to remain relatively flat.
Sales, general and administrative expenses in the aggregate and as a percentage of revenue decreased for the three months ended June 30, 2015 as compared to the same period in the prior year. Sales, general and administrative expenses in the aggregate decreased and as a percentage of revenue increased for the six months ended June 30, 2015 as compared to the same period in the prior year. In the past, our litigation expenses have been high and difficult to predict. Because we have successfully negotiated settlements and license agreements with SK hynix, Micron and Nanya during the course of 2013 and 2014, we have settled all outstanding litigation and should no longer have material litigation expenses related to these specific matters. In the near term, we expect our sales, general and administrative costs in the aggregate to remain relatively flat. To the extent litigation is again necessary, our expectations on the amount and timing of any future general and administrative costs is uncertain.
Our continued investment in research and development projects, involvement in any future litigation or other legal proceedings and any lower revenue from our customers in the future, will negatively affect our cash from operations.
As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth. In the first six months of 2015, we did not identify any acquisition opportunities that met our criteria from a strategic and valuation perspective.

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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Royalties	85.7%	91.1%	88.8%	92.6%
Contract and other revenue	14.3%	8.9%	11.2%	7.4%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	16.7%	13.9%	15.7%	13.4%
Research and development*	40.1%	36.2%	39.6%	35.2%
Sales, general and administrative*	23.8%	24.3%	24.6%	24.2%
Gain from sale of intellectual property	(1.2)%	—%	(2.2)%	(0.1)%
Gain from settlement	(0.7)%	(0.7)%	(0.7)%	(0.7)%
Total operating costs and expenses	78.7%	73.7%	77.0%	72.0%
Operating income	21.3%	26.3%	23.0%	28.0%
Interest income and other income (expense), net	0.3%	0.1%	0.2%	0.1%
Interest expense	(4.2)%	(11.4)%	(4.2)%	(12.1)%
Interest and other income (expense), net	(3.9)%	(11.3)%	(4.0)%	(12.0)%
Income before income taxes	17.4%	15.0%	18.9%	16.0%
Provision for income taxes	8.0%	8.4%	7.7%	7.7%
Net income	9.4%	6.6%	11.2%	8.3%
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	0.0%	0.0%	0.0%	0.0%
Research and development	2.7%	3.4%	2.6%	2.5%
Sales, general and administrative	3.3%	2.9%	3.0%	2.5%

	Three Months			Six Months
	Ended June 30,		Change in	Ended June 30,		Change in
(Dollars in millions)	2015	2014	Percentage	2015	2014	Percentage
Total Revenue
Royalties	$62.4	$69.7	(10.5)%	$129.4	$143.4	(9.8)%
Contract and other revenue	10.4	6.8	53.8%	16.3	11.4	43.3%
Total revenue	$72.8	$76.5	(4.8)%	$145.7	$154.8	(5.9)%

Royalty Revenue

Patent Licenses

Our patent royalties decreased approximately $8.3 million to $59.4 million for the three months ended June 30, 2015 from $67.7 million for the same period in 2014. The decrease was primarily due to lower royalty revenue from NVIDIA, Qualcomm and STMicroelectronics, offset by higher royalty revenue from IBM. Of the $59.4 million patent royalties for the three months ended June 30, 2015, $21.5 million is related to royalty revenue from settlement of past legal proceedings with SK Hynix and Micron.
Our patent royalties decreased approximately $13.7 million to $124.4 million for the six months ended June 30, 2015 from $138.1 million for the same period in 2014. The decrease was primarily due to lower royalty revenue from Nanya, NVIDIA and STMicroelectronics, offset by higher royalty revenue from IBM. Of the $124.4 million patent royalties for the six months ended June 30, 2015, $43.0 million is related to royalty revenue from settlement of past legal proceedings with SK Hynix and Micron.
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
Technology Licenses
Royalties from technology licenses increased approximately $1.0 million to $3.0 million for the three months ended June 30, 2015 from $2.0 million for the same period in 2014. The increase was primarily due to higher security and lighting technology license revenue offset by lower royalties reported from decreased shipments of the Sony PlayStation®3 product, DDR2 technology products and Serial Link products.
Royalties from technology licenses decreased approximately $0.3 million to $4.9 million for the six months ended June 30, 2015 from $5.2 million for the same period in 2014. The decrease was primarily due to lower royalties reported from decreased shipments of the Sony PlayStation®3 product, DDR2 technology products and Serial Link products, offset by an increase in security and lighting technology license revenue.
We expect future technology licensing royalties from the Sony PlayStation®3 product to continue to decrease. In the future, we expect technology royalties will continue to vary from period to period based on our customers’ shipment volumes, sales prices, and product mix.

Royalty Revenue by Reportable Segments

Royalty revenue from the MID reportable segment, which includes patent and technology license royalties, decreased approximately $3.1 million to $53.6 million for the three months ended June 30, 2015 from $56.7 million for the same period in 2014. The decrease was primarily due to lower royalty revenue from NVIDIA, Qualcomm and STMicroelectronics, offset by higher royalty revenue from IBM.
Royalty revenue from the MID reportable segment decreased approximately $10.3 million to $107.7 million for the six months ended June 30, 2015 from $118.0 million for the same period in 2014. The decrease was primarily due to lower royalty revenue from Nanya, NVIDIA and STMicroelectronics offset by higher royalty revenue from IBM.
Royalty revenue from the CRD reportable segment, which includes patent and technology license royalties, decreased approximately $4.6 million to $7.9 million for the three months ended June 30, 2015 from $12.5 million for the same period in 2014. The decrease was primarily due to lower royalty revenue from Qualcomm and STMicroelectronics.
Royalty revenue from the CRD reportable segment decreased $4.6 million to $20.3 million for the six months ended June 30, 2015 from $24.9 million for the same period in 2014. The decrease was primarily due to lower royalty revenue from a smartphone and tablet manufacturer and STMicroelectronics.
Royalty revenue from the Other segment was immaterial for both the three months ended June 30, 2015 and 2014, and increased period over period.
Royalty revenue from the Other segment was immaterial for both the six months ended June 30, 2015 and 2014, and increased period over period.
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development and sale of security and lighting products. Contract and other revenue increased approximately $3.6 million to $10.4 million for the three months ended June 30, 2015 from $6.8 million for the same period in 2014. The increase was primarily due to increased revenue from security technology development projects and products as well as lighting technology development projects and sales of light guides.
Contract and other revenue increased approximately $5.0 million to $16.4 million for the six months ended June 30, 2015 from $11.4 million for the same period in 2014. The increase was primarily due to increased revenue from security technology development projects and products as well as lighting technology development projects and sales of light guides.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.

Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment decreased $0.9 million to $1.0 million for the three months ended June 30, 2015 from $1.9 million as compared to the same period in 2014, primarily due to lower revenue from development projects.
Contract and other revenue from the MID reportable segment decreased $0.3 million to $1.6 million for the six months ended June 30, 2015 from $1.9 million as compared to the same period in 2014, primarily due to lower revenue from development projects.
Contract and other revenue from the CRD reportable segment increased approximately $3.6 million to $3.9 million for the three months ended June 30, 2015 from $0.3 million for the same period in 2014, primarily due to higher revenue from security products.
Contract and other revenue from the CRD reportable segment increased approximately $3.5 million to $4.3 million for the six months ended June 30, 2015 from $0.8 million for the same period in 2014, primarily due to higher revenue from security products.
Contract and other revenue from the Other segment increased approximately $1.0 million to $5.6 million for the three months ended June 30, 2015 from $4.6 million for the same period in 2014. The increase was primarily due to increased lighting technology development projects and sales of light guides.
Contract and other revenue from the Other segment increased approximately $1.7 million to $10.5 million for the six months ended June 30, 2015 from $8.8 million for the same period in 2014. The increase was primarily due to increased lighting technology development projects and sales of light guides.
Engineering costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2015	2014	Percentage	2015	2014	Percentage
Engineering costs
Cost of revenue	$6.4	$4.9	30.3%	$11.5	$9.2	24.4%
Amortization of intangible assets	5.7	5.7	—%	11.4	11.4	—%
Stock-based compensation	0.0	0.0	—%	0.0	0.0	—%
Total cost of revenue	12.1	10.6	14.1%	22.9	20.6	10.8%
Research and development	27.2	25.1	8.6%	53.9	50.7	6.6%
Stock-based compensation	2.0	2.6	(24.0)%	3.8	3.9	(4.4)%
Total research and development	29.2	27.7	5.5%	57.7	54.6	5.8%
Total engineering costs	$41.3	$38.3	7.9%	$80.6	$75.2	7.2%
Total engineering costs increased $3.0 million for the three months ended June 30, 2015 as compared to the same period in 2014 primarily due to increased prototyping costs of $1.6 million, increased expenses related to software design tools of $1.2 million, increased headcount related expenses of $0.6 million, increased cost of sales associated with sales of light guides and security products and engineering services of $1.5 million offset by decreased accrual of retention bonuses of $0.9 million, decreased stock-based compensation expense of $0.6 million and decreased amortization costs of 0.4 million.
Total engineering costs increased $5.4 million for the six months ended June 30, 2015 as compared to the same period in 2014 primarily due to increased expenses related to software design tools of $2.2 million, increased prototyping costs of $2.0 million, increased headcount related expenses of $1.8 million, increased bonus accrual expense of $1.1 million and increased cost of sales associated with sales of light guides and security products and engineering services of $2.7 million offset by decreased accrual of retention bonuses of $2.1 million and decreased amortization costs of $0.8 million.
In the future, engineering costs may be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies. However, in the near term, we expect engineering costs to remain relatively flat.

Sales, general and administrative costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2015	2014	Percentage	2015	2014	Percentage
Sales, general and administrative costs
Sales, general and administrative costs	$14.9	$16.4	(8.9)%	$31.4	$33.6	(6.5)%
Stock-based compensation	2.4	2.2	7.9%	4.4	3.8	15.3%
Total sales, general and administrative costs	$17.3	$18.6	(6.9)%	$35.8	$37.4	(4.3)%
Total sales, general and administrative costs decreased $1.3 million for the three months ended June 30, 2015 as compared to the same period in 2014 primarily due to decreased consulting costs of $0.7 million, decreased litigation costs of $0.4 million, decreased depreciation expense of $0.4 million, decreased general legal costs of $0.3 million and decreased sales and marketing costs of $0.2 million offset by increased headcount related expenses of $1.0 million.
Total sales, general and administrative costs decreased $1.6 million for the six months ended June 30, 2015 as compared to the same period in 2014 primarily due to decreased consulting costs of $1.6 million, decreased depreciation expense of $0.8 million, decreased litigation costs of $0.6 million, decreased software and equipment maintenance costs of $0.6 million and decreased accrual of retention bonuses of $0.3 million offset by increased headcount related expenses of $1.9 million and increased stock-based compensation expense of $0.6 million.
In the future, sales, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative costs to remain relatively flat.
Gain from sale of intellectual property:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2015	2014	Percentage	2015	2014	Percentage
Gain from sale of intellectual property	$0.9	$—	100.0%	$3.2	$0.2	NM*
__________________________________

*	NM — percentage is not meaningful
During 2013, we sold portfolios of our patent assets covering lighting technologies. As part of these transactions, we received an initial upfront payment and expect to receive subsequent payments if and when the purchaser of the patents is successful in licensing that portfolio. During the first half of 2015, we received $3.2 million from the purchaser of the patents related to this transaction which was recorded as gain from sale of intellectual property.

During the first half of 2014, we sold portfolios of our patent assets covering wireless and other technologies.
Gain from settlement:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2015	2014	Percentage	2015	2014	Percentage
Gain from settlement	$0.5	$0.5	—%	$1.0	$1.0	—%

The settlements with SK hynix and Micron are multiple element arrangements for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with SK hynix and the settlement with Micron which included a third party valuation using an income approach (the “SK hynix Fair Value” and "Micron Fair Value", respectively). The total gain from settlement related to the settlements with SK hynix and Micron was $1.9 million and $3.3 million, respectively. During the three months ended June 30, 2015 and 2014, we recognized $0.5 million in each period as gain from settlement, which represents the portion of the SK hynix Fair Value and Micron Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlements. During the six months ended June 30, 2015 and 2014, we recognized $1.0 million in each period as gain from settlement. Refer to Note 14, “Agreements with SK hynix and Micron,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Interest and other income (expense), net:

	Three Months			Six Months
	Ended June 30,		Change in	Ended June 30,		Change in
(Dollars in millions)	2015	2014	Percentage	2015	2014	Percentage
Interest income and other income (expense), net	$0.2	$0.1	95.2%	$0.3	$0.1	NM*
Interest expense	(3.1)	(8.8)	(64.8)%	(6.1)	(18.7)	(67.0)%
Interest and other income (expense), net	$(2.9)	$(8.7)	(66.7)%	$(5.8)	$(18.6)	(68.6)%
__________________________________

*	NM — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities.
Interest expense consists of interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities and non-cash interest expense related to the amortization of the debt discount and issuance costs on the 5% convertible senior notes due 2014 (the “2014 Notes”) and 1.125% convertible senior notes due 2018 (the “2018 Notes”) as well as the coupon interest related to the notes. Interest expense decreased for the three and six months ended June 30, 2015 as compared to the same periods in 2014 primarily due to the repayment of the 2014 Notes in second quarter of 2014. We expect our non-cash interest expense to increase steadily as the 2018 Notes reach maturity.
Provision for income taxes:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2015	2014	Percentage	2015	2014	Percentage
Provision for income taxes	$5.8	$6.4	(9.2)%	$11.2	$11.9	(5.2)%
Effective tax rate	45.8%	55.9%		40.7%	48.0%
Our effective tax rates for the three and six months ended June 30, 2015 was different from the U.S. statutory tax rate applied to our pretax income primarily due to a full valuation allowance on our U.S. deferred tax assets, foreign withholding and income taxes, and state income taxes. The effective tax rate decreased for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, despite a relatively consistent provision for income taxes, due to higher quarterly pre-tax book income.
During the three and six months ended June 30, 2015, we paid withholding taxes of $4.8 million and $9.6 million, respectively. During the three and six months ended June 30, 2014, we paid withholding taxes of $4.8 million and $9.8 million, respectively. We recorded a provision for income taxes of $5.8 million and $11.2 million for the three and six months ended June 30, 2015, respectively which is primarily comprised withholding taxes, other foreign taxes and state income taxes.
Our effective tax rate for the three and six months ended June 30, 2014 was different from the U.S. statutory tax rate applied to our pretax income primarily due to a full valuation allowance on our U.S. deferred tax assets, foreign withholding and foreign income taxes, and state income taxes.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the United States as of June 30, 2015. We emerged from a cumulative loss position over the previous three years during the first quarter of 2015. However, given economic uncertainties and the uncertainty of commercializing new business arrangements and new product acceptances, we currently believe there is not sufficient positive evidence of sustained future profitability to change our judgment regarding the need for a full valuation allowance on our deferred tax assets in the United States. The continued

improvement in our operating results, along with successfully commercializing new business arrangements, signing new or renewing existing license agreements and managing costs would provide additional positive evidence in determining the need for the valuation allowance and could lead to reversal of substantially all of our valuation allowance on our deferred tax assets in the United States. Until such time, consumption of tax attributes to offset profits will reduce the overall level of deferred tax assets subject to valuation allowance. Should we determine that we would be able to realize our remaining deferred tax assets in the foreseeable future, an adjustment to our remaining deferred tax assets would cause a material increase to net income in the period such determination is made.
Liquidity and Capital Resources

	As of
	June 30, 2015	December 31, 2014
	(In millions)
Cash and cash equivalents	$201.5	$154.1
Marketable securities	146.6	146.0
Total cash, cash equivalents, and marketable securities	$348.1	$300.1

	Six Months Ended
	June 30,
	2015	2014
	(In millions)
Net cash provided by operating activities	$38.8	$26.5
Net cash used in investing activities	$(0.3)	$(98.7)
Net cash provided by (used in) financing activities	$8.8	$(166.8)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, substantially all of our cash and cash equivalents are in the United States. Our cash needs for the six months ended June 30, 2015 were funded primarily from cash collected from our customers.
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
As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth. In the first six months of 2015, we did not identify any acquisition opportunities that met our criteria from a strategic and valuation perspective.

We continue to evaluate our acquisition options, but to provide us with more flexibility in returning capital back to our stockholders, on January 21, 2015, our Board authorized a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares, which we may opportunistically execute from time to time.

Operating Activities

Cash provided by operating activities of $38.8 million for the six months ended June 30, 2015 was primarily attributable to the cash generated from customer licensing. Changes in operating assets and liabilities for the six months ended June 30, 2015 primarily included a decrease in accrued salaries and benefits and other liabilities mainly due to the payout of the 2014 Corporate Incentive Plan, a decrease in accounts payable, an increase in deferred revenue and an increase in prepaids and other current assets.
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
Investing Activities
Cash used in investing activities of $0.3 million for the six months ended June 30, 2015 primarily consisted of cash paid for purchases of available-for-sale marketable securities of $97.7 million and $3.1 million paid to acquire property, plant and equipment, offset by proceeds from the maturities and sales of available-for-sale marketable securities of $70.4 million and $26.6 million, respectively. In addition, we received $3.4 million from the sale of intellectual property.
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
Financing Activities
Cash provided by financing activities was $8.8 million for the six months ended June 30, 2015. We received proceeds of $9.0 million from the issuance of common stock under equity incentive plans and paid $0.2 million due to principal payments against the lease financing obligation.
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
Contractual Obligations
As of June 30, 2015, our material contractual obligations were (in thousands):

	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$31,415	$3,039	$6,156	$6,302	$6,447	$6,602	$2,869
Leases and other contractual obligations	7,893	3,825	2,378	1,350	340	—	—
Software licenses (3)	7,403	5,045	2,188	170	—	—	—
Convertible notes	138,000	—	—	—	138,000	—	—
Interest payments related to convertible notes	5,434	776	1,553	1,553	1,552	—	—
Total	$190,145	$12,685	$12,275	$9,375	$146,339	$6,602	$2,869
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $20.6 million including $18.4 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable as of June 30, 2015. As noted in Note 12, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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
Share Repurchase Program
During the six months ended June 30, 2015, we did not repurchase any shares of our common stock.

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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of June 30, 2015, we had an investment portfolio of fixed income marketable securities of $322.6 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of June 30, 2015, the fair value of the portfolio would decline by approximately $0.8 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of design centers in Canada, India and France and small business development offices in Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of June 30, 2015, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 65% and 60% of our revenue for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For the six months ended June 30, 2014, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. Additionally, our top five customers represented approximately 62% of our revenue for both of the years ended December 31, 2014 and 2013. For the year ended December 31, 2014, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For the year ended December 31, 2013, revenue from Samsung accounted for 10% or more of our total revenue. We extended our license agreement with Samsung in December 2013, and we expect Samsung to continue to account for a significant portion of our licensing revenue. We also entered into settlement agreements with each of SK hynix and Micron (which included Elpida, which Micron had acquired in July 2013) in June 2013 and December 2013, respectively. In June 2015, we also extended our license agreement with SK hynix. As a result of the renewal and such settlements, we expect each of Samsung, SK hynix and Micron to account for a significant portion of our licensing revenue in the future. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
Because the techniques used by hackers to access or sabotage secure chip and other technologies change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques and may not address them in our data security technologies. Furthermore, our data security technologies may fail to detect or prevent security breaches due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats. An actual or perceived security breach of our customers or their end-customers, regardless of whether the breach is attributable to the failure of our data security technologies, could adversely affect the market's perception of our security technologies. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Any breaches, defects, errors or vulnerabilities in our data security technologies could result in:

•
expenditure of significant financial and research and development resources in efforts to analyze, correct, eliminate or work around breaches, errors or defects or to address and eliminate vulnerabilities;

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
For the six months ended June 30, 2015 and 2014, revenues received from our international customers constituted approximately 61% and 63%, respectively, of our total revenue. Additionally, for the years ended December 31, 2014 and 2013, revenues received from our international customers constituted approximately 63% and 70%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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

RAMBUS INC.

Date: July 23, 2015	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1*	Amendment 1 to Semiconductor Patent License Agreement, dated June 17, 2015, between Registrant and SK Hynix.

10.2	2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 28, 2015).

10.3	Form of Restricted Stock Unit Agreement (2015 Equity Incentive Plan)

10.4	Form of Stock Option Agreement (2015 Equity Incentive Plan)

10.5	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 28, 2015).

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

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________________________________________

*	Confidential treatment has been requested with respect to certain portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

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