Form 10-Q
period 2015-09-30
RAMBUS INC
filed 2015-10-23
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 116,533,951 as of September 30, 2015.

RAMBUS INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Success in the markets of our products and services or our customers’ products;

•	Sources of competition;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Success in signing and renewing license agreements;

•	Terms of our licenses and amounts owed under license agreements;

•	Technology product development;

•	Dispositions, acquisitions, mergers or strategic transactions and our related integration efforts;

•	Impairment of goodwill and long-lived assets;

•	Pricing policies of our customers;

•	Changes in our strategy and business model, including the expansion of our portfolio of inventions, products and solutions to address additional markets in lighting, chip and system security;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Effects of security breaches or failures in our or our customers’ products and services on our business;

•	Engineering, sales and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses and operations;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Effects of government regulations on our industry and business;

•	Manufacturing and supply partners and/or sale and distribution channels;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates;

•	Restructurings and plans of termination;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	The level and terms of our outstanding debt and the repayment or financing of such debt;

•	Litigation expenses;

•	Protection of intellectual property;

•	Any changes in laws, agency actions and judicial rulings that may impact the ability to enforce intellectual property rights;

•	Indemnification and technical support obligations;

•	Equity repurchase plans;

•	Issuances of debt or equity securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Outcome and effect of potential future intellectual property litigation and other significant litigation; and

•	Likelihood of paying dividends.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$216,553	$154,126
Marketable securities	146,325	145,983
Accounts receivable	10,314	6,001
Prepaids and other current assets	10,859	8,541
Deferred tax assets	17,896	187
Total current assets	401,947	314,838
Intangible assets, net	70,426	89,371
Goodwill	116,899	116,899
Property, plant and equipment, net	59,077	64,023
Deferred tax assets, long-term	143,834	536
Other assets	3,690	2,612
Total assets	$795,873	$588,279
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,928	$6,962
Accrued salaries and benefits	9,362	14,840
Deferred revenue	5,129	4,133
Other current liabilities	7,191	8,723
Total current liabilities	27,610	34,658
Convertible notes, long-term	119,414	115,089
Long-term imputed financing obligation	38,751	39,063
Long-term income taxes payable	2,767	2,769
Other long-term liabilities	1,475	5,078
Total liabilities	190,017	196,657
Commitments and contingencies (Notes 9 and 13)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at September 30, 2015 and December 31, 2014	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 116,533,951 shares at September 30, 2015 and 115,161,675 shares at December 31, 2014	116	115
Additional paid-in capital	1,169,223	1,153,435
Accumulated deficit	(563,129)	(761,526)
Accumulated other comprehensive loss	(354)	(402)
Total stockholders’ equity	605,856	391,622
Total liabilities and stockholders’ equity	$795,873	$588,279
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenue:
Royalties	$66,823	$64,009	$196,173	$207,387
Contract and other revenue	6,956	5,703	23,332	17,131
Total revenue	73,779	69,712	219,505	224,518
Operating costs and expenses:
Cost of revenue*	11,111	10,540	34,004	31,199
Research and development*	27,784	27,014	85,506	81,580
Sales, general and administrative*	17,860	18,200	53,701	55,639
Gain from sale of intellectual property	(106)	—	(3,262)	(170)
Restructuring charges	—	—	—	39
Gain from settlement	(510)	(510)	(1,530)	(1,530)
Total operating costs and expenses	56,139	55,244	168,419	166,757
Operating income	17,640	14,468	51,086	57,761
Interest income and other income (expense), net	539	(549)	874	(432)
Interest expense	(3,117)	(3,059)	(9,291)	(21,755)
Interest and other income (expense), net	(2,578)	(3,608)	(8,417)	(22,187)
Income before income taxes	15,062	10,860	42,669	35,574
Provision for (benefit from) income taxes	(166,971)	5,347	(155,727)	17,214
Net income	$182,033	$5,513	$198,396	$18,360
Net income per share:
Basic	$1.56	$0.05	$1.71	$0.16
Diluted	$1.52	$0.05	$1.67	$0.16
Weighted average shares used in per share calculation:
Basic	116,444	114,523	115,940	114,080
Diluted	119,542	118,206	118,997	117,540
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	$12	$12	$51	$34
Research and development	$1,548	$1,648	$5,303	$5,574
Sales, general and administrative	$2,008	$1,781	$6,395	$5,587

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Net income	$182,033	$5,513	$198,396	$18,360
Other comprehensive income:
Foreign currency translation adjustment	—	—	9	—
Unrealized gain (loss) on marketable securities, net of tax	13	12	40	(39)
Total comprehensive income	$182,046	$5,525	$198,445	$18,321

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$198,396	$18,360
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	11,749	11,195
Depreciation	9,374	10,350
Amortization of intangible assets	18,914	20,295
Non-cash interest expense and amortization of convertible debt issuance costs	4,744	13,226
Impairment of investment in non-marketable equity security	—	600
Deferred income taxes	(171,509)	6,475
Gain from sale of intellectual property and property, plant and equipment, net	(3,257)	(170)
Change in operating assets and liabilities:
Accounts receivable	(4,313)	(2,848)
Prepaid expenses and other assets	(3,736)	(1,714)
Accounts payable	(1,001)	425
Accrued salaries and benefits and other liabilities	(7,370)	(23,541)
Income taxes payable	593	(3,999)
Deferred revenue	1,674	1,761
Net cash provided by operating activities	54,258	50,415
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,749)	(5,593)
Purchases of marketable securities	(124,862)	(200,211)
Maturities of marketable securities	81,396	86,636
Proceeds from sale of marketable securities	43,134	17,689
Proceeds from sale of intellectual property and property, plant and equipment	3,510	2,500
Net cash used in investing activities	(1,571)	(98,979)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	10,081	8,336
Principal payments against lease financing obligation	(341)	(226)
Payments under installment payment arrangement	—	(56)
Repayment of convertible senior notes	—	(172,500)
Net cash provided by (used in) financing activities	9,740	(164,446)
Net increase (decrease) in cash and cash equivalents	62,427	(213,010)
Cash and cash equivalents at beginning of period	154,126	338,696
Cash and cash equivalents at end of period	$216,553	$125,686

Non-cash investing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$542	$762

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
For the three and nine months ended September 30, 2015, only MID and CRD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining other operating segment were shown under “Other.”
Reclassifications
Certain prior periods' amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income for any of the periods presented.
2. Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.
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

In May 2014, the FASB and International Accounting Standards Board issued their converged accounting standards update on revenue recognition. The core principle of the new guidance is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new guidance also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. In August 2015, the FASB deferred the effective date of this accounting standards update by one year. The new accounting standards update becomes effective for the Company on January 1, 2018. The Company is currently evaluating the impact that this guidance will have on its financial condition and results of operations.
3. Earnings Per Share
Basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the earnings by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income per share:	(In thousands, except per share amounts)
Numerator:
Net income	$182,033	$5,513	$198,396	$18,360
Denominator:
Weighted-average shares outstanding - basic	116,444	114,523	115,940	114,080
Effect of potential dilutive common shares	3,098	3,683	3,057	3,460
Weighted-average shares outstanding - diluted	119,542	118,206	118,997	117,540
Basic net income per share	$1.56	$0.05	$1.71	$0.16
Diluted net income per share	$1.52	$0.05	$1.67	$0.16
For the three months ended September 30, 2015 and 2014, options to purchase approximately 2.6 million and 3.9 million shares, respectively, and for the nine months ended September 30, 2015 and 2014, options to purchase approximately 2.6 million and 5.7 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense.
4. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for each of the reportable segments for the nine months ended September 30, 2015:

Reportable Segment:	As of December 31, 2014	Additions to Goodwill	Impairment Charge of Goodwill	As of September 30, 2015
	(In thousands)
MID	$19,905	$—	$—	$19,905
CRD	96,994	—	—	96,994
Total	$116,899	$—	$—	$116,899

	As of
	September 30, 2015
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$19,905	$—	$19,905
CRD	96,994	—	96,994
Other	21,770	(21,770)	—
Total	$138,669	$(21,770)	$116,899
Intangible Assets
The components of the Company’s intangible assets as of September 30, 2015 and December 31, 2014 were as follows:

		As of September 30, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$185,321	$(121,485)	$63,836
Customer contracts and contractual relationships	1 to 10 years	31,093	(24,503)	6,590
Non-compete agreements	3 years	300	(300)	—
Total intangible assets		$216,714	$(146,288)	$70,426

		As of December 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$185,321	$(104,426)	$80,895
Customer contracts and contractual relationships	1 to 10 years	31,093	(22,617)	8,476
Non-compete agreements	3 years	300	(300)	—
Total intangible assets		$216,714	$(127,343)	$89,371

During the three and nine months ended September 30, 2015, the Company did not purchase or sell any intangible assets. During the nine months ended September 30, 2014, the Company sold portfolios of its intellectual property covering wireless and other technologies for $4.4 million and the related gain was recorded as gain from sale of intellectual property and revenue in the condensed consolidated statements of operations.
The favorable contracts (included in customer contracts and contractual relationships) are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduces the favorable contract intangible asset. For the three months ended September 30, 2015 and 2014, the Company did not receive any cash related to the favorable contracts, respectively. For the nine months ended September 30, 2015 and 2014, the Company received $0.1 million and $0.9 million related to the favorable contracts, respectively. As of September 30, 2015 and December 31, 2014, the net balance of the favorable contract intangible assets was zero and $0.1 million, respectively.

Amortization expense for intangible assets for the three and nine months ended September 30, 2015 was $6.3 million and $18.9 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2014 was $6.7 million and $20.3 million, respectively. The estimated future amortization expense of intangible assets as of September 30, 2015 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2015 (remaining 3 months)	$6,160
2016	24,311
2017	23,709
2018	10,827
2019	1,789
Thereafter	3,630
$70,426

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

5.  Segments and Major Customers
For the three and nine months ended September 30, 2015, MID and CRD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.” Additionally, some employees moved departments in the fourth quarter of 2014 causing a change in the prior period reportable segment financial results. The presentation of the 2014 segment data has been updated accordingly to conform to the updated segment presentation.
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
The tables below present reported segment operating income (loss) for the three and nine months ended September 30, 2015 and 2014, respectively.

	For the Three Months Ended September 30, 2015				For the Nine Months Ended September 30, 2015
	MID	CRD	Other	Total	MID	CRD	Other	Total
	(In thousands)				(In thousands)
Revenues	$55,383	$12,246	$6,150	$73,779	$164,696	$36,849	$17,960	$219,505
Segment operating expenses	11,734	6,653	9,276	27,663	36,055	21,317	25,306	82,678
Segment operating income (loss)	$43,649	$5,593	$(3,126)	$46,116	$128,641	$15,532	$(7,346)	$136,827
Reconciling items				(28,476)				(85,741)
Operating income				$17,640				$51,086
Interest and other income (expense), net				(2,578)				(8,417)
Income before income taxes				$15,062				$42,669

	For the Three Months Ended September 30, 2014				For the Nine Months Ended September 30, 2014
	MID	CRD	Other	Total	MID	CRD	Other	Total
	(In thousands)				(In thousands)
Revenues	$52,495	$11,255	$5,962	$69,712	$172,314	$36,929	$15,275	$224,518
Segment operating expenses	10,337	7,356	9,793	27,486	28,655	21,076	27,640	77,371
Segment operating income (loss)	$42,158	$3,899	$(3,831)	$42,226	$143,659	$15,853	$(12,365)	$147,147
Reconciling items				(27,758)				(89,386)
Operating income				$14,468				$57,761
Interest and other income (expense), net				(3,608)				(22,187)
Income before income taxes				$10,860				$35,574
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at September 30, 2015 and December 31, 2014, respectively, was as follows:

	As of
Customer	September 30, 2015	December 31, 2014
Customer 1 (Other segment)	50%	50%
Customer 2 (CRD reportable segment)	37%	*
Customer 3 (MID reportable segment)	*	33%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and nine months ended September 30, 2015 and 2014, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2015	2014	2015	2014
Customer A (MID and CRD reportable segments)	20%	22%	21%	20%
Customer B (MID reportable segment)	21%	17%	18%	16%
Customer C (MID reportable segment)	13%	14%	13%	13%

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
South Korea	$30,821	$26,821	$84,463	$80,620
USA	33,146	24,950	90,530	81,522
Japan	3,460	6,497	19,866	23,140
Europe	1,571	4,238	8,287	17,077
Canada	6	1,754	207	5,365
Singapore	3,222	3,910	11,042	10,170
Asia-Other	1,553	1,542	5,110	6,624
Total	$73,779	$69,712	$219,505	$224,518

6. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.  As of September 30, 2015 and December 31, 2014, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of September 30, 2015
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$186,481	$186,481	$—	$—	0.01%
Corporate notes, bonds and commercial paper	146,325	146,398	6	(79)	0.44%
Total cash equivalents and marketable securities	332,806	332,879	6	(79)
Cash	30,072	30,072	—	—
Total cash, cash equivalents and marketable securities	$362,878	$362,951	$6	$(79)

	As of December 31, 2014
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$124,938	$124,938	$—	$—	0.01%
Corporate notes, bonds and commercial paper	145,983	146,096	1	(114)	0.25%
Total cash equivalents and marketable securities	270,921	271,034	1	(114)
Cash	29,188	29,188	—	—
Total cash, cash equivalents and marketable securities	$300,109	$300,222	$1	$(114)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	September 30, 2015	December 31, 2014
	(In thousands)
Cash equivalents	$186,481	$124,938
Short term marketable securities	146,325	145,983
Total cash equivalents and marketable securities	332,806	270,921
Cash	30,072	29,188
Total cash, cash equivalents and marketable securities	$362,878	$300,109

The Company continues to invest in highly rated quality, highly liquid debt securities. As of September 30, 2015, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014 are as follows:

	Fair Value		Gross Unrealized Loss
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(In thousands)
Less than one year
Corporate notes, bonds and commercial paper	$110,870	$139,989	$(79)	$(114)

The gross unrealized loss at September 30, 2015 and December 31, 2014 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the corporate notes and bonds. There is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 7, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.
7. Fair Value of Financial Instruments
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$186,481	$186,481	$—	$—
Corporate notes, bonds and commercial paper	146,325	—	146,325	—
Total available-for-sale securities	$332,806	$186,481	$146,325	$—

	As of December 31, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$124,938	$124,938	$—	$—
Corporate notes, bonds and commercial paper	145,983	—	145,983	—
Total available-for-sale securities	$270,921	$124,938	$145,983	$—

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

For the three and nine months ended September 30, 2015 and 2014, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015			As of December 31, 2014
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.125% Convertible Senior Notes due 2018 (the "2018 Notes")	$138,000	$119,414	$158,609	$138,000	$115,089	$159,293

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 8, "Convertible Notes," as of September 30, 2015, the 2018 Notes are carried at their face value of $138.0 million, less any unamortized debt discount. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.

8. Convertible Notes
The Company’s convertible notes are shown in the following table:

(In thousands)	As of September 30, 2015	As of December 31, 2014
1.125% Convertible Senior Notes due 2018	$138,000	$138,000
Unamortized discount	(18,586)	(22,911)
Total convertible notes	$119,414	$115,089
Less current portion	—	—
Total long-term convertible notes	$119,414	$115,089
Interest expense related to the notes for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
2014 Notes coupon interest at a rate of 5%	$—	$—	$—	$3,929
2014 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 11.7%	—	—	—	8,744
2018 Notes coupon interest at a rate of 1.125%	388	403	1,179	1,179
2018 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 5.5%	1,605	1,515	4,744	4,482
Total interest expense on convertible notes	$1,993	$1,918	$5,923	$18,334

9. Commitments and Contingencies
As of September 30, 2015, the Company’s material contractual obligations were as follows (in thousands):

	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$29,896	$1,520	$6,156	$6,302	$6,447	$6,602	$2,869
Leases and other contractual obligations	7,566	1,439	3,831	1,540	546	210	—
Software licenses (3)	6,342	3,035	2,568	549	190	—	—
Convertible notes	138,000	—	—	—	138,000	—	—
Interest payments related to convertible notes	4,658	—	1,553	1,553	1,552	—	—
Total	$186,462	$5,994	$14,108	$9,944	$146,735	$6,812	$2,869
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $20.7 million including $18.5 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable as of September 30, 2015. As noted below in Note 12, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)
With respect to the imputed financing obligation, the main components of the difference between the amount reflected in the contractual obligations table and the amount reflected on the unaudited condensed consolidated balance sheets are the interest on the imputed financing obligation and the estimated common area expenses over the future periods. The amount includes the amended Ohio lease and the amended Sunnyvale lease.

(3)	The Company has commitments with various software vendors for non-cancellable agreements generally having terms longer than one year.
Building lease expense was approximately $0.7 million and $2.0 million for the three and nine months ended September 30, 2015, respectively. Building lease expense was approximately $0.6 million and $1.9 million for the three and nine months ended September 30, 2014, respectively. Deferred rent of $0.9 million and $1.1 million as of September 30, 2015 and December 31, 2014, respectively, was included primarily in other long-term liabilities.
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
10. Equity Incentive Plans and Stock-Based Compensation
As of September 30, 2015, 12,560,716 shares of the 35,400,000 shares approved under the 2015 Equity Incentive Plan (the “2015 Plan”) remain available for grant, which included an increase of 4,000,000 shares approved under the 2015 Plan. On April 23, 2015, the Company's stockholders approved the 2015 Plan, which authorizes 4,000,000 shares for future issuance plus the number of shares that remained available for grant under the 2006 Plan as of the effective date of the 2015 Plan. The 2015 Plan became effective and replaced the 2006 Plan on April 23, 2015. The 2015 Plan was the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of September 30, 2015. No further awards will be made under the 2006 Plan, but the 2006 Plan will continue to govern awards previously granted under it. In addition, any shares subject to stock options or other awards granted under the 2006 Plan that on or after the effective date of the 2015 Plan are forfeited, cancelled, exchanged or surrendered or terminate under the 2006 Plan will become available for grant under the 2015 Plan. Additionally, the 1997 Stock Option Plan (the “1997 Plan”) continues to govern awards previously granted under that plan.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2014	10,724,228
Increase in shares approved for issuance	4,000,000
Stock options granted	(362,335)
Stock options forfeited	1,401,928
Stock options expired under former plans	(619,422)
Nonvested equity stock and stock units granted (1) (2)	(2,747,667)
Nonvested equity stock and stock units forfeited (1)	163,984
Total available for grant as of September 30, 2015	12,560,716
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

General Stock Option Information
The following table summarizes stock option activity under the 1997 Plan, 2006 Plan and 2015 Plan for the nine months ended September 30, 2015 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2015.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2014	11,441,646	$10.73
Options granted	362,335	$11.27
Options exercised	(926,418)	$7.61
Options forfeited	(1,401,928)	$18.32
Outstanding as of September 30, 2015	9,475,635	$9.93	6.00	$36,128
Vested or expected to vest at September 30, 2015	9,087,205	$9.99	5.92	$34,808
Options exercisable at September 30, 2015	5,571,712	$11.60	4.83	$19,105

No stock options that contain a market condition were granted during the three and nine months ended September 30, 2015. As of both September 30, 2015 and December 31, 2014, there were 1,315,000 stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable. The fair values of the options granted with a market condition were calculated, on their respective grant dates, using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at September 30, 2015, based on the $11.80 closing stock price of Rambus’ common stock on September 30, 2015 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of September 30, 2015 was 7,416,409 and 3,817,568, respectively.

Employee Stock Purchase Plan
Under the 2006 Employee Stock Purchase Plan ("2006 ESPP"), the Company issued 315,100 shares at a price of $9.66 per share during the nine months ended September 30, 2015. The Company issued 374,588 shares at a price of $7.42 per share during the nine months ended September 30, 2014. As of September 30, 2015, 2,607,944 shares under the employee stock purchase plan remain available for issuance, which include the additional 2,000,000 shares from the 2015 Employee Stock Purchase Plan (“2015 ESPP”) approved by the Company's stockholders on April 23, 2015. The 2006 ESPP will remain in effect until the Company’s next offering period scheduled to begin on November 2, 2015 at which time the first offering period under the 2015 ESPP will begin.
Stock-Based Compensation
For the nine months ended September 30, 2015 and 2014, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors the 2006 ESPP and 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
During the three months ended September 30, 2015, the Company did not grant any stock options. During the nine months ended September 30, 2015, the Company granted 362,335 stock options with an estimated total grant-date fair value of $1.7 million. During the three and nine months ended September 30, 2015, the Company recorded stock-based compensation expense related to stock options of $1.4 million and $5.9 million, respectively.
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
As of September 30, 2015, there was $8.3 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested as of September 30, 2015 was $41.4 million.
The total intrinsic value of options exercised was $0.9 million and $5.5 million for the three and nine months ended September 30, 2015, respectively. The total intrinsic value of options exercised was $1.7 million and $3.9 million for the three and nine months ended September 30, 2014, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
During the nine months ended September 30, 2015, net proceeds from employee stock option exercises totaled approximately $7.0 million.
Employee Stock Purchase Plan
For the three and nine months ended September 30, 2015, the Company recorded compensation expense related to the 2006 ESPP of $0.3 million and $1.2 million, respectively. For the three and nine months ended September 30, 2014, the Company recorded compensation expense related to the 2006 ESPP of $0.4 million and $2.2 million, respectively. As of September 30, 2015, there was $0.1 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2006 ESPP. That cost is expected to be recognized over one month.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and nine months ended September 30, 2015 and 2014 calculated in accordance with accounting for share-based payments.
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

	Stock Option Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock Option Plans
Expected stock price volatility	—%	44%	41%	40-44%
Risk free interest rate	—%	2.1%	1.2%	2.1-2.2%
Expected term (in years)		6.0	6.0	6.0-6.1
Weighted-average fair value of stock options granted to employees	$—	$5.81	$4.59	$4.20
There were no stock options granted during the three months ended September 30, 2015.

	Employee Stock Purchase Plan
	Nine Months Ended
	September 30,
	2015	2014
Employee Stock Purchase Plan
Expected stock price volatility	34%	39-44%
Risk free interest rate	0.05%	0.0-0.1%
Expected term (in years)	0.5	0.02-0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$3.48	$3.91

Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and nine months ended September 30, 2015, the Company granted nonvested equity stock units totaling 90,556 and 1,672,458 shares under the 2006 Plan, respectively. During the three and nine months ended September 30, 2014, the Company granted nonvested equity stock units totaling 52,596 and 281,272 shares under the 2006 Plan, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is 1 year. For the three and nine months ended September 30, 2015, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $1.3 million and $19.3 million. For the three and nine months ended September 30, 2014, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.7 million and $2.8 million. During the first quarter of 2015, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance conditions. The ultimate number of performance units that can be earned can range from 0% to 150% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company's shares available for grant has been reduced to reflect the shares that could be earned at 150% of target. During the three and nine months ended September 30, 2015, the Company recorded $0.3 million and $0.8 million of stock-based compensation expense related to these performance unit awards.
For the three and nine months ended September 30, 2015, the Company recorded stock-based compensation expense of approximately $1.8 million and $4.7 million related to all outstanding nonvested equity stock grants. For the three and nine months ended September 30, 2014, the Company recorded stock-based compensation expense of approximately $0.7 million and $2.1 million related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $15.1 million at September 30, 2015. This amount is expected to be recognized over a weighted average period of 2.9 years.

The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2015:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2014	673,864	$9.23
Granted	1,672,458	$11.53
Vested	(191,824)	$9.22
Forfeited	(109,322)	$10.47
Nonvested at September 30, 2015	2,045,176	$11.04

11.  Stockholders’ Equity
Share Repurchase Program
During the nine months ended September 30, 2015, the Company did not repurchase any shares of its common stock under its share repurchase program.
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
12. Income Taxes
The Company recorded a provision for (benefit from) income taxes of $(167.0) million and $5.3 million for the three months ended September 30, 2015 and 2014, respectively, and $(155.7) million and $17.2 million for the nine months ended September 30, 2015 and 2014, respectively. The benefit from income taxes for the three and nine months ended September 30, 2015 is primarily comprised of the tax benefit from the release of the valuation allowance on the Company's U.S. federal and state deferred tax assets, offset by federal, state and foreign taxes. The provision for income taxes for the three and nine months ended September 30, 2014 was primarily comprised of withholding taxes, state taxes and other foreign taxes based upon income earned during the period.
During the three and nine months ended September 30, 2015, the Company paid withholding taxes of $5.4 million and $15.0 million. During the three and nine months ended September 30, 2014, the Company paid withholding taxes of $4.8 million and $14.6 million, respectively.
As of September 30, 2015, the Company’s unaudited condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $182.7 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible notes.
Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realizability of the Company's net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. Management evaluated the realizability of its net deferred tax assets based on all available evidence, both positive and negative, in determining that it was appropriate to release the valuation allowance for the Company's U.S. federal income deferred tax assets of $174.4 million as of September 30, 2015 in accordance with FASB ASC 740-10-30-16 to 25.
The Company emerged from a cumulative loss position over the previous three years during the first quarter of 2015. The cumulative three-year pre-tax income is considered positive evidence which is objective and verifiable, and thus, received significant weighting. The continued stability in the Company's operations along with the increased visibility into the adoption of its security technology in the third quarter of 2015 provided additional evidence to the Company’s belief that it will generate sufficient taxable income in the future. Additional positive evidence considered by management in its assessment included a lack of unused operating loss carryforwards in the Company's history as well as anticipated future benefits from the cost management by the Company. Negative evidence management considered included economic uncertainties such as volatility of the semiconductor industry and uncertainties associated with the development of new products that could impact the Company’s ability to generate a sustained level of future profits.

Upon considering the relative impact of all evidence during the third quarter of 2015, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that its deferred tax assets would be realizable with the exception of primarily its California deferred tax assets that have not met the “more likely than not” realization threshold criteria. As a result, the Company released the related valuation allowance against such deferred tax assets which is included as a component of the benefit from income taxes in the accompanying unaudited condensed consolidated statement of operations. The Company continues to maintain a deferred tax asset valuation allowance of $20.9 million as of September 30, 2015.
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
As of September 30, 2015, the Company had approximately $20.7 million of unrecognized tax benefits, including $18.5 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable. If recognized, approximately $2.2 million would be recorded as an income tax benefit. Approximately $18.5 million would be recognized for the remaining unrecognized tax benefits recorded as a reduction of long-term deferred tax asset. As of December 31, 2014, the Company had $19.9 million of unrecognized tax benefits, including $17.8 million recorded as a reduction of long-term deferred tax assets and $2.1 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At September 30, 2015 and December 31, 2014, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2012 and forward. The California returns are subject to examination from 2009 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ended March 2009 and forward. The Company is currently under examination by California for the 2010 and 2011 tax years. The Company’s India subsidiary is under examination by the Indian tax administration for tax years beginning 2009. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.
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
During the third quarter of 2015, the Company received cash consideration of $16.0 million from SK hynix. The amount was allocated between royalty revenue ($15.8 million) and gain from settlement ($0.2 million) based on the elements’ SK hynix Fair Value. During the nine months ended September 30, 2015, the Company received cash consideration of $40.0 million from SK hynix. The amount was allocated between royalty revenue ($39.5 million) and gain from settlement ($0.5 million) based on the elements’ SK hynix Fair Value.
The cumulative cash receipts through September 30, 2015 and the remaining future cash receipts from the agreements with SK hynix are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Cumulative Received to-date as of September 30,	Estimated to Be Received in						Total Estimated Cash Receipts
	2015	Remainder of 2015	2016	2017	2018	2019	2020 and Thereafter
(in millions)
Royalty revenue	$110.4	$15.8	$63.9	$48.0	$40.0	$32.0	$216.0	$526.1
Gain from settlement	1.6	0.2	0.1	—	—	—	—	1.9
Total	$112.0	$16.0	$64.0	$48.0	$40.0	$32.0	$216.0	$528.0
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
During the third quarter of 2015, the Company received cash consideration of $10.0 million from Micron. The amount was allocated between royalty revenue ($9.7 million) and gain from settlement ($0.3 million) based on the elements’ Micron Fair Value. During the nine months ended September 30, 2015, the Company received cash consideration of $30.0 million from Micron. The amount was allocated between royalty revenue ($29.0 million) and gain from settlement ($1.0 million) based on the elements’ Micron Fair Value.
The remaining $204.5 million is expected to be paid in successive quarterly payments of $10.0 million, concluding in the fourth quarter of 2020.
The cumulative cash receipts through September 30, 2015 and the remaining future cash receipts from the agreements with Micron are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Cumulative Received to-date as of September 30,	Estimated to Be Received in						Total Estimated Cash Receipts
	2015	Remainder of 2015	2016	2017	2018	2019	2020
(in millions)
Royalty revenue	$73.0	$9.7	$39.5	$40.0	$40.0	$40.0	$34.5	$276.7
Gain from settlement	2.5	0.3	0.5	—	—	—	—	3.3
Total	$75.5	$10.0	$40.0	$40.0	$40.0	$40.0	$34.5	$280.0

15. Subsequent Event
During the fourth quarter of 2015, the Company announced that on October 16, 2015 the Board of Directors approved the commitment for a restructuring and a plan of termination resulting in a reduction of 8% of the Company's headcount. The reductions in expense and associated workforce are expected to be completed by the first quarter of 2016. The total estimated cash payout related to the reduction in force will be approximately $3.5 million, which is related to severance and termination benefits. The estimated non-cash expense is expected to be approximately $1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 as described in more detail under “Note Regarding Forward-Looking Statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Risk Factors,” we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.
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
We have four operational units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research Division, or CRD, which focuses on the design, development and licensing of technologies for chip and system security and anti-counterfeiting; (3) Emerging Solutions Division, or ESD, which includes our computational sensing and imaging group along with our development efforts in the area of emerging technologies; and (4) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting. As of September 30, 2015, MID and CRD were considered reportable segments as they met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.” For additional information concerning segment reporting, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Our inventions and technology solutions are primarily offered to our customers through either a patent license or a technology license. Royalties from patent licenses accounted for 85% of our consolidated revenue for both the three and nine months ended September 30, 2015, respectively, as compared to 89% for both the three and nine months ended September 30, 2014. Royalties from technology licenses accounted for 5% and 4% of our consolidated revenue for the three and nine months ended September 30, 2015, respectively, as compared to 3% for both the three and nine months ended September 30, 2014. Today, a majority of our revenues are derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer's own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods of up to ten years. Leading consumer product, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, GE, IBM, Intel, LSI, Micron, Nanya, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics and Toshiba have licensed our patents for use in their own products. The majority of our intellectual property in MID was developed in-house and we have expanded our business strategy of monetizing our MID intellectual property to include the sale of select intellectual property. As any sales executed under this expanded strategy represent a component of our ongoing major or central operations and activities, we will record the related proceeds as revenue.
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

Our strategy is to evolve from providing primarily patent licenses to providing additional technology, products and services while creating and leveraging strategic synergies to increase revenue. One of our goals is to supplement our patent licensing business with additional licensing opportunities for our technologies, products and services to be incorporated into our customers’ products and/or systems. Our technology licenses are designed to support the implementation and adoption of our technology into our customers’ products or services. As part of these offerings, we can provide a range of services that can include access to technical experts, advanced system design and analysis, hardware and software to enhance design and validation, system IP and specifications, and process-specific hard and soft macros, along with other services. These technology license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Further, under technology licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us. We are also developing standards-based semiconductor chip offerings that feature leading-edge performance and advanced functionality as part of our growth strategy as described below.
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
As of September 30, 2015, our semiconductor, lighting, security and other technologies are covered by 1,802 U.S. and foreign patents. Additionally, we have 705 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
Executive Summary
During the third quarter of 2015, we introduced the R+ DDR4 server memory chipset, RB26, for RDIMMs and LRDIMMs. The first in a family of R+ chips, the RB26 is an enhanced, JEDEC-compliant memory module chipset, or buffer chipset, designed to accelerate data-intensive applications, including real-time analytics, virtualization and in-memory computing, with increased speed, reliability and power-efficiency. We are currently in technical development with this buffer chipset which we are currently sampling to key potential customers and critical ecosystem partners. We are currently working to make the chipset commercially available, but we do not expect any material contribution to revenue from the chipset through 2016.

We also announced in the third quarter of 2015 that CRD has been selected by the Secure Content Storage Association, or SCSA, to run and manage the VIDITY™ Key Issuance Center. This service, part of the Cryptography Research Trust Services offering, manages cryptographic keys that SCSA-enabled devices and services use in securing high-quality 4K Ultra HD with HDR, HD and SD content. The SCSA develops technologies for consumers to easily and securely purchase, transfer, and view content across multiple electronic devices.

Engineering expenses continue to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three months ended September 30, 2015 increased $1.4 million as compared to the same period in 2014 primarily due to increased expenses related to software design tools of $0.7 million, increased headcount related expenses of $0.5 million, increased cost of sales associated with increased sales of light guides and security products and engineering services of $0.6 million offset by decreased amortization costs of $0.5 million. Our engineering expenses for the nine months ended September 30, 2015 increased $6.7 million as compared to the same period in 2014 primarily due to increased expenses related to software design tools of $2.9 million, increased headcount related expenses of $2.3 million, increased prototyping costs of $2.0 million, increased bonus accrual expense of $1.2 million and increased cost of sales associated with increased sales of light guides and security products and engineering services of $2.8 million offset by decreased accrual of retention bonuses of $1.5 million, decreased amortization costs of $1.3 million, decreased equipment and software maintenance costs of $0.6 million and decreased stock based compensation costs of $0.3 million.

Sales, general and administrative expenses for the three months ended September 30, 2015 decreased $0.3 million as compared to the same period in 2014 primarily due to decreased consulting costs of $0.8 million and decreased depreciation expense of $0.3 million offset by increased sales and marketing costs of $0.4 million and increased legal patent costs of $0.4 million. Sales, general and administrative expenses for the nine months ended September 30, 2015 decreased $1.9 million as compared to the same period in 2014 primarily due to decreased consulting costs of $2.3 million, decreased depreciation expense of $1.1 million, decreased litigation costs of $0.6 million and decreased software and equipment maintenance costs of $0.6 million offset by increased headcount related expenses of $1.9 million and increased stock-based compensation expense of $0.8 million.
Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, the use and adoption of our inventions or technologies and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 71% and 65% of our revenue for the three and nine months ended September 30, 2015, respectively, as compared to 67% and 62% for the three and nine months ended September 30, 2014. As a result of renewing with Samsung in 2013 and settling with SK hynix and Micron in 2013, as well as extending our license agreement with SK hynix in June 2015, Samsung, SK hynix and Micron are expected to account for a significant portion of our ongoing licensing revenue. For the three and nine months ended September 30, 2015, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For the three and nine months ended September 30, 2014, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue.
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
During the third quarter of 2015 we announced that we are in technical development of the buffer chipset which we are currently sampling to key potential customers and critical ecosystem partners. We are currently working to make the chipset commercially available, but we do not expect any material contribution to revenue from the chipset through 2016.
Our revenue from companies headquartered outside of the United States accounted for approximately 55% and 59% of our total revenue for the three and nine months ended September 30, 2015, respectively, as compared to 64% for both the three and nine months ended September 30, 2014, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk.
For additional information concerning international revenue, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Engineering costs in the aggregate increased and as a percentage of revenue decreased for the three months ended September 30, 2015 as compared to the same period in the prior year. Engineering costs in the aggregate and as a percentage of revenue increased for the nine months ended September 30, 2015 as compared to the same period in the prior year. In the near term, we expect engineering costs in the aggregate to remain relatively flat.
Sales, general and administrative expenses in the aggregate and as a percentage of revenue decreased for the three months ended September 30, 2015 as compared to the same period in the prior year. Sales, general and administrative expenses in the aggregate and as a percentage of revenue decreased for the nine months ended September 30, 2015 as compared to the same period in the prior year. In the past, our litigation expenses have been high and difficult to predict. Because we have successfully negotiated settlements and license agreements with SK hynix, Micron and Nanya during the course of 2013 and 2014, we have settled all outstanding litigation and should no longer have material litigation expenses related to these specific matters. In the near term, we expect our sales, general and administrative costs in the aggregate to remain relatively flat. To the extent litigation is again necessary, our expectations on the amount and timing of any future general and administrative costs is uncertain.
Our continued investment in research and development projects, involvement in any future litigation or other legal proceedings and any lower revenue from our customers in the future, will negatively affect our cash from operations.
As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth. In the first nine months of 2015, we did not identify any acquisition opportunities that met our criteria from a strategic and valuation perspective.

We continue to evaluate our acquisition options, but to provide us with more flexibility in returning capital back to our stockholders, on January 21, 2015, our Board authorized a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares, which we may opportunistically execute from time to time.

During the fourth quarter of 2015, we announced that on October 16, 2015 our Board of Directors approved the commitment for a restructuring and a plan of termination resulting in a reduction of 8% of our headcount. The reductions in expense and associated workforce are expected to be completed by the first quarter of 2016. The total estimated cash payout related to the reduction in force will be approximately $3.5 million, which is related to severance and termination benefits. The estimated non-cash expense is expected to be approximately $1 million.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Royalties	90.6%	91.8%	89.4%	92.4%
Contract and other revenue	9.4%	8.2%	10.6%	7.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	15.1%	15.1%	15.5%	13.9%
Research and development*	37.6%	38.8%	39.0%	36.3%
Sales, general and administrative*	24.2%	26.1%	24.5%	24.8%
Gain from sale of intellectual property	(0.1)%	—%	(1.5)%	(0.1)%
Gain from settlement	(0.7)%	(0.7)%	(0.7)%	(0.7)%
Total operating costs and expenses	76.1%	79.3%	76.8%	74.2%
Operating income	23.9%	20.7%	23.2%	25.8%
Interest income and other income (expense), net	0.7%	(0.8)%	0.4%	(0.2)%
Interest expense	(4.2)%	(4.4)%	(4.2)%	(9.7)%
Interest and other income (expense), net	(3.5)%	(5.2)%	(3.8)%	(9.9)%
Income before income taxes	20.4%	15.5%	19.4%	15.9%
Provision for (benefit from) income taxes	(226.3)%	7.7%	(70.9)%	7.7%
Net income	246.7%	7.8%	90.3%	8.2%
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	0.0%	0.0%	0.0%	0.0%
Research and development	2.1%	2.4%	2.4%	2.5%
Sales, general and administrative	2.7%	2.6%	2.9%	2.5%

	Three Months			Nine Months
	Ended September 30,		Change in	Ended September 30,		Change in
(Dollars in millions)	2015	2014	Percentage	2015	2014	Percentage
Total Revenue
Royalties	$66.8	$64.0	4.4%	$196.2	$207.4	(5.4)%
Contract and other revenue	7.0	5.7	22.0%	23.3	17.1	36.2%
Total revenue	$73.8	$69.7	5.8%	$219.5	$224.5	(2.2)%

Royalty Revenue

Patent Licenses

Our patent royalties increased approximately $1.1 million to $62.9 million for the three months ended September 30, 2015 from $61.8 million for the same period in 2014. The increase was primarily due to higher royalty revenue from IBM, SK hynix and a customer payment from a one-time audit event, offset by lower royalty revenue from Renesas and STMicroelectronics. Of the $62.9 million patent royalties for the three months ended September 30, 2015, $25.5 million is related to royalty revenue from settlement of past legal proceedings with SK hynix and Micron.
Our patent royalties decreased approximately $12.6 million to $187.3 million for the nine months ended September 30, 2015 from $199.9 million for the same period in 2014. The decrease was primarily due to lower royalty revenue from NVIDIA, Renesas, STMicroelectronics and a smartphone and tablet manufacturer, offset by higher royalty revenue from IBM and SK hynix. Of the $187.3 million patent royalties for the nine months ended September 30, 2015, $68.5 million is related to royalty revenue from settlement of past legal proceedings with SK hynix and Micron.
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
Technology Licenses
Royalties from technology licenses increased approximately $1.7 million to $3.9 million for the three months ended September 30, 2015 from $2.2 million for the same period in 2014. The increase was primarily due to higher security and lighting technology license revenue.
Royalties from technology licenses increased approximately $1.4 million to $8.9 million for the nine months ended September 30, 2015 from $7.5 million for the same period in 2014. The increase was primarily due to higher security and lighting technology license revenue, offset by lower royalties reported from decreased shipments of the Sony PlayStation®3 product, DDR2 technology products and Serial Link products.
In the future, we expect technology royalties will continue to vary from period to period based on our customers’ shipment volumes, sales prices, and product mix.

Royalty Revenue by Reportable Segments

Royalty revenue from the MID reportable segment, which includes patent and technology license royalties, increased approximately $1.6 million to $54.1 million for the three months ended September 30, 2015 from $52.5 million for the same period in 2014. The increase was primarily due to higher royalty revenue from IBM and SK hynix, offset by lower royalty revenue from Renesas and STMicroelectronics.
Royalty revenue from the MID reportable segment decreased approximately $8.6 million to $161.9 million for the nine months ended September 30, 2015 from $170.5 million for the same period in 2014. The decrease was primarily due to lower royalty revenue from Nanya, NVIDIA, Renesas and STMicroelectronics, offset by higher royalty revenue from IBM and SK hynix.
Royalty revenue from the CRD reportable segment, which includes patent and technology license royalties, increased approximately $0.8 million to $11.7 million for the three months ended September 30, 2015 from $10.9 million for the same period in 2014. The increase was primarily due to higher royalty revenue from various customers and a customer payment from a one-time audit event, offset by lower royalty revenue from STMicroelectronics and Qualcomm.
Royalty revenue from the CRD reportable segment decreased $3.7 million to $32.1 million for the nine months ended September 30, 2015 from $35.8 million for the same period in 2014. The decrease was primarily due to lower royalty revenue from Qualcomm, STMicroelectronics and a smartphone and tablet manufacturer.
Royalty revenue from the Other segment was immaterial for both the three months ended September 30, 2015 and 2014, and increased period over period.
Royalty revenue from the Other segment increased $1.1 million to $2.2 million for the nine months ended September 30, 2015 from $1.1 million for the same period in 2014. The increase was due to increased royalties from technology licenses associated with increased shipments of lighting products.
Contract and Other Revenue
Contract and other revenue consist of revenue from technology development and sale of security and lighting products. Contract and other revenue increased approximately $1.2 million to $6.9 million for the three months ended September 30, 2015 from $5.7 million for the same period in 2014. The increase was primarily due to increased revenue from technology development projects.
Contract and other revenue increased approximately $6.2 million to $23.3 million for the nine months ended September 30, 2015 from $17.1 million for the same period in 2014. The increase was primarily due to increased revenue from security technology development projects and products as well as lighting technology development projects and sales of light guides, offset by lower revenue from the sale of selected intellectual property developed by our MID business unit.

We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.
Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment was immaterial for both the three months ended September 30, 2015 and 2014, and increased period over period.
Contract and other revenue from the MID reportable segment increased $0.9 million to $2.8 million for the nine months ended September 30, 2015 from $1.9 million as compared to the same period in 2014, primarily due to higher revenue from development projects, offset by lower revenue from the sale of selected intellectual property developed by our MID business unit.
Contract and other revenue from the CRD reportable segment was immaterial for both the three months ended September 30, 2015 and 2014, and increased period over period.
Contract and other revenue from the CRD reportable segment increased approximately $3.6 million to $4.7 million for the nine months ended September 30, 2015 from $1.1 million for the same period in 2014, primarily due to higher revenue from security products.
Contract and other revenue from the Other segment decreased approximately $0.2 million to $5.2 million for the three months ended September 30, 2015 from $5.4 million for the same period in 2014. The decrease was primarily due to decreased lighting technology development projects and sales of light guides.
Contract and other revenue from the Other segment increased approximately $1.5 million to $15.7 million for the nine months ended September 30, 2015 from $14.2 million for the same period in 2014. The increase was primarily due to increased lighting technology development projects and sales of light guides.
Engineering costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2015	2014	Percentage	2015	2014	Percentage
Engineering costs
Cost of revenue	$5.4	$4.8	13.0%	$16.9	$14.1	20.5%
Amortization of intangible assets	5.7	5.7	—%	17.1	17.1	—%
Stock-based compensation	0.0	0.0	—%	0.0	0.0	—%
Total cost of revenue	11.1	10.5	5.4%	34.0	31.2	9.0%
Research and development	26.3	25.4	3.4%	80.2	76.0	5.5%
Stock-based compensation	1.5	1.6	(6.1)%	5.3	5.6	(4.9)%
Total research and development	27.8	27.0	2.9%	85.5	81.6	4.8%
Total engineering costs	$38.9	$37.5	3.6%	$119.5	$112.8	6.0%
Total engineering costs increased $1.4 million for the three months ended September 30, 2015 as compared to the same period in 2014 primarily due to increased expenses related to software design tools of $0.7 million, increased headcount related expenses of $0.5 million, increased cost of sales associated with increased sales of light guides and security products and engineering services of $0.6 million offset by decreased amortization costs of $0.5 million.
Total engineering costs increased $6.7 million for the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to increased expenses related to software design tools of $2.9 million, increased headcount related expenses of $2.3 million, increased prototyping costs of $2.0 million, increased bonus accrual expense of $1.2 million and increased cost of sales associated with increased sales of light guides and security products and engineering services of $2.8 million offset by decreased accrual of retention bonuses of $1.5 million, decreased amortization costs of $1.3 million, decreased equipment and software maintenance costs of $0.6 million and decreased stock based compensation costs of $0.3 million.
In the future, engineering costs may be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies. However, in the near term, we expect engineering costs to remain relatively flat.

Sales, general and administrative costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2015	2014	Percentage	2015	2014	Percentage
Sales, general and administrative costs
Sales, general and administrative costs	$15.9	$16.4	(3.5)%	$47.3	$50.0	(5.5)%
Stock-based compensation	2.0	1.8	12.7%	6.4	5.6	14.5%
Total sales, general and administrative costs	$17.9	$18.2	(1.9)%	$53.7	$55.6	(3.5)%
Total sales, general and administrative costs decreased $0.3 million for the three months ended September 30, 2015 as compared to the same period in 2014 primarily due to decreased consulting costs of $0.8 million and decreased depreciation expense of $0.3 million offset by increased sales and marketing costs of $0.4 million and increased legal patent costs of $0.4 million.
Total sales, general and administrative costs decreased $1.9 million for the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to decreased consulting costs of $2.3 million, decreased depreciation expense of $1.1 million, decreased litigation costs of $0.6 million and decreased software and equipment maintenance costs of $0.6 million offset by increased headcount related expenses of $1.9 million and increased stock-based compensation expense of $0.8 million.
In the future, sales, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative costs to remain relatively flat.
Gain from sale of intellectual property:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2015	2014	Percentage	2015	2014	Percentage
Gain from sale of intellectual property	$0.1	$—	NM*	$3.3	$0.2	NM*
__________________________________

*	NM — percentage is not meaningful
During 2013, we sold portfolios of our patent assets covering lighting technologies. As part of these transactions, we received an initial upfront payment and expect to receive subsequent payments if and when the purchaser of the patents is successful in licensing that portfolio. During the nine months ended September 30, 2015, we received $3.3 million from the purchaser of the patents related to this transaction which was recorded as gain from sale of intellectual property.

During the nine months ended September 30, 2014, we sold portfolios of our patent assets covering wireless and other technologies.
Gain from settlement:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2015	2014	Percentage	2015	2014	Percentage
Gain from settlement	$0.5	$0.5	—%	$1.5	$1.5	—%

The settlements with SK hynix and Micron are multiple element arrangements for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with SK hynix and the settlement with Micron which included a third party valuation using an income approach (the “SK hynix Fair Value” and "Micron Fair Value", respectively). The total gain from settlement related to the settlements with SK hynix and Micron was $1.9 million and $3.3 million, respectively. During the three months ended September 30, 2015 and 2014, we recognized $0.5 million in each period as gain from settlement, which represents the portion of the SK hynix Fair Value and Micron Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlements. During the nine months ended September 30, 2015 and 2014, we recognized $1.5 million in each period as gain from settlement. Refer to Note 14, “Agreements with SK hynix and Micron,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Interest and other income (expense), net:

	Three Months			Nine Months
	Ended September 30,		Change in	Ended September 30,		Change in
(Dollars in millions)	2015	2014	Percentage	2015	2014	Percentage
Interest income and other income (expense), net	$0.5	$(0.5)	NM*	$0.9	$(0.4)	NM*
Interest expense	(3.1)	(3.1)	—%	(9.3)	(21.8)	(57.3)%
Interest and other income (expense), net	$(2.6)	$(3.6)	(28.5)%	$(8.4)	$(22.2)	(62.1)%
__________________________________

*	NM — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities.
Interest expense consists of interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities and non-cash interest expense related to the amortization of the debt discount and issuance costs on the 5% convertible senior notes due 2014 (the “2014 Notes”) and 1.125% convertible senior notes due 2018 (the “2018 Notes”) as well as the coupon interest related to the 2014 Notes and the 2018 Notes. Interest expense decreased for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 primarily due to the repayment of the 2014 Notes in second quarter of 2014. We expect our non-cash interest expense to increase steadily as the 2018 Notes reach maturity.
Provision for (benefit from) income taxes:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2015	2014	Percentage	2015	2014	Percentage
Provision for (benefit from) income taxes	$(167.0)	$5.3	NM*	$(155.7)	$17.2	NM*
Effective tax rate	1,108.6%	49.2%		365.0%	48.4%
__________________________________

*	NM — percentage is not meaningful
Our effective tax rates for the three and nine months ended September 30, 2015 was different from the U.S. statutory tax primarily due to the release of valuation allowance on our U.S. federal and state deferred tax assets. The effective tax rate was different for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, due to the release of valuation allowance on our U.S. federal and state deferred tax assets.
We recorded a benefit from income taxes of $167.0 million and $155.7 million for the three and nine months ended September 30, 2015, respectively, which is primarily comprised of the tax benefit from the release of the valuation allowance on our deferred tax assets offset by federal, state and foreign income taxes. During the three and nine months ended September 30, 2015, we paid withholding taxes of $5.4 million and $15.0 million, respectively. During the three and nine months ended September 30, 2014, we paid withholding taxes of $4.8 million and $14.6 million, respectively.
Our effective tax rates for the three and nine months ended September 30, 2014 were different from the U.S. statutory tax rate applied to our pretax income primarily due to a full valuation allowance on our U.S. deferred tax assets, foreign withholding and foreign income taxes, and state income taxes. The provision for income taxes for the three and nine months ended September 30, 2014 was primarily comprised of withholding taxes, state taxes and other foreign taxes based upon income earned during the period.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We evaluated the realizability of our net deferred tax assets based on all available evidence, both positive and negative, in determining that it was appropriate to release the valuation allowance for our U.S. federal income deferred tax assets of $174.4 million as of September 30, 2015 in accordance with FASB ASC 740-10-30-16 to 25.
We emerged from a cumulative loss position over the previous three years during the first quarter of 2015. The cumulative three-year pre-tax income is considered positive evidence which is objective and verifiable, and thus, received significant weighting. The continued stability in our operations along with the increased visibility into the adoption of our security technology in the third quarter of 2015 provided additional evidence to our belief that we will generate sufficient taxable income in the future. Additional positive evidence considered by management in its assessment included a lack of unused operating loss carryforwards in our history as well as anticipated future benefits from the cost management by the Company. Negative evidence management considered included economic uncertainties such as volatility of the semiconductor industry and uncertainties associated with the development of new products that could impact our ability to generate a sustained level of future profits.
Upon considering the relative impact of all evidence during the third quarter of 2015, both negative and positive, and the weight accorded to each, we concluded that it was more likely than not that our deferred tax assets would be realizable with the exception of primarily our California deferred tax assets that have not met the “more likely than not” realization threshold criteria. As a result, we released the related valuation allowance against such deferred tax assets which is included as a component of the benefit from income taxes in the accompanying unaudited condensed consolidated statement of operations. We continue to maintain a deferred tax asset valuation allowance of $20.9 million as of September 30, 2015.
Liquidity and Capital Resources

	As of
	September 30, 2015	December 31, 2014
	(In millions)
Cash and cash equivalents	$216.6	$154.1
Marketable securities	146.3	146.0
Total cash, cash equivalents, and marketable securities	$362.9	$300.1

	Nine Months Ended
	September 30,
	2015	2014
	(In millions)
Net cash provided by operating activities	$54.3	$50.4
Net cash used in investing activities	$(1.6)	$(99.0)
Net cash provided by (used in) financing activities	$9.7	$(164.4)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, substantially all of our cash and cash equivalents are in the United States. Our cash needs for the nine months ended September 30, 2015 were funded primarily from cash collected from our customers.
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

As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth. In the first nine months of 2015, we did not identify any acquisition opportunities that met our criteria from a strategic and valuation perspective.

We continue to evaluate our acquisition options, but to provide us with more flexibility in returning capital back to our stockholders, on January 21, 2015, our Board authorized a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares, which we may opportunistically execute from time to time.

Operating Activities

Cash provided by operating activities of $54.3 million for the nine months ended September 30, 2015 was primarily attributable to the cash generated from customer licensing. Additionally, there was a non-cash deferred tax adjustment to reconcile net income to net cash provided by operating activities due to the release of the valuation allowance on our U.S. deferred tax assets of approximately $174.4 million. Changes in operating assets and liabilities for the nine months ended September 30, 2015 primarily included a decrease in accrued salaries and benefits and other liabilities mainly due to the payout of the Corporate Incentive Plan, an increase in accounts receivable and an increase in prepaids and other current assets.
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
Investing Activities
Cash used in investing activities of $1.6 million for the nine months ended September 30, 2015 primarily consisted of cash paid for purchases of available-for-sale marketable securities of $124.9 million and $4.7 million paid to acquire property, plant and equipment, offset by proceeds from the maturities and sales of available-for-sale marketable securities of $81.4 million and $43.1 million, respectively. In addition, we received $3.5 million from the sale of intellectual property.
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
Financing Activities
Cash provided by financing activities was $9.7 million for the nine months ended September 30, 2015. We received proceeds of $10.0 million from the issuance of common stock under equity incentive plans and paid $0.3 million due to principal payments against the lease financing obligation.
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

Contractual Obligations
As of September 30, 2015, our material contractual obligations were (in thousands):

	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$29,896	$1,520	$6,156	$6,302	$6,447	$6,602	$2,869
Leases and other contractual obligations	7,566	1,439	3,831	1,540	546	210	—
Software licenses (3)	6,342	3,035	2,568	549	190	—	—
Convertible notes	138,000	—	—	—	138,000	—	—
Interest payments related to convertible notes	4,658	—	1,553	1,553	1,552	—	—
Total	$186,462	$5,994	$14,108	$9,944	$146,735	$6,812	$2,869
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $20.7 million including $18.5 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable as of September 30, 2015. As noted in Note 12, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

(2)
With respect to the imputed financing obligation, the main components of the difference between the amount reflected in the contractual obligations table and the amount reflected on the unaudited condensed consolidated balance sheets are the interest on the imputed financing obligation and the estimated common area expenses over the future periods. The amount includes the amended Ohio lease and the amended Sunnyvale lease.

(3)	We have commitments with various software vendors for non-cancellable agreements generally having terms longer than one year.
Share Repurchase Program
During the nine months ended September 30, 2015, we did not repurchase any shares of our common stock.
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of September 30, 2015, we had an investment portfolio of fixed income marketable securities of $332.8 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of September 30, 2015, the fair value of the portfolio would decline by approximately $0.6 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of design centers in Canada, India and France and small business development offices in Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of September 30, 2015, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 65% and 62% of our revenue for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For the nine months ended September 30, 2014, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. Additionally, our top five customers represented approximately 62% of our revenue for both of the years ended December 31, 2014 and 2013. For the year ended December 31, 2014, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For the year ended December 31, 2013, revenue from Samsung accounted for 10% or more of our total revenue. We extended our license agreement with Samsung in December 2013, and we expect Samsung to continue to account for a significant portion of our licensing revenue. We also entered into settlement agreements with each of SK hynix and Micron (which included Elpida, which Micron had acquired in July 2013) in June 2013 and December 2013, respectively. In June 2015, we also extended our license agreement with SK hynix. As a result of the renewal and such settlements, we expect each of Samsung, SK hynix and Micron to account for a significant portion of our licensing revenue in the future. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
For the nine months ended September 30, 2015 and 2014, revenues received from our international customers constituted approximately 59% and 64%, respectively, of our total revenue. Additionally, for the years ended December 31, 2014 and 2013, revenues received from our international customers constituted approximately 63% and 70%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
We currently have international design operations in Canada, India and France and business development operations in Japan, Korea and Taiwan. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:

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
We do not have extensive experience in manufacturing and marketing products and, as a result, we rely, and may rely in the future, on manufacturing supply chain partners and/or sales and distribution channels for certain of our new and existing products, including our buffer chipset that is under development. Certain of these partners are, and may be, our sole manufacturer or sole source of production materials. In addition, many of our purchases are on a purchase order basis, and we do not generally have long-term contracts with our contract manufacturers or suppliers. If we are unable to secure and manage manufacturing supply chain partners and/or sales and distribution channels, or if our partners do not effectively manufacture and/or sell our products, or if we are unable to obtain the necessary production materials to produce our products, our operating results may be adversely affected.

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
From time to time, we may undertake restructurings of our business, such as the restructuring and plan of termination that we announced in the fourth quarter of 2015. There are several factors that could cause restructurings to have adverse effects on our business, financial condition and results of operations. These include potential disruption of our operations, the development of our technology, the deliveries to our customers and other aspects of our business. Loss of sales, service and engineering talent, in particular, could damage our business. Any restructuring would require substantial management time and attention and may divert management from other important work. Employee reductions or other restructuring activities also would cause us to incur restructuring and related expenses such as severance expenses. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.
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

Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office (“PTO”) and/or the European Patent Office (the “EPO”). Any re-examination proceedings may be reviewed by the PTO's Patent Trial and Appeal Board (“PTAB”). The PTAB and the related former Board of Patent Appeals and Interferences ("BPAI") have previously issued decisions in a few cases, finding some challenged claims of Rambus' patents to be valid, and others to be invalid. Decisions of the PTAB are subject to further PTO proceedings and/or appeal to the Court of Appeals for the Federal Circuit. A final adverse decision, not subject to further review and/or appeal, could invalidate some or all of the challenged patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in any intellectual property litigation. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and could cause our revenue to decline substantially.

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

RAMBUS INC.

Date: October 23, 2015	By:	/s/ Satish Rishi
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