Form 10-K
period 2015-12-31
RAMBUS INC
filed 2016-02-19
CIK 917273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2015 was approximately $1.5 billion based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $.001 par value, was 109,514,426 as of January 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on or about April 21, 2016 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•	Success in the markets of our products and services or our customers’ products;

•	Sources of competition;

•	Research and development costs and improvements in technology;

•	Sources, amounts and concentration of revenue, including royalties;

•	Success in signing and renewing license agreements;

•	Terms of our licenses and amounts owed under license agreements;

•	Technology product development;

•	Dispositions, acquisitions, mergers or strategic transactions and our related integration efforts, including our recent acquisition of Smart Card Software Ltd.;

•	Impairment of goodwill and long-lived assets;

•	Pricing policies of our customers;

•	Changes in our strategy and business model, including the expansion of our portfolio of inventions, products and solutions to address additional markets in lighting, chip and system security;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Effects of security breaches or failures in our or our customers’ products and services on our business;

•	Engineering, sales and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses and operations;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Effects of government regulations on our industry and business;

•	Manufacturing and supply partners and/or sale and distribution channels;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates;

•	Restructurings and plans of termination;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	The level and terms of our outstanding debt and the repayment or financing of such debt;

•	Litigation expenses;

•	Protection of intellectual property;

•	Any changes in laws, agency actions and judicial rulings that may impact the ability to enforce intellectual property rights;

•	Indemnification and technical support obligations;

•	Equity repurchase plans;

•	Issuances of debt or equity securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Outcome and effect of potential future intellectual property litigation and other significant litigation; and

•	Likelihood of paying dividends.
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

PART I
Rambus, RDRAMTM, XDRTM, FlexIOTM, FlexPhaseTM, R+TM, CryptoFirewallTM, and MicroLens® are trademarks, registered trademarks or copyrights of Rambus Inc. Other trademarks or copyrights that may be mentioned in this annual report on Form 10-K are the property of their respective owners.
Industry terminology, used widely throughout this annual report, has been abbreviated and, as such, these abbreviations are defined below for your convenience:

Differential Power Analysis	DPA
Double Data Rate	DDR
Dynamic Random Access Memory	DRAM
Field Programmable Gate Arrays	FPGA
Light Emitting Diodes	LED
Rambus Dynamic Random Access Memory	RDRAMTM
Simple Power Analysis	SPA
eXtreme Data Rate	XDRTM
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
Rambus creates cutting-edge semiconductor and IP products, spanning memory and interfaces to security, smart sensors and lighting. Our chips, customizable IP cores, architecture licenses, tools, services, software, training and innovations improve the competitive advantage of our customers. We collaborate with the industry, partnering with leading ASIC and SoC designers, foundries, IP developers, EDA companies and validation labs. Our products are integrated into tens of billions of devices and systems, powering and securing diverse applications, including Big Data, Internet of Things (IoT), mobile, consumer and media platforms. We generate revenue by licensing our inventions and solutions, selling our semiconductor products and providing services to market-leading companies.
While we have historically focused our efforts on the development of technologies for electronics memory and chip interfaces, we have expanded our portfolio of inventions and solutions to address additional markets in lighting, chip and system security, as well as new areas within the semiconductor industry, such as computational sensing and imaging. We intend to continue our growth into new technology fields, consistent with our mission to create great value through our innovations and to make those technologies available through both our licensing and non-licensing business models. Key to our efforts will be hiring and retaining world-class inventors, scientists, engineers, and product managers to lead the development of inventions and technology solutions for our fields of focus, and the management and business support personnel necessary to execute our plans and strategies.
We have four operational units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research Division, or CRD, which focuses on the design, development and licensing of technologies for chip and system security, anti-counterfeiting, smart ticketing and mobile payments; (3) Emerging Solutions Division, or ESD, which includes our computational sensing and imaging group along with our development efforts in the area of emerging technologies; and (4) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting.
Our inventions and technology solutions are offered to our customers through patent licenses, technology licenses, software licenses and the shipment of products. Royalties from patent licenses accounted for 84%, 88% and 92% of our consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Royalties from technology licenses accounted for 5%, 4% and 5% of our consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Today, a majority of our revenues are derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer's own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods of up to ten years. The majority of our intellectual property was developed in-house and we have expanded our business strategy of monetizing our intellectual property to include the sale of select intellectual property. As any sales executed under this expanded strategy represent a component of our ongoing major or central operations and activities, we will record the related proceeds as revenue.
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
In 2015, we continued our focus on the development of innovative technology and furthering open and collaborative relationships with the broader industry. We signed or renewed license agreements with IBM, Renesas, SK hynix, and Toshiba. In addition, we announced our first physical product with the introduction of the R+ DDR4 server DIMM chip for RDIMMs and LRDIMMs and, in January 2016, acquired an advanced mobile payment platform and smart ticketing platform which we believe will complement our existing CRD product offerings such as CryptoManager. We also unveiled a research program entitled the Smart Data Acceleration (SDA) platform.
We believe that the successful execution of our strategy requires an exceptional business model that relies on the skills and talent of our employees. Accordingly, we seek to hire and retain world-class scientific and engineering expertise in all of our fields of technological focus, as well as the executive management and operating personnel required to successfully execute our business strategy. In order to attract the quality of employees required for this business model, we have created an environment and culture that encourages, fosters and supports research, development and innovation in breakthrough technologies with significant opportunities for broad industry adoption. We believe we have created a compelling company for inventors and innovators who are able to work within a business model and platform that focuses on technology development and execution to drive strong future growth.
Design and Manufacturing
Our technology solutions are developed with high-volume commercial manufacturing processes in mind. Our solutions can be delivered in a number of ways, from reference designs to full turnkey custom development deliverables to physical products through our manufacturing partners. A reference design engagement might include an architectural specification, data sheet, theory of operation and implementation guides. A custom development project would entail a specific design implementation optimized for the customer's manufacturing process. In some cases, we may provide supply chain enablement services where we assist our customers in designing and establishing certain manufacturing processes to implement our technologies in their product offerings. We often develop test-chips of our designs and have begun the process to deliver our solutions to the market through physical product.
Background
The demand for increased performance and improved power efficiency in computers, tablets, smartphones, consumer electronics and other electronic systems rises dramatically with each passing year. Semiconductor and system designers face key challenges in sustaining the pace of innovation. We strive to offer compelling technologies that provide value to our customers.
Memory and Interfaces
There are four main areas of focus in our Memory and Interface Division: mobile memory, server-based memory, serial link designs, and custom solutions. The primary markets for these technologies include: (1) DRAM devices; (2) NAND devices; (3) System-on-Chip (SoC) devices; (4) silicon physical IP; and (5) memory buffer chips. In these markets, memory technology transitions, serial link transitions and SoC microarchitecture transitions or overall process technology node transitions provide opportunities. Since battery technology improves modestly over time, mobile device designers face challenges in adding increased functionality and higher performance with only small increases in power budget. For plug-in systems, there is a strong desire to reduce power consumption for both economic and environmental reasons while still providing increased computing capability and more visually compelling displays. At the chip level, it becomes increasingly difficult to maintain signal integrity and power efficiency as data transfer speeds rise to support more powerful, multi-core processors.
To address these challenges and enable the continued improvement of electronics systems, ongoing innovation is required. The many contributions and patented innovations developed by Rambus scientists and engineers have been, and continue to be, critical in addressing some of the most difficult chip and system challenges. The foundations of MID are world-class memory architectures and high-performance serial link technologies that are brought to market through three main business initiatives: (1) patent licensing; (2) silicon IP core licensing; and (3) memory buffer chips.
We have developed technologies, advanced designs, and development tools for building high-performance and low-power memory and serial-link interface cores for semiconductor chips. We develop both proprietary and industry-standard interfaces that we provide to our customers under technology license agreements. We also offer a range of services as part of our technology licenses which can include know-how and technology transfer, product design and development, system integration, and other services. We offer a set of solutions under the name R+TM enhanced standard solutions. Fully compatible with industry standards, R+ solutions offer compelling benefits that enable our customers to differentiate their products. We recently announced the R+ DDR4 Server DIMM chip, the RCD26, which is designed to enable top-of-the-line performance and capacity with optimized power efficiency to advance critical data center and enterprise server infrastructure.  We focus our resources and effort to help bring products to market under technology license agreements with leading companies in the industry as well as our Rambus-branded buffer chip product that is currently under development and not yet commercially available.
Chip and System Security Technology
Security challenges are increasingly prevalent in a multitude of industries, including high-growth sectors such as mobile and content distribution, providing a variety of opportunities for our security technologies and services. This market trend provides us with the opportunity to provide critical technologies, and we are deploying and developing products to enable us to achieve this objective. Through our Cryptography Research Division, we own a portfolio of patented inventions and technology solutions that are needed for creating secure tamper-resistant electronic devices and systems. These patented DPA countermeasures are critical in protecting devices against side channel attacks such as differential power analysis, which involve monitoring the variations in power consumption or electromagnetic emissions of a device. In addition, our hardware-based cores provide a robust hardware-based solution to protect electronics systems from side-channel attacks, counterfeiting, piracy, and other forms of attack.
For DPA countermeasures, our business model is to provide a combination of patent licenses, technology, consulting services (training, evaluation, and design), and test equipment as well as DPA resistant cores and software libraries. We are recognized worldwide for our expertise in this area, and our strategy is to strengthen our offering beyond stand-alone patent licensing. We discovered the existence of SPA and DPA vulnerabilities in the 1990s, and patented the fundamental techniques for preventing against this method of attack. DPA protections are a critical security ingredient in tamper-resistant products, and are important or required for a broad range of applications and devices (including smart cards, mobile devices, FPGAs, government/defense applications, consumer set-top boxes, postage meters and security tokens).
In addition to the DPA countermeasures portfolio, we have developed technologies, expertise, advanced designs, and development tools for building highly secure cryptographic semiconductor cores. We have successfully deployed our semiconductor cores in two primary application areas where effective security is valued and paid for by customers: content protection and anti-counterfeiting. For our content protection cores, our most common business model is to partner with chip manufacturers to integrate our technology, and then license it to downstream customers.
Secure Foundation for Connected Devices
In 2014, we introduced the Rambus CryptoManager™ feature management platform from our Cryptography Research Division. As connected products, including mobile phones and Internet of Things (IoT) devices, have a critical need for security, a robust security system is critical. Robust security starts with the design of the SoC and continues with the manufacturing supply chain. The Rambus CryptoManager™ solution brings revolutionary security improvements to the semiconductor chips and supply chains that enable our mobile world.
The CryptoManager platform provides chip and device companies with an advanced hardware root-of-trust for their SoCs, as well as an Infrastructure Suite for end-to-end security throughout the SoC design and manufacturing process. The CryptoManager platform has been developed with a services-based architecture that enables a secure, two-way communication channel across the manufacturing stages. This fully integrated solution is built on a foundation that simplifies, automates, and reduces costs for global enterprise IT, manufacturing, and operations functions. The platform is designed to support the enablement of in-field provisioning and downstream services, such as media, ticketing and mobile payments.
In addition, as a result of the acquisition of Smart Card Software Ltd. (“Smart Card Software”) in January 2016, we will incorporate Smart Card Software’s advanced mobile payment platform and smart ticketing platform into CRD. Bell ID, one division of Smart Card Software, provides banks, governments and enterprises with the ability to issue and manage credentials on smartphones, smart cards and other connected devices. The Bell ID technology supports all of the leading mobile payment platforms via host card emulation technology. Ecebs, the second division of Smart Card Software, provides smart card solutions to national and local governments, transport operators, banks and system integrators. Ecebs is known for its smart ticketing solutions that is compliant with the ITSO standard in the United Kingdom and is working to expand in the broader European Union.
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
As of December 31, 2015, we had approximately 330 employees in our engineering departments, representing 67% of our total number of approximately 495 employees. None of our employees are covered by collective bargaining agreements. As noted, we believe our future success is dependent on our continued ability to identify, attract, motivate and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees and that our relationship with our employees is good.
A significant number of our scientists and engineers spend all or a portion of their time on research and development. For the years ended December 31, 2015, 2014 and 2013, research and development expenses were $111.1 million, $110.0 million and $118.0 million, respectively, including stock-based compensation of approximately $6.8 million, $7.2 million and $6.6 million, respectively. For the years ended December 31, 2014 and 2013, research and development expenses also included $1.5 million and $8.6 million, respectively, for the accrual of retention bonuses for engineers. There was no accrual for retention bonuses for engineers as of December 31, 2015. Since innovation is critical to our future success, we expect to continue to invest substantial funds in research and development activities. In addition, because our customer agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract revenue.
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
To the extent that alternatives might provide comparable system performance at lower or similar cost to our technologies, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our customers and prospective customers may adopt and promote alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain. In the past, litigation has been and in the future may be required to enforce and protect our intellectual property rights, as well as the substantial investments undertaken to research and develop our innovations and technologies.
Patents and Intellectual Property Protection
We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. As of December 31, 2015, our semiconductor, lighting, security and other technologies are covered by 1,832 U.S. and foreign patents, having expiration dates ranging from 2016 to 2038. Additionally, we have 681 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.

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
Information concerning revenue, results of operations and revenue by geographic area is set forth in Item 6, “Selected Financial Data,” in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 6, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K, all of which are incorporated herein by reference. Information concerning identifiable assets and segment reporting is also set forth in Note 6, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K. Information on customers that comprise 10% or more of our consolidated revenue and risks attendant to our foreign operations is set forth below in Item 1A, “Risk Factors.”

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
Our revenue consists mainly of patent and technology license fees paid for access to our patents, developed technology and development and support services provided to our customers. Our ability to secure and renew the licenses from which our revenues are derived depends on our customers adopting our technology and using it in the products they sell. Once secured, license revenue may be negatively affected by factors within and outside our control, including reductions in our customers’ sales prices, sales volumes, our failure to timely complete engineering deliverables, and the terms of such licenses. In addition, we cannot provide any assurance that we will be successful in renewing existing license agreements on equal or favorable terms or at all. As an example, for the year ended December 31, 2015, our revenue attributable to royalties declined 3.4% from the year ended December 31, 2014. If we do not achieve our revenue goals, our results of operations could decline.
We have traditionally operated in, and may enter other, industries that are highly cyclical and competitive.
Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, tablets, handheld devices, mobile applications, gaming and graphics, high-definition televisions and displays, general lighting, cryptography and data security. The electronics industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers' products and the financial resources of such customers. In particular, DRAM manufacturers, which make up a significant part of our revenue, have suffered material losses and other adverse effects to their businesses, leading to industry consolidation from time-to-time that may result in loss of revenues under our existing license agreements or loss of target customers. As a result of ongoing competition in the industries in which we operate and volatility in various economies around the world, we may achieve a reduced number of licenses or may experience tightening of customers' operating budgets, difficulty or inability of our customers to pay our licensing fees, lengthening of the approval process for new licenses and consolidation among our customers. All of these factors may adversely affect the demand for our technology and may cause us to experience substantial fluctuations in our operating results.
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

To the extent that alternatives might provide comparable system performance at lower or similar cost to our technologies, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our customers and prospective customers may adopt and promote alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain.
In addition, our expansion into new markets subjects us to additional risks. We may have limited or no experience in new products and markets, including our recently announced buffer chip set, our CryptoManager platform and new offerings that will result from our acquisition of Smart Card Software in the mobile credential and smart card solution spaces, and our customers may not adopt our new offerings. These and other new offerings may present new and difficult challenges, which could negatively affect our operating results.

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
We have a high degree of revenue concentration. Our top five customers represented approximately 65% and 62% of our revenues for the years ended December 31, 2015 and 2014, respectively. For both of the years ended December 31, 2015 and 2014, revenues from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue in each year. We extended our license agreement with Samsung in December 2013, and we expect Samsung to continue to account for a significant portion of our licensing revenue. We also entered into settlement agreements with each of SK hynix and Micron (which included Elpida, which Micron had acquired in July 2013) in June 2013 and December 2013, respectively. In June 2015, we also extended our license agreement with SK hynix. As a result of the renewal and such settlements, we expect each of Samsung, SK hynix and Micron to account for a significant portion of our licensing revenue in the future. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
Failures in our products and services or in the products of our customers, including those resulting from security vulnerabilities, defects, bugs or errors, could harm our business.
Our products and services are highly technical and complex, and among our various businesses our products and services are crucial to providing security, payment and other critical functions for our customers’ operations. Our products and services have from time to time contained and may in the future contain undetected errors, bugs defects or other security vulnerabilities. Some errors in our products and services may only be discovered after a product or service has been deployed and used by customers, and may in some cases only be detected under certain circumstances or after extended use. In addition, because the techniques used by hackers to access or sabotage our products and services and other technologies change and evolve frequently and generally are not recognized until launched against a target, we may be unable to anticipate, detect or prevent these techniques and may not address them in our data security technologies. Any errors, bugs, defects or security vulnerabilities discovered in our solutions after commercial release could adversely affect our revenue, our customer relationships and the market's perception of our products and services. We may not be able to correct any errors, bugs, defects, security flaws or vulnerabilities promptly, or at all. Any breaches, defects, errors or vulnerabilities in our products and services could result in:

•
expenditure of significant financial and research and development resources in efforts to analyze, correct, eliminate or work around breaches, errors, bugs or defects or to address and eliminate vulnerabilities;

•	financial liability to customers for breach of certain contract provisions, including indemnification obligations;

•	loss of existing or potential customers;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	negative publicity, which would harm our reputation; and

•	litigation, regulatory inquiries or investigations that would be costly and harm our reputation.
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
We may not be successful in entering into new markets, and our new product offerings, such as our recently announced buffer chip set, our CryptoManager platform and new offerings in the mobile credential and smart card solution spaces, may not be adopted. In addition, once we commercially launch our products, the sales volume of such products in any given period will be difficult to predict.

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
From time to time, we engage in acquisitions, strategic transactions and strategic investments, such as our acquisition of Smart Card Software in January 2016. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, we may discover unidentified issues not discovered in due diligence, and we may be subject to liabilities that either are not covered by indemnification protection we may obtain or become subject to litigation. Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers of the acquired business; minimizing the diversion of management's and other employees’ attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures.
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
For the years ended December 31, 2015 and 2014, revenues received from our international customers constituted approximately 60% and 63%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

To the extent that customer sales are not denominated in U.S. dollars, any royalties which are based on a percentage of the customers' sales that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.
We currently have international business operations in the United Kingdom and the Netherlands, international design operations in Canada, India, Finland and France, and business development operations in Japan, Korea, Singapore and Taiwan. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:

•	hiring, maintaining and managing a workforce and facilities remotely and under various legal systems, including compliance with local labor and employment laws;

•	non-compliance with our code of conduct or other corporate policies;

•	natural disasters, acts of war, terrorism, widespread illness or security breaches;

•	export controls, tariffs, import and licensing restrictions and other trade barriers;

•	profits, if any, earned abroad being subject to local tax laws and not being repatriated to the United States or, if repatriation is possible, limited in amount;

•
adverse tax treatment of revenue from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding, income or other taxes in foreign jurisdictions;

•	unanticipated changes in foreign government laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	lack of protection of our intellectual property and other contract rights by jurisdictions in which we may do business to the same extent as the laws of the United States;

•
potential vulnerability to computer system, internet or other systemic attacks, such as denial of service, viruses or other malware which may be caused by criminals, terrorists or other sophisticated organizations;

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
Our success is dependent upon our ability to identify, attract, compensate, motivate and retain qualified personnel, especially engineers, senior management and other key personnel. We recently have faced retention issues, such as when our employee turnover accelerated after our reduction-in-force efforts in 2012 and 2013 and subsequent voluntary and involuntary separations. We may experience a similar acceleration in employee turnover due to the restructuring and plan of termination instituted in the fourth quarter of 2015. The loss of the services of any key employees could be disruptive to our development efforts or business relationships and could cause our business and operations to suffer.
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
We do not have extensive experience in creating, manufacturing and marketing products, including our recently announced buffer chip set, our CryptoManager platform and new offerings that will result from our acquisition of Smart Card Software in the mobile credential and smart card solution spaces. These and other new offerings may present new and difficult challenges, and we may be subject to claims if customers of these offerings experience failures or other quality issues. In particular, we may experience difficulties with product design, qualification, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new products. Although we intend to design our products to be fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances.

If we fail to introduce products that meet the demand of our customers or penetrate new markets in which we expend significant resources, our revenues will decrease over time and our financial condition could suffer. Additionally, if we concentrate resources on a new market that does not prove profitable or sustainable, it could damage our reputation and limit our growth, and our financial condition could decline.

We rely on a number of third-party providers for data center hosting facilities, equipment, maintenance and other services, and the loss of, or problems with, one or more of these providers may impede our growth or cause us to lose customers.

We rely on third-party providers to supply data center hosting facilities, equipment, maintenance and other services in order to provide some of our services, including in our offerings of our advanced mobile payment platform and smart ticketing platform, and have entered into various agreements for such services. The continuous availability of our service depends on the operations of those facilities, on a variety of network service providers and on third-party vendors. In addition, we depend on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, cyber-attacks and similar events. If there are any lapses of service or damage to a facility, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, our business could be harmed. Any interruptions or delays in our service, whether as a result of third-party error, our own error, natural disasters, criminal acts, security breaches or other causes, whether accidental or willful, could harm our relationships with customers, harm our reputation and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause us to lose customers, any of which could materially adversely affect our business.

We rely on third parties for a variety of services, including manufacturing, and these third parties’ failure to perform these services adequately could materially and adversely affect our business.

We rely on third parties for a variety of services, including our manufacturing supply chain partners and third parties within our sales and distribution channels. Certain of these third parties are, and may be, our sole manufacturer or sole source of production materials. If we fail to manage our relationship with these manufacturers and suppliers effectively, or if they experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in any of our manufacturers and suppliers’ financial or business condition could disrupt our ability to supply quality products to our customers. If we are required to change our manufacturers, we may lose revenue, incur increased costs and damage our end-customer relationships. In addition, qualifying a new manufacturer and commencing production can be an expensive and lengthy process. If our third party manufacturers or suppliers are unable to provide us with adequate supplies of high-quality products for any other reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected. In the event these and other third parties we rely on fail to provide their services adequately, including as a result of errors in their systems or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected. In addition, our orders may represent a relatively small percentage of the overall orders received by our manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority in the event our manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. If our manufacturers are unable to provide us with adequate supplies of high-quality products, or if we or our manufacturers are unable to obtain adequate quantities of components, it could cause a delay in our order fulfillment, in which case our business, operating results and financial condition could be adversely affected.

Warranty and product liability claims brought against us could cause us to incur significant costs and adversely affect our operating results as well as our reputation and relationships with customers.

We may from time to time be subject to warranty and product liability claims with regard to product performance and our services. We could incur losses as a result of warranty, support, repair or replacement costs in response to customer complaints or in connection with the resolution of contemplated or actual legal proceedings relating to such claims. In addition to potential losses arising from claims and related legal proceedings, warranty and product liability claims could affect our reputation and our relationship with customers.

Any failure in our delivery of high-quality technical support services may adversely affect our relationships with our customers and our financial results.

Our customers depend on our support organization to resolve technical issues and provide ongoing maintenance relating to our products and services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our offerings and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers, and our business, operating results and financial position.

Certain software that we use in certain of our products is licensed from third parties and, for that reason, may not be available to us in the future, which has the potential to delay product development and production or cause us to incur additional expense, which could materially adversely affect our business, financial condition, operating results and cash flow.

Some of our products and services contain software licensed from third parties. Some of these licenses may not be available to us in the future on terms that are acceptable to us or allow our products to remain competitive. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future offerings or the enhancement of existing products and services. We may also choose to pay a premium price for such a license in certain circumstances where continuity of the licensed product would outweigh the premium cost of the license. The unavailability of these licenses or the necessity of agreeing to commercially unreasonable terms for such licenses could materially adversely affect our business, financial condition, operating results and cash flow.

Certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.

We use open source software in our services, including our advanced mobile payment platform and smart ticketing platform, and we intend to continue to use open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products or alleging that these companies have violated the terms of an open source license. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or alleging that we have violated the terms of an open source license. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our solutions. In addition, if we were to combine our proprietary software solutions with open source software in certain manners, we could, under certain open source licenses, be required to publicly release the source code of our proprietary software solutions. If we inappropriately use open source software, we may be required to re-engineer our solutions, discontinue the sale of our solutions, release the source code of our proprietary software to the public at no cost or take other remedial actions. There is a risk that open source licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions, which could adversely affect our business, operating results and financial condition.

Our business and operating results could be harmed if we undertake any restructuring activities.
From time to time, we may undertake restructurings of our business, such as the restructuring and plan of termination that we undertook in the fourth quarter of 2015. There are several factors that could cause restructurings to have adverse effects on our business, financial condition and results of operations. These include potential disruption of our operations, the development of our technology, the deliveries to our customers and other aspects of our business. Loss of sales, service and engineering talent, in particular, could damage our business. Any restructuring would require substantial management time and attention and may divert management from other important work. Employee reductions or other restructuring activities also would cause us to incur restructuring and related expenses such as severance expenses. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

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
Furthermore, recent patent reform legislation, such as the Leahy-Smith America Invents Act, could increase the uncertainties and costs surrounding the prosecution of any patent applications and the enforcement or defense of our licensed patents. The federal courts, the USPTO, the Federal Trade Commission, and the U.S. International Trade Commission have also recently taken certain actions and issued rulings that have been viewed as unfavorable to patentees. While we cannot predict what form any new patent reform laws or regulations may ultimately take, or what impact recent or future reforms may have on our business, any laws or regulations that restrict or negatively impact our ability to enforce our patent rights against third parties could have a material adverse effect on our business.
In addition, our patents will continue to expire according to their terms, with expiration dates ranging from 2016 to 2038. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.
Our inability to protect and own the intellectual property we create would cause our business to suffer.
We rely primarily on a combination of license, development and nondisclosure agreements, trademark, trade secret and copyright law and contractual provisions to protect our non-patentable intellectual property rights. If we fail to protect these intellectual property rights, our customers and others may seek to use our technology without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in part on the use of our intellectual property in the products of third party manufacturers, and our ability to enforce intellectual property rights against them to obtain appropriate compensation. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, if we fail to do so, our business will suffer.

Effective protection of trademarks, copyrights, domain names, patent rights, and other intellectual property rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights. The efforts we have taken to protect our intellectual property rights may not be sufficient or effective. Our intellectual property rights may be infringed, misappropriated, or challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. In addition, the laws or practices of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could have a material and adverse effect on our business.

Third parties may claim that our products or services infringe on their intellectual property rights, exposing us to litigation that, regardless of merit, may be costly to defend.

Our success and ability to compete are also dependent upon our ability to operate without infringing upon the patent, trademark and other intellectual property rights of others. Third parties may claim that our current or future products or services infringe upon their intellectual property rights. Any such claim, with or without merit, could be time consuming, divert management’s attention from our business operations and result in significant expenses. We cannot assure you that we would be successful in defending against any such claims. In addition, parties making these claims may be able to obtain injunctive or other equitable relief affecting our ability to license the products that incorporate the challenged intellectual property. As a result of such claims, we may be required to obtain licenses from third parties, develop alternative technology or redesign our products. We cannot be sure that such licenses would be available on terms acceptable to us, if at all. If a successful claim is made against us and we are unable to develop or license alternative technology, our business, financial condition, operating results and cash flows could be materially adversely affected.

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
In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. While we generally do not indemnify our customers, some of our license agreements provide indemnities, and some require us to provide technical support and information to a customer that is involved in litigation involving use of our technology. In addition, we may be exposed to indemnification obligations, risks and liabilities that were unknown at the time of acquisitions, including with respect to our acquisition of Smart Card Software, and we may agree to indemnify others in the future. Any of these indemnification and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our customers, a customer's development, marketing and sales of licensed semiconductors, lighting, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition as a result of lower or no royalty payments.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2015, we occupied offices in the leased facilities described below:

Number of Offices Under Lease	Location	Primary Use
6	United States
	Sunnyvale, CA (Corporate Headquarters)	Executive and administrative offices, research and development, sales and marketing and service functions
	Chapel Hill, NC	Research and development
	Brecksville, OH (2)	Research and development, prototyping and light manufacturing facility
	San Francisco, CA	Research and development
	Richardson, TX	Research and development
1	Bangalore, India	Administrative offices, research and development and service functions
1	Tokyo, Japan	Business development
1	Seoul, Korea	Business development
1	Taipei, Taiwan	Business development
1	Paris, France	Research and development
1	Newmarket, Canada	Research and development
1	Espoo, Finland	Research and development

Item 3.	Legal Proceedings
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

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
	High	Low	High	Low
First Quarter	$12.88	$10.01	$11.00	$8.38
Second Quarter	$15.49	$12.44	$14.82	$10.74
Third Quarter	$14.80	$10.36	$14.77	$11.27
Fourth Quarter	$14.07	$9.86	$12.55	$9.87
The graph below compares the cumulative 5-year total return of holders of Rambus Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2010 to December 31, 2015.

Fiscal years ending:

	12/10	12/11	12/12	12/13	12/14	12/15
Rambus Inc.	100.00	36.87	23.78	46.24	54.15	56.59
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
RDG Semiconductor Composite	100.00	97.51	99.00	132.42	166.28	151.75
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.
As of January 29, 2016, there were 534 holders of record of our common stock. Since many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
We have never paid or declared any cash dividends on our common stock or other securities.
Share Repurchase Program
On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan. After giving effect to the accelerated share repurchase program detailed in the table below, we had remaining authorization to repurchase approximately 12.2 million shares.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs	Total Paid (1)

10/1/2015 - 10/31/15	7,812,500	$10.24	7,812,500	12,187,500	$100,000,000
Total	7,812,500		7,812,500		$100,000,000

(1) In the fourth quarter of 2015, we entered into an accelerated share repurchase program to repurchase an aggregate of $100.0 million of our common stock and received an initial delivery of 7.8 million shares which were retired and recorded as a $80.0 million reduction to stockholders' equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The number of shares to be ultimately purchased by us will be determined based on the volume weighted average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. The program is expected to be completed by June 2016. See Note 13, “Stockholders' Equity,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

Item 6.	Selected Financial Data
The following selected consolidated financial data for and as of the years ended December 31, 2015, 2014, 2013, 2012 and 2011 was derived from our consolidated financial statements. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and

Item 8, “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Years Ended December 31,
	2015 (2) (3) (4)	2014 (2)	2013 (1) (2)	2012 (1)	2011 (2)
	(In thousands, except per share amounts)
Total revenue	$296,278	$296,558	$271,501	$234,051	$312,363
Net income (loss)	$211,388	$26,201	$(33,748)	$(134,336)	$(43,053)
Net income (loss) per share:
Basic	$1.84	$0.23	$(0.30)	$(1.21)	$(0.39)
Diluted	$1.80	$0.22	$(0.30)	$(1.21)	$(0.39)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$287,706	$300,109	$387,662	$203,330	$289,456
Total assets	$719,504	$588,279	$713,379	$587,812	$693,654
Convertible notes	$120,901	$115,089	$273,676	$147,556	$133,493
Stockholders’ equity	$526,533	$391,622	$340,229	$321,594	$429,794
______________________________________

(1)	The net loss for the years ended December 31, 2013 and 2012 included $17.8 million and $35.5 million, respectively, of impairment of goodwill and long-lived assets.

(2)
The net income (loss) for the years ended December 31, 2015, 2014, 2013 and 2011 included $2.0 million, $2.0 million, $0.5 million and $6.2 million, respectively, of gain from settlement which was reflected as a reduction of operating costs and expenses.

(3)	The net income for the year ended December 31, 2015 included $174.5 million related to the reversal of the deferred tax asset valuation allowance.

(4)	Stockholders' equity includes $100.0 million paid under the accelerated share repurchase program as well as the $174.5 million net impact of the reversal of the deferred tax asset valuation allowance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements, including, without limitation, our expectations and statements regarding our outlook and future revenues, expenses, results of operations, liquidity, plans, strategies and objectives of management and any assumptions underlying any of the foregoing. Our actual results may differ significantly from those projected in the forward-looking statements. Our forward-looking statements and factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the section titled “Note Regarding Forward-Looking Statements” and “Risk Factors” of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update the forward-looking statements or our risk factors for any reason.
Business Overview
Rambus creates cutting-edge semiconductor and IP products, spanning memory and interfaces to security, smart sensors and lighting. Our chips, customizable IP cores, architecture licenses, tools, services, software, training and innovations improve the competitive advantage of our customers. We collaborate with the industry, partnering with leading ASIC and SoC designers, foundries, IP developers, EDA companies and validation labs. Our products are integrated into tens of billions of devices and systems, powering and securing diverse applications, including Big Data, Internet of Things (IoT), mobile, consumer and media platforms. We generate revenue by licensing our inventions and solutions, selling our semiconductor products and providing services to market-leading companies.

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
We have four operational units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research Division, or CRD, which focuses on the design, development and licensing of technologies for chip and system security, anti-counterfeiting, smart ticketing and mobile payments; (3) ESD, which includes our computational sensing and imaging group along with our development efforts in the area of emerging technologies; and (4) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting. As of December 31, 2015, MID and CRD were considered reportable segments as they met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.” For additional information concerning segment reporting, see Note 6, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.
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
As of December 31, 2015, our semiconductor, lighting, security and other technologies are covered by 1,832 U.S. and foreign patents. Additionally, we have 681 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
Our inventions and technology solutions are offered to our customers through either a patent license, a technology license or a software license. Today, a majority of our revenues are derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer's own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods of up to ten years. Leading consumer product, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, GE, IBM, Intel, LSI, Micron, Nanya, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics and Toshiba have licensed our patents for use in their own products. The majority of our intellectual property in MID was developed in-house and we have expanded our business strategy of monetizing our MID intellectual property to include the sale of select intellectual property. As any sales executed under this expanded strategy represent a component of our ongoing major or central operations and activities, we will record the related proceeds as revenue.
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

The remainder of our revenue is contract services revenue which includes license fees and engineering services fees, although we expect the acquisition of Smart Card Software to be accretive to revenue within the first twelve months. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period.
We intend to continue making significant expenditures associated with engineering, sales, general and administration and expect that these costs and expenses will continue to be a significant percentage of revenue in future periods. Whether such expenses increase or decrease as a percentage of revenue will be substantially dependent upon the rate at which our revenue or expenses change.
Executive Summary
During 2015, we signed and renewed key license agreements with IBM, Renesas, SK hynix and Toshiba. We also revealed our Smart Data Acceleration research program which improves data center performance. Additionally, we initiated a $100 million accelerated share repurchase program. Furthermore, we introduced the R+ DDR4 server memory chipset, RCD26, for RDIMMs and LRDIMMs.
Engineering expenses continues to play a key role in our efforts to maintain product innovations. Our engineering expenses for the year ended December 31, 2015 increased $4.4 million as compared to 2014 primarily due to increased expenses related to software design tools of $3.5 million, increased headcount related expenses of $2.1 million, increased bonus accrual expense of $1.5 million and increased cost of sales associated with increased sales of light guides and security products and engineering services of $1.5 million, offset by decreased accrual of retention bonuses of $1.5 million, decreased amortization costs of $1.5 million and decreased equipment and software maintenance costs of $0.7 million.
Sales, general and administrative expenses for the year ended December 31, 2015 decreased $4.2 million as compared to 2014 primarily due to decreased consulting costs of $3.1 million, decreased depreciation expense of $1.3 million, decreased software and equipment maintenance costs of $0.9 million and decreased litigation costs of $0.5 million, offset by increased headcount related expenses of $0.9 million and increased stock-based compensation expense of $0.8 million.
Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, the use and adoption of our inventions or technologies and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration, with our top five customers representing approximately 65%, 62% and 62% of our revenue for the years ended December 31, 2015, 2014 and 2013, respectively. As a result of renewing with Samsung in 2013 and settling with SK hynix and Micron in 2013, as well as extending our license agreement with SK hynix in June 2015, Samsung, SK hynix and Micron are expected to account for a significant portion of our ongoing licensing revenue. For both of the years ended December 31, 2015 and 2014, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For the year ended December 31, 2013, revenue from Samsung accounted for 10% or more of our total revenue in each year.
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
Global demand for effective security technologies continues to increase. In particular, highly integrated devices such as smart phones and tablets are increasingly used for applications requiring security such as mobile payments, content protection, corporate information and user data. Our CRD is primarily focused on positioning its DPA countermeasures, CryptoFirewall™ and CryptoManager™ technology solutions, and the introduction of mobile payments and smart ticketing solutions to our offerings to capitalize on these trends and growing adoption among technology partners and customers.
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
The strategy of the LDT group focuses on providing the market with novel, patented light guide technologies and products to customers who are leading the transition to solid-state LED-based general lighting fixtures.
In 2013, we sold a set of patent assets related to our core display patents where the purchaser of the patents can proceed independently with a licensing program. We have a net proceeds-sharing program in place with the purchaser of the patents upon their licensing of these patent assets. We retain the rights to use certain application techniques and may selectively engage with customers to license our intellectual property and technology for use and applications as permitted under our agreement, including without limitation, display panel and designs.
During the third quarter of 2015 we announced that we are in technical development of the buffer chipset which we are currently sampling to key potential customers and critical ecosystem partners. We are currently working to make the chipset commercially available, but we do not expect any material contribution to revenue from the chipset through 2016.
Our revenue from companies headquartered outside of the United States accounted for approximately 60%, 63% and 70% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk.
For additional information concerning international revenue, see Note 6, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.
Engineering costs in the aggregate and as a percentage of revenue increased during the year ended December 31, 2015 as compared to the prior year. In the near term, we expect engineering costs in the aggregate to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies, including the acquisition of Smart Card Software in January 2016.
Sales, general and administrative expenses in the aggregate and as a percentage of revenue decreased during the year ended December 31, 2015 as compared to the prior year. In the past, our litigation expenses have been high and difficult to predict. Because we successfully negotiated settlements and license agreements with SK hynix, Micron and Nanya during the course of 2013 and 2014, we have settled all outstanding litigation and should no longer have material litigation expenses related to these specific matters. In the near term, we expect our sales, general and administrative costs in the aggregate to be higher due to the acquisition of Smart Card Software. To the extent litigation is again necessary, our expectations on the amount and timing of any future general and administrative costs is uncertain.
Our continued investment in research and development projects, involvement in any future litigation or other legal proceedings and any lower revenue from our customers in the future, will negatively affect our cash from operations.
As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth. On January 25, 2016, we acquired Smart Card Software Ltd., a privately held company who is a leader in mobile payments and a leading supplier of smart ticketing systems, which includes Bell Identification Ltd. and Ecebs Ltd. through the purchase of all outstanding shares of Smart Card Software Ltd., for approximately $93 million in cash.

To provide us with more flexibility in returning capital back to our shareholders, on January 21, 2015, our Board authorized a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. In the fourth quarter of 2015, we entered into an accelerated share repurchase program to repurchase an aggregate of $100.0 million of our common stock and received an initial delivery of 7.8 million shares. We may continue to tactically execute the share repurchase program from time to time.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2015	2014	2013
Revenue:
Royalties	88.6%	91.6%	97.3%
Contract and other revenue	11.4%	8.4%	2.7%
Total revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	15.3%	14.1%	12.2%
Research and development*	37.5%	37.1%	43.5%
Sales, general and administrative*	23.8%	25.2%	28.2%
Restructuring charges	1.2%	0.0%	2.0%
Impairment of goodwill and long-lived assets	—%	—%	6.5%
Gain from sale of intellectual property	(1.2)%	(1.2)%	(0.5)%
Gain from settlement	(0.7)%	(0.6)%	(0.2)%
Total operating costs and expenses	75.9%	74.6%	91.7%
Operating income	24.1%	25.4%	8.3%
Interest income and other income, net	0.3%	(0.1)%	(0.6)%
Interest expense	(4.2)%	(8.4)%	(12.1)%
Interest and other income (expense), net	(3.9)%	(8.5)%	(12.7)%
Income (loss) before income taxes	20.2%	16.9%	(4.4)%
Provision for (benefit from) income taxes	(51.0)%	8.1%	8.0%
Net income (loss)	71.2%	8.8%	(12.4)%
______________________________________

* Includes stock-based compensation:
Cost of revenue	0.0%	0.0%	0.0%
Research and development	2.3%	2.4%	2.4%
Sales, general and administrative	2.8%	2.5%	3.1%
Segment Results
Revenue from the MID reportable segment decreased approximately $4.3 million to $222.0 million for the year ended December 31, 2015 from $226.3 million for the year ended December 31, 2014. The decrease was primarily due to lower royalty revenue from AMD, Nanya, NVIDIA, Renesas and STMicroelectronics, offset by higher royalty revenue from IBM and SK hynix.
Segment operating income from the MID reportable segment decreased approximately $11.3 million to $174.2 million for the year ended December 31, 2015 from $185.5 million for the year ended December 31, 2014. The decrease was primarily due to decrease in revenue as discussed above and increased expenses related to software design tools and increased prototyping costs.
Revenue from the CRD reportable segment increased approximately $1.2 million to $50.5 million for the year ended December 31, 2015 from $49.3 million for the year ended December 31, 2014. The increase was primarily due to higher revenue from security products, offset by lower royalty revenue from Qualcomm, STMicroelectronics and a smartphone and tablet manufacturer.

Segment operating income from the CRD reportable segment remained relatively flat at $21.4 million for the year ended December 31, 2015 as compared to $21.7 million for the year ended December 31, 2014.
Revenue from the Other segment increased approximately $2.9 million to $23.8 million for the year ended December 31, 2015 from $20.9 million for the year ended December 31, 2014. The increase was primarily due to increased lighting technology development projects and sales of light guides.
Segment operating loss from the Other segment decreased approximately $4.9 million to $8.3 million for the year ended December 31, 2015 from $13.2 million for the year ended December 31, 2014. The decrease was primarily due to increase in revenue as discussed above and lower prototyping costs.
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

	Years Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	Change	Change
	(Dollars in millions)
Total Revenue
Royalties	$262.4	$271.5	$264.1	(3.4)%	2.8%
Contract and other revenue	33.9	25.1	7.4	35.3%	NM*
Total revenue	$296.3	$296.6	$271.5	(0.1)%	9.2%
______________________________________

*	NM — percentage is not meaningful

Royalty Revenue
Patent Licenses
Our patent royalties decreased approximately $12.0 million to $248.9 million for the year ended December 31, 2015 from $260.9 million for the same period in 2014. The decrease in 2015 was primarily due to lower royalty revenue recognized from AMD, NVIDIA, Renesas, STMicroelectronics and a smartphone and tablet manufacturer, offset by higher royalty revenue from IBM and SK hynix. Of the $248.9 million patent royalties for the year ended December 31, 2015, $86.0 million is related to royalty revenue from settlement of past legal proceedings with SK hynix and Micron.
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
Technology Licenses
Royalties from technology licenses increased approximately $2.9 million to $13.5 million for the year ended December 31, 2015 from $10.6 million for the same period in 2014. The increase was primarily due to higher royalties from security and lighting technology license revenue, offset by lower royalties from XDR™ DRAM associated with decreased shipments of the Sony PlayStation®3 product.
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

Royalty Revenue by Reportable Segment

Royalty revenue from the MID reportable segment, which includes patent and technology license royalties, decreased approximately $5.8 million to $217.7 million for the year ended December 31, 2015 from $223.5 million for the year ended December 31, 2014. The decrease was primarily due to lower royalty revenue from AMD, Nanya, NVIDIA, Renesas and STMicroelectronics, offset by higher royalty revenue from IBM and SK hynix.
Royalty revenue from the CRD reportable segment, which includes patent and technology license royalties, decreased approximately $4.3 million to $41.4 million for the year ended December 31, 2015 from $45.7 million for the year ended December 31, 2014. The decrease was primarily due to lower royalty revenue from Qualcomm, STMicroelectronics and a smartphone and tablet manufacturer.
Royalty revenue from the Other segment increased $1.0 million to $3.3 million for the year ended December 31, 2015 from $2.3 million for the year ended December 31, 2014. The increase was due to increased royalties from technology licenses associated with increased shipments of lighting products.
Royalty revenue from the MID reportable segment decreased approximately $8.2 million to $223.5 million for the year ended December 31, 2014 from $231.7 million for the year ended December 31, 2013. The decrease was primarily due to lower royalty revenue from Samsung, NVIDIA and XDR™ DRAM associated with decreased shipments of the Sony PlayStation®3 product. The decreased revenue was partially offset by revenue from license agreements signed with SK hynix, Micron, Nanya and Qualcomm.
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
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development, sale of security and lighting products as well as sale of selected intellectual property developed by our MID business unit. Contract and other revenue increased approximately $8.8 million to $33.8 million for the year ended December 31, 2015 from $25.0 million for the year ended December 31, 2014. The increase was primarily due to increased revenue from security technology development projects and products as well as lighting technology development projects and sales of light guides, offset by lower revenue from the sale of selected intellectual property.
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
Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment increased approximately $1.4 million to $4.3 million for the year ended December 31, 2015 from $2.9 million for the year ended December 31, 2014, primarily due to new technology development contracts in 2015. Contract and other revenue from the CRD reportable segment increased approximately $5.5 million to $9.1 million for the year ended December 31, 2015 from $3.6 million for the year ended December 31, 2014, primarily due to higher revenue from security products. Contract and other revenue from the Other segment increased approximately $1.9 million to $20.5 million for the year ended December 31, 2015 from $18.6 million for the year ended December 31, 2014, primarily due to increased lighting technology development projects and sales of light guides.
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
Engineering costs:

	Years Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	Change	Change
	(Dollars in millions)
Engineering costs
Cost of revenue	$22.7	$19.1	$7.3	19.0%	NM*
Amortization of intangible assets	22.6	22.9	25.9	(1.1)%	(11.8)%
Total cost of revenue	45.3	42.0	33.2	8.1%	26.3%
Research and development	104.3	102.8	111.4	1.5%	(7.7)%
Stock-based compensation	6.8	7.2	6.6	(6.3)%	9.4%
Total research and development	111.1	110.0	118.0	1.0%	(6.7)%
Total engineering costs	$156.4	$152.0	$151.2	2.9%	0.5%
______________________________________

*	NM — percentage is not meaningful
Engineering costs are allocated between cost of revenue and research and development expenses. Cost of revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services, costs of security and lighting products sold as well as amortization expense related to various acquired intellectual property for patent licensing. The balance of engineering costs, incurred for the development of applicable technologies, is charged to research and development. In a given period, the allocation of engineering costs between these two components is a function of the timing of the development and implementation schedules of individual customer contracts.
For the year ended December 31, 2015 as compared to the same period in 2014, total engineering costs increased 2.9% primarily due to increased expenses related to software design tools of $3.5 million, increased headcount related expenses of $2.1 million, increased bonus accrual expense of $1.5 million and increased cost of sales associated with increased sales of light guides and security products and engineering services of $1.5 million, offset by decreased accrual of retention bonuses of $1.5 million, decreased amortization costs of $1.5 million and decreased equipment and software maintenance costs of $0.7 million.
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
In the near term, we expect engineering costs to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies, including costs related to the acquisition of Smart Card Software.
Sales, general and administrative costs:

	Years Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	Change	Change
	(Dollars in millions)
Sales, general and administrative costs
Sales, general and administrative costs	$62.0	$66.5	$70.7	(6.7)%	(6.0)%
Litigation expense	0.3	0.8	(2.6)	(67.3)%	NM*
Stock-based compensation	8.3	7.5	8.3	10.7%	(10.7)%
Total sales, general and administrative costs	$70.6	$74.8	$76.4	(5.6)%	(2.2)%
______________________________________

*	NM — percentage is not meaningful
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
For the year ended December 31, 2015 as compared to 2014, total sales, general and administrative costs decreased 5.6% primarily due to decreased consulting costs of $3.1 million, decreased depreciation expense of $1.3 million, decreased software and equipment maintenance costs of $0.9 million and decreased litigation costs of $0.5 million, offset by increased headcount related expenses of $0.9 million and increased stock-based compensation expense of $0.8 million.
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
In the future, sales, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative costs to be higher due to the acquisition of Smart Card Software.

Restructuring charges:

	Years Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	Change	Change
	(Dollars in millions)
Restructuring charges	$3.6	$0.0	$5.5	NM*	(99.3)%
______________________________________

*	NM — percentage is not meaningful
During 2015, we initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on sales, general and administrative programs and refining some of our research and development efforts. As a result of the restructuring program, we recorded a charge of $3.6 million during 2015 related primarily to the reduction in workforce.
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
Refer to Note 15, “Restructuring Charges,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Impairment of goodwill and long-lived assets:

	Years Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	Change	Change
	(Dollars in millions)
Impairment of goodwill and long-lived assets	$—	$—	$17.8	0.0%	(100.0)%
During 2015 and 2014, we did not record a charge for the impairment of long-lived assets or goodwill.
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
Refer to Note 5 “Intangible Assets and Goodwill,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Gain from sale of intellectual property:

	Years Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	Change	Change
	(Dollars in millions)
Gain from sale of intellectual property	$3.7	$3.5	$1.4	4.4%	NM*
______________________________________

*	NM — percentage is not meaningful
During 2013, we sold portfolios of our patent assets covering lighting technologies. As part of these transactions, we received an initial upfront payment and expect to receive subsequent payments when the purchaser of the patents is successful in licensing that portfolio. During 2015 and 2014, we received $3.7 million and $3.4 million, respectively, from the purchaser of the patents related to this transaction which was recorded as gain from sale of intellectual property.
During 2014, we sold portfolios of our patent assets covering wireless and other technologies.

Gain from settlement:

	Years Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	Change	Change
	(Dollars in millions)
Gain from settlement	$2.0	$2.0	$0.5	0.0%	NM*
______________________________________

*	NM — percentage is not meaningful
The settlements with SK hynix and Micron are multiple element arrangements for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with SK hynix and the settlement with Micron which included a third party valuation using an income approach (the “SK hynix Fair Value” and "Micron Fair Value", respectively). The total gain from settlement related to the settlements with SK hynix and Micron was $1.9 million and $3.3 million, respectively. During the years ended December 31, 2015 and 2014, we recognized $2.0 million as gain from settlement in each year, which represents the portion of the SK hynix Fair Value and Micron Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlements. Refer to Note 18, “Agreements with SK hynix and Micron,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Interest and other income (expense), net:

	Years Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	Change	Change
	(Dollars in millions)
Interest income and other income (expense), net	$1.2	$(0.3)	$(1.6)	NM*	(82.7)%
Interest expense	(12.4)	(24.8)	(32.9)	(50.0)%	(24.5)%
Interest and other income (expense), net	$(11.2)	$(25.1)	$(34.5)	(55.4)%	(27.2)%
______________________________________

*	NM — percentage is not meaningful
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
Interest expense consists of interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities and non-cash interest expense related to the amortization of the debt discount and issuance costs on the 5% convertible senior notes due 2014 (the “2014 Notes”) and the 1.125% convertible senior notes due 2018 (the “2018 Notes”), as well as the coupon interest related to these notes. Interest expense decreased in 2015 as compared to the same period in 2014 primarily due to the repayment of the 2014 Notes in the second quarter of 2014. Interest expense decreased in 2014 as compared to the same period in 2013 primarily due to the repayment of the 2014 Notes in second quarter of 2014. For the years ended December 31, 2015, 2014 and 2013, we recognized $4.5 million, $4.5 million and $4.4 million, respectively, of interest expense in connection with the imputed financing obligations in our statements of operations. We expect our non-cash interest expense to increase steadily as the notes reach maturity. See Note 10, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.

Provision for (benefit from) income taxes:

	Years Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	Change	Change
	(Dollars in millions)
Provision for (benefit from) income taxes	$(151.2)	$24.0	$21.7	NM*	10.7%
Effective tax rate	(251.0)%	47.9%	(180.8)%
______________________________________

*	NM — percentage is not meaningful
Our effective tax rates for the year ended December 31, 2015 was different from the U.S. statutory tax primarily due to the release of the valuation allowance on our U.S. federal and state deferred tax assets, offset by federal, state, and foreign taxes. Our effective tax rates for the years ended December 31, 2014 and 2013 were different from the U.S. statutory tax rate primarily due to the valuation allowance on our U.S. deferred tax assets and foreign withholding and income taxes.

We recorded a benefit from income taxes of $151.2 million for the year ended December 31, 2015, which was primarily comprised of tax benefit from the release of the valuation allowance on deferred taxes offset by federal state and foreign taxes. For the year ended December 31, 2015, we paid withholding taxes of $20.4 million. We recorded a provision for income taxes of $24.0 million for the year ended December 31, 2014, which was primarily comprised of withholding taxes, other foreign taxes and current state taxes. For the year ended December 31, 2014, we paid withholding taxes of $19.4 million. We recorded a provision for income taxes of $21.7 million for the year ended December 31, 2013, which was primarily comprised of withholding taxes, other foreign taxes and current state taxes. For the year ended December 31, 2013, we paid withholding taxes of $19.3 million.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We evaluated the realizability of our net deferred tax assets based on all available evidence, both positive and negative, in determining that it was appropriate to release the valuation allowance for our U.S. federal and other state deferred tax assets of $174.5 million during the third quarter of 2015 in accordance with FASB ASC 740-10-30-16 to 25.
We emerged from a cumulative loss position over the previous three years during the first quarter of 2015. The cumulative three-year pre-tax income is considered positive evidence which is objective and verifiable, and thus, received significant weighting. The continued stability in our operations along with the increased visibility into the adoption of our security technology in the third quarter of 2015 provided additional evidence to our belief that we will generate sufficient taxable income in the future. Additional positive evidence considered by us in our assessment included a lack of unused operating loss carryforwards in our history as well as anticipated future benefits from our cost management. Negative evidence we considered included economic uncertainties such as volatility of the semiconductor industry and uncertainties associated with the development of new products that could impact our ability to generate a sustained level of future profits.
Upon considering the relative impact of all evidence during the third quarter of 2015, both negative and positive, and the weight accorded to each, we concluded that it was more likely than not that our deferred tax assets would be realizable with the exception of primarily our California deferred tax assets that have not met the “more likely than not” realization threshold criteria. As a result, we released the related valuation allowance against such deferred tax assets which is included as a component of the benefit from income taxes in the accompanying consolidated statement of operations. We continue to maintain a deferred tax asset valuation allowance of $20.7 million as of December 31, 2015.

Liquidity and Capital Resources

	December 31, 2015	December 31, 2014
	(In millions)
Cash and cash equivalents	$143.8	$154.1
Marketable securities	143.9	146.0
Total cash, cash equivalents, and marketable securities	$287.7	$300.1

	Years Ended December 31,
	2015	2014	2013
	(In millions)
Net cash provided by operating activities	$76.4	$76.5	$51.0
Net cash provided by (used in) investing activities	$1.1	$(97.9)	$(2.3)
Net cash provided by (used in) financing activities	$(87.8)	$(163.0)	$141.1
Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, substantially all of our cash and cash equivalents are in the United States. Our cash needs for the year ended December 31, 2015 were funded primarily from cash collected from our customers.
We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive gain (loss) for a sufficient period of time to allow for recovery of the principal amounts invested. Additionally, we have no significant exposure to European sovereign debt. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies.

As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth. On January 25, 2016, the Company acquired Smart Card Software, a privately held company who is a leader in mobile payments and a leading supplier of smart ticketing systems, which includes Bell Identification Ltd. and Ecebs Ltd. through the purchase of all outstanding shares of Smart Card Software for approximately $93 million in cash.

On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan.

On October 26, 2015, we initiated an accelerated share repurchase program with Citibank, N.A. The accelerated share repurchase program is part of the broader share repurchase program previously authorized by our Board on January 21, 2015. Under the accelerated share repurchase program, we pre-paid to Citibank, N.A., the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 7.8 million shares of our common stock from Citibank, N.A, which were retired and recorded as a $80.0 million reduction to stockholders' equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The number of shares to be ultimately purchased by us will be determined based on the volume weighted average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. The program is expected to be completed by June 2016.

As of December 31, 2015, there remained an outstanding authorization to repurchase approximately 12.2 million shares of our outstanding common stock under the current share repurchase program.

We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the year ended December 31, 2015, the cumulative price of $54.2 million was recorded as an increase to accumulated deficit. See “Share Repurchase Program” below.

Operating Activities
Cash provided by operating activities of $76.4 million for the year ended December 31, 2015 was primarily attributable to the cash generated from customer licensing. Additionally, there was a non-cash deferred tax adjustment to reconcile net income to net cash provided by operating activities due to the release of the valuation allowance on our U.S. deferred tax assets of approximately $174.5 million during the third quarter of 2015. Changes in operating assets and liabilities for the year ended December 31, 2015 primarily included an increase in accounts receivable arising from a renewal of a license agreement with a technology licensing customer in the fourth quarter of 2015, an increase in prepaids and other current assets, and decrease in accrued salaries and benefits and other liabilities.

Cash provided by operating activities of $76.5 million for the year ended December 31, 2014 was primarily attributable to the cash generated from customer licensing. Changes in operating assets and liabilities for the year ended December 31, 2014 primarily included a decrease in accrued salaries and benefits and other accrued liabilities primarily due to the payment of retention bonuses and an increase in accounts receivable, offset by increases in income taxes payable and deferred revenue.
Cash provided by operating activities of $51.0 million for the year ended December 31, 2013 was primarily attributable to cash generated from customer licensing. Changes in operating assets and liabilities for the year ended December 31, 2013 primarily included decreases in accrued litigation expenses primarily due to the one-time reversal of accrued SK hynix and Micron related litigation costs and accrued salaries and benefits and other accrued liabilities primarily due to the payment of retention bonuses, offset by decreases in prepaid expenses and other assets.
Investing Activities
Cash provided by investing activities of $1.1 million for the year ended December 31, 2015 primarily consisted of proceeds from the maturities and sales of available-for-sale marketable securities of $112.7 million and $48.4 million, respectively. This was partially offset by cash paid for purchases of available-for-sale marketable securities of $157.8 million and $6.1 million paid to acquire property, plant and equipment. In addition, we received $3.9 million from the sale of intellectual property and the sale of property, plant and equipment.

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
Financing Activities
Cash used in financing activities was $87.8 million for the year ended December 31, 2015 and was primarily due to an aggregate payment of $100.0 million to Citibank, N.A., as part of our accelerated share repurchase program. We also paid $0.1 million in fees related to the accelerated share repurchase program. We received proceeds of $13.8 million from the issuance of common stock under equity incentive plans, paid $1.7 million due to payments under installment payment arrangements to acquire fixed assets and paid $0.5 million related to the principal payments against the lease financing obligation.

Cash used in financing activities was $163.0 million for the year ended December 31, 2014. We repaid the principal of the 2014 convertible senior notes amounting to $172.5 million, which became due in June 2014. We also received proceeds of $11.1 million from the issuance of common stock under equity incentive plans, paid $1.8 million due to payments under installment payment arrangements to acquire fixed assets and paid $0.3 million related to the principal payments against the lease financing obligation.
Cash provided by financing activities was $141.1 million for the year ended December 31, 2013. We received net proceeds of $134.4 million from the issuance of the 2018 Notes. Additionally, we received proceeds of $8.4 million from the issuance of common stock under our plans.
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
Monthly lease payments on the facility are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate was determined in accordance with the requirements of sale leaseback accounting. For the years ended December 31, 2015, 2014 and 2013, we recognized in our Consolidated Statements of Operations $4.5 million, $4.5 million and $4.4 million, respectively, of interest expense in connection with the imputed financing obligation on these facilities. At December 31, 2015 and 2014, the imputed financing obligation balance in connection with these facilities was $39.3 million and $39.5 million, respectively, which was primarily classified under long-term imputed financing obligation.
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
On June 29, 2009, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $150.0 million aggregate principal amount of the 2014 Notes. On July 10, 2009, an additional $22.5 million in aggregate principal amount of 2014 Notes were issued as a result of the underwriters exercising their overallotment option. During the second quarter of 2014, we paid upon maturity the entire $172.5 million in aggregate principal amount of the 2014 Notes. See Note 10, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
On August 16, 2013, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $138.0 million aggregate principal amount of the 2018 Notes. The aggregate principal amount of the 2018 Notes as of December 31, 2015 and 2014 was $138.0 million, offset by unamortized debt discount of $17.1 million and $22.9 million, respectively, on the accompanying consolidated balance sheets. The unamortized discount related to the 2018 Notes is being amortized to interest expense using the effective interest method over the remaining 32 months until maturity of the 2018 Notes on August 15, 2018. See Note 10, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.

As of December 31, 2015, our material contractual obligations are as follows (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$28,376	$6,156	$6,302	$6,447	$6,602	$2,869	$—
Leases and other contractual obligations	6,646	4,321	1,569	546	210	—	—
Software licenses (3)	3,166	2,427	549	190	—	—	—
Convertible notes	138,000	—	—	138,000	—	—	—
Interest payments related to convertible notes	4,658	1,553	1,553	1,552	—	—	—
Total	$180,846	$14,457	$9,973	$146,735	$6,812	$2,869	$—
______________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $20.8 million including $18.6 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable, as of December 31, 2015. As noted in Note 16, “Income Taxes,” of Notes to Consolidated Financial Statements of this Form 10-K, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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
Share Repurchase Program
On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan.
On October 26, 2015, we initiated an accelerated share repurchase program with Citibank, N.A. The accelerated share repurchase program is part of the broader share repurchase program previously authorized by our Board on January 21, 2015. Under the accelerated share repurchase program, we pre-paid to Citibank, N.A., the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 7.8 million shares of our common stock from Citibank, N.A, which were retired and recorded as a $80.0 million reduction to stockholders' equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The number of shares to be ultimately purchased by us will be determined based on the volume weighted average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. The program is expected to be completed by June 2016.

As of December 31, 2015, there remained an outstanding authorization to repurchase approximately 12.2 million shares of our outstanding common stock under the current share repurchase program.

We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the year ended December 31, 2015, the cumulative price of $54.2 million was recorded as an increase to accumulated deficit.
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
As of December 31, 2015, the fair value of the MID reporting unit, with $19.9 million of goodwill, exceeded the carrying value of its net assets by approximately 226% and the fair value of the CRD reporting unit, with $97.0 million of goodwill, exceeded the carrying value of its net assets by approximately 45%. Key assumptions used to determine the fair value of the MID and CRD reporting units at December 31, 2015, were the revenue growth rates for the forecast period and terminal year, terminal growth rates and discount rates. Certain estimates used in the income approach involve information for new product lines with limited financial history and developing revenue models which increase the risk of differences between the projected and actual performance. The discount rate of 13% for MID and 20% for CRD is based on the reporting units’ overall risk profile relative to other guideline companies, market adoption of our technology, the reporting units’ respective industry as well as the visibility of future expected cash flows. The terminal growth rate applied to determine fair value for both reporting units was 3%, which was based on historical experience as well as anticipated economic conditions, industry data and long term outlook for the business. These assumptions are inherently uncertain.
Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in the fourth quarter of 2015 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or operating margin rates are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing or prior to that if any change constitutes a triggering event outside of the period when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. We believe that the assumptions and rates used in our impairment test are reasonable. However, they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts.
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
As of December 31, 2015, our consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $183.2 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments. As of December 31, 2015, we have a valuation allowance of $20.7 million resulting in net deferred tax assets of $162.5 million.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We evaluated the realizability of our net deferred tax assets based on all available evidence, both positive and negative, in determining that it was appropriate to release the valuation allowance for our U.S. federal and other state deferred tax assets of $174.5 million during the third quarter of 2015 in accordance with FASB ASC 740-10-30-16 to 25.
We emerged from a cumulative loss position over the previous three years during the first quarter of 2015. The cumulative three-year pre-tax income is considered positive evidence which is objective and verifiable, and thus, received significant weighting. The continued stability in our operations along with the increased visibility into the adoption of our security technology in the third quarter of 2015 provided additional evidence to our belief that we will generate sufficient taxable income in the future. Additional positive evidence considered by us in our assessment included a lack of unused operating loss carryforwards in our history as well as anticipated future benefits from our cost management. Negative evidence we considered included economic uncertainties such as volatility of the semiconductor industry and uncertainties associated with the development of new products that could impact our ability to generate a sustained level of future profits.
Upon considering the relative impact of all evidence during the third quarter of 2015, both negative and positive, and the weight accorded to each, we concluded that it was more likely than not that our deferred tax assets would be realizable with the exception of primarily our California deferred tax assets that have not met the “more likely than not” realization threshold criteria. As a result, we released the related valuation allowance against such deferred tax assets which is included as a component of the benefit from income taxes in the accompanying consolidated statement of operations. We continue to maintain a deferred tax asset valuation allowance of $20.7 million as of December 31, 2015.
We maintain liabilities for uncertain tax positions within our long-term income taxes payable accounts and as a reduction to existing deferred tax assets to the extent tax attributes are available to offset such liabilities. These liabilities involve judgment and estimation and are monitored by us based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.
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
The calculation of our tax liabilities involves uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although ASC 740 Income Taxes, provides further clarification on the accounting for uncertainty in income taxes, significant judgment is required by us. If the ultimate resolution of tax uncertainties is different from what is currently estimated, it could materially affect income tax expense.
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
The accounting guidance for share-based payments requires the measurement and recognition of compensation expense in our statement of operations for all share-based payment awards made to our employees, directors and consultants including employee stock options, nonvested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, the accounting guidance for share-based payments requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. Our forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting. The accounting guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 12, “Equity Incentive Plans and Stock-Based Compensation,” of Notes to Consolidated Financial Statements of this Form 10-K for more information regarding the valuation of stock-based compensation.
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of December 31, 2015, we had an investment portfolio of fixed income marketable securities of $252.7 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of December 31, 2015, the fair value of the portfolio would decline by approximately $0.6 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of design centers in Canada, India, Finland and France and small business development offices in Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of December 31, 2015, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on the criteria in Internal Control — Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.
We have a Code of Business Conduct and Ethics for all of our directors, officers and employees. Our Code of Business Conduct and Ethics is available on our website at http://investor.rambus.com/corporate-governance-document.cfm?DocumentID=8379. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any amendments or waivers, if and when granted, of our Code of Business Conduct and Ethics on our website.

Item 11.	Executive Compensation
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)    (1) Financial Statements
The following consolidated financial statements of the Registrant and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included herewith:
(a)    (2) Financial Statement Schedule
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rambus Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rambus Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3, "Recent Accounting Pronouncements," to the consolidated financial statements, the Company changed the manner in which it has classified deferred taxes on its consolidated balance sheet as of December 31, 2015, on a prospective basis.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 19, 2016

RAMBUS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$143,764	$154,126
Marketable securities	143,942	145,983
Accounts receivable	16,408	6,001
Prepaids and other current assets	11,476	8,541
Deferred taxes	—	187
Total current assets	315,590	314,838
Intangible assets, net	64,266	89,371
Goodwill	116,899	116,899
Property, plant and equipment, net	56,616	64,023
Deferred taxes, long term	162,485	536
Other assets	3,648	2,612
Total assets	$719,504	$588,279
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,096	$6,962
Accrued salaries and benefits	12,278	14,840
Deferred revenue	5,780	4,133
Other current liabilities	6,212	8,723
Total current liabilities	28,366	34,658
Convertible notes, long-term	120,901	115,089
Long-term imputed financing obligation	38,625	39,063
Long-term income taxes payable	2,903	2,769
Other long-term liabilities	2,176	5,078
Total liabilities	192,971	196,657
Commitments and contingencies (Notes 11 and 17)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2015 and December 31, 2014	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 109,287,591 shares at December 31, 2015 and 115,161,675 shares at December 31, 2014	109	115
Additional paid in capital	1,130,368	1,153,435
Accumulated deficit	(604,317)	(761,526)
Accumulated other comprehensive income (loss)	373	(402)
Total stockholders’ equity	526,533	391,622
Total liabilities and stockholders’ equity	$719,504	$588,279
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Revenue:
Royalties	$262,415	$271,521	$264,111
Contract and other revenue	33,863	25,037	7,390
Total revenue	296,278	296,558	271,501
Operating costs and expenses:
Cost of revenue*	45,344	41,947	33,215
Research and development*	111,110	110,025	117,981
Sales, general and administrative*	70,554	74,770	76,467
Restructuring charges	3,576	39	5,546
Impairment of goodwill and long-lived assets	—	—	17,751
Gain from sale of intellectual property	(3,686)	(3,529)	(1,388)
Gain from settlement	(2,040)	(2,040)	(535)
Total operating costs and expenses	224,858	221,212	249,037
Operating income	71,420	75,346	22,464
Interest income and other income (expense), net	1,224	(276)	(1,596)
Interest expense	(12,413)	(24,820)	(32,885)
Interest and other income (expense), net	(11,189)	(25,096)	(34,481)
Income before income taxes	60,231	50,250	(12,017)
Provision for (benefit from) income taxes	(151,157)	24,049	21,731
Net income (loss)	$211,388	$26,201	$(33,748)
Net income per share:
Basic	$1.84	$0.23	$(0.30)
Diluted	$1.80	$0.22	$(0.30)
Weighted average shares used in per share calculations:
Basic	114,814	114,318	112,415
Diluted	117,484	117,624	112,415
______________________________________

* Includes stock-based compensation:
Cost of revenue	$63	$44	$19
Research and development	$6,762	$7,216	$6,597
Sales, general and administrative	$8,271	$7,470	$8,365
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net income (loss)	$211,388	$26,201	$(33,748)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	775	(97)	(5)
Total comprehensive income (loss)	$212,163	$26,104	$(33,753)
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Shares	Amount				Total
	(In thousands)
Balances at December 31, 2012	111,525	$112	$1,075,761	$(753,979)	$(300)	$321,594
Net loss	—	—	—	(33,748)	—	(33,748)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(5)	(5)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,934	1	7,864	—	—	7,865
Stock-based compensation	—	—	14,981	—	—	14,981
Equity component of 1.125% convertible senior notes due 2018	—	—	29,542	—	—	29,542
Balances at December 31, 2013	113,459	113	1,128,148	(787,727)	(305)	340,229
Net income	—	—	—	26,201	—	26,201
Unrealized loss on marketable securities, net of tax	—	—	—	—	(97)	(97)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,703	2	10,557	—	—	10,559
Stock-based compensation	—	—	14,730	—	—	14,730
Balances at December 31, 2014	115,162	115	1,153,435	(761,526)	(402)	391,622
Net income	—	—	—	211,388	—	211,388
Unrealized gain on marketable securities, net of tax	—	—	—	—	775	775
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,938	2	13,075	—	—	13,077
Repurchase and retirement of common stock under repurchase plan, including prepayment under accelerated share repurchase program	(7,812)	(8)	(45,926)	(54,179)	—	(100,113)
Stock-based compensation	—	—	15,096	—	—	15,096
Tax shortfall from stock option forfeitures	—	—	(5,312)	—	—	(5,312)
Balances at December 31, 2015	109,288	$109	$1,130,368	$(604,317)	$373	$526,533
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$211,388	$26,201	$(33,748)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	15,096	14,730	14,981
Depreciation	12,379	13,625	15,451
Amortization of intangible assets	25,074	26,618	28,909
Non-cash interest expense and amortization of convertible debt issuance costs	6,372	14,763	19,296
Impairment of goodwill and long-lived assets	—	—	17,751
Impairment of investment in non-marketable equity security	—	600	1,400
Deferred tax (benefit) provision	(173,453)	1,829	1,619
Non-cash restructuring	583	—	653
Gain from sale of intellectual property and property, plant and equipment, net	(3,670)	(3,529)	(1,024)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,407)	(3,750)	(1,722)
Prepaids and other assets	(4,454)	(2,431)	6,174
Accounts payable	(2,621)	2,006	(1,544)
Accrued salaries and benefits and other accrued liabilities	(4,030)	(20,125)	(8,791)
Income taxes payable	1,078	2,263	(716)
Deferred revenue	3,107	3,667	(7,647)
Net cash provided by operating activities	76,442	76,467	51,042
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,132)	(7,204)	(6,938)
Acquisition of intangible assets	—	—	(2,656)
Purchases of marketable securities	(157,811)	(240,281)	(125,554)
Maturities of marketable securities	112,721	118,735	119,600
Proceeds from sale of marketable securities	48,380	24,986	11,020
Proceeds from sale of intellectual property and property, plant and equipment, net	3,933	5,859	2,255
Net cash provided by (used in) investing activities	1,091	(97,905)	(2,273)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	—	138,000
Issuance costs related to issuance of convertible senior notes	—	—	(3,603)
Proceeds received from issuance of common stock under employee stock plans	13,783	11,079	8,391
Payments under installment payment arrangement	(1,717)	(1,773)	(1,829)
Principal payments against financing lease obligation	(478)	(322)	(178)
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	(100,113)	—	—
Incremental tax benefits from stock-based compensation	747	481	300
Repayment of senior convertible notes	—	(172,500)	—
Net cash provided by (used in) financing activities	(87,778)	(163,035)	141,081
Effect of exchange rate changes on cash and cash equivalents	(117)	(97)	(138)
Net increase (decrease) in cash and cash equivalents	(10,362)	(184,570)	189,712
Cash and cash equivalents at beginning of year	154,126	338,696	148,984
Cash and cash equivalents at end of year	$143,764	$154,126	$338,696

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,553	$5,861	$8,625
Income taxes, net of refunds	$21,679	$20,691	$18,720
Non-cash investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$240	$548	$5,909
Re-measurement of investment upon initial public offering	$1,264	$—	$—
See Notes to Consolidated Financial Statements

RAMBUS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company
Rambus Inc. (the “Company” or “Rambus”) was incorporated in California in March 1990 and reincorporated in Delaware in March 1997. In addition to licensing, the Company is creating new business opportunities through offering products and services where its goal is to perpetuate strong company operating performance and long-term stockholder value. The Company generates revenue by licensing its inventions and solutions, selling its semiconductor products and providing services to market-leading companies.
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company performed its annual goodwill impairment analysis as of December 31, 2015 and determined that the fair value of the reporting units with goodwill exceeded their carrying values.
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
Property, Plant and Equipment
Property, plant and equipment include computer equipment, computer software, machinery, leasehold improvements, furniture and fixtures and buildings. Computer equipment, computer software, machinery and furniture and fixtures are stated at cost and generally depreciated on a straight-line basis over an estimated useful life of 3, 3 to 5, 7 and 3 years, respectively. The Company undertook a series of structural improvements to ready the Sunnyvale and Brecksville facilities for its use. The Company concluded that its requirement to fund construction costs and responsibility for cost overruns resulted in the Company being considered the owner of the buildings during the construction period for accounting purposes. Upon

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

completion of construction, the Company concluded that it retained sufficient continuing involvement to preclude de-recognition of the buildings under the Financial Accounting Standards Board ("FASB") authoritative guidance applicable to sale leaseback for real estate. As such, the Company continues to account for the buildings as owned real estate and to record an imputed financing obligation for its obligation to the legal owners. The buildings will be depreciated on a straight-line basis over an estimated useful life of approximately 39 years. See Note 9, “Balance Sheet Details,” and Note 11, “Commitments and Contingencies,” for additional details. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the initial terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in the results from operations.
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
When the Company determines that the carrying value of the long-lived asset groups may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by the Company to be commensurate with the risk inherent in the Company’s current business model. An impairment loss is recognized only if the carrying amount of the long-lived asset group is not recoverable and exceeds its fair value. The impairment charge is recorded to reduce the pre-impairment carrying amount of the long-lived assets based on the relative carrying amount of those assets, though not to reduce the carrying amount of an asset below its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of the long-lived assets. During 2015 and 2014, the Company did not recognize any impairment of its long-lived assets. During 2013, the Company recognized an impairment of its long-lived assets related to its LDT asset group and CRD favorable contract asset group. See Note 5, "Intangible Assets and Goodwill" for further details.
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
The Company determines compensation expense associated with restricted stock units based on the fair value of its common stock on the date of grant. The Company determines compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes Merton valuation model. The Company generally recognizes compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2015, 2014 and 2013 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures. The Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. In addition, the

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credits, through the consolidated statement of operations as part of the tax effect of stock-based compensation.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturity of three months or less at the date of purchase. The Company maintains its cash balances with high quality financial institutions. Cash equivalents are invested in highly-rated and highly-liquid money market securities and certain U.S. government sponsored obligations.

Marketable Securities
Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses are recorded on the specific identification method and are included in interest and other income, net. The Company reviews its investments in marketable securities for possible other than temporary impairments on a regular basis. If any loss on investment is believed to be a credit loss, a charge will be recognized in operations. In evaluating whether a credit loss on a debt security has occurred, the Company considers the following factors: 1) the Company’s intent to sell the security, 2) if the Company intends to hold the security, whether or not it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis and 3) even if the Company intends to hold the security, whether or not the Company expects the security to recover the entire amortized cost basis. Due to the high credit quality and short term nature of the Company’s investments, there have been no material credit losses recorded to date. The classification of funds between short-term and long-term is based on whether the securities are available for use in operations or other purposes.
Non-Marketable Securities
The Company had an investment in a non-marketable security of a private company which was carried at cost until it was fully impaired during 2014. The Company monitored the investment for other-than-temporary impairment and recorded appropriate reductions in carrying value when necessary. See Note 8, "Fair Value of Financial Instruments" for further details.
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities as of December 31, 2015 and 2014. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. The fair market value of the Company's convertible notes fluctuates with interest rates and with the market price of the stock, but does not affect the carrying value of the debt on the balance sheet.
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Credit Concentration
As of December 31, 2015 and 2014, the Company’s cash, cash equivalents and marketable securities were invested with various financial institutions in the form of corporate notes, bonds and commercial paper, money market funds, U.S. Treasuries, U.S. Government Agencies, and municipal bonds and notes. The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high credit issuers and, by investment policy, attempts to limit the amount of credit exposure to any one issuer. As stated in the Company’s investment policy, it will ensure the safety and preservation of the Company’s invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk from these assets.
The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to enable portfolio liquidity.
The Company's accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. See Note 6, "Segments and Major Customers" for further details.
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
3. Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, "Balance Sheet Classification of Deferred Taxes (Topic 740)," to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company has early adopted this ASU as of December 31, 2015 on a prospective basis. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.
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
4. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	For the Years Ended December 31,
	2015	2014	2013
Net income (loss) per share:
Numerator:
Net income (loss)	$211,388	$26,201	$(33,748)
Denominator:
Weighted-average common shares outstanding - basic	114,814	114,318	112,415
Effect of potential dilutive common shares	2,670	3,306	—
Weighted-average common shares outstanding - diluted	117,484	117,624	112,415
Basic net income (loss) per share	$1.84	$0.23	$(0.30)
Diluted net income (loss) per share	$1.80	$0.22	$(0.30)
For the years ended December 31, 2015, 2014 and 2013, options to purchase approximately 2.5 million, 5.6 million and 7.3 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the year ended December 31, 2013, an additional 3.3 million potentially dilutive shares have been excluded from the weighted average dilutive shares because there was a net loss for the period. These shares do not include the Company’s 5% convertible senior notes due 2014 (the "2014 Notes") and 1.125% convertible senior notes due 2018 (the "2018 Notes"). The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $19.31 and $12.07, respectively, per share is payable in cash, shares of the Company’s common stock or a combination of both. Refer to Note 10, "Convertible Notes” for more details.
5. Intangible Assets and Goodwill
In the fourth quarter of 2015 and 2014, the Company performed its annual goodwill impairment analysis for the MID and CRD reporting units, which are the only reporting units with goodwill. The Company estimated the fair value of the reporting units using the income approach which was determined using Level 3 fair value inputs. The utilization of the income approach to determine fair value requires estimates of future operating results and cash flows discounted using an estimated discount rate. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, the fair value of the MID reporting unit, with $19.9 million of goodwill, exceeded the carrying value of its net assets by approximately 226% and the fair value of the CRD reporting unit, with $97.0 million of goodwill, exceeded the carrying value of its net assets by approximately 45%. Key assumptions used to determine the fair value of the MID and CRD reporting units at December 31, 2015, were the revenue growth rates for the forecast period and terminal year, terminal growth rates and discount rates. Certain estimates used in the income approach involve information for new product lines with limited financial history and developing revenue models which increase the risk of differences between the projected and actual performance. The discount rate of 13% for MID and 20% for CRD is based on the reporting units’ overall risk profile relative to other guideline companies, market adoption of the Company's technology, the reporting units’ respective industry as well as the visibility of future expected cash flows. The terminal growth rate applied to determine fair value for both reporting units was 3%, which was based on historical experience as well as anticipated economic conditions, industry data and long term outlook for the business. These assumptions are inherently uncertain.
As of December 31, 2014, the fair value of the MID reporting unit, with $19.9 million of goodwill, exceeded the carrying value of its net assets by approximately 511% and the fair value of the CRD reporting unit, with $97.0 million of goodwill, exceeded the carrying value of its net assets by approximately 53%. Key assumptions used to determine the fair value of the MID and CRD reporting units at December 31, 2014, were the revenue growth rates for the forecast period and terminal year, terminal growth rates and discount rates. Certain estimates used in the income approach involve information for new product lines with limited financial history and developing revenue models which increase the risk of differences between the projected and actual performance. The discount rate of 15% for MID and 22% for CRD is based on the reporting units’ overall risk profile relative to other guideline companies, the reporting units’ respective industry as well as the visibility of future expected cash flows. The terminal growth rate applied to determine fair value for both 3% which was based on historical experience as well as anticipated economic conditions, industry data and long term outlook for the business. These assumptions are inherently uncertain.
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Goodwill
The following tables present goodwill information for each of the reportable segments for the years ended December 31, 2015 and December 31, 2014:

Reportable Segment:	December 31, 2014	Addition to Goodwill	Impairment Charge of Goodwill	December 31, 2015
	(In thousands)
MID	$19,905	$—	$—	$19,905
CRD	96,994	—	—	96,994
Total	$116,899	$—	$—	$116,899

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2015
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$19,905	$—	$19,905
CRD	96,994	—	96,994
Other	21,770	(21,770)	—
Total	$138,669	$(21,770)	$116,899

Reportable Segment:	December 31, 2013	Addition to Goodwill	Impairment Charge of Goodwill	December 31, 2014

MID	$19,905	$—	$—	$19,905
CRD	96,994	—	—	96,994
Total	$116,899	$—	$—	$116,899

	As of December 31, 2014
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount

MID	$19,905	$—	$19,905
CRD	96,994	—	96,994
Other	21,770	(21,770)	—
Total	$138,669	$(21,770)	$116,899
Intangible Assets
The components of the Company’s intangible assets as of December 31, 2015 and December 31, 2014 were as follows:

		As of December 31, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$185,321	$(127,028)	$58,293
Customer contracts and contractual relationships	1 to 10 years	31,093	(25,120)	5,973
Non-compete agreements	3 years	300	(300)	—
Total intangible assets		$216,714	$(152,448)	$64,266

		As of December 31, 2014
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$185,321	$(104,426)	$80,895
Customer contracts and contractual relationships	1 to 10 years	31,093	(22,617)	8,476
Non-compete agreements	3 years	300	(300)	—
Total intangible assets		$216,714	$(127,343)	$89,371
The favorable contracts (included in customer contracts and contractual relationships) are acquired patent licensing agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduce the favorable contract intangible asset. During 2015 and 2014, the Company received $0.1 million and $0.9 million related to

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the favorable contracts, respectively. As of December 31, 2015 and 2014, the net balance of the favorable contract intangible assets was zero and $0.1 million, respectively. The estimated useful life is based on expected payment dates related to the favorable contracts. The group of acquired intangible assets had an original estimated weighted average useful life of approximately 7 years from the date of acquisition.
During the year ended December 31, 2015, the Company did not sell any intangible assets. During the year ended December 31, 2014, the Company sold portfolios of its intellectual property covering wireless and other technologies for $4.4 million and the related gain was recorded as gain from sale of intellectual property and revenue in the consolidated statements of operations.

The Company did not purchase any intangible assets in 2015 and 2014.The Company acquired other patents in 2013 aggregating $2.5 million.
Amortization expense for intangible assets for the years ended December 31, 2015, 2014, and 2013 was $25.1 million, $26.6 million, and $28.9 million, respectively. The estimated future amortization expense of intangible assets as of December 31, 2015 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2016	$24,311
2017	23,709
2018	10,827
2019	1,789
2020	1,743
Thereafter	1,887
$64,266
6. Segments and Major Customers
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
For the year ended December 31, 2015, MID and CRD were considered reportable segments as they met the quantitative thresholds for disclosure as reportable segments. The results of the remaining operating segments are shown under “Other”.
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
The tables below present reported segment operating income (loss) for the years ended December 31, 2015, 2014 and 2013:

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2015
	MID	CRD	Other	Total
	(In thousands)
Revenues	$221,968	$50,497	$23,813	$296,278
Segment operating expenses	47,780	29,056	32,147	108,983
Segment operating income (loss)	$174,188	$21,441	$(8,334)	$187,295
Reconciling items				(115,875)
Operating income				$71,420
Interest and other income (expense), net				(11,189)
Income before income taxes				$60,231

	For the Year Ended December 31, 2014
	MID	CRD	Other	Total
	(In thousands)
Revenues	$226,303	$49,330	$20,925	$296,558
Segment operating expense	40,816	27,608	34,106	102,530
Segment operating income (loss)	$185,487	$21,722	$(13,181)	$194,028
Reconciling items				(118,682)
Operating income				$75,346
Interest and other income (expense), net				(25,096)
Income before income taxes				$50,250

	For the Year Ended December 31, 2013
	MID	CRD	Other	Total
	(In thousands)
Revenues	$232,040	$32,625	$6,836	$271,501
Segment operating expenses	34,823	20,322	42,306	97,451
Segment operating income (loss)	$197,217	$12,303	$(35,470)	$174,050
Reconciling items				(151,586)
Operating income				$22,464
Interest and other income (expense), net				(34,481)
Loss before income taxes				$(12,017)
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at December 31, 2015 and December 31, 2014, respectively, was as follows:

	Years Ended December 31,
Customer	2015	2014
Customer 1 (MID reportable segment)	16%	33%
Customer 2 (Other segment)	27%	50%
Customer 3 (MID reportable segment)	28%	*
Customer 4 (CRD reportable segment)	21%	*
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
Customer A (MID and CRD reportable segments)	20%	20%	33%
Customer B (MID reportable segment)	19%	16%	*
Customer C (MID reportable segment)	13%	13%	*
_________________________________________
* Customer accounted for less than 10% of total revenue in the period
Revenue from customers in the geographic regions based on the location of contracting parties is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
South Korea	$115,486	$107,441	$112,806
USA	118,278	109,060	80,652
Japan	29,687	30,454	51,156
Europe	9,616	21,349	15,985
Canada	214	7,119	7,896
Singapore	16,312	12,980	—
Asia-Other	6,685	8,155	3,006
Total	$296,278	$296,558	$271,501
At December 31, 2015, of the $56.6 million of total property, plant and equipment, approximately $55.2 million were located in the United States, $1.3 million were located in India and $0.1 million were located in other foreign locations. At December 31, 2014, of the $64.0 million of total property, plant and equipment, approximately $63.0 million were located in the United States, $0.9 million were located in India and $0.1 million were located in other foreign locations.
7. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years. As of December 31, 2015 and 2014, all of the Company’s cash equivalents and marketable securities have a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of December 31, 2015
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$77,804	$77,804	$—	$—	0.12%
U.S. Government bonds and notes	14,110	14,142	—	(32)	0.48%
Corporate notes, bonds, commercial paper and other	160,823	160,979	—	(156)	0.45%
Total cash equivalents and marketable securities	252,737	252,925	—	(188)
Cash	34,969	34,969	—	—
Total cash, cash equivalents and marketable securities	$287,706	$287,894	$—	$(188)

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2014
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$124,938	$124,938	$—	$—	0.01%
Corporate notes, bonds and commercial paper	145,983	146,096	1	(114)	0.25%
Total cash equivalents and marketable securities	270,921	271,034	1	(114)
Cash	29,188	29,188	—	—
Total cash, cash equivalents and marketable securities	$300,109	$300,222	$1	$(114)
Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Cash equivalents	$108,795	$124,938
Short term marketable securities	143,942	145,983
Total cash equivalents and marketable securities	252,737	270,921
Cash	34,969	29,188
Total cash, cash equivalents and marketable securities	$287,706	$300,109
The Company continues to invest in highly rated quality, highly liquid debt securities. As of December 31, 2015, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at December 31, 2015 and 2014 are as follows:

	Fair Value		Gross Unrealized Loss
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In thousands)
Less than one year
Corporate notes, bonds and commercial paper	$159,673	$139,989	$(188)	$(114)
The gross unrealized loss at December 31, 2015 and 2014 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the corporate notes and bonds. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
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
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of December 31, 2015 and 2014:

	As of December 31, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$77,804	$77,804	$—	$—
U.S. Government bonds and notes	14,110	—	14,110	—
Corporate notes, bonds, commercial paper and other	160,823	1,264	159,559	—
Total available-for-sale securities	$252,737	$79,068	$173,669	$—

	As of December 31, 2014
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$124,938	$124,938	$—	$—
Corporate notes, bonds and commercial paper	145,983	—	145,983	—
Total available-for-sale securities	$270,921	$124,938	$145,983	$—

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” in the consolidated statement of operations. For the year ended December 31, 2014, the Company recorded impairment charges related to its non-marketable equity security of a private company as described below.
The Company made an investment of $2.0 million in a non-marketable equity security of a private company during 2009. Prior to the second quarter of 2013, the Company had not recorded any impairment charges related to this investment as there had been no events that caused a decrease in its fair value below the carrying cost. During the year ended December 31, 2014, as part of its periodic evaluation of the fair value of the investment in the non-marketable equity security, and based on the information provided by the private company at that time, the Company determined that there was a decrease in the security's fair value. The fair value of the non-marketable equity security was determined based on an income approach, using level 3 fair value inputs, as it was deemed to be the most indicative of the security's fair value. Accordingly, the Company recorded impairment charges of $0.6 million within interest income and other income (expense), net, in the consolidated statements of operations during 2014.
In October 2015, the previously written down private company's stock became publicly traded and as a result, the investment in this equity security was classified as an available-for-sale security and was re-measured to fair value, resulting in a $1.3 million increase in marketable securities and accumulated other comprehensive income.
The following table presents the financial instruments that are measured and carried at cost on a nonrecurring basis as of December 31, 2014:

	As of December 31, 2014
(in thousands)	Carrying Value	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment charges for the year ended December 31, 2014
Investment in non-marketable security	$—	$—	$—	$—	$600
In 2015 and 2014, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2015 and 2014:

	As of December 31, 2015			As of December 31, 2014
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.125% Convertible Senior Notes due 2018	138,000	120,901	156,292	138,000	115,089	159,293
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 10, “Convertible Notes,” as of December 31, 2015, the convertible notes are carried at their face value of $138.0 million, less any unamortized debt discount. The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.
Information regarding the Company's goodwill and long-lived assets balances are disclosed in Note 5, "Intangible Assets and Goodwill".

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Balance Sheet Details
Property, Plant and Equipment, net
Property, plant and equipment, net is comprised of the following:

	As of December 31,
	2015	2014
	(In thousands)
Building	$40,320	$40,320
Computer software	20,012	21,412
Computer equipment	31,224	27,744
Furniture and fixtures	13,943	13,464
Leasehold improvements	7,098	7,052
Machinery	11,037	11,699
Construction in progress	637	425
	124,271	122,116
Less accumulated depreciation and amortization	(67,655)	(58,093)
	$56,616	$64,023
As of December 31, 2015 and 2014, for the Sunnyvale and Brecksville facilities, the Company had capitalized $40.3 million in building based on the estimated fair value of the portion of the unfinished spaces, capitalized interest on the unfinished spaces and construction costs related to the build-out of the facilities. See Note 11, "Commitments and Contingencies" for additional details.
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $12.4 million, $13.6 million and $15.5 million, respectively.
Accumulated Other Comprehensive Gain (Loss)
Accumulated other comprehensive gain (loss) is comprised of the following:

	As of December 31,
	2015	2014
	(In thousands)
Foreign currency translation adjustments	$95	$86
Unrealized gain (loss) on available-for-sale securities, net of tax	278	(488)
Total	$373	$(402)
10. Convertible Notes
The Company’s convertible notes are shown in the following table.

(Dollars in thousands)	As of December 31, 2015	As of December 31, 2014
1.125% Convertible Senior Notes due 2018	$138,000	$138,000
Unamortized discount - 2018 Notes	(17,099)	(22,911)
Total convertible notes	$120,901	$115,089
Less current portion	—	—
Total long-term convertible notes	$120,901	$115,089
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company paid cash interest at an annual rate of 5% of the principal amount at issuance, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2009. During 2014, the Company paid approximately $4.3 million of interest related to the 2014 Notes. During 2013, the Company paid approximately $8.6 million of interest related to the 2014 Notes. Issuance costs were approximately $5.1 million of which $3.2 million is related to the liability portion, which is being amortized to interest expense over five years (the expected term of the debt), and $1.9 million is related to the equity portion. The 2014 Notes were the Company’s general unsecured obligation, ranking equal in right of payment to all of the Company’s existing and future senior indebtedness and were senior in right of payment to any of the Company’s future indebtedness that was expressly subordinated to the 2014 Notes.
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company the principal amount of and accrued and unpaid interest, including additional interest, if any, on the 2014 Notes will automatically become immediately due and payable.
During the second quarter of 2014, the Company paid upon maturity the entire $172.5 million in aggregate principal amount of the 2014 Notes.
Additional paid-in capital at December 31, 2015 and December 31, 2014 includes $93.4 million for each year related to the equity component of the notes.
As of December 31, 2015, none of the conversion conditions were met related to the 2018 Notes. Therefore, the classification of the entire equity component for the 2018 Notes in permanent equity is appropriate as of December 31, 2015.
Interest expense related to the notes for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
2018 Notes coupon interest at a rate of 1.125%	$1,567	$1,567	$582
2018 Notes amortization of discount and debt issuance cost at an additional effective interest rate of 5.5%	6,372	6,019	2,171
2014 Notes coupon interest at a rate of 5%	—	3,929	8,625
2014 Notes amortization of discount at an additional effective interest rate of 11.7%	—	8,744	17,126
Total interest expense on convertible notes	$7,939	$20,259	$28,504

11. Commitments and Contingencies
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Monthly lease payments on these facilities are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate was determined in accordance with the requirements of sale leaseback accounting. For the years ended December 31, 2015, 2014 and 2013, the Company recognized in its Consolidated Statements of Operations $4.5 million, $4.5 million, and $4.4 million, respectively, of interest expense in connection with the imputed financing obligation on these facilities. At December 31, 2015 and 2014, the imputed financing obligation balance in connection with these facilities was $39.3 million and $39.5 million, respectively, which was primarily classified under long-term imputed financing obligation.
As of December 31, 2015 and 2014, the Company had capitalized $40.3 million in property, plant and equipment based on the estimated fair value of the portion of the pre-construction shell, construction costs related to the build-out of the facilities and capitalized interest during construction period. At the end of the initial lease term, should the Company decide not to renew the lease, the Company would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.
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
On August 16, 2013, the Company entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by the Company of $138.0 million aggregate principal amount of the 2018 Notes. The aggregate principal amount of the 2018 notes as of December 31, 2015 and 2014 was $138.0 million, offset by unamortized debt discount of $17.1 million and $22.9 million, respectively, on the accompanying consolidated balance sheets. The unamortized discount related to the 2018 Notes is being amortized to interest expense using the effective interest method over the remaining 32 months until maturity of the 2018 Notes on August 15, 2018. See Note 10, “Convertible Notes,” for additional details.

As of December 31, 2015, the Company’s material contractual obligations are as follows (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$28,376	$6,156	$6,302	$6,447	$6,602	$2,869	$—
Leases and other contractual obligations	6,646	4,321	1,569	546	210	—	—
Software licenses (3)	3,166	2,427	549	190	—	—	—
Convertible notes	138,000	—	—	138,000	—	—	—
Interest payments related to convertible notes	4,658	1,553	1,553	1,552	—	—	—
Total	$180,846	$14,457	$9,973	$146,735	$6,812	$2,869	$—
______________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $20.8 million including $18.6 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable, as of December 31, 2015. As noted below in Note 16, “Income Taxes,” although it is possible that

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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
Rent expense was approximately $2.7 million, $2.6 million and $3.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Indemnifications
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this is not always possible.  The fair value of the liability as of December 31, 2015 and 2014 is not material.
12. Equity Incentive Plans and Stock-Based Compensation
Stock Option Plans
The Company has three stock option plans under which grants are currently outstanding: the 1997 Stock Option Plan (the “1997 Plan”), the 2006 Equity Incentive Plan (the “2006 Plan”) and the 2015 Equity Incentive Plan (the “2015 Plan”). On April 23, 2015, the Company's stockholders approved the 2015 Plan, which authorizes 4,000,000 shares for future issuance plus the number of shares that remained available for grant under the 2006 Plan as of the effective date of the 2015 Plan. The 2015 Plan became effective and replaced the 2006 Plan on April 23, 2015. The 2015 Plan was the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of December 31, 2015. Grants under all plans typically have a requisite service period of 60 months or 48 months, have straight-line or graded vesting schedules (the 1997 only) and expire not more than 10 years from date of grant. No further awards will be made under the 2006 Plan, but the 2006 Plan will continue to govern awards previously granted under it. In addition, any shares subject to stock options or other awards granted under the 2006 Plan that on or after the effective date of the 2015 Plan are forfeited, cancelled, exchanged or surrendered or terminate under the 2006 Plan will become available for grant under the 2015 Plan. The Board will periodically review actual share consumption under the 2015 Plan and may make a request for additional shares as needed. Additionally, the 1997 Plan continues to govern awards previously granted under that plan.
The 2006 Plan was approved by the stockholders in May 2006. The 2006 Plan, as amended, provides for the issuance of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. This plan provides for the granting of awards at less than fair market value of the common stock on the date of grant, but such grants would be counted against the numerical limits of available shares at a ratio of 1.5 to 1.0. The Board of Directors reserved 8,400,000 shares in March 2006 for issuance under this plan, subject to stockholder approval. Upon stockholder approval of this Plan on May 10, 2006, the 1997 Plan was replaced and the 1999 Non-statutory Stock Option Plan (which had no grants outstanding as of December 31, 2015) was terminated. On April 30, 2009 and April 26, 2012, stockholders approved an additional 6,500,000 shares on each date for issuance under the 2006 Plan. Additionally, on April 24, 2014, stockholders approved an additional 10,000,000 shares for issuance under the 2006 Plan. Those who were eligible for awards under the 2006 Plan included employees, directors and consultants who provide services to the Company and its affiliates. These options typically have a requisite service period of 60 months or 48 months, have straight-line vesting schedules, and expire ten years from date of grant.
As of December 31, 2015, 11,173,545 shares of the 35,400,000 shares approved under the plans remain available for grant. The 2015 Plan is now the Company’s only plan for providing stock-based incentive compensation to eligible employees, directors and consultants.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2012	2,729,159
Stock options granted	(2,084,276)
Stock options forfeited	3,318,022
Stock options expired under former plans	(1,157,419)
Nonvested equity stock and stock units granted (1)	(709,611)
Nonvested equity stock and stock units forfeited (1)	431,553
Total shares available for grant as of December 31, 2013	2,527,428
Increase in shares approved for issuance	10,000,000
Stock options granted	(2,370,313)
Stock options forfeited	1,400,349
Stock options expired under former plans	(373,043)
Nonvested equity stock and stock units granted (1)	(585,753)
Nonvested equity stock and stock units forfeited (1)	125,560
Total shares available for grant as of December 31, 2014	10,724,228
Increase in shares approved for issuance	4,000,000
Stock options granted	(362,335)
Stock options forfeited	1,624,823
Stock options expired under former plans	(657,878)
Nonvested equity stock and stock units granted (1) (2)	(4,537,797)
Nonvested equity stock and stock units forfeited (1)	382,504
Total shares available for grant as of December 31, 2015	11,173,545
______________________________________

(1)
For purposes of determining the number of shares available for grant under the 2015 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

(2)
Amount includes 238,980 shares that have been reserved for potential future issuance related to certain performance unit awards discussed under the section titled "Nonvested Equity Stock and Stock Units" below.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

General Stock Option Information
The following table summarizes stock option activity under the stock option plans for the years ended December 31, 2015, 2014 and 2013 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2015.

	Options Outstanding		Weighted Average Remaining Contractual Term
	Number of Shares	Weighted Average Exercise Price per Share		Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2012	13,094,815	$12.79
Options granted	2,084,276	$6.09
Options exercised	(483,923)	$6.72
Options forfeited	(3,318,022)	$14.51
Outstanding as of December 31, 2013	11,377,146	$11.32
Options granted	2,370,313	$9.63
Options exercised	(905,464)	$6.93
Options forfeited	(1,400,349)	$16.13
Outstanding as of December 31, 2014	11,441,646	$10.73
Options granted	362,335	$11.27
Options exercised	(1,184,141)	$7.42
Options forfeited	(1,624,823)	$17.22
Outstanding as of December 31, 2015	8,995,017	$10.01	5.4	$32,865
Vested or expected to vest at December 31, 2015	8,598,752	$10.14	5.3	$31,138
Options exercisable at December 31, 2015	5,638,184	$11.58	4.4	$18,386
During the years ended December 31, 2015 and 2014, no stock options that contain a market condition were granted. During the year ended December 31, 2012, 1,795,000 stock options that contain a market condition were granted. These options vest in three years if specified stock prices are achieved. As of both December 31, 2015 and 2014, there were 1,315,000 stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable. The fair values of the options granted with a market condition were calculated using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at December 31, 2015, based on the $11.59 closing stock price of Rambus’ Common Stock on December 31, 2015 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of December 31, 2015 was 6,981,599 and 3,877,529, respectively.
The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2015:

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.13 – $5.39	901,728	6.0	$4.35	125,244	$4.81
$5.46 – $5.46	957,421	6.6	$5.46	638,284	$5.46
$5.49 – $5.63	885,485	3.1	$5.63	876,781	$5.63
$5.76 – $5.76	1,210,505	6.5	$5.76	522,321	$5.76
$6.39 – $8.55	1,007,877	4.8	$7.73	940,226	$7.75
$8.73 – $8.73	51,308	7.8	$8.73	16,781	$8.73
$8.76 – $8.76	1,291,345	7.7	$8.76	536,793	$8.76
$9.18 – $12.30	941,079	8.0	$11.25	308,564	$11.15
$12.33 – $19.86	981,013	2.3	$18.01	911,222	$18.29
$20.93 – $40.80	767,256	1.7	$27.55	761,968	$27.60
$4.13 – $40.80	8,995,017	5.4	$10.01	5,638,184	$11.58
Employee Stock Purchase Plans
During the year ended December 31, 2015, the Company had two employee stock purchase plans, 2015 Employee Stock Purchase Plan (“2015 ESPP”) and the 2006 Employee Stock Purchase Plan (“2006 ESPP”). During the two year period ended December 31, 2014, the Company had one employee stock purchase plan, the 2006 ESPP.
On April 23, 2015, the Company's stockholders approved the 2015 ESPP which reserves 2,000,000 shares of the Company's common stock for purchase. The 2006 ESPP remained in effect until the Company’s November 2, 2015 offering period, at which time the 2015 ESPP became effective.
In March 2006, the Company adopted the 2006 ESPP, as amended, and reserved 1,600,000 shares, subject to stockholder approval which was received on May 10, 2006. On April 26, 2012, an additional 1,500,000 shares were approved by stockholders. On September 27, 2013, the Company filed a Registration Statement on Form S-8, registering 1,500,000 additional shares under the ESPP in connection with the commencement of the next subscription period under the ESPP. On April 24, 2014, the Company held its 2014 Annual Meeting of Stockholders where an amendment to the ESPP to increase the number of shares of common stock reserved for issuance under the ESPP by 1,500,000 shares was approved.
Employees generally will be eligible to participate in the plan if they are employed by Rambus for more than 20 hours per week and more than five months in a fiscal year. Both the 2015 ESPP and 2006 ESPP (when it was in effect) provide for six month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under the plans, employees may purchase stock at the lower of 85% of the beginning of the offering period (the enrollment date), or the end of each offering period (the purchase date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the purchase date.
The Company issued 544,391 shares at a weighted average price of $9.36 per share during the year ended December 31, 2015. The Company issued 596,188 shares at a weighted average price of $8.25 per share during the year ended December 31, 2014. The Company issued 1,063,283 shares at a weighted average price of $4.87 per share during the year ended December 31, 2013. As of December 31, 2015, 2,000,000 shares under the ESPP remain available for issuance.
Stock-Based Compensation
Stock Options
During the years ended December 31, 2015, 2014 and 2013, Rambus granted 362,335, 2,370,313 and 2,084,276 stock options, respectively, with an estimated total grant-date fair value of $1.7 million, $10.1 million and $5.4 million, respectively. During the years ended December 31, 2015, 2014 and 2013, Rambus recorded stock-based compensation related to stock options of $7.2 million, $9.3 million and $10.4 million, respectively.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, there was $6.3 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of options vested for the years ended December 31, 2015, 2014 and 2013 was $41.4 million, $55.3 million and $64.3 million, respectively.
The total intrinsic value of options exercised was $6.8 million, $4.4 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s Common Stock at the time of exercise less the proceeds received from the employees to exercise the options.
During the years ended December 31, 2015, 2014 and 2013, proceeds from employee stock option exercises totaled approximately $8.8 million, $6.3 million and $3.3 million, respectively.
Employee Stock Purchase Plans
During the years ended December 31, 2015, 2014 and 2013, Rambus recorded stock-based compensation related to the ESPP of $1.6 million, $2.6 million and $1.5 million, respectively. The compensation expense related to the ESPP for the year ended December 31, 2014 included compensation expense related to the increase in shares available for the ESPP which was approved by shareholders during the 2014 Annual Meeting of Stockholders. As of December 31, 2015, there was $0.7 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over four months.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the years ended December 31, 2015, 2014 and 2013.
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

	Stock Option Plans for Years Ended December 31,
	2015	2014	2013
Stock Option Plans
Expected stock price volatility	41%	40%-44%	45%-47%
Risk free interest rate	1.2%	2.1%-2.2%	0.8%-1.5%
Expected term (in years)	6.0	6.0-6.1	5.4-5.5
Weighted-average fair value of stock options granted	$4.59	$4.26	$2.60
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

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Employee Stock Purchase Plan for Years Ended December 31,
	2015	2014	2013
Employee Stock Purchase Plan
Expected stock price volatility	34%-42%	39%-44%	44%-48%
Risk free interest rate	0.1%-0.3%	0.0%-0.1%	0.1%
Expected term (in years)	0.5	0.02-0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$3.06	$3.57	$1.96
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
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, directors and employees. For the year ended December 31, 2015, 2014 and 2013, the Company granted nonvested equity stock units totaling 2,865,878, 390,502 and 473,074 shares, respectively, under the 2015 Plan and the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $33.3 million, $4.1 million and $3.3 million, respectively. During the first quarter of 2015, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance conditions. The ultimate number of performance units that can be earned can range from 0% to 150% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company's shares available for grant has been reduced to reflect the shares that could be earned at 150% of target. During the year ended December 31, 2015, the Company recorded $1.1 million of stock-based compensation expense related to these performance unit awards.
In prior years, the Company granted nonvested equity stock units to its employees with vesting subject to the achievement of certain performance conditions. During the years ended December 31, 2015 and 2014, the Company did not record any stock-based compensation expense related to these performance stock units as they have been forfeited. During the year ended December 31, 2013, the achievement of certain performance conditions was considered probable, and as a result, the Company recognized an immaterial amount of stock-based compensation expense related to these performance stock units.
For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation expense of approximately $6.3 million, $2.8 million and $3.1 million, respectively, related to all outstanding equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of an estimate of forfeitures, was approximately $23.7 million at December 31, 2015. This cost is expected to be recognized over a weighted average period of 3.1 years.
The following table reflects the activity related to nonvested equity stock and stock units for the three years ended December 31, 2015:

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonvested Equity Stock and Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2012	922,491	$10.24
Granted	473,074	$6.92
Vested	(478,214)	$9.81
Forfeited	(287,702)	$9.18
Nonvested at December 31, 2013	629,649	$8.56
Granted	390,502	$10.40
Vested	(262,580)	$9.85
Forfeited	(83,707)	$7.69
Nonvested at December 31, 2014	673,864	$9.23
Granted	2,865,878	$11.62
Vested	(276,622)	$9.94
Forfeited	(255,002)	$10.64
Nonvested at December 31, 2015	3,008,118	$11.32
13. Stockholders’ Equity
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
For the year ended December 31, 2014, the Company did not repurchase any shares of its common stock under its share repurchase program. As of December 31, 2014, the Company had repurchased a cumulative total of approximately 26.3 million shares of its common stock with an aggregate price of approximately $428.9 million since the commencement of the program in 2001. As of December 31, 2014, there remained an outstanding authorization to repurchase approximately 5.2 million shares of the Company’s outstanding common stock.
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

On October 26, 2015, the Company initiated an accelerated share repurchase program with Citibank, N.A. The accelerated share repurchase program is part of the broader share repurchase program previously authorized by the Company's Board on January 21, 2015. Under the accelerated share repurchase program, the Company pre-paid to Citibank, N.A., the $100.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 7.8 million shares of its common stock from Citibank, N.A, which were retired and recorded as a $80.0 million reduction to stockholders' equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company's stock. The number of shares to be ultimately purchased by the Company will be determined based on the volume weighted average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. The program is expected to be completed by June 2016.

As of December 31, 2015, there remained an outstanding authorization to repurchase approximately 12.2 million shares of the Company’s outstanding common stock under the current share repurchase program.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the year ended December 31, 2015, the cumulative price of $54.2 million was recorded as an increase to accumulated deficit.
14. Benefit Plans
Rambus has a 401(k) Profit Sharing Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. Rambus, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company matches 50% of eligible employee’s contribution, up to the first 6% of an eligible employee’s qualified earnings. For the years ended December 31, 2015, 2014 and 2013, Rambus made matching contributions totaling approximately $2.1 million, $1.9 million and $1.8 million, respectively.
15. Restructuring Charges
The 2012 Plan
During 2012, the Company initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on marketing, general and administrative programs and refining some of the Company's research and development efforts (the “2012 Plan”). In connection with this restructuring program, the Company estimated that it would incur aggregate costs of approximately $10.0 million. During the year ended December 31, 2013 the Company incurred restructuring charges of $2.1 million related primarily to the consolidation of certain facilities and the reduction in workforce, of which a majority was related to corporate support functions. The 2012 Plan was completed in 2014.
The following table summarizes the 2012 Plan restructuring activities during the years ended December 31, 2014 and 2013:

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
The 2013 Plan
During 2013, the Company initiated a restructuring program related primarily to its LDT group as a result of the change in its business strategy to reduce its focus on the lower margin bulb products. Additionally, the Company curtailed spending on its immersive media platform (the “2013 Plan”). In connection with this restructuring program, the Company estimated that it would incur aggregate costs of approximately $3.0 million to $4.0 million. During the year ended December 31, 2014, the Company incurred an immaterial amount of restructuring charges related primarily to the reduction in workforce, which was related to the previously reportable ESD segment, which is part of the Other segment as of December 31, 2014. During the year ended December 31, 2013, the Company incurred restructuring charges of $3.5 million related primarily to the reduction in workforce, of which $2.5 million was related to the previously reportable ESD segment, $0.1 million was related to the MID reportable segment and $0.9 million was related to the Other segment. The 2013 Plan was completed in 2014.
The following table summarizes the 2013 Plan restructuring activities during the years ended December 31, 2014 and 2013:

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Employee Severance and Related Benefits	Facilities	Total
	(In thousands)
Balance at December 31, 2012	$—	$—	$—
Charges	3,255	195	3,450
Payments	(1,523)	(62)	(1,585)
Balance at December 31, 2013	$1,732	$133	$1,865
Charges	39	—	39
Payments	(1,771)	(133)	(1,904)
Balance at December 31, 2014	$—	$—	$—

The 2015 Plan
During 2015, the Company initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on sales, general and administrative programs and refining some of its research and development efforts ("the 2015 Plan"). In connection with this restructuring program, the Company initiated a plan of termination resulting in a reduction of 8% of the Company's headcount. The Company estimated that it would incur a cash payout related to the reduction in force of approximately $3.0 million, which is related to severance and termination benefits. The estimated non-cash expense was expected to be approximately $1.0 million. During the year ended December 31, 2015, the Company recorded a charge of $3.6 million related primarily to the reduction in workforce, of which $1.4 million was related to the MID reportable segment, $0.1 million was related to the CRD reportable segment, $1.2 million was related to the Other segment and $0.9 million was related to corporate support functions. The 2015 Plan is expected to be completed by the first quarter of 2016.
The following table summarizes the 2015 Plan restructuring activities during the year ended December 31, 2015:

	Employee Severance and Related Benefits	Facilities		Total
	(In thousands)
Balance at December 31, 2014	$—	$—		$—
Charges	2,993	583		3,576
Payments	(1,765)	—		(1,765)
Non-cash settlements	—	(583)	*	(583)
Balance at December 31, 2015	$1,228	$—		$1,228
______________________________________
*The non-cash charge of $583 thousand is related to the write down of fixed assets related to the Other segment.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes
Income (loss) before taxes consisted of the following:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Domestic	$58,498	$49,173	$(12,535)
Foreign	1,733	1,077	518
	$60,231	$50,250	$(12,017)
The provision for (benefit from) income taxes is comprised of:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Federal:
Current	$20,497	$19,386	$19,319
Deferred	(170,798)	2,337	2,200
State:
Current	609	713	47
Deferred	(1,933)	—	(501)
Foreign:
Current	443	1,640	446
Deferred	25	(27)	220
	$(151,157)	$24,049	$21,731
The differences between Rambus’ effective tax rate and the U.S. federal statutory regular tax rate are as follows:

	Years Ended December 31,
	2015	2014	2013
Expense (benefit) at U.S. federal statutory rate	35.0%	35.0%	(35.0)%
Expense (benefit) at state statutory rate	(1.5)	1.0	(3.3)
Withholding tax	34.1	38.6	160.4
Foreign rate differential	0.4	2.5	4.1
Research and development (“R&D”) credit	(2.3)	(6.1)	(36.7)
Executive compensation	0.5	0.2	0.8
Stock-based compensation	5.3	1.4	2.5
Foreign tax credit	(34.1)	(38.7)	(163.3)
Other	(0.6)	0.6	(1.0)
Valuation allowance	(287.8)	13.4	252.3
	(251.0)%	47.9%	180.8%

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax assets are as follows:

	As of December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Depreciation and amortization	$30,019	$29,099
Other liabilities and reserves	7,227	9,916
Deferred equity compensation	23,176	29,511
Net operating loss carryovers	11,746	12,307
Tax credits	117,078	116,658
Total gross deferred tax assets	189,246	197,491
Convertible debt	(6,044)	(8,092)
Total net deferred tax assets	183,202	189,399
Valuation allowance	(20,717)	(193,874)
Net deferred tax assets (liabilities)	$162,485	$(4,475)

	As of December 31,
	2015	2014
	(In thousands)
Reported as:
Current deferred tax assets	$—	$187
Current deferred tax liabilities	—	(1,131)
Non-current deferred tax assets	162,485	536
Non-current deferred tax liabilities	—	(4,067)
Net deferred tax assets (liabilities)	$162,485	$(4,475)
In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes (Topic 740)," to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company has early adopted this ASU as of December 31, 2015 on a prospective basis.
Management periodically evaluates the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. Management evaluated the realizability of its net deferred tax assets based on all available evidence, both positive and negative, in determining that it was appropriate to release the valuation allowance for the Company’s U.S. federal and other state deferred tax assets of $174.5 million during the third quarter of 2015 in accordance with FASB ASC 740-10-30-16 to 25.
The Company emerged from a cumulative loss position over the previous three years during the first quarter of 2015. The cumulative three-year pre-tax income is considered positive evidence which is objective and verifiable, and thus, received significant weighting. The continued stability in the Company’s operations along with the increased visibility into the adoption of its security technology in the third quarter of 2015 provided additional evidence to the Company’s belief that it will generate sufficient taxable income in the future. Additional positive evidence considered by management in its assessment included a lack of unused operating loss carryforwards in the Company’s history as well as anticipated future benefits from its cost management. Negative evidence management considered included economic uncertainties such as volatility of the semiconductor industry and uncertainties associated with the development of new products that could impact the Company’s ability to generate a sustained level of future profits.
Upon considering the relative impact of all evidence during the third quarter of 2015, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that its deferred tax assets would be realizable with the exception of primarily its California deferred tax assets that have not met the “more likely than not” realization threshold criteria. As a result, the Company released the related valuation allowance against such deferred tax assets which is

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included as a component of the benefit from income taxes in the accompanying unaudited condensed consolidated statement of operations. The Company continues to maintain a deferred tax asset valuation allowance of $20.7 million as of December 31, 2015.

The following table presents the tax valuation allowance information for the years ended December 31, 2015, 2014 and 2013:

	Balance at Beginning of Period	Charged (Credited) to Operations	Charged to Other Account*	Valuation Allowance Release	Balance at End of Period
Tax Valuation Allowance
Year ended December 31, 2013	$184,817	—	8,006	—	$192,823
Year ended December 31, 2014	$192,823	—	1,051	—	$193,874
Year ended December 31, 2015	$193,874	—	1,299	(174,456)	$20,717
______________________________________

*	Amounts not charged to operations are charged to other comprehensive income or deferred tax assets (liabilities).
As of December 31, 2015, Rambus had California and other state net operating loss carryforwards of $285.0 million and $75.9 million, respectively. As of December 31, 2015, Rambus had federal research and development tax credit carryforwards of $34.2 million, alternative minimum tax credits of $2.5 million, and foreign tax credits of $118.6 million. As of December 31, 2015, Rambus had California research and development tax credit carryforwards of $22.3 million. These carryforward amounts included $37.9 million of federal tax credits and $97.7 million of California net operating losses for which no deferred tax asset has been recognized because they relate to excess tax benefits from stock-based compensation tax deductions. The excess tax benefits will be recorded to additional paid-in capital when they reduce cash taxes payable. The federal foreign tax credits and research and development credits begin to expire in 2016 and 2018, respectively. Approximately $55 million of federal foreign tax credits expire in 2020. The California net operating losses begin to expire in 2018. The federal alternative minimum tax credits and the California research and development credits carry forward indefinitely.
In the event of a change in ownership, as defined under federal and state tax laws, Rambus' net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.
As of December 31, 2015, the Company had $20.8 million of unrecognized tax benefits including $18.6 million recorded as a reduction of long-term deferred tax assets and $2.2 million recorded in long term income taxes payable. If recognized, $2.2 million would be recorded as an income tax benefit in the consolidated statements of operations. As of December 31, 2014, the Company had $19.9 million of unrecognized tax benefits including $17.8 million recorded as a reduction of long-term deferred tax assets and $2.1 million recorded in long term income taxes payable. If recognized, $2.1 million would be recorded as an income tax benefit in the consolidated statements of operations. It is reasonably possible that a reduction of up to $1.0 million of existing unrecognized tax benefits could occur in the next 12 months.
A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2015, 2014 and 2013 is as follows (amounts in thousands):

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2015	2014	2013
Balance at January 1	$19,903	$18,794	$16,773
Tax positions related to current year:
Additions	1,186	1,134	1,156
Tax positions related to prior years:
Additions	—	531	956
Reductions	(35)	(556)	(91)
Settlements	(218)	—	—
Balance at December 31	$20,836	$19,903	$18,794
Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2015 and 2014, an immaterial amount of interest and penalties are included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2013 and forward. The California returns are subject to examination from 2010 and forward. In addition, any R&D credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ending March 2009 and forward. The Company is currently under examination by California for the 2010 and 2011 tax years. The Company’s India subsidiary is under examination by the Indian tax administration from 2009 and forward. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.
At December 31, 2015, no deferred taxes have been provided on undistributed earnings of approximately $3.9 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the United States. It is not practicable to determine the amount of the unrecognized tax liability at this time.
17. Litigation and Asserted Claims
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
18. Agreements with SK hynix and Micron
SK hynix
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

In June 2015, the Company signed an amendment that extends its current agreement with SK hynix for an additional six years for use of Rambus memory-related patented innovations in SK hynix semiconductor products. The Company signed the original agreement with SK hynix for a five-year term in June 2013. Under the amendment, SK hynix has agreed to continue to pay the Company an average quarterly cash payment of $12.0 million which equates to $432.0 million from the signing of the

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amendment through the term of the agreement ending July 1, 2024, provided that (a) for each of the six full calendar quarters immediately following July 1, 2015, SK hynix will pay the Company a quarterly cash payment of $16.0 million, and (b) in addition, after December 1, 2017, SK hynix will have the option to make six quarterly cash payments of $8.0 million upon six months written notice. In addition, SK hynix has the option to renew the agreement for an additional three-year extension under the existing rate structure.

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

The total original consideration of $240.0 million (as per the terms of the agreements with SK hynix) takes into account the court ruling in May 2013 that $250.0 million should be applied as a credit against the court’s March 2009 award to Rambus in the SK hynix litigation. Using the accounting guidance from multiple element revenue arrangements, the Company allocated the consideration to each element using the estimated SK hynix Fair Value of the elements which include antitrust litigation settlement, settlement of past infringement, and license agreement as shown in the table above. The following allocations do not reflect any agreement (expressed or implied) reached between the parties on the values attributed to any aspect of this transaction, but instead, reflect only what is required as disclosure under the applicable accounting rules. Based on the estimated SK hynix Fair Value, the total consideration of $240.0 million was allocated to the following elements:

(in millions)	Allocated Consideration
Antitrust litigation settlement	$1.9
Settlement of past infringement	125.8
License agreement	112.3
Total original consideration	$240.0

The consideration of $528.0 million (including the impact of the June 2015 amendment to the agreement and assuming no adjustments to the payments under the terms of the agreements) will be recognized in the Company’s financial statements until 2024 as follows:

·
$526.1 million as "royalty revenue" which represents the allocated consideration related to the settlement of past infringement ($125.8 million) from the resolution of the infringement litigation and the patent license agreement ($400.3 million); and

·	$1.9 million as "gain from settlement" which represents the allocated consideration related to the resolution of the antitrust litigation.

RAMBUS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2015 and 2014, the Company received cash consideration of $56.0 million and $48.0 million, respectively, from SK hynix. The amounts were allocated between royalty revenue ($55.3 million in 2015 and $47.3 million in 2014) and gain from settlement ($0.7 million in 2015 and $0.7 million in 2014) based on the elements’ SK hynix Fair Value.

The cash receipts and remaining future cash receipts from the agreements with SK hynix are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Received in			Estimated to Be Received in					Total Estimated Cash Receipts
	2013	2014	2015	2016	2017	2018	2019	2020 and thereafter
(in millions)
Royalty revenue	$23.6	$47.3	55.3	63.9	$48.0	$40.0	$32.0	$216.0	$526.1
Gain from settlement	0.4	0.7	0.7	0.1	—	—	—	—	1.9
Total	$24.0	$48.0	$56.0	$64.0	$48.0	$40.0	$32.0	$216.0	$528.0

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

During the years ended December 31, 2015 and 2014, the Company received cash consideration of $40.0 million and $40.0 million, respectively, from Micron. The amounts were allocated between royalty revenue ($38.7 million in 2015 and $38.7 million in 2014) and gain from settlement ($1.3 million in 2015 and $1.3 million in 2014) based on the elements’ Micron Fair Value.

The remaining $194.5 million is expected to be paid in successive quarterly payments of $10.0 million, concluding in the fourth quarter of 2020.

The cash receipts and remaining future cash receipts from the agreements with Micron are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Received in			Estimated to Be Received in					Total Estimated Cash Receipts
	2013	2014	2015	2016	2017	2018	2019	2020
(in millions)
Royalty revenue	$5.3	$38.7	$38.7	$39.5	$40.0	$40.0	$40.0	$34.5	$276.7
Gain from settlement	0.2	1.3	1.3	0.5	—	—	—	—	3.3
Total	$5.5	$40.0	$40.0	$40.0	$40.0	$40.0	$40.0	$34.5	$280.0

19. Subsequent Event
On January 25, 2016, the Company acquired Smart Card Software Ltd., a privately held company who is a leader in mobile payments and a leading supplier of smart ticketing systems, which includes Bell Identification Ltd. and Ecebs Ltd., through the purchase of all outstanding shares of Smart Card Software Ltd., for approximately $93 million in cash. Given the timing of the acquisition, the Company is currently evaluating the purchase price allocation for this transaction. As a result, the Company is unable to provide the amount recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed.

Supplementary Financial Data
RAMBUS INC.
CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
Quarterly Statements of Operations
(Unaudited)

	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
	(In thousands, except for per share amounts)
Total revenue	$76,773	$73,779	$72,812	$72,914	$72,040	$69,712	$76,518	$78,288
Total operating costs and expenses (1)	$56,439	$56,139	$57,258	$55,022	$54,455	$55,244	$56,414	$55,099
Operating income	$20,334	$17,640	$15,554	$17,892	$17,585	$14,468	$20,104	$23,189
Net income (2)	$12,992	$182,033	$6,861	$9,502	$7,841	$5,513	$5,043	$7,804
Net income per share — basic	$0.12	$1.56	$0.06	$0.08	$0.07	$0.05	0.04	$0.07
Net income per share — diluted	$0.11	$1.52	$0.06	$0.08	$0.07	$0.05	0.04	$0.07
Shares used in per share calculations — basic (3)	111,476	116,444	116,027	115,336	115,024	114,523	114,116	113,590
Shares used in per share calculations — diluted (3)	113,388	119,542	120,939	117,442	117,620	118,206	117,398	116,629
______________________________________

(1)
The quarterly financial information includes the following amount related to restructuring charges as follows: $3.6 million in the quarter ended December 31, 2015. Refer to Note 15, "Restructuring Charges" of Notes to Consolidated Financial Statements of this Form 10-K.

(2)
The quarterly financial information includes the following amount related to benefit from income taxes related to the deferred tax asset valuation allowance reversal as follows: $174.5 million in the quarter ended September 30, 2015. Refer to Note 16, "Income Taxes" of Notes to Consolidated Financial Statements of this Form 10-K.

(3)
The quarterly financial information includes the impact of the accelerated share repurchase program as follows: 7.8 million shares repurchased in the quarter ended December 31, 2015. Refer to Note 13, "Stockholders' Equity" of Notes to Consolidated Financial Statements of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

By:	/s/ SATISH RISHI
Satish Rishi
Senior Vice President, Finance and Chief Financial Officer
Date: February 19, 2016

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

Signature	Title	Date

/s/ RONALD BLACK	Chief Executive Officer, President and Director (Principal Executive Officer)	February 19, 2016
Ronald Black

/s/ SATISH RISHI	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2016
Satish Rishi

/s/ ERIC STANG	Chairman of the Board of Directors	February 19, 2016
Eric Stang

/s/ J. THOMAS BENTLEY	Director	February 19, 2016
J. Thomas Bentley

/s/ ELLIS THOMAS FISHER	Director	February 19, 2016
Ellis Thomas Fisher

/s/ PENELOPE HERSCHER	Director	February 19, 2016
Penelope Herscher

/s/ CHARLES KISSNER	Director	February 19, 2016
Charles Kissner

/s/ DAVID SHRIGLEY	Director	February 19, 2016
David Shrigley

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3(3)	Amended and Restated Bylaws of Registrant dated April 25, 2013.
4.1(4)	Form of Registrant’s Common Stock Certificate.
4.2(5)	Indenture between Rambus Inc. and U.S. Bank, National Association, dated as of August 16, 2013 (including the form of 1.125% Convertible Senior Note due 2018 therein).
10.1(6)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(7)*	Form of Change of Control Severance Agreement, Agreement entered into by Registrant with each of its named executive officers other than its chief executive officer.
10.3(8)*	1997 Stock Plan (as amended and restated as of April 4, 2007) and related forms of agreements.
10.4(9)*	2006 Equity Incentive Plan, as amended.
10.5(9)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.
10.6(9)*	2006 Employee Stock Purchase Plan as amended.
10.7(10)*	2015 Equity Incentive Plan.
10.8(11)*	Form of Restricted Stock Unit Agreement (2015 Equity Incentive Plan).
10.9(11)*	Form of Stock Option Agreement (2015 Equity Incentive Plan).
10.10(10)*	2015 Employee Stock Purchase Plan.
10.11(12)	Triple Net Space Lease, dated as of December 15, 2009, by and between Registrant and MT SPE, LLC.
10.12(13)**	Settlement Agreement, dated January 19, 2010, among Registrant, Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Semiconductor, Inc. and Samsung Austin Semiconductor, L.P.
10.13(13)**	Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.14(13)**	Stock Purchase Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.15(14)	First Amendment of Lease, dated November 4, 2011, by and between Registrant and MT SPE, LLC.
10.16(15)	Employment Agreement between the Company and Ronald Black, dated as of June 22, 2012.
10.17(16)**	Settlement Agreement, dated June 11, 2013, among Registrant, SK hynix and certain SK hynix affiliates.
10.18(17)**	Semiconductor Patent License Agreement, dated June 11, 2013, between Registrant and SK hynix.
10.19(18)**	Settlement Agreement, dated December 9, 2013, between Rambus Inc., Micron Technology, Inc., and certain Micron affiliates.
10.20(18)**	Semiconductor Patent License Agreement, dated December 9, 2013, between Rambus, Inc. and Micron Technology, Inc.
10.21(18)**	Amendment to Semiconductor Patent License Agreement, dated December 30, 2013, by and between Rambus Inc. and Samsung Electronics Co., Ltd.
10.22(19)**	Amendment 1 to Semiconductor Patent License Agreement, dated June 17, 2015, by and between Rambus Inc. and SK hynix Inc.
10.23	Master Agreement, dated October 26, 2015, by and between Rambus Inc. and Citibank, N.A.
10.24	Separation Agreement, dated December 21, 2015, by and between Rambus Inc. and Kevin Donnelly.
12.1(20)	Computation of ratio of earnings to fixed charges.

21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included in signature page).
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

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)	Incorporated by reference to the Form 8-K filed on April 30, 2013.

(4)	Incorporated by reference to the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(5)	Incorporated by reference to the Form 8-K filed on August 16, 2013.

(6)	Incorporated by reference to the Form S-1 (file no. 333-22885) filed on March 6, 1997.

(7)	Incorporated by reference to the Form 8-K filed on March 9, 2015.

(8)	Incorporated by reference to the Form 10-K filed on September 14, 2007.

(9)	Incorporated by reference to the Form 8-K filed on April 30, 2014.

(10)	Incorporated by reference to the Form 8-K filed on April 28, 2015.

(11)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(12)	Incorporated by reference to the Form 10-K filed on February 25, 2010.

(13)	Incorporated by reference to the Form 10-Q filed on May 3, 2010.

(14)	Incorporated by reference to the Form 10-K filed on February 24, 2012.

(15)	Incorporated by reference to the Form 8-K filed on June 25, 2012.

(16)	Incorporated by reference to the Form 10-Q/A filed on January 13, 2014.

(17)	Incorporated by reference to the Form 10-Q filed on July 29, 2013.

(18)	Incorporated by reference to the Form 10-K filed on February 21, 2014.

(19)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(20)	Incorporated by reference to the Form S-3 filed on June 22, 2009.