Form 10-Q
period 2016-03-31
RAMBUS INC
filed 2016-04-22
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 110,077,451 as of March 31, 2016.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$136,629	$143,764
Marketable securities	88,943	143,942
Accounts receivable	14,617	16,408
Prepaids and other current assets	13,017	11,476
Total current assets	253,206	315,590
Intangible assets, net	114,325	64,266
Goodwill	163,805	116,899
Property, plant and equipment, net	56,403	56,616
Deferred tax assets	160,464	162,485
Other assets	4,622	2,165
Total assets	$752,825	$718,021
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,874	$4,096
Accrued salaries and benefits	8,432	12,278
Deferred revenue	7,317	5,780
Accrued acquisition liability	12,100	—
Other current liabilities	7,392	6,212
Total current liabilities	40,115	28,366
Convertible notes, long-term	121,069	119,418
Long-term imputed financing obligation	38,496	38,625
Long-term income taxes payable	3,110	2,903
Deferred tax liabilities	14,677	—
Other long-term liabilities	637	2,176
Total liabilities	218,104	191,488
Commitments and contingencies (Notes 9 and 13)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at March 31, 2016 and December 31, 2015	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 110,077,451 shares at March 31, 2016 and 109,287,591 shares at December 31, 2015	110	109
Additional paid-in capital	1,137,500	1,130,368
Accumulated deficit	(602,439)	(604,317)
Accumulated other comprehensive income (loss)	(450)	373
Total stockholders’ equity	534,721	526,533
Total liabilities and stockholders’ equity	$752,825	$718,021
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share amounts)
Revenue:
Royalties	$62,877	$66,963
Contract and other revenue	9,805	5,951
Total revenue	72,682	72,914
Operating costs and expenses:
Cost of revenue*	12,207	10,756
Research and development*	28,527	28,534
Sales, general and administrative*	23,095	18,502
Gain from sale of intellectual property	—	(2,260)
Gain from settlement	(441)	(510)
Total operating costs and expenses	63,388	55,022
Operating income	9,294	17,892
Interest income and other income (expense), net	242	132
Interest expense	(3,141)	(3,083)
Interest and other income (expense), net	(2,899)	(2,951)
Income before income taxes	6,395	14,941
Provision for income taxes	4,517	5,439
Net income	$1,878	$9,502
Net income per share:
Basic	$0.02	$0.08
Diluted	$0.02	$0.08
Weighted average shares used in per share calculation:
Basic	109,733	115,336
Diluted	112,252	117,442
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	$14	$12
Research and development	$2,080	$1,767
Sales, general and administrative	$2,770	$1,987

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Net income	$1,878	$9,502
Other comprehensive income:
Foreign currency translation adjustment	(640)	—
Unrealized gain (loss) on marketable securities, net of tax	(183)	53
Total comprehensive income	$1,055	$9,555

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$1,878	$9,502
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,864	3,766
Depreciation	2,969	3,227
Amortization of intangible assets	7,719	6,322
Non-cash interest expense and amortization of convertible debt issuance costs	1,651	1,559
Deferred income taxes	1,142	644
Incremental tax benefits from stock-based compensation	(485)	(182)
Gain from sale of intellectual property and property, plant and equipment, net	(37)	(2,267)
Change in operating assets and liabilities:
Accounts receivable	10,015	(540)
Prepaid expenses and other assets	(2,398)	(1,436)
Accounts payable	266	(965)
Accrued salaries and benefits and other liabilities	(9,857)	(5,959)
Income taxes payable	(233)	(86)
Deferred revenue	(1,236)	1,272
Net cash provided by operating activities	16,258	14,857
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,599)	(1,095)
Purchases of marketable securities	—	(46,779)
Maturities of marketable securities	54,585	40,070
Proceeds from sale of marketable securities	—	6,600
Proceeds from sale of intellectual property and property, plant and equipment	—	2,280
Acquisition of business, net of cash acquired	(80,523)	—
Net cash provided by (used in) investing activities	(27,537)	1,076
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	3,799	1,424
Principal payments against lease financing obligation	(140)	(98)
Incremental tax benefits from stock-based compensation	485	182
Net cash provided by financing activities	4,144	1,508
Net increase (decrease) in cash and cash equivalents	(7,135)	17,441
Cash and cash equivalents at beginning of period	143,764	154,126
Cash and cash equivalents at end of period	$136,629	$171,567

Non-cash investing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$830	$248
Assumed cash liability from acquisition	$12,100	$—

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
The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2015.
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
For the three months ended March 31, 2016, only MID and CRD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining other operating segments were shown under “Other.”
Reclassifications
Certain prior periods' amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income for any of the periods presented. Refer to Note 8 "Convertible Notes" for details.
2. Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This ASU will become effective for the Company on January 1, 2017. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases." This ASU requires assets and liabilities arising from leases, including operating leases, to be recognized on the balance sheet. This ASU will become effective for the Company in the first quarter of fiscal year 2019, and requires adoption using a modified retrospective approach. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes (Topic 740)," to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this ASU as of December 31, 2015 on a prospective basis. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company has adopted this ASU as of March 31, 2016 on a retrospective basis. Refer to Note 8, "Convertible Notes" for further details.
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
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2016	2015
Net income per share:	(In thousands, except per share amounts)
Numerator:
Net income	$1,878	$9,502
Denominator:
Weighted-average shares outstanding - basic	109,733	115,336
Effect of potential dilutive common shares	2,519	2,106
Weighted-average shares outstanding - diluted	112,252	117,442
Basic net income per share	$0.02	$0.08
Diluted net income per share	$0.02	$0.08
For the three months ended March 31, 2016 and 2015, options to purchase approximately 2.6 million and 3.8 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense.

4. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for each of the reportable segments for the three months ended March 31, 2016:

Reportable Segment:	As of December 31, 2015	Additions to Goodwill (1)	Impairment Charge of Goodwill	Effect of Exchange Rates	As of March 31, 2016
	(In thousands)
MID	$19,905	$—	$—	$—	$19,905
CRD	96,994	47,239	—	(333)	143,900
Total	$116,899	$47,239	$—	$(333)	$163,805
(1) During the first quarter of 2016, the Company acquired Smart Card Software Limited (“SCS”) which resulted in the addition to goodwill. See Note 16, “Acquisition” for further details.

	As of
	March 31, 2016
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$19,905	$—	$19,905
CRD	143,900	—	143,900
Other	21,770	(21,770)	—
Total	$185,575	$(21,770)	$163,805
Intangible Assets
The components of the Company’s intangible assets as of March 31, 2016 and December 31, 2015 were as follows:

		As of March 31, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology (1)	3 to 10 years	$212,244	$(133,426)	$78,818
Customer contracts and contractual relationships (1)	1 to 10 years	63,824	(28,317)	35,507
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$276,368	$(162,043)	$114,325
(1) Includes intangible assets from the acquisition of SCS. See Note 16, “Acquisition” for further details.

		As of December 31, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$185,321	$(127,028)	$58,293
Customer contracts and contractual relationships	1 to 10 years	31,093	(25,120)	5,973
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$216,714	$(152,448)	$64,266

During the three months ended March 31, 2016, the Company did not sell any intangible assets. During the three months ended March 31, 2015, the Company did not purchase or sell any intangible assets.

Included in customer contracts and contractual relationships are favorable contracts which are acquired software and service agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduces the favorable contract intangible asset. For the three months ended March 31, 2016, the Company received $1.7 million related to the favorable contracts. For the three months ended March 31, 2015, the Company did not receive any cash related to the favorable contracts. As of March 31, 2016 and December 31, 2015, the net balance of the favorable contract intangible assets was $6.9 million and zero, respectively.
Amortization expense for intangible assets for the three months ended March 31, 2016 was $7.7 million. Amortization expense for intangible assets for the three months ended March 31, 2015 was $6.3 million. The estimated future amortization expense of intangible assets as of March 31, 2016 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2016 (remaining 9 months)	$30,394
2017	34,102
2018	20,519
2019	11,391
2020	10,903
Thereafter	7,016
$114,325

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

5.  Segments and Major Customers
For the three months ended March 31, 2016, MID and CRD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.”
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
The tables below present reported segment operating income (loss) for the three months ended March 31, 2016 and 2015, respectively.

	For the Three Months Ended March 31, 2016
	MID	CRD	Other	Total
	(In thousands)
Revenues	$53,545	$14,101	$5,036	$72,682
Segment operating expenses	12,043	11,910	7,126	31,079
Segment operating income (loss)	$41,502	$2,191	$(2,090)	$41,603
Reconciling items				(32,309)
Operating income				$9,294
Interest and other income (expense), net				(2,899)
Income before income taxes				$6,395

	For the Three Months Ended March 31, 2015
	MID	CRD	Other	Total
	(In thousands)
Revenues	$54,733	$12,826	$5,355	$72,914
Segment operating expenses	11,520	7,339	7,259	26,118
Segment operating income (loss)	$43,213	$5,487	$(1,904)	$46,796
Reconciling items				(28,904)
Operating income				$17,892
Interest and other income (expense), net				(2,951)
Income before income taxes				$14,941
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at March 31, 2016 and December 31, 2015, respectively, was as follows:

	As of
Customer	March 31, 2016	December 31, 2015
Customer 1 (Other segment)	24%	27%
Customer 2 (CRD reportable segment)	21%	21%
Customer 3 (MID reportable segment)	*	28%
Customer 4 (MID reportable segment)	*	16%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period
Revenue from the Company’s major customers representing 10% or more of total revenue for the three months ended March 31, 2016 and 2015, respectively, was as follows:

	Three Months Ended
	March 31,
Customer	2016	2015
Customer A (MID and CRD reportable segments)	21%	21%
Customer B (MID reportable segment)	22%	16%
Customer C (MID reportable segment)	13%	13%

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
South Korea	$31,454	$26,821
USA	25,265	27,707
Japan	4,987	8,491
Europe	3,793	5,175
Canada	214	196
Singapore	4,619	2,810
Asia-Other	2,350	1,714
Total	$72,682	$72,914

6. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.  As of March 31, 2016 and December 31, 2015, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of March 31, 2016
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$90,342	$90,342	$—	$—	0.20%
U.S. Government bonds and notes	14,057	14,061	—	(4)	0.48%
Corporate notes, bonds, commercial paper and other	74,886	74,910	2	(26)	0.56%
Total cash equivalents and marketable securities	179,285	179,313	2	(30)
Cash	46,287	46,287	—	—
Total cash, cash equivalents and marketable securities	$225,572	$225,600	$2	$(30)

	As of December 31, 2015
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$77,804	$77,804	$—	$—	0.12%
U.S. Government bonds and notes	14,110	14,142	—	(32)	0.48%
Corporate notes, bonds, commercial paper and other	160,823	160,979	—	(156)	0.45%
Total cash equivalents and marketable securities	252,737	252,925	—	(188)
Cash	34,969	34,969	—	—
Total cash, cash equivalents and marketable securities	$287,706	$287,894	$—	$(188)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	March 31, 2016	December 31, 2015
	(In thousands)
Cash equivalents	$90,342	$108,795
Short term marketable securities	88,943	143,942
Total cash equivalents and marketable securities	179,285	252,737
Cash	46,287	34,969
Total cash, cash equivalents and marketable securities	$225,572	$287,706

The Company continues to invest in highly rated quality, highly liquid debt securities. As of March 31, 2016, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015 are as follows:

	Fair Value		Gross Unrealized Loss
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(In thousands)
Less than one year
U.S. Government bonds and notes	$10,212	$14,110	$(4)	$(32)
Corporate notes, bonds and commercial paper	47,247	145,563	(26)	(156)
Total Corporate notes, bonds, and commercial paper and U.S. Government bonds and notes	$57,459	$159,673	$(30)	$(188)

The gross unrealized loss at March 31, 2016 and December 31, 2015 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government sponsored obligations and corporate notes and bonds. There is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 7, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.
7. Fair Value of Financial Instruments
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$90,342	$90,342	$—	$—
U.S. Government bonds and notes	14,057	—	14,057	—
Corporate notes, bonds, commercial paper and other	74,886	922	73,964	—
Total available-for-sale securities	$179,285	$91,264	$88,021	$—

	As of December 31, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$77,804	$77,804	$—	$—
U.S. Government bonds and notes	14,110	—	14,110	—
Corporate notes, bonds, commercial paper and other	160,823	1,264	159,559	—
Total available-for-sale securities	$252,737	$79,068	$173,669	$—

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
For the three months ended March 31, 2016 and 2015, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016			As of December 31, 2015
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.125% Convertible Senior Notes due 2018 (the "2018 Notes")	$138,000	$121,069	$174,853	$138,000	$119,418	$156,292

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 8, "Convertible Notes," as of March 31, 2016, the 2018 Notes are carried at their face value of $138.0 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.

8. Convertible Notes
The Company adopted ASU 2015-03 during the first quarter of 2016. Pursuant to the guidance in ASU 2015-03, the Company has reclassified unamortized debt issuance costs associated with the Company's 2018 Notes in the previously reported Consolidated Balance Sheet as of December 31, 2015, as follows:

(In thousands)	As presented December 31, 2015	Reclassifications	As adjusted December 31, 2015
Other assets	$3,648	$(1,483)	$2,165
Convertible notes, long-term	120,901	(1,483)	119,418
The Company’s convertible notes are shown in the following table:

(In thousands)	As of March 31, 2016	As of December 31, 2015
1.125% Convertible Senior Notes due 2018	$138,000	$138,000
Unamortized discount	(15,589)	(17,099)
Unamortized debt issuance costs	(1,342)	(1,483)
Total convertible notes	$121,069	$119,418
Less current portion	—	—
Total long-term convertible notes	$121,069	$119,418

Interest expense related to the notes for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
2018 Notes coupon interest at a rate of 1.125%	$388	$403
2018 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 5.5%	1,651	1,559
Total interest expense on convertible notes	$2,039	$1,962

9. Commitments and Contingencies
As of March 31, 2016, the Company’s material contractual obligations were as follows (in thousands):

	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$26,856	$4,636	$6,302	$6,447	$6,602	$2,869	$—
Leases and other contractual obligations	10,425	3,847	2,823	1,798	1,040	456	461
Software licenses (3)	3,562	1,497	1,300	765	—	—	—
Convertible notes	138,000	—	—	138,000	—	—	—
Interest payments related to convertible notes	3,881	776	1,553	1,552	—	—	—
Total	$182,724	$10,756	$11,978	$148,562	$7,642	$3,325	$461
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $22.1 million including $19.6 million recorded as a reduction of long-term deferred tax assets and $2.5 million in long-term income taxes payable as of March 31, 2016. As noted below in Note 12, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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
Building lease expense was approximately $0.8 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. Deferred rent of $0.7 million and $0.8 million as of March 31, 2016 and December 31, 2015, respectively, was included primarily in other long-term liabilities.
Indemnification
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this is not always possible.  The fair value of the liability as of March 31, 2016 and December 31, 2015 is not material.

10. Equity Incentive Plans and Stock-Based Compensation
As of March 31, 2016, 8,408,844 shares of the 35,400,000 cumulative shares approved under both the current 2015 Equity Incentive Plan (the “2015 Plan”) and past 2006 Equity Incentive Plan (the “2006 Plan”) remain available for grant, which included an increase of 4,000,000 shares approved under the 2015 Plan. On April 23, 2015, the Company's stockholders approved the 2015 Plan, which authorizes 4,000,000 shares for future issuance plus the number of shares that remained available for grant under the 2006 Plan as of the effective date of the 2015 Plan. The 2015 Plan became effective and replaced the 2006 Plan on April 23, 2015. The 2015 Plan was the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of March 31, 2016. No further awards will be made under the 2006 Plan, but the 2006 Plan will continue to govern awards previously granted under it. In addition, any shares subject to stock options or other awards granted under the 2006 Plan that on or after the effective date of the 2015 Plan are forfeited, cancelled, exchanged or surrendered or terminate under the 2006 Plan will become available for grant under the 2015 Plan. Additionally, the 1997 Stock Option Plan (the “1997 Plan”) continues to govern awards previously granted under that plan.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2015	11,173,545
Stock options granted	(440,000)
Stock options forfeited	470,134
Stock options expired under former plans	(192,467)
Nonvested equity stock and stock units granted (1) (2)	(3,060,279)
Nonvested equity stock and stock units forfeited (1)	457,911
Total available for grant as of March 31, 2016	8,408,844
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

(2)
Amount includes 300,003 shares that have been reserved for potential future issuance related to certain performance unit awards granted in the first quarter of 2016 and discussed under the section titled "Nonvested Equity Stock and Stock Units" below.

General Stock Option Information
The following table summarizes stock option activity under the 1997 Plan, 2006 Plan and 2015 Plan for the three months ended March 31, 2016 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2016.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2015	8,995,017	$10.01
Options granted	440,000	$12.31
Options exercised	(550,229)	$6.82
Options forfeited	(470,134)	$15.02
Outstanding as of March 31, 2016	8,414,654	$10.06	5.75	$43,807
Vested or expected to vest at March 31, 2016	8,129,382	$10.12	5.68	$42,263
Options exercisable at March 31, 2016	5,139,627	$11.39	4.66	$24,873

No stock options that contain a market condition were granted during the three months ended March 31, 2016. As of March 31, 2016 and December 31, 2015, there were 1,225,000 and 1,315,000, respectively, stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable. The fair values of the options granted with a market condition were calculated, on their respective grant dates, using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at March 31, 2016, based on the $13.75 closing stock price of Rambus’ common stock on March 31, 2016 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of March 31, 2016 was 6,922,015 and 3,702,454, respectively.
Employee Stock Purchase Plan
No purchases were made under the 2006 Employee Stock Purchase Plan ("2006 ESPP") or 2015 Employee Stock Purchase Plan ("2015 ESPP") during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, 2,000,000 shares under the 2015 ESPP remain available for issuance. The 2006 ESPP remained in effect until the Company’s November 2, 2015 offering period, at which time the first offering period under the 2015 ESPP began.
Stock-Based Compensation
For the three months ended March 31, 2016 and 2015, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors the 2015 ESPP (and previously the 2006 ESPP), whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
During the three months ended March 31, 2016, the Company granted 440,000 stock options with an estimated total grant-date fair value of $2.1 million. During the three months ended March 31, 2016, the Company recorded stock-based compensation expense related to stock options of $1.2 million.
During the three months ended March 31, 2015, the Company granted 362,335 stock options, with an estimated total grant-date fair value of $1.7 million. During the three months ended March 31, 2015, the Company recorded stock-based compensation expense related to stock options of $2.2 million.
As of March 31, 2016, there was $7.4 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested as of March 31, 2016 was $36.9 million.
The total intrinsic value of options exercised was $3.1 million for the three months ended March 31, 2016. The total intrinsic value of options exercised was $1.0 million for the three months ended March 31, 2015. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
During the three months ended March 31, 2016, net proceeds from employee stock option exercises totaled approximately $3.8 million.
Employee Stock Purchase Plan
For the three months ended March 31, 2016, the Company recorded compensation expense related to the 2015 ESPP of $0.5 million. For the three months ended March 31, 2015, the Company recorded compensation expense related to the 2006 ESPP of $0.4 million. As of March 31, 2016, there was $0.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three months ended March 31, 2016 and 2015 calculated in accordance with accounting for share-based payments.

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

	Stock Option Plans
	Three Months Ended
	March 31,
	2016	2015
Stock Option Plans
Expected stock price volatility	36%	41%
Risk free interest rate	1.7%	1.2%
Expected term (in years)	6.1	6.0
Weighted-average fair value of stock options granted to employees	$4.66	$4.59
No shares were issued under the 2015 ESPP and 2006 ESPP during the three months ended March 31, 2016 and 2015, respectively.
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three months ended March 31, 2016, the Company granted nonvested equity stock units totaling 1,840,184 shares under the 2015 Plan. During the three months ended March 31, 2015, the Company granted nonvested equity stock units totaling 1,521,178 shares under the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is 1 year. For the three months ended March 31, 2016, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $22.7 million. For the three months ended March 31, 2015, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $17.1 million. During the first quarters of 2016 and 2015, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance conditions. The ultimate number of performance units that can be earned can range from 0% to 150% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company's shares available for grant has been reduced to reflect the shares that could be earned at 150% of target. During the three months ended March 31, 2016 and 2015, the Company recorded $0.6 million and $0.2 million of stock-based compensation expense related to these performance unit awards, respectively.
For the three months ended March 31, 2016, the Company recorded stock-based compensation expense of approximately $3.2 million related to all outstanding nonvested equity stock grants. For the three months ended March 31, 2015, the Company recorded stock-based compensation expense of approximately $1.2 million related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $36.2 million at March 31, 2016. This amount is expected to be recognized over a weighted average period of 3.2 years.
The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2016:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2015	3,008,118	$11.32
Granted	1,840,184	$12.33
Vested	(362,963)	$10.04
Forfeited	(164,864)	$11.61
Nonvested at March 31, 2016	4,320,475	$11.85

11.  Stockholders’ Equity
Share Repurchase Program
During the three months ended March 31, 2016, the Company did not repurchase any shares of its common stock under its share repurchase program.
On January 21, 2015, the Company's Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan.
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

As of March 31, 2016, there remained an outstanding authorization to repurchase approximately 12.2 million shares of the Company's outstanding common stock under the current share repurchase program.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

12. Income Taxes
The Company recorded a provision for income taxes of $4.5 million and $5.4 million for the three months ended March 31, 2016 and 2015, respectively. The income taxes for the three months ended March 31, 2016 is primarily comprised of the Company's U.S. federal, state and foreign taxes and income tax expense recognized from exercises and expiration of shares from equity incentive plans. The provision for income taxes for the three months ended March 31, 2015 was primarily comprised of withholding taxes, state taxes and other foreign taxes based upon income earned during the period.
During the three months ended March 31, 2016, the Company paid withholding taxes of $5.5 million. During the three months ended March 31, 2015, the Company paid withholding taxes of $4.8 million.
As of March 31, 2016, the Company’s unaudited condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $166.7 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible notes.
As of March 31, 2016, the Company continues to maintain a valuation allowance against the majority of its state deferred tax assets. Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realizability of the Company's net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company continues to maintain a deferred tax asset valuation allowance of $21.9 million as of March 31, 2016.

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

As of March 31, 2016, the Company had approximately $22.1 million of unrecognized tax benefits, including $19.6 million recorded as a reduction of long-term deferred tax assets and $2.5 million in long-term income taxes payable. If recognized, approximately $2.5 million would be recorded as an income tax benefit. As of December 31, 2015, the Company had $20.8 million of unrecognized tax benefits, including $18.6 million recorded as a reduction of long-term deferred tax assets and $2.2 million recorded in long-term income taxes payable.

Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At March 31, 2016 and December 31, 2015, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2012 and forward. The California returns are subject to examination from 2009 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ended March 2009 and forward. The Company is currently under examination by California for the 2010 and 2011 tax years. The Company’s India subsidiary is under examination by the Indian tax administration for tax years beginning 2011. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.
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
In June 2015, the Company signed an amendment that extends its current agreement with SK hynix for an additional six years for use of Rambus memory-related patented innovations in SK hynix semiconductor products. The Company signed the original agreement with SK hynix for a five-year term in June 2013. Under the amendment, SK hynix has agreed to continue to pay the Company an average quarterly cash payment of $12.0 million which equates to $432.0 million from the signing of the amendment through the term of the agreement ending July 1, 2024, provided that (a) for each of the six full calendar quarters immediately following July 1, 2015, SK hynix will pay the Company a quarterly cash payment of $16.0 million, and (b) in addition, after December 1, 2017, SK hynix will have the option to make six quarterly cash payments of $8.0 million upon six months written notice. In addition, SK hynix has the option to renew the agreement for an additional three-year extension under the existing rate structure.
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
During the first quarter of 2016, the Company received cash consideration of $16.0 million from SK hynix. The amount was allocated between royalty revenue ($15.9 million) and gain from settlement ($0.1 million) based on the elements’ SK hynix Fair Value.
The cumulative cash receipts through March 31, 2016 and the remaining future cash receipts from the agreements with SK hynix are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements (and assuming the option to make the lower payments begins with payments made during the middle of 2018):

	Cumulative Received to-date as of March 31,	Estimated to Be Received in						Total Estimated Cash Receipts
	2016	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter
(in millions)
Royalty revenue	$142.1	$48.0	$48.0	$40.0	$32.0	$48.0	$168.0	$526.1
Gain from settlement	1.9	—	—	—	—	—	—	1.9
Total	$144.0	$48.0	$48.0	$40.0	$32.0	$48.0	$168.0	$528.0
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
During the first quarter of 2016, the Company received cash consideration of $10.0 million from Micron. The amount was allocated between royalty revenue ($9.7 million) and gain from settlement ($0.3 million) based on the elements’ Micron Fair Value.
The remaining $184.5 million is expected to be paid in successive quarterly payments of $10.0 million, concluding in the fourth quarter of 2020.

The cumulative cash receipts through March 31, 2016 and the remaining future cash receipts from the agreements with Micron are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Cumulative Received to-date as of March 31,	Estimated to Be Received in					Total Estimated Cash Receipts
	2016	Remainder of 2016	2017	2018	2019	2020
(in millions)
Royalty revenue	$92.3	$29.9	$40.0	$40.0	$40.0	$34.5	$276.7
Gain from settlement	3.2	0.1	—	—	—	—	3.3
Total	$95.5	$30.0	$40.0	$40.0	$40.0	$34.5	$280.0

15. Restructuring Charges
The 2015 Plan
During 2015, the Company initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on sales, general and administrative programs and refining some of its research and development efforts ("the 2015 Plan"). In connection with this restructuring program, the Company initiated a plan of termination resulting in a reduction of 8% of the Company's headcount. The Company estimated that it would incur a cash payout related to the reduction in force of approximately $3.0 million, which is related to severance and termination benefits. The estimated non-cash expense was expected to be approximately $1.0 million. During the year ended December 31, 2015, the Company recorded a charge of $3.6 million related primarily to the reduction in workforce, of which $1.4 million was related to the MID reportable segment, $0.1 million was related to the CRD reportable segment, $1.2 million was related to the Other segment and $0.9 million was related to corporate support functions. The majority of the 2015 Plan was completed in the first quarter of 2016.
The following table summarizes the 2015 Plan restructuring activities during the three months ended March 31, 2016:

	Employee Severance and Related Benefits	Facilities		Total
	(In thousands)
Balance at December 31, 2014	$—	$—		$—
Charges	2,993	583		3,576
Payments	(1,765)	—		(1,765)
Non-cash settlements	—	(583)	*	(583)
Balance at December 31, 2015	$1,228	$—		$1,228
Payments	(1,181)	—		(1,181)
Balance at March 31, 2016	$47	—		$47
______________________________________
*The non-cash charge of $583 thousand is related to the write down of fixed assets related to the Other segment.

16. Acquisition
Smart Card Software Limited
On January 25, 2016, the Company completed its acquisition of Smart Card Software Limited (“SCS”), a privately-held company incorporated in the United Kingdom, by acquiring all issued and outstanding shares of capital stock of SCS. Pursuant to the merger agreement on January 25, 2016, SCS was merged into Rambus, Inc. The transaction was denominated in British pounds. Under the terms of the merger agreement, the total consideration in U.S. dollar equivalent was $104.7 million which included the purchase price of $92.6 million paid on January 25, 2016 and purchase adjustments to be paid in the second quarter of 2016 totaling $12.1 million and comprised of $11.6 million in cash, $4.0 million in working capital, offset by $3.5 million in debt assumed from SCS. Of the purchase price, approximately $17.1 million of the consideration was deposited into an escrow account to fund indemnification obligations and other contractual provisions, with releases of portions of the escrow at various intervals through 18 months. SCS is a leader in mobile payments and a leading supplier of smart ticketing systems, which includes Bell Identification Ltd. and Ecebs Ltd. SCS is part of the CRD reporting unit. This acquisition will complement the Company's CRD reporting unit by allowing the Company to leverage its foundational security technology to offer differentiated, value-added security solutions to its customers. As of March 31, 2016, the Company has incurred approximately $2.0 million in direct acquisition costs in connection with the acquisition which were expensed as incurred.
The initial purchase price allocation and related accounting for this acquisition is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and the Company's estimates and assumptions for the acquisition are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary area of the preliminary estimates that are not yet finalized, relate to working capital adjustments and valuation of net assets.
The fair value of the assets acquired has been determined primarily by using valuation methods that discount the expected future cash flows to present value using estimates and assumptions determined by management. The Company performed a valuation of the net assets acquired as of the January 25, 2016 closing date. The total consideration from the business combination was allocated as follows:

Total
(in thousands)
Cash	$12,056
Accounts receivable	6,563
Property and equipment	524
Other tangible assets	1,462
Identified intangible assets	59,700
Goodwill	47,239
Accounts payable and accrued liabilities	(5,996)
Deferred income taxes	(15,556)
Deferred revenue	(1,313)
Total	$104,679

The goodwill arising from the acquisition is primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of SCS. This goodwill is not expected to be deductible for tax purposes.

The identified intangible assets assumed in the acquisition of SCS were recognized as follows based upon their estimated fair values as of the acquisition date:

	Total	Estimated Weighted Average Useful Life
	(in thousands)	(in years)
Existing technology	$24,600	6
Customer contracts and contractual relationships (1)	35,100	6
Total	$59,700
(1) Includes favorable contracts of $8.3 million with an estimated useful life of 5 years. The favorable contracts are acquired software and service agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduces the favorable contract intangible asset.

Disclosure of proforma earnings attributable to SCS is excluded as it would be impracticable, since the acquired company was a closely-held foreign private entity, its historical financial records are not available in U.S. GAAP and the Company is still in the preliminary stages of the acquisition and related integration efforts.
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

Advanced Micro Devices Inc.	AMD
Broadcom Corporation	Broadcom
Cryptography Research Division	CRD
Eaton Corporation plc	Eaton
Elpida Memory, Inc.	Elpida
Emerging Solutions Division	ESD
Freescale Semiconductor Inc.	Freescale
Fujitsu Limited	Fujitsu
General Electric Company	GE
Intel Corporation	Intel
International Business Machines Corporation	IBM
Lighting and Display Technology	LDT
LSI Corporation (now a division of Avago Technologies Limited)	LSI
Memory and Interfaces Division	MID
Micron Technologies, Inc.	Micron
Nanya Technology Corporation	Nanya
Qualcomm Incorporated	Qualcomm
Panasonic Corporation	Panasonic
Renesas Electronics	Renesas
Samsung Electronics Co., Ltd.	Samsung
SK hynix, Inc.	SK hynix
Smart Card Software Ltd.	SCS
Sony Computer Electronics	Sony
ST Microelectronics N.V.	STMicroelectronics
Toshiba Corporation	Toshiba

Business Overview
Rambus creates cutting-edge semiconductor and IP products, spanning memory and interfaces to security, smart sensors and lighting. Our chips, customizable IP cores, architecture licenses, tools, services, software, training and innovations improve the competitive advantage of our customers. We collaborate with the industry, partnering with leading ASIC and SoC designers, foundries, IP developers, EDA companies and validation labs. Our products are integrated into tens of billions of devices and systems, powering and securing diverse applications, including Big Data, Internet of Things (IoT), mobile, consumer and media platforms. We generate revenue by licensing our inventions and solutions, selling our semiconductor and security products and providing services to market-leading companies.
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
We have four operational units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research Division, or CRD, which focuses on the design, development and licensing of technologies for chip and system security, anti-counterfeiting, smart ticketing and mobile payments; (3) Emerging Solutions Division, or ESD, which includes our computational sensing and imaging group along with our development efforts in the area of emerging technologies; and (4) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting. As of March 31, 2016, MID and CRD were considered reportable segments as they met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.” For additional information concerning segment reporting, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Our inventions and technology solutions are primarily offered to our customers through either a patent license or a technology license. Royalties from patent licenses accounted for 81% and 89% of our consolidated revenue for the three months ended March 31, 2016 and 2015, respectively. Royalties from technology licenses accounted for 5% and 3% of our consolidated revenue for the three months ended March 31, 2016 and 2015, respectively. Today, a majority of our revenues are derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer's own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods of up to ten years. Leading consumer product, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, GE, IBM, Intel, LSI, Micron, Nanya, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics and Toshiba have licensed our patents for use in their own products. The majority of our intellectual property was developed in-house and we have expanded our business strategy of monetizing our intellectual property to include the sale of select intellectual property. As any sales executed under this expanded strategy represent a component of our ongoing major or central operations and activities, we will record the related proceeds as revenue.
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
As of March 31, 2016, our semiconductor, lighting, security and other technologies are covered by 1,871 U.S. and foreign patents. Additionally, we have 671 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
Executive Summary
During the first quarter of 2016, we acquired Smart Card Software Ltd., or SCS, a privately held company who is a leader in mobile payments and a leading supplier of smart ticketing systems, which includes Bell Identification Ltd., or Bell ID, and Ecebs Ltd. through the purchase of all outstanding shares of SCS, for approximately $105 million. We expect the acquisition of SCS to be accretive to revenue within the first twelve months from the date of acquisition. Our Bell ID group will support international issuing banks, payment schemes and processors to integrate with Android Pay. Bell ID customers can utilize its Token Service Provider (TSP) software to enable and secure near field communication (NFC) payments functionality on Android phones.

Additionally, we have extended our patent license agreement with AMD. Under the terms of the agreement, AMD will continue to be licensed for its integrated circuit and circuit board products for an additional five years.

Engineering expenses continue to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three months ended March 31, 2016 increased $1.4 million as compared to the same period in 2015 primarily due to increased headcount related expenses of $0.7 million, increased expenses related to software design tools of $0.8 million, increased amortization costs of $0.6 million due to the acquisition of SCS and increased stock-based compensation expense of $0.3 million, offset by decreased bonus accrual expense of $0.4 million, decreased prototyping costs of $0.3 million, decreased consulting costs of $0.2 million and decreased depreciation expense of $0.2 million.

Sales, general and administrative expenses for the three months ended March 31, 2016 increased $4.6 million as compared to the same period in 2015 primarily due to increased headcount related expenses of $0.7 million, increased stock-based compensation expense of $0.8 million, increased amortization costs of $0.7 million due to the acquisition of SCS, and various acquisition related costs of $1.8 million, including legal, accounting and other compliance fees.
Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, the use and adoption of our inventions or technologies and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 70% and 66% of our revenue for the three months ended March 31, 2016 and 2015, respectively. As a result of renewing with Samsung in 2013 and settling with SK hynix and Micron in 2013, as well as extending our license agreement with SK hynix in June 2015, Samsung, SK hynix and Micron are expected to account for a significant portion of our ongoing licensing revenue. For both the three months ended March 31, 2016 and 2015, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue.
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
During the third quarter of 2015 we announced that we are in technical development of the buffer chipset which we are currently sampling to key potential customers and critical ecosystem partners. We are currently working to make the chipset commercially available, but we do not expect any material contribution to revenue from the chipset in 2016.
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
Our revenue from companies headquartered outside of the United States accounted for approximately 65% and 62% of our total revenue for the three months ended March 31, 2016 and 2015, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, the majority of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk.

For additional information concerning international revenue, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Engineering costs in the aggregate and as a percentage of revenue increased for the three months ended March 31, 2016 as compared to the same period in the prior year. In the near term, we expect engineering costs in the aggregate to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies, including costs related to the acquisition of SCS.
Sales, general and administrative expenses in the aggregate and as a percentage of revenue increased for the three months ended March 31, 2016 as compared to the same period in the prior year. In the past, our litigation expenses have been high and difficult to predict. Because we successfully negotiated settlements and license agreements with SK hynix, Micron and Nanya during the course of 2013 and 2014, we have settled all outstanding litigation and should no longer have material litigation expenses related to these specific matters. To the extent litigation is again necessary, our expectations on the amount and timing of any future general and administrative costs is uncertain. In the near term, we expect our sales, general and administrative costs in the aggregate to be lower as the acquisition costs associated with SCS occurred primarily during the first quarter of 2016.
Our continued investment in research and development projects, involvement in any future litigation or other legal proceedings and any lower revenue from our customers in the future, will negatively affect our cash from operations.
As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth, including the acquisition of SCS.

To provide us with more flexibility in returning capital back to our shareholders, on January 21, 2015, our Board authorized a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. In the fourth quarter of 2015, we entered into an accelerated share repurchase program to repurchase an aggregate of $100.0 million of our common stock and received an initial delivery of 7.8 million shares. We may continue to tactically execute the share repurchase program from time to time.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Royalties	86.5%	91.8%
Contract and other revenue	13.5%	8.2%
Total revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	16.8%	14.8%
Research and development*	39.2%	39.1%
Sales, general and administrative*	31.8%	25.4%
Gain from sale of intellectual property	—%	(3.1)%
Gain from settlement	(0.6)%	(0.7)%
Total operating costs and expenses	87.2%	75.5%
Operating income	12.8%	24.5%
Interest income and other income (expense), net	0.3%	0.2%
Interest expense	(4.3)%	(4.2)%
Interest and other income (expense), net	(4.0)%	(4.0)%
Income before income taxes	8.8%	20.5%
Provision for income taxes	6.2%	7.5%
Net income	2.6%	13.0%
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	0.0%	0.0%
Research and development	2.9%	2.4%
Sales, general and administrative	3.8%	2.7%

	Three Months
	Ended March 31,		Change in
(Dollars in millions)	2016	2015	Percentage
Total Revenue
Royalties	$62.9	$67.0	(6.1)%
Contract and other revenue	9.8	5.9	64.8%
Total revenue	$72.7	$72.9	(0.3)%

Royalty Revenue

Patent Licenses

Our patent royalties decreased approximately $5.9 million to $59.1 million for the three months ended March 31, 2016 from $65.0 million for the same period in 2015. The decrease was primarily due to lower royalty revenue from AMD, IBM, Renesas and STMicroelectronics, offset by higher royalty revenue recognized from SK hynix and Toshiba. Of the $59.1 million patent royalties for the three months ended March 31, 2016, $17.3 million is related to royalty revenue from settlement of past legal proceedings with SK Hynix and Micron.
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
Technology Licenses
Royalties from technology licenses increased approximately $1.8 million to $3.8 million for the three months ended March 31, 2016 from $2.0 million for the same period in 2015. The increase was primarily due to higher royalties from Eaton and Qualcomm.
In the future, we expect technology royalties will continue to vary from period to period based on our customers’ shipment volumes, sales prices, and product mix.

Royalty Revenue by Reportable Segments

Royalty revenue from the MID reportable segment, which includes patent and technology license royalties, decreased approximately $2.4 million to $51.8 million for the three months ended March 31, 2016 from $54.2 million for the same period in 2015. The decrease was primarily due to lower royalty revenue from AMD, IBM, Renesas and STMicroelectronics, offset by higher royalty revenue recognized from SK hynix and Toshiba.
Royalty revenue from the CRD reportable segment, which includes patent and technology license royalties, decreased approximately $2.3 million to $10.1 million for the three months ended March 31, 2016 from $12.4 million for the same period in 2015. The decrease was primarily due to lower royalty revenue from Renesas and STMicroelectronics, offset by higher royalty revenue recognized from Qualcomm.
Royalty revenue from the Other segment was immaterial for both the three months ended March 31, 2016 and 2015, and increased period over period due to increased royalties from technology licenses associated with increased shipments of lighting products.
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development and sale of security and lighting products. Contract and other revenue increased approximately $3.9 million to $9.8 million for the three months ended March 31, 2016 from $5.9 million for the same period in 2015. The increase was primarily due to increased security technology development projects, including revenue from the acquisition of SCS, offset by decreased lighting technology development projects and sales of light guides.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.

Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment increased approximately $1.2 million to $1.7 million for the three months ended March 31, 2016 from $0.5 million for the same period in 2015, primarily due to various new development projects.
Contract and other revenue from the CRD reportable segment increased approximately $3.6 million to $4.0 million for the three months ended March 31, 2016 from $0.4 million for the same period in 2015, primarily due to revenue from security products, including revenue from the acquisition of SCS.
Contract and other revenue from the Other segment decreased approximately $0.9 million to $4.1 million for the three months ended March 31, 2016 from $5.0 million for the same period in 2015. The decrease was primarily due to decreased lighting technology development projects and sales of light guides.

Engineering costs:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2016	2015	Percentage
Engineering costs
Cost of revenue	$5.8	$5.1	15.9%
Amortization of intangible assets	6.4	5.7	11.4%
Stock-based compensation	0.0	0.0	—%
Total cost of revenue	12.2	10.8	13.5%
Research and development	26.4	26.7	(1.2)%
Stock-based compensation	2.1	1.8	17.7%
Total research and development	28.5	28.5	—%
Total engineering costs	$40.7	$39.3	3.7%
Total engineering costs increased $1.4 million for the three months ended March 31, 2016 as compared to the same period in 2015 primarily due to increased headcount related expenses of $0.7 million, increased expenses related to software design tools of $0.8 million, increased amortization costs of $0.6 million due to the acquisition of SCS and increased stock-based compensation expense of $0.3 million, offset by decreased bonus accrual expense of $0.4 million, decreased prototyping costs of $0.3 million, decreased consulting costs of $0.2 million and decreased depreciation expense of $0.2 million.
In the near term, we expect engineering costs to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies, including costs related to the acquisition of SCS.

Sales, general and administrative costs:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2016	2015	Percentage
Sales, general and administrative costs
Sales, general and administrative costs	$20.3	$16.5	23.1%
Stock-based compensation	2.8	2.0	39.4%
Total sales, general and administrative costs	$23.1	$18.5	24.8%
Total sales, general and administrative costs increased $4.6 million for the three months ended March 31, 2016 as compared to the same period in 2015 primarily due to increased headcount related expenses of $0.7 million, increased stock-based compensation expense of $0.8 million, increased amortization costs of $0.7 million due to the acquisition of SCS, and various acquisition related costs of $1.8 million, including legal, accounting and other compliance fees.
In the future, sales, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative costs to be lower as the acquisition costs associated with SCS occurred primarily during the first quarter of 2016.
Gain from sale of intellectual property:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2016	2015	Percentage
Gain from sale of intellectual property	$—	$2.3	(100.0)%

During 2013, we sold portfolios of our patent assets covering lighting technologies. As part of these transactions, we received an initial upfront payment and expect to receive subsequent payments if and when the purchaser of the patents is successful in licensing that portfolio. During the first quarter of 2016, we did not receive any payment from the purchaser of the patents related to this transaction.

Gain from settlement:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2016	2015	Percentage
Gain from settlement	$0.4	$0.5	(13.5)%

The settlements with SK hynix and Micron are multiple element arrangements for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with SK hynix and the settlement with Micron which included a third party valuation using an income approach (the “SK hynix Fair Value” and "Micron Fair Value", respectively). The total gain from settlement related to the settlements with SK hynix and Micron was $1.9 million and $3.3 million, respectively. During the three months ended March 31, 2016 and 2015, we recognized $0.4 million and $0.5 million, respectively, in each period as gain from settlement, which represents the portion of the SK hynix Fair Value and Micron Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlements. Refer to Note 14, “Agreements with SK hynix and Micron,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Interest and other income (expense), net:

	Three Months
	Ended March 31,		Change in
(Dollars in millions)	2016	2015	Percentage
Interest income and other income (expense), net	$0.2	$0.1	83.3%
Interest expense	(3.1)	(3.1)	1.9%
Interest and other income (expense), net	$(2.9)	$(3.0)	(1.8)%
Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities.
Interest expense primarily consists of interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities and non-cash interest expense related to the amortization of the debt discount and issuance costs on the 1.125% convertible senior notes due 2018 (the “2018 Notes”) as well as the coupon interest related to the 2018 Notes. We expect our non-cash interest expense to increase steadily as the 2018 Notes reach maturity.
Provision for income taxes:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2016	2015	Percentage
Provision for income taxes	$4.5	$5.4	(17.0)%
Effective tax rate	70.6%	36.4%
Our effective tax rate for the three months ended March 31, 2016 was different from the U.S. statutory tax rate primarily due to income tax expense recognized from exercises and expiration of vested shares from our equity incentive plans. Similarly, the effective tax rate was different for the three months ended March 31, 2016 as compared to the same period in 2015, due to the exhaustion of our excess tax benefits pool (from equity incentive plan exercises and expirations) in 2015. As such, we recognized income tax expense in situations when the stock-based compensation costs from equity incentive plans exceeded the tax benefits received from the tax deduction from equity incentive plan exercises.

We recorded a provision for income taxes of $4.5 million and $5.4 million for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, we paid withholding taxes of $5.5 million and $4.8 million, respectively.
Our effective tax rate for the three months ended March 31, 2015 was different from the U.S. statutory tax rate applied to our pretax income primarily due to a full valuation allowance on our U.S. deferred tax assets, foreign withholding and income taxes.
As of March 31, 2016, we continue to maintain a valuation allowance against the majority of our state deferred tax assets. We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.
Liquidity and Capital Resources

	As of
	March 31, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents	$136.6	$143.8
Marketable securities	89.0	143.9
Total cash, cash equivalents, and marketable securities	$225.6	$287.7

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Net cash provided by operating activities	$16.3	$15.1
Net cash provided by (used in) investing activities	$(27.5)	$1.1
Net cash provided by financing activities	$4.1	$1.3

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the three months ended March 31, 2016 were funded primarily from cash collected from our customers.
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

As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth, including the acquisition of SCS.

To provide us with more flexibility in returning capital back to our shareholders, on January 21, 2015, our Board authorized a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. In the fourth quarter of 2015, we entered into an accelerated share repurchase program to repurchase an aggregate of $100.0 million of our common stock and received an initial delivery of 7.8 million shares. We may continue to tactically execute the share repurchase program from time to time.

As of March 31, 2016, there remained an outstanding authorization to repurchase approximately 12.2 million shares of our outstanding common stock under the current share repurchase program.

Operating Activities

Cash provided by operating activities of $16.3 million for the three months ended March 31, 2016 was primarily attributable to the cash generated from customer licensing. Changes in operating assets and liabilities for the three months ended March 31, 2016 primarily included a decrease in accrued salaries and benefits and other liabilities mainly due to the payout of the Corporate Incentive Plan, a decrease in accounts receivable and an increase in prepaids and other current assets.
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
Investing Activities
Cash used in investing activities of $27.5 million for the three months ended March 31, 2016 primarily consisted of cash paid for the acquisition of SCS of $92.6 million, net of cash acquired of $12.1 million, $1.6 million paid to acquire property, plant and equipment, offset by proceeds from the maturities of available-for-sale marketable securities of $54.6 million.
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
Financing Activities
Cash provided by financing activities was $4.1 million for the three months ended March 31, 2016. We received proceeds of $3.8 million from the issuance of common stock under equity incentive plans.
Cash provided by financing activities was $1.3 million for the three months ended March 31, 2015. We received proceeds of $1.4 million from the issuance of common stock under equity incentive plans and paid $0.1 million due to principal payments against the lease financing obligation.
Contractual Obligations
As of March 31, 2016, our material contractual obligations were (in thousands):

	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$26,856	$4,636	$6,302	$6,447	$6,602	$2,869	$—
Leases and other contractual obligations	10,425	3,847	2,823	1,798	1,040	456	461
Software licenses (3)	3,562	1,497	1,300	765	—	—	—
Convertible notes	138,000	—	—	138,000	—	—	—
Interest payments related to convertible notes	3,881	776	1,553	1,552	—	—	—
Total	$182,724	$10,756	$11,978	$148,562	$7,642	$3,325	$461
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $22.1 million including $19.6 million recorded as a reduction of long-term deferred tax assets and $2.5 million in long-term income taxes payable as of March 31, 2016. As noted in Note 12, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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
Share Repurchase Program
During the three months ended March 31, 2016, we did not repurchase any shares of our common stock.
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

As of March 31, 2016, there remained an outstanding authorization to repurchase approximately 12.2 million shares of our outstanding common stock under the current share repurchase program.

We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, expense accrual, investments, income taxes and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) goodwill and intangible assets, (3) income taxes and (4) stock-based compensation. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of March 31, 2016, we had an investment portfolio of fixed income marketable securities of $179.3 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of March 31, 2016, the fair value of the portfolio would decline by approximately $0.3 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the United Kingdom and the Netherlands, design centers in Canada, India, Finland and France and small business development offices in Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of March 31, 2016, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, our expansion into new markets subjects us to additional risks. We may have limited or no experience in new products and markets, including our recently announced buffer chip set, our CryptoManager platform and new offerings that will result from our acquisition of SCS in the mobile credential and smart card solution spaces, and our customers may not adopt our new offerings. These and other new offerings may present new and difficult challenges, which could negatively affect our operating results.

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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 70% and 66% of our revenue for the three months ended March 31, 2016 and 2015, respectively. For both of the three months ended March 31, 2016 and 2015, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. Additionally, our top five customers represented approximately 65% and 62% of our revenues for the years ended December 31, 2015 and 2014, respectively. For both of the years ended December 31, 2015 and 2014, revenues from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue in each year. We extended our license agreement with Samsung in December 2013, and we expect Samsung to continue to account for a significant portion of our licensing revenue. We also entered into settlement agreements with each of SK hynix and Micron (which included Elpida, which Micron had acquired in July 2013) in June 2013 and December 2013, respectively. In June 2015, we also extended our license agreement with SK hynix. As a result of the renewal and such settlements, we expect each of Samsung, SK hynix and Micron to account for a significant portion of our licensing revenue in the future. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
From time to time, we engage in acquisitions, strategic transactions and strategic investments, such as our acquisition of SCS. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, we may discover unidentified issues not discovered in due diligence, and we may be subject to liabilities that either are not covered by indemnification protection we may obtain or become subject to litigation. Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers of the acquired business; minimizing the diversion of management's and other employees’ attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures.
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
For the three months ended March 31, 2016 and 2015, revenues received from our international customers constituted approximately 65% and 62%, respectively, of our total revenue. Additionally, for the years ended December 31, 2015 and 2014, revenues received from our international customers constituted approximately 60% and 63%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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
Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in the San Francisco Bay Area in the United States, the United Kingdom, the Netherlands and India. The San Francisco Bay Area is in close proximity to known earthquake fault zones. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should a catastrophe disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, so any resultant work stoppage could have a negative effect on our operating results. We also rely on our network infrastructure and technology systems for operational support and business activities which are subject to physical and cyber damage, and also susceptible to other related vulnerabilities common to networks and computer systems. Acts of terrorism, widespread illness, war and any event that causes failures or interruption in our network infrastructure and technology systems could have a negative effect at our international and domestic facilities and could harm our business, financial condition, and operating results.
We do not have extensive experience in manufacturing and marketing products and, as a result, may be unable to sustain and grow a profitable commercial market for new and existing products.
We do not have extensive experience in creating, manufacturing and marketing products, including our recently announced buffer chip set, our CryptoManager platform and new offerings that will result from our acquisition of SCS in the mobile credential and smart card solution spaces. These and other new offerings may present new and difficult challenges, and we may be subject to claims if customers of these offerings experience failures or other quality issues. In particular, we may experience difficulties with product design, qualification, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new products. Although we intend to design our products to be fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances.

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
In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. While we generally do not indemnify our customers, some of our license agreements provide indemnities, and some require us to provide technical support and information to a customer that is involved in litigation involving use of our technology. In addition, we may be exposed to indemnification obligations, risks and liabilities that were unknown at the time of acquisitions, including with respect to our acquisition of SCS, and we may agree to indemnify others in the future. Any of these indemnification and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our customers, a customer's development, marketing and sales of licensed semiconductors, lighting, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition as a result of lower or no royalty payments.

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

RAMBUS INC.

Date: April 22, 2016	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1	Purchase Agreement, dated January 25, 2016, by and between Rambus Inc. and the shareholders of Smart Card Software Limited.

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