Form 10-Q
period 2016-06-30
RAMBUS INC
filed 2016-07-22
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 109,896,610 as of June 30, 2016.

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

•
Dispositions, acquisitions, mergers or strategic transactions and our related integration efforts, including our recent acquisition of Smart Card Software Ltd. and our pending acquisitions of Semtech Corporation's Snowbush IP and Inphi Corporation's Memory Interconnect Business;

•	Integration of announced acquisitions;

•	Impairment of goodwill and long-lived assets;

•	Pricing policies of our customers;

•	Changes in our strategy and business model, including the expansion of our portfolio of inventions, products and solutions to address additional markets in lighting, chip and system security;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Effects of security breaches or failures in our or our customers’ products and services on our business;

•	Engineering, sales and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses and operations;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Effects of government regulations on our industry and business;

•	Manufacturing and supply partners and/or sale and distribution channels;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates;

•	Restructurings and plans of termination;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	The level and terms of our outstanding debt and the repayment or financing of such debt;

•	Litigation expenses;

•	Protection of intellectual property;

•	Any changes in laws, agency actions and judicial rulings that may impact the ability to enforce intellectual property rights;

•	Indemnification and technical support obligations;

•	Equity repurchase plans;

•	Issuances of debt or equity securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Outcome and effect of potential future intellectual property litigation and other significant litigation; and

•	Likelihood of paying dividends.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$188,011	$143,764
Marketable securities	71,320	143,942
Accounts receivable	11,326	16,408
Prepaids and other current assets	12,993	11,476
Total current assets	283,650	315,590
Intangible assets, net	100,900	64,266
Goodwill	162,715	116,899
Property, plant and equipment, net	55,056	56,616
Deferred tax assets	159,097	162,485
Other assets	4,365	2,165
Total assets	$765,783	$718,021
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,269	$4,096
Accrued salaries and benefits	10,040	12,278
Deferred revenue	10,347	5,780
Accrued acquisition liability	11,476	—
Other current liabilities	5,850	6,212
Total current liabilities	43,982	28,366
Convertible notes, long-term	122,744	119,418
Long-term imputed financing obligation	38,355	38,625
Long-term income taxes payable	2,800	2,903
Deferred tax liabilities	14,984	—
Other long-term liabilities	556	2,176
Total liabilities	223,421	191,488
Commitments and contingencies (Notes 9 and 13)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at June 30, 2016 and December 31, 2015	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 109,896,610 shares at June 30, 2016 and 109,287,591 shares at December 31, 2015	110	109
Additional paid-in capital	1,164,565	1,130,368
Accumulated deficit	(616,117)	(604,317)
Accumulated other comprehensive income (loss)	(6,196)	373
Total stockholders’ equity	542,362	526,533
Total liabilities and stockholders’ equity	$765,783	$718,021
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenue:
Royalties	$62,835	$62,387	$125,712	$129,350
Contract and other revenue	13,666	10,425	23,471	16,376
Total revenue	76,501	72,812	149,183	145,726
Operating costs and expenses:
Cost of revenue*	14,089	12,137	26,296	22,893
Research and development*	28,753	29,188	57,280	57,722
Sales, general and administrative*	21,789	17,339	44,884	35,841
Gain from sale of intellectual property	—	(896)	—	(3,156)
Gain from settlement	(138)	(510)	(579)	(1,020)
Total operating costs and expenses	64,493	57,258	127,881	112,280
Operating income	12,008	15,554	21,302	33,446
Interest income and other income (expense), net	1,138	203	1,380	335
Interest expense	(3,163)	(3,091)	(6,304)	(6,174)
Interest and other income (expense), net	(2,025)	(2,888)	(4,924)	(5,839)
Income before income taxes	9,983	12,666	16,378	27,607
Provision for income taxes	6,107	5,805	10,624	11,244
Net income	$3,876	$6,861	$5,754	$16,363
Net income per share:
Basic	$0.04	$0.06	$0.05	$0.14
Diluted	$0.03	$0.06	$0.05	$0.14
Weighted average shares used in per share calculation:
Basic	109,904	116,027	109,818	115,683
Diluted	112,061	120,939	112,202	119,225
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	$14	$27	$28	$39
Research and development	$2,109	$1,988	$4,189	$3,755
Sales, general and administrative	$2,926	$2,400	$5,696	$4,387

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Net income	$3,876	$6,861	$5,754	$16,363
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,559)	9	(6,199)	9
Unrealized gain (loss) on marketable securities, net of tax	(188)	(26)	(371)	27
Total comprehensive income (loss)	$(1,871)	$6,844	$(816)	$16,399

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$5,754	$16,363
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	9,913	8,181
Depreciation	5,965	6,295
Amortization of intangible assets	15,871	12,645
Non-cash interest expense and amortization of convertible debt issuance costs	3,326	3,140
Deferred income taxes	2,816	1,233
Excess tax benefits from stock-based compensation	(591)	(483)
Gain from sale of intellectual property and property, plant and equipment, net	(37)	(3,151)
Effect of exchange rate on assumed cash liability from acquisition	(624)	—
Change in operating assets and liabilities:
Accounts receivable	14,809	(744)
Prepaid expenses and other assets	(1,856)	(2,106)
Accounts payable	2,167	(1,873)
Accrued salaries and benefits and other liabilities	(7,422)	(3,803)
Income taxes payable	(3,196)	282
Deferred revenue	1,794	2,418
Net cash provided by operating activities	48,689	38,397
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,557)	(3,117)
Purchases of marketable securities	(54,869)	(97,665)
Maturities of marketable securities	81,971	70,396
Proceeds from sale of marketable securities	44,546	26,648
Proceeds from sale of intellectual property and property, plant and equipment	—	3,404
Acquisition of business, net of cash acquired	(80,523)	—
Net cash used in investing activities	(12,432)	(334)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	8,259	9,053
Principal payments against lease financing obligation	(295)	(208)
Excess tax benefits from stock-based compensation	591	483
Net cash provided by financing activities	8,555	9,328
Effect of exchange rate changes on cash and cash equivalents	(565)	(40)
Net increase in cash and cash equivalents	44,247	47,351
Cash and cash equivalents at beginning of period	143,764	154,126
Cash and cash equivalents at end of period	$188,011	$201,477

Non-cash investing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$246	$677
Non-cash financing activities during the period:
Additional purchase consideration from acquisition	$11,476	$—

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
For the three and six months ended June 30, 2016, only MID and CRD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining other operating segments were shown under “Other.”
Reclassifications
Certain prior periods' amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income for any of the periods presented. Refer to Note 8 "Convertible Notes" for details.
2. Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13. The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In May 2016, the FASB issued ASU No. 2016-12 which amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. This ASU is effective during the same period as ASU 2014-09. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the FASB's new revenue standard, ASU No. 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This ASU will become effective for the Company on January 1, 2017. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company has adopted this ASU in the first quarter of 2016 on a retrospective basis. Refer to Note 8, "Convertible Notes" for further details.
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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income per share:	(In thousands, except per share amounts)
Numerator:
Net income	$3,876	$6,861	$5,754	$16,363
Denominator:
Weighted-average shares outstanding - basic	109,904	116,027	109,818	115,683
Effect of potential dilutive common shares	2,157	4,912	2,384	3,542
Weighted-average shares outstanding - diluted	112,061	120,939	112,202	119,225
Basic net income per share	$0.04	$0.06	$0.05	$0.14
Diluted net income per share	$0.03	$0.06	$0.05	$0.14
For the three months ended June 30, 2016 and 2015, options to purchase approximately 2.3 million and 2.6 million shares, respectively, and for the six months ended June 30, 2016 and 2015, options to purchase approximately 2.3 million and 2.6 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense.
4. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for each of the reportable segments for the six months ended June 30, 2016:

Reportable Segment:	As of December 31, 2015	Additions to Goodwill (1)	Impairment Charge of Goodwill	Effect of Exchange Rates (2)	As of June 30, 2016
	(In thousands)
MID	$19,905	$—	$—	$—	$19,905
CRD	96,994	47,239	—	(1,423)	142,810
Total	$116,899	$47,239	$—	$(1,423)	$162,715
(1) During the first quarter of 2016, the Company acquired Smart Card Software Limited (“SCS”) which resulted in the addition to goodwill. See Note 16, “Acquisition” for further details.

(2) Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of
	June 30, 2016
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$19,905	$—	$19,905
CRD	142,810	—	142,810
Other	21,770	(21,770)	—
Total	$184,485	$(21,770)	$162,715

Intangible Assets
The components of the Company’s intangible assets as of June 30, 2016 and December 31, 2015 were as follows:

		As of June 30, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology (1)	3 to 10 years	$210,854	$(139,785)	$71,069
Customer contracts and contractual relationships (1)	1 to 10 years	61,886	(32,055)	29,831
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$273,040	$(172,140)	$100,900
(1) Includes intangible assets from the acquisition of SCS. See Note 16, “Acquisition” for further details.

		As of December 31, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$185,321	$(127,028)	$58,293
Customer contracts and contractual relationships	1 to 10 years	31,093	(25,120)	5,973
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$216,714	$(152,448)	$64,266

During the three and six months ended June 30, 2016, the Company did not sell any intangible assets. During the three and six months ended June 30, 2015, the Company did not purchase or sell any intangible assets.

Included in customer contracts and contractual relationships are favorable contracts which are acquired software and service agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduces the favorable contract intangible asset. For the three months ended June 30, 2016 and 2015, the Company received $2.4 million and $0.1 million, respectively, related to the favorable contracts. For the six months ended June 30, 2016 and 2015, the Company received $4.1 million and $0.1 million, respectively, related to the favorable contracts. As of June 30, 2016 and December 31, 2015, the net balance of the favorable contract intangible assets was $4.0 million and zero, respectively.
Amortization expense for intangible assets for the three and six months ended June 30, 2016 was $8.2 million and $15.9 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2015 was $6.3 million and $12.6 million, respectively. The estimated future amortization of intangible assets as of June 30, 2016 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2016 (remaining 6 months)	$18,448
2017	32,684
2018	19,252
2019	10,128
2020	9,598
Thereafter	10,790
$100,900

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

5.  Segments and Major Customers
For the three and six months ended June 30, 2016, MID and CRD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.”
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
The tables below present reported segment operating income (loss) for the three and six months ended June 30, 2016 and 2015, respectively.

	For the Three Months Ended June 30, 2016				For the Six Months Ended June 30, 2016
	MID	CRD	Other	Total	MID	CRD	Other	Total
	(In thousands)				(In thousands)
Revenues	$54,467	$16,407	$5,627	$76,501	$108,012	$30,508	$10,663	$149,183
Segment operating expenses	13,229	13,105	7,092	33,426	25,272	25,015	14,218	64,505
Segment operating income (loss)	$41,238	$3,302	$(1,465)	$43,075	$82,740	$5,493	$(3,555)	$84,678
Reconciling items				(31,067)				(63,376)
Operating income				$12,008				$21,302
Interest and other income (expense), net				(2,025)				(4,924)
Income before income taxes				$9,983				$16,378

	For the Three Months Ended June 30, 2015				For the Six Months Ended June 30, 2015
	MID	CRD	Other	Total	MID	CRD	Other	Total
	(In thousands)				(In thousands)
Revenues	$54,579	$11,778	$6,455	$72,812	$109,313	$24,604	$11,809	$145,726
Segment operating expenses	12,801	7,329	8,770	28,900	24,321	14,665	16,029	55,015
Segment operating income (loss)	$41,778	$4,449	$(2,315)	$43,912	$84,992	$9,939	$(4,220)	$90,711
Reconciling items				(28,358)				(57,265)
Operating income				$15,554				$33,446
Interest and other income (expense), net				(2,888)				(5,839)
Income before income taxes				$12,666				$27,607
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at June 30, 2016 and December 31, 2015, respectively, was as follows:

	As of
Customer	June 30, 2016	December 31, 2015
Customer 1 (Other segment)	31%	27%
Customer 2 (CRD reportable segment)	*	21%
Customer 3 (MID reportable segment)	*	28%
Customer 4 (MID reportable segment)	*	16%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period

Revenue from the Company’s major customers representing 10% or more of total revenue for the three and six months ended June 30, 2016 and 2015, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2016	2015	2016	2015
Customer A (MID and CRD reportable segments)	20%	21%	21%	21%
Customer B (MID reportable segment)	21%	16%	21%	16%
Customer C (MID reportable segment)	13%	13%	13%	13%

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
South Korea	$31,632	$26,821	$63,086	$53,642
USA	26,532	29,677	51,776	57,384
Japan	5,911	7,915	10,898	16,406
Europe	4,377	1,540	8,189	6,715
Canada	1,168	5	1,382	201
Singapore	4,526	5,010	9,145	7,820
Asia-Other	2,355	1,844	4,707	3,558
Total	$76,501	$72,812	$149,183	$145,726

6. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.  As of June 30, 2016 and December 31, 2015, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of June 30, 2016
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$128,034	$128,034	$—	$—	0.22%
U.S. Government bonds and notes	7,002	7,002	1	(1)	0.44%
Corporate notes, bonds, commercial paper and other	74,309	74,348	—	(39)	0.66%
Total cash equivalents and marketable securities	209,345	209,384	1	(40)
Cash	49,986	49,986	—	—
Total cash, cash equivalents and marketable securities	$259,331	$259,370	$1	$(40)

	As of December 31, 2015
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$77,804	$77,804	$—	$—	0.12%
U.S. Government bonds and notes	14,110	14,142	—	(32)	0.48%
Corporate notes, bonds, commercial paper and other	160,823	160,979	—	(156)	0.45%
Total cash equivalents and marketable securities	252,737	252,925	—	(188)
Cash	34,969	34,969	—	—
Total cash, cash equivalents and marketable securities	$287,706	$287,894	$—	$(188)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	June 30, 2016	December 31, 2015
	(In thousands)
Cash equivalents	$138,025	$108,795
Short term marketable securities	71,320	143,942
Total cash equivalents and marketable securities	209,345	252,737
Cash	49,986	34,969
Total cash, cash equivalents and marketable securities	$259,331	$287,706

The Company continues to invest in highly rated quality, highly liquid debt securities. As of June 30, 2016, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015 are as follows:

	Fair Value		Gross Unrealized Loss
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(In thousands)
Less than one year
U.S. Government bonds and notes	$4,002	$14,110	$(1)	$(32)
Corporate notes, bonds and commercial paper	73,771	145,563	(39)	(156)
Total Corporate notes, bonds, and commercial paper and U.S. Government bonds and notes	$77,773	$159,673	$(40)	$(188)

The gross unrealized loss at June 30, 2016 and December 31, 2015 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government sponsored obligations and corporate notes and bonds. There is no need to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 7, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

7. Fair Value of Financial Instruments
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$128,034	$128,034	$—	$—
U.S. Government bonds and notes	7,002	—	7,002	—
Corporate notes, bonds, commercial paper and other	74,309	538	73,771	—
Total available-for-sale securities	$209,345	$128,572	$80,773	$—

	As of December 31, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$77,804	$77,804	$—	$—
U.S. Government bonds and notes	14,110	—	14,110	—
Corporate notes, bonds, commercial paper and other	160,823	1,264	159,559	—
Total available-for-sale securities	$252,737	$79,068	$173,669	$—

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
For the three and six months ended June 30, 2016 and 2015, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016			As of December 31, 2015
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.125% Convertible Senior Notes due 2018 (the "2018 Notes")	$138,000	$122,744	$160,731	$138,000	$119,418	$156,292

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 8, "Convertible Notes," as of June 30, 2016, the 2018 Notes are carried at their face value of $138.0 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.

8. Convertible Notes
The Company adopted ASU 2015-03 during the first quarter of 2016. Pursuant to the guidance in ASU 2015-03, the Company has reclassified unamortized debt issuance costs associated with the Company's 2018 Notes in the previously reported Consolidated Balance Sheet as of December 31, 2015, as follows:

(In thousands)	As presented December 31, 2015	Reclassifications	As adjusted December 31, 2015
Other assets	$3,648	$(1,483)	$2,165
Convertible notes, long-term	120,901	(1,483)	119,418
The Company’s convertible notes are shown in the following table:

(In thousands)	As of June 30, 2016	As of December 31, 2015
1.125% Convertible Senior Notes due 2018	$138,000	$138,000
Unamortized discount	(14,054)	(17,099)
Unamortized debt issuance costs	(1,202)	(1,483)
Total convertible notes	$122,744	$119,418
Less current portion	—	—
Total long-term convertible notes	$122,744	$119,418
Interest expense related to the notes for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
2018 Notes coupon interest at a rate of 1.125%	$388	$388	776	791
2018 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 5.5%	1,675	1,581	3,326	3,140
Total interest expense on convertible notes	$2,063	$1,969	$4,102	$3,931

9. Commitments and Contingencies
As of June 30, 2016, the Company’s material contractual obligations were as follows (in thousands):

	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$25,336	$3,116	$6,302	$6,447	$6,602	$2,869	$—
Leases and other contractual obligations	10,272	2,601	3,221	2,211	1,353	441	445
Software licenses (3)	10,678	2,008	4,235	3,701	734	—	—
Convertible notes	138,000	—	—	138,000	—	—	—
Interest payments related to convertible notes	3,881	776	1,553	1,552	—	—	—
Total	$188,167	$8,501	$15,311	$151,911	$8,689	$3,310	$445
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $22.4 million including $19.6 million recorded as a reduction of long-term deferred tax assets and $2.8 million in long-term income taxes payable as of June 30, 2016. As noted below in Note 12, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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
The Company also has commitments related to acquisitions, which are not included in the above table. See Note 16, “Acquisition” for further details.
Building lease expense was approximately $0.9 million and $1.7 million for the three and six months ended June 30, 2016, respectively. Building lease expense was approximately $0.6 million and $1.3 million for the three and six months ended June 30, 2015, respectively. Deferred rent of $0.6 million and $0.8 million as of June 30, 2016 and December 31, 2015, respectively, was included primarily in other long-term liabilities.
Indemnification
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this is not always possible.  The fair value of the liability as of June 30, 2016 and December 31, 2015 is not material.
10. Equity Incentive Plans and Stock-Based Compensation
As of June 30, 2016, 8,394,855 shares of the 35,400,000 cumulative shares approved under both the current 2015 Equity Incentive Plan (the “2015 Plan”) and past 2006 Equity Incentive Plan (the “2006 Plan”) remain available for grant, which included an increase of 4,000,000 shares approved under the 2015 Plan. On April 23, 2015, the Company's stockholders approved the 2015 Plan, which authorizes 4,000,000 shares for future issuance plus the number of shares that remained available for grant under the 2006 Plan as of the effective date of the 2015 Plan. The 2015 Plan became effective and replaced the 2006 Plan on April 23, 2015. The 2015 Plan was the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of June 30, 2016. No further awards will be made under the 2006 Plan, but the 2006 Plan will continue to govern awards previously granted under it. In addition, any shares subject to stock options or other awards granted under the 2006 Plan that on or after the effective date of the 2015 Plan are forfeited, cancelled, exchanged or surrendered or terminate under the 2006 Plan will become available for grant under the 2015

Plan. Additionally, the 1997 Stock Option Plan (the “1997 Plan”) continues to govern awards previously granted under that plan.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2015	11,173,545
Stock options granted	(440,000)
Stock options forfeited	773,912
Stock options expired under former plans	(412,467)
Nonvested equity stock and stock units granted (1) (2)	(3,336,963)
Nonvested equity stock and stock units forfeited (1)	636,828
Total available for grant as of June 30, 2016	8,394,855
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

General Stock Option Information
The following table summarizes stock option activity under the 1997 Plan, 2006 Plan and 2015 Plan for the six months ended June 30, 2016 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2016.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2015	8,995,017	$10.01
Options granted	440,000	$12.31
Options exercised	(749,058)	$7.01
Options forfeited	(773,912)	$21.81
Outstanding as of June 30, 2016	7,912,047	$9.27	5.67	$31,293
Vested or expected to vest at June 30, 2016	7,679,174	$9.30	5.61	$30,418
Options exercisable at June 30, 2016	4,989,516	$10.05	4.72	$18,970

No stock options that contain a market condition were granted during the three and six months ended June 30, 2016. As of June 30, 2016 and December 31, 2015, there were 1,225,000 and 1,315,000, respectively, stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable. The fair values of the options granted with a market condition were calculated, on their respective grant dates, using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at June 30, 2016, based on the $12.08 closing stock price of Rambus’ common stock on June 30, 2016 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of June 30, 2016 was 6,148,183 and 3,734,368, respectively.

Employee Stock Purchase Plan
Under the 2015 Employee Stock Purchase Plan ("2015 ESPP"), the Company issued 340,349 shares at a price of $8.96 per share during the six months ended June 30, 2016. Under the 2006 Employee Stock Purchase Plan ("2006 ESPP"), the Company issued 315,100 shares at a price of $9.66 per share during the six months ended June 30, 2015. As of June 30, 2016, 1,659,651 shares under the 2015 ESPP remain available for issuance. The 2006 ESPP remained in effect until the Company’s November 2, 2015 offering period, at which time the first offering period under the 2015 ESPP began.
Stock-Based Compensation
For the six months ended June 30, 2016 and 2015, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors the 2015 ESPP (and previously the 2006 ESPP), whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
During the three months ended June 30, 2016, the Company did not grant any stock options. During the six months ended June 30, 2016, the Company granted 440,000 stock options with an estimated total grant-date fair value of $2.1 million. During the three and six months ended June 30, 2016, the Company recorded stock-based compensation expense related to stock options of $1.1 million and $2.3 million, respectively.
During the three months ended June 30, 2015, the Company did not grant any stock options. During the six months ended June 30, 2015, the Company granted 362,335 stock options, with an estimated total grant-date fair value of $1.7 million. During the three and six months ended June 30, 2015, the Company recorded stock-based compensation expense related to stock options of and $2.3 million and $4.4 million, respectively.
As of June 30, 2016, there was $6.2 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested as of June 30, 2016 was $30.9 million.
The total intrinsic value of options exercised was $0.9 million and $4.0 million for the three and six months ended June 30, 2016, respectively. The total intrinsic value of options exercised was $3.5 million and $4.6 million for the three and six months ended June 30, 2015, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
During the six months ended June 30, 2016, net proceeds from employee stock option exercises totaled approximately $5.3 million.
Employee Stock Purchase Plan
For the three and six months ended June 30, 2016, the Company recorded compensation expense related to the 2015 ESPP of $0.3 million and $0.8 million, respectively. For the three and six months ended June 30, 2015, the Company recorded compensation expense related to the 2006 ESPP of $0.4 million and $0.8 million, respectively. As of June 30, 2016, there was $0.4 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over four months.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and six months ended June 30, 2016 and 2015 calculated in accordance with accounting for share-based payments.
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
	Six Months Ended
	June 30,
	2016	2015
Stock Option Plans
Expected stock price volatility	36%	41%
Risk free interest rate	1.7%	1.2%
Expected term (in years)	6.1	6.0
Weighted-average fair value of stock options granted to employees	$4.66	$4.59
There were no stock options granted during the three months ended June 30, 2016 and 2015.

	Employee Stock Purchase Plan
	Six Months Ended
	June 30,
	2016	2015
Employee Stock Purchase Plan
Expected stock price volatility	33%	34%
Risk free interest rate	0.41%	0.05%
Expected term (in years)	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$2.86	$3.48
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and six months ended June 30, 2016, the Company granted nonvested equity stock units totaling 184,456 and 2,024,640 shares under the 2015 Plan. During the three and six months ended June 30, 2015, the Company granted nonvested equity stock units totaling 60,724 and 1,581,902 shares under the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is 1 year. For the three and six months ended June 30, 2016, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $2.3 million and $25.0 million. For the three and six months ended June 30, 2015, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.9 million and $18.0 million. During the first quarters of 2016 and 2015, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance conditions. The ultimate number of performance units that can be earned can range from 0% to 150% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company's shares available for grant has been reduced to reflect the shares that could be earned at 150% of target. During the three and six months ended June 30, 2016, the Company recorded $0.7 million and $1.3 million of stock-based compensation expense related to these performance unit awards. During the three and six months ended June 30, 2015, the Company recorded $0.3 million and $0.5 million of stock-based compensation expense related to these performance unit awards.
For the three and six months ended June 30, 2016, the Company recorded stock-based compensation expense of approximately $3.7 million and $6.8 million related to all outstanding nonvested equity stock grants. For the three and six months ended June 30, 2015, the Company recorded stock-based compensation expense of approximately $1.7 million and $2.9 million related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $34.5 million at June 30, 2016. This amount is expected to be recognized over a weighted average period of 3.0 years.

The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2016:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2015	3,008,118	$11.32
Granted	2,024,640	$12.34
Vested	(385,984)	$10.15
Forfeited	(284,142)	$11.59
Nonvested at June 30, 2016	4,362,632	$11.88

11.  Stockholders’ Equity
Share Repurchase Program
During the six months ended June 30, 2016, the Company repurchased and retired 0.7 million shares of its common stock under its share repurchase program.
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
On October 26, 2015, the Company initiated an accelerated share repurchase program with Citibank, N.A. The accelerated share repurchase program is part of the broader share repurchase program previously authorized by the Company's Board on January 21, 2015. Under the accelerated share repurchase program, the Company pre-paid to Citibank, N.A., the $100.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 7.8 million shares of its common stock from Citibank, N.A, in the fourth quarter of 2015, which were retired and recorded as a $80.0 million reduction to stockholders' equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company's stock. The number of shares to be ultimately purchased by the Company was determined based on the volume weighted average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. During the second quarter of 2016, the accelerated share repurchase program was completed and the Company received an additional 0.7 million shares of its common stock as the final settlement of the accelerated share repurchase program.

As of June 30, 2016, there remained an outstanding authorization to repurchase approximately 11.5 million shares of the Company's outstanding common stock under the current share repurchase program.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

12. Income Taxes
The Company recorded a provision for income taxes of $6.1 million and $5.8 million for the three months ended June 30, 2016 and 2015, respectively, and $10.6 million and $11.2 million for the six months ended June 30, 2016 and 2015, respectively. The income taxes for the three and six months ended June 30, 2016 is primarily comprised of the Company's U.S. federal, state and foreign taxes and income tax expense recognized from exercises and expiration of out-of-the-money fully vested shares from equity incentive plans. The provision for income taxes for the three and six months ended June 30, 2015 was primarily comprised of withholding taxes, state taxes and other foreign taxes based upon income earned during the period.
During the three and six months ended June 30, 2016, the Company paid withholding taxes of $5.4 million and $10.9 million, respectively. During the three and six months ended June 30, 2015, the Company paid withholding taxes of $4.8 million and $9.6 million, respectively.
As of June 30, 2016, the Company’s unaudited condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $165.4 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible notes.
As of June 30, 2016, the Company continues to maintain a valuation allowance against the majority of its state deferred tax assets. Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realizability of the Company's net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company continues to maintain a deferred tax asset valuation allowance of $21.3 million as of June 30, 2016.

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

As of June 30, 2016, the Company had approximately $22.4 million of unrecognized tax benefits, including $19.6 million recorded as a reduction of long-term deferred tax assets and $2.8 million in long-term income taxes payable. If recognized, approximately $2.8 million would be recorded as an income tax benefit. As of December 31, 2015, the Company had $20.8 million of unrecognized tax benefits, including $18.6 million recorded as a reduction of long-term deferred tax assets and $2.2 million recorded in long-term income taxes payable.

Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At June 30, 2016 and December 31, 2015, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2012 and forward. The California returns are subject to examination from 2009 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ended March 2010 and forward. The Company is currently under examination by California for the 2010 and 2011 tax years. The Company’s India subsidiary is under examination by the Indian tax administration for tax years beginning with 2011, except for 2014, which was assessed in the Company's favor. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.
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
During the second quarter of 2016, the Company received cash consideration of $16.0 million from SK hynix. The amount was allocated entirely to royalty revenue ($16.0 million) and none to gain from settlement based on the elements’ SK hynix Fair Value. During the first half of 2016, the Company received cash consideration of $32.0 million from SK hynix. The amount was allocated between royalty revenue ($31.9 million) and gain from settlement ($0.1 million) based on the elements’ SK hynix Fair Value.
The cumulative cash receipts through June 30, 2016 and the remaining future cash receipts from the agreements with SK hynix are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements (and assuming the option to make the lower payments begins with payments made during the middle of 2018):

	Cumulative Received to-date as of June 30,	Estimated to Be Received in						Total Estimated Cash Receipts
	2016	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter
(in millions)
Royalty revenue	$158.1	$32.0	$48.0	$40.0	$32.0	$48.0	$168.0	$526.1
Gain from settlement	1.9	—	—	—	—	—	—	1.9
Total	$160.0	$32.0	$48.0	$40.0	$32.0	$48.0	$168.0	$528.0
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
During the second quarter of 2016, the Company received cash consideration of $10.0 million from Micron. The amount was allocated between royalty revenue ($9.9 million) and gain from settlement ($0.1 million) based on the elements’ Micron Fair Value. During the first half of 2016, the Company received cash consideration of $20.0 million from Micron. The amount was allocated between royalty revenue ($19.6 million) and gain from settlement ($0.4 million) based on the elements’ Micron Fair Value.
The remaining $174.5 million is expected to be paid in successive quarterly payments of $10.0 million, concluding in the fourth quarter of 2020.
The cumulative cash receipts through June 30, 2016 and the remaining future cash receipts from the agreements with Micron are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Cumulative Received to-date as of June 30,	Estimated to Be Received in					Total Estimated Cash Receipts
	2016	Remainder of 2016	2017	2018	2019	2020
(in millions)
Royalty revenue	$102.2	$20.0	$40.0	$40.0	$40.0	$34.5	$276.7
Gain from settlement	3.3	—	—	—	—	—	3.3
Total	$105.5	$20.0	$40.0	$40.0	$40.0	$34.5	$280.0

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
The following table summarizes the 2015 Plan restructuring activities during the six months ended June 30, 2016:

	Employee Severance and Related Benefits	Facilities		Total
	(In thousands)
Balance at December 31, 2014	$—	$—		$—
Charges	2,993	583		3,576
Payments	(1,765)	—		(1,765)
Non-cash settlements	—	(583)	*	(583)
Balance at December 31, 2015	$1,228	$—		$1,228
Payments	(1,205)	—		(1,205)
Balance at June 30, 2016	$23	—		$23
______________________________________
*The non-cash charge of $583 thousand is related to the write down of fixed assets related to the Other segment.

16. Acquisition
Smart Card Software Limited
On January 25, 2016, the Company completed its acquisition of Smart Card Software Limited (“SCS”), a privately-held company incorporated in the United Kingdom, by acquiring all issued and outstanding shares of capital stock of SCS. Pursuant to the merger agreement on January 25, 2016, SCS was merged into Rambus, Inc. The transaction was denominated in British pounds. Under the terms of the merger agreement, the total consideration in U.S. dollar equivalent was $104.7 million which included the purchase price of $92.6 million paid on January 25, 2016 and additional purchase consideration to be paid in the third quarter of 2016 totaling $12.1 million and comprised of $11.6 million in cash, $4.0 million in working capital, offset by $3.5 million in liabilities assumed from SCS. Subsequently, the additional purchase consideration was adjusted to $11.5 million based on the period exchange rate as of June 30, 2016. Of the purchase price, approximately $17.1 million of the consideration was deposited into an escrow account to fund indemnification obligations and other contractual provisions, with releases of portions of the escrow at various intervals through 18 months. SCS is a leader in mobile payments and a leading supplier of smart ticketing systems, which includes Bell Identification Ltd. and Ecebs Ltd. SCS is part of the CRD reporting unit. This acquisition will complement the Company's CRD reporting unit by allowing the Company to leverage its foundational security technology to offer differentiated, value-added security solutions to its customers. As of June 30, 2016, the Company has incurred approximately $2.0 million in external acquisition costs in connection with the acquisition which were expensed as incurred.
The initial purchase price allocation and related accounting for this acquisition is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and the Company's estimates and assumptions for the acquisition are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary area of the preliminary estimates that are not yet finalized, relate to working capital adjustments that could impact the valuation of goodwill and liabilities.
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

The following unaudited pro forma financial information presents the combined results of operations for the Company and SCS as if the acquisition had occurred on January 1, 2015. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2015, and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the acquisition (unaudited, in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$76,501	$77,787	$150,643	$155,046
Net income	$3,876	$3,585	$7,091	$8,532
Net income per share - diluted	$0.03	$0.03	$0.06	$0.07
Pro forma earnings for 2016 were adjusted to exclude $2.0 million of acquisition-related costs incurred in 2016. Consequently, pro forma earnings for 2015 were adjusted to include these costs.
During the second quarter of 2016, the Company signed a definitive agreement to purchase the Memory Interconnect Business from Inphi Corporation (“Inphi”) for $90 million in cash. The acquisition includes all assets of the Inphi Memory Interconnect Business including product inventory, customer contracts, supply chain agreements and intellectual property.

Additionally, in the second quarter of 2016, the Company entered into a definitive agreement to acquire the assets of Semtech Corporation's (“Semtech”) Snowbush IP for $32.5 million in cash as well as additional payments based upon specific new product sales through the end of 2022. Snowbush IP, formerly part of Semtech's Systems Innovation Group, is a provider of silicon-proven, high-performance serial link solutions.

These acquisitions remain subject to customary closing conditions and each is expected to close during the third quarter of 2016. As a result, the Company is unable to provide the amounts to be recognized for the major classes of assets to be acquired and liabilities to be assumed for each of these acquisitions.

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

Advanced Micro Devices Inc.	AMD
Broadcom Corporation	Broadcom
Cryptography Research Division	CRD
eASIC Corporation	eASIC
Eaton Corporation plc	Eaton
Elpida Memory, Inc.	Elpida
Emerging Solutions Division	ESD
Freescale Semiconductor Inc.	Freescale
Fujitsu Limited	Fujitsu
General Electric Company	GE
Intel Corporation	Intel
International Business Machines Corporation	IBM
Lighting and Display Technology	LDT
LSI Corporation (now a division of Avago Technologies Limited)	LSI
Memory and Interfaces Division	MID
Micron Technologies, Inc.	Micron
Nanya Technology Corporation	Nanya
Qualcomm Incorporated	Qualcomm
Panasonic Corporation	Panasonic
Renesas Electronics	Renesas
Samsung Electronics Co., Ltd.	Samsung
SK hynix, Inc.	SK hynix
Smart Card Software Ltd.	SCS
Sony Computer Electronics	Sony
ST Microelectronics N.V.	STMicroelectronics
Toshiba Corporation	Toshiba

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
We have four operational units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development and licensing of technology that is related to memory and interfaces; (2) Cryptography Research Division, or CRD, which focuses on the design, development and licensing of technologies for chip and system security, anti-counterfeiting, smart ticketing and mobile payments; (3) Emerging Solutions Division, or ESD, which includes our computational sensing and imaging group along with our development efforts in the area of emerging technologies; and (4) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for lighting. As of June 30, 2016, MID and CRD were considered reportable segments as they met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.” For additional information concerning segment reporting, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Our inventions and technology solutions are primarily offered to our customers through either a patent license or a technology license. Royalties from patent licenses accounted for 76% and 79% of our consolidated revenue for the three and six months ended June 30, 2016, respectively, as compared to 82% and 85% for the three and six months ended June 30, 2015, respectively. Royalties from technology licenses accounted for 6% of our consolidated revenue for both the three and six months ended June 30, 2016 as compared to 4% and 3% for the three and six months ended June 30, 2015, respectively. Today, a majority of our revenues are derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer's own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods of up to ten years. Leading consumer product, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, GE, IBM, Intel, LSI, Micron, Nanya, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics and Toshiba have licensed our patents for use in their own products. The majority of our intellectual property was developed in-house and we have expanded our business strategy of monetizing our intellectual property to include the sale of select intellectual property. As any sales executed under this expanded strategy represent a component of our ongoing major or central operations and activities, we will record the related proceeds as revenue.
We also offer our customers technology licenses to support the implementation and adoption of our technology in their products or services. Our customers include leading companies such as Eaton, GE, IBM, Panasonic, Qualcomm, Samsung, Sony and Toshiba. Our technology license offerings include a range of technologies for incorporation into our customers' products and systems. We also offer a range of services as part of our technology licenses which can include know-how and technology transfer, product design and development, system integration, and other services. These technology license agreements may have both a fixed price (non-recurring) component and ongoing use fees and in some cases, royalties. Further, under technology licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.
The remainder of our revenue is contract services revenue which includes software license and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period.

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
As of June 30, 2016, our semiconductor, lighting, security and other technologies are covered by 1,876 U.S. and foreign patents. Additionally, we have 634 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
Executive Summary
During the second quarter of 2016, we signed a definitive agreement to purchase the Memory Interconnect Business from Inphi for $90 million in cash. The acquisition includes all assets of the Inphi Memory Interconnect Business including product inventory, customer contracts, supply chain agreements and intellectual property. We expect the transaction to close in the third quarter of 2016.

Additionally, in the second quarter of 2016, we entered into a definitive agreement to acquire the assets of Semtech's Snowbush IP for $32.5 million in cash as well as additional payments based upon specific new product sales through the end of 2022. Snowbush IP, formerly part of Semtech's Systems Innovation Group, is a provider of silicon-proven, high-performance serial link solutions. We expect the transaction to close in the third quarter of 2016.

These acquisitions remain subject to customary closing conditions.

Engineering expenses continue to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three months ended June 30, 2016 increased $1.5 million as compared to the same period in 2015 primarily due to increased headcount related expenses of $1.5 million, increased expenses related to software design tools of $0.7 million and increased amortization costs of $0.7 million due to the acquisition of SCS offset by decreased prototyping costs of $0.9 million and decreased bonus accrual expense of $0.4 million. Engineering expenses for the six months ended June 30, 2016 increased $3.0 million as compared to the same period in 2015 primarily due to increased headcount related expenses of $2.1 million, increased expenses related to software design tools of $1.5 million, increased amortization costs of $1.4 million and increased stock-based compensation expense of $0.4 million offset by decreased prototyping costs of $1.2 million, decreased bonus accrual expense of $0.8 million, decreased depreciation expense of $0.2 million and decreased software and equipment maintenance costs of $0.2 million.

Sales, general and administrative expenses for the three months ended June 30, 2016 increased $4.5 million as compared to the same period in 2015 primarily due to increased headcount related expenses of $1.2 million, increased amortization costs of $1.1 million due to the acquisition of SCS, various acquisition related costs of $0.8 million, including legal, accounting and other compliance fees, increased stock-based compensation expense of $0.5 million and increased facilities costs of $0.2 million. Sales, general and administrative expenses for the six months ended June 30, 2016 increased $9.1 million as compared to the same period in 2015 primarily due to various acquisition related costs of $2.6 million, increased headcount related expenses of $2.0 million, increased amortization costs of $1.9 million, increased stock-based compensation expense of $1.3 million and increased facilities costs of $0.3 million.

Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of LEDs in general lighting, the use and adoption of our inventions or technologies and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 68% and 69% of our revenue for the three and six months ended June 30, 2016, respectively, as compared to 66% and 65% for the three and six months ended June 30, 2015, respectively. As a result of renewing with Samsung in 2013 and settling with SK hynix and Micron in 2013, as well as extending our license agreement with SK hynix in June 2015, Samsung, SK hynix and Micron are expected to account for a significant portion of our ongoing licensing revenue. For both the three and six months ended June 30, 2016, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For both the three and six months ended June 30, 2015, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue.
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
During the third quarter of 2015 we announced that we are in technical development of the buffer chip set which we are currently sampling to key potential customers and critical ecosystem partners. We are currently working to make the chipset commercially available, but we do not expect any material contribution to revenue from the chipset in 2016.
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

Our revenue from companies headquartered outside of the United States accounted for approximately 65% of our total revenue for both the three and six months ended June 30, 2016 as compared to 59% and 61% for the three and six months ended June 30, 2015, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, the majority of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk.
For additional information concerning international revenue, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Engineering costs in the aggregate increased and as a percentage of revenue decreased for the three months ended June 30, 2016 as compared to the same period in the prior year. Engineering costs in the aggregate and as a percentage of revenue increased for the six months ended June 30, 2016 as compared to the same period in the prior year. In the near term, we expect engineering costs in the aggregate to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies, including costs related to various acquisitions.
Sales, general and administrative expenses in the aggregate and as a percentage of revenue increased for the three months ended June 30, 2016 as compared to the same period in the prior year. Sales, general and administrative expenses in the aggregate and as a percentage of revenue increased for the six months ended June 30, 2016 as compared to the same period in the prior year. In the past, our litigation expenses have been high and difficult to predict. Because we successfully negotiated settlements and license agreements with SK hynix, Micron and Nanya during the course of 2013 and 2014, we have settled all outstanding litigation and should no longer have material litigation expenses related to these specific matters. To the extent litigation is again necessary, our expectations on the amount and timing of any future general and administrative costs is uncertain. In the near term, we expect our sales, general and administrative costs in the aggregate to be higher due to the recently announced acquisitions.
Our continued investment in research and development projects, involvement in any future litigation or other legal proceedings and any lower revenue from our customers in the future, will negatively affect our cash from operations.
As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth, including the acquisitions of SCS, Snowbush IP and Inphi's Memory Interconnect Business.

To provide us with more flexibility in returning capital back to our shareholders, on January 21, 2015, our Board authorized a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. In the fourth quarter of 2015, we entered into an accelerated share repurchase program to repurchase an aggregate of $100.0 million of our common stock and received an initial delivery of 7.8 million shares. During the second quarter of 2016, the accelerated share repurchase program was completed and we received an additional 0.7 million shares of our common stock. We may continue to tactically execute the share repurchase program from time to time.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Royalties	82.1%	85.7%	84.3%	88.8%
Contract and other revenue	17.9%	14.3%	15.7%	11.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	18.4%	16.7%	17.6%	15.7%
Research and development*	37.6%	40.1%	38.4%	39.6%
Sales, general and administrative*	28.5%	23.8%	30.1%	24.6%
Gain from sale of intellectual property	—%	(1.2)%	—%	(2.2)%
Gain from settlement	(0.2)%	(0.7)%	(0.4)%	(0.7)%
Total operating costs and expenses	84.3%	78.7%	85.7%	77.0%
Operating income	15.7%	21.3%	14.3%	23.0%
Interest income and other income (expense), net	1.5%	0.3%	0.9%	0.2%
Interest expense	(4.1)%	(4.2)%	(4.2)%	(4.2)%
Interest and other income (expense), net	(2.6)%	(3.9)%	(3.3)%	(4.0)%
Income before income taxes	13.1%	17.4%	11.0%	18.9%
Provision for income taxes	8.0%	8.0%	7.1%	7.7%
Net income	5.1%	9.4%	3.9%	11.2%
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	0.0%	0.0%	0.0%	0.0%
Research and development	2.8%	2.7%	2.8%	2.6%
Sales, general and administrative	3.8%	3.3%	3.8%	3.0%

	Three Months			Six Months
	Ended June 30,		Change in	Ended June 30,		Change in
(Dollars in millions)	2016	2015	Percentage	2016	2015	Percentage
Total Revenue
Royalties	$62.8	$62.4	0.7%	$125.7	$129.4	(2.8)%
Contract and other revenue	13.7	10.4	31.1%	23.5	16.3	43.3%
Total revenue	$76.5	$72.8	5.1%	$149.2	$145.7	2.4%

Royalty Revenue

Patent Licenses

Our patent royalties decreased approximately $1.2 million to $58.2 million for the three months ended June 30, 2016 from $59.4 million for the same period in 2015. The decrease was primarily due to lower royalty revenue from AMD, IBM and Renesas, offset by higher royalty revenue recognized from SK hynix and Toshiba. Of the $58.2 million patent royalties for the three months ended June 30, 2016, $3.9 million is related to past royalty revenue from settlement of past legal proceedings with SK Hynix and Micron.
Our patent royalties decreased approximately $7.1 million to $117.3 million for the six months ended June 30, 2016 from $124.4 million for the same period in 2015. The decrease was primarily due to lower royalty revenue from AMD, IBM, Renesas and STMicroelectronics, offset by higher royalty revenue recognized from SK hynix and Toshiba. Of the $117.3 million patent royalties for the six months ended June 30, 2016, $21.2 million is related to past royalty revenue from settlement of past legal proceedings with SK Hynix and Micron.
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
Technology Licenses
Royalties from technology licenses increased approximately $1.7 million to $4.7 million for the three months ended June 30, 2016 from $3.0 million for the same period in 2015. The increase was primarily due to higher royalties from eASIC, Qualcomm and various other security technology license revenue, offset by lower royalties from Nagravision.
Royalties from technology licenses increased approximately $3.5 million to $8.4 million for the six months ended June 30, 2016 from $4.9 million for the same period in 2015. The increase was primarily due to higher royalties from eASIC, Eaton, Qualcomm and various other security technology license revenue, offset by lower royalties from Nagravision.
In the future, we expect technology royalties will continue to vary from period to period based on our customers’ shipment volumes, sales prices, and product mix.

Royalty Revenue by Reportable Segments

Royalty revenue from the MID reportable segment, which includes patent and technology license royalties, decreased approximately $2.2 million to $51.4 million for the three months ended June 30, 2016 from $53.6 million for the same period in 2015. The decrease was primarily due to lower royalty revenue from AMD, IBM and Renesas, offset by higher royalty revenue recognized from SK hynix and Toshiba.
Royalty revenue from the MID reportable segment decreased approximately $4.5 million to $103.2 million for the six months ended June 30, 2015 from $107.7 million for the same period in 2015. The decrease was primarily due to lower royalty revenue from AMD, IBM, Renesas and STMicroelectronics, offset by higher royalty revenue recognized from SK hynix and Toshiba.
Royalty revenue from the CRD reportable segment, which includes patent and technology license royalties, increased approximately $2.6 million to $10.5 million for the three months ended June 30, 2016 from $7.9 million for the same period in 2015. The increase was primarily due to higher royalty revenue from Qualcomm, Renesas and various other customers, offset by lower royalty revenue from Nagravision.
Royalty revenue from the CRD reportable segment increased $0.3 million to $20.6 million for the six months ended June 30, 2016 from $20.3 million for the same period in 2015. The increase was primarily due to higher royalty revenue from Qualcomm and various other customers, offset by lower royalty revenue from Nagravision, Renesas and STMicroelectronics.
Royalty revenue from the Other segment was immaterial for both the three months ended June 30, 2016 and 2015, and remained relatively flat period over period.
Royalty revenue from the Other segment was immaterial for both the six months ended June 30, 2016 and 2015, and increased period over period.
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development and sale of security and lighting products. Contract and other revenue increased approximately $3.2 million to $13.6 million for the three months ended June 30, 2016 from $10.4 million for the same period in 2015. The increase was primarily due to increased security technology development projects, including revenue from the acquisition of SCS, offset by decreased sales of light guides.
Contract and other revenue increased approximately $7.1 million to $23.5 million for the six months ended June 30, 2016 from $16.4 million for the same period in 2015. The increase was primarily due to increased security technology development projects, including revenue from the acquisition of SCS, offset by decreased sales of light guides.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.

Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment increased approximately $2.0 million to $3.0 million for the three months ended June 30, 2016 from $1.0 million for the same period in 2015, primarily due to various new development projects.
Contract and other revenue from the MID reportable segment increased $3.2 million to $4.8 million for the six months ended June 30, 2016 from $1.6 million as compared to the same period in 2015, primarily due to various new development projects.
Contract and other revenue from the CRD reportable segment increased approximately $2.0 million to $5.9 million for the three months ended June 30, 2016 from $3.9 million for the same period in 2015, primarily due to higher revenue from security technology development projects, including revenue from the acquisition of SCS.
Contract and other revenue from the CRD reportable segment increased approximately $5.6 million to $9.9 million for the six months ended June 30, 2016 from $4.3 million for the same period in 2015, primarily due to higher revenue from security technology development projects.
Contract and other revenue from the Other segment decreased approximately $0.9 million to $4.7 million for the three months ended June 30, 2016 from $5.6 million for the same period in 2015. The decrease was primarily due to decreased sales of light guides, offset by increased revenue from lighting technology development projects.
Contract and other revenue from the Other segment decreased approximately $1.7 million to $8.8 million for the six months ended June 30, 2016 from $10.5 million for the same period in 2015. The decrease was primarily due to decreased sales of light guides, offset by increased revenue from lighting technology development projects.
Engineering costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2016	2015	Percentage	2016	2015	Percentage
Engineering costs
Cost of revenue	$7.7	$6.4	19.7%	$13.5	$11.5	18.0%
Amortization of intangible assets	6.4	5.7	12.4%	12.8	11.4	11.9%
Stock-based compensation	0.0	0.0	—%	0.0	0.0	—%
Total cost of revenue	14.1	12.1	16.1%	26.3	22.9	14.9%
Research and development	26.6	27.2	(2.0)%	53.1	53.9	(1.6)%
Stock-based compensation	2.1	2.0	6.1%	4.2	3.8	11.6%
Total research and development	28.7	29.2	(1.5)%	57.3	57.7	(0.8)%
Total engineering costs	$42.8	$41.3	3.7%	$83.6	$80.6	3.7%
Total engineering costs increased $1.5 million for the three months ended June 30, 2016 as compared to the same period in 2015 primarily due to increased headcount related expenses of $1.5 million, increased expenses related to software design tools of $0.7 million and increased amortization costs of $0.7 million due to the acquisition of SCS offset by decreased prototyping costs of $0.9 million and decreased bonus accrual expense of $0.4 million.
Total engineering costs increased $3.0 million for the six months ended June 30, 2016 as compared to the same period in 2015 primarily due to increased headcount related expenses of $2.1 million, increased expenses related to software design tools of $1.5 million, increased amortization costs of $1.4 million and increased stock-based compensation expense of $0.4 million offset by decreased prototyping costs of $1.2 million, decreased bonus accrual expense of $0.8 million, decreased depreciation expense of $0.2 million and decreased software and equipment maintenance costs of $0.2 million.
In the near term, we expect engineering costs to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies, including costs related to various acquisitions.

Sales, general and administrative costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2016	2015	Percentage	2016	2015	Percentage
Sales, general and administrative costs
Sales, general and administrative costs	$18.9	$14.9	26.3%	$39.2	$31.4	24.6%
Stock-based compensation	2.9	2.4	21.9%	5.7	4.4	29.8%
Total sales, general and administrative costs	$21.8	$17.3	25.7%	$44.9	$35.8	25.2%
Total sales, general and administrative costs increased $4.5 million for the three months ended June 30, 2016 as compared to the same period in 2015 primarily due to increased headcount related expenses of $1.2 million, increased amortization costs of $1.1 million due to the acquisition of SCS, various acquisition related costs of $0.8 million, including legal, accounting and other compliance fees, increased stock-based compensation expense of $0.5 million and increased facilities costs of $0.2 million.
Total sales, general and administrative costs increased $9.1 million for the six months ended June 30, 2016 as compared to the same period in 2015 primarily due to various acquisition related costs of $2.6 million, increased headcount related expenses of $2.0 million, increased amortization costs of $1.9 million, increased stock-based compensation expense of $1.3 million and increased facilities costs of $0.3 million.
In the future, sales, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative costs to be higher due to the recently announced acquisitions.
Gain from sale of intellectual property:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2016	2015	Percentage	2016	2015	Percentage
Gain from sale of intellectual property	$—	$0.9	(100.0)%	$—	$3.2	(100.0)%

During 2013, we sold portfolios of our patent assets covering lighting technologies. As part of these transactions, we received an initial upfront payment and expect to receive subsequent payments if and when the purchaser of the patents is successful in licensing that portfolio. During the first half of 2016, we did not receive any payment from the purchaser of the patents related to this transaction.

Gain from settlement:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2016	2015	Percentage	2016	2015	Percentage
Gain from settlement	$0.1	$0.5	(72.9)%	$0.6	$1.0	(43.2)%

The settlements with SK hynix and Micron are multiple element arrangements for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with SK hynix and the settlement with Micron which included a third party valuation using an income approach (the “SK hynix Fair Value” and "Micron Fair Value", respectively). The total gain from settlement related to the settlements with SK hynix and Micron was $1.9 million and $3.3 million, respectively. During the three months ended June 30, 2016 and 2015, we recognized $0.1 million and $0.5 million, respectively, as gain from settlement, which represents the portion of the SK hynix Fair Value and Micron Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlements. During the six months ended June 30, 2016 and 2015, we recognized $0.6 million and $1.0 million, respectively, as gain from settlement. Refer to Note 14, “Agreements with SK hynix and Micron,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Interest and other income (expense), net:

	Three Months			Six Months
	Ended June 30,		Change in	Ended June 30,		Change in
(Dollars in millions)	2016	2015	Percentage	2016	2015	Percentage
Interest income and other income (expense), net	$1.1	$0.2	NM*	$1.4	$0.3	NM*
Interest expense	(3.1)	(3.1)	—%	(6.3)	(6.1)	2.1%
Interest and other income (expense), net	$(2.0)	$(2.9)	(29.9)%	$(4.9)	$(5.8)	(15.7)%
______________________________________

*	NM — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
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
Provision for income taxes:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2016	2015	Percentage	2016	2015	Percentage
Provision for income taxes	$6.1	$5.8	5.2%	$10.6	$11.2	(5.5)%
Effective tax rate	61.2%	45.8%		64.9%	40.7%
Our effective tax rate for the three and six months ended June 30, 2016 was different from the U.S. statutory tax rate primarily due to income tax expense recognized from exercises and expiration of out-of-the-money fully vested shares from our equity incentive plans. Similarly, the effective tax rate was different for the three and six months ended June 30, 2016 as compared to the same period in 2015, due to the exhaustion of our excess tax benefits pool (from equity incentive plan exercises and expirations) in 2015. As such, we recognized income tax expense in situations when the stock-based compensation costs from equity incentive plans exceeded the tax benefits received from the tax deduction from equity incentive plan exercises.
We recorded a provision for income taxes of $6.1 million and $5.8 million for the three months ended June 30, 2016 and 2015, respectively. We recorded a provision for income taxes of $10.6 million and $11.2 million for the six months ended June 30, 2016 and 2015, respectively. During the three months ended June 30, 2016 and 2015, we paid withholding taxes of $5.4 million and $4.8 million, respectively. During the six months ended June 30, 2016 and 2015, we paid withholding taxes of $10.9 million and $9.6 million, respectively.
Our effective tax rates for the three and six months ended June 30, 2015 was different from the U.S. statutory tax rate applied to our pretax income primarily due to a full valuation allowance on our U.S. deferred tax assets, foreign withholding and income taxes, and state income taxes.
As of June 30, 2016, we continue to maintain a valuation allowance against the majority of our state deferred tax assets. We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.

Liquidity and Capital Resources

	As of
	June 30, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents	$188.0	$143.8
Marketable securities	71.3	143.9
Total cash, cash equivalents, and marketable securities	$259.3	$287.7

	Six Months Ended
	June 30,
	2016	2015
	(In millions)
Net cash provided by operating activities	$48.7	$38.3
Net cash used in investing activities	$(12.4)	$(0.3)
Net cash provided by financing activities	$8.6	$9.3

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the six months ended June 30, 2016 were funded primarily from cash collected from our customers.
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

As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth, including the acquisition of SCS, and our pending acquisitions of Snowbush IP and Inphi’s Memory Interconnect Business. Upon closing of our pending acquisitions, we expect a significant cash outflow within the third quarter of 2016.

To provide us with more flexibility in returning capital back to our shareholders, on January 21, 2015, our Board authorized a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. In the fourth quarter of 2015, we entered into an accelerated share repurchase program to repurchase an aggregate of $100.0 million of our common stock and received an initial delivery of 7.8 million shares. During the second quarter of 2016, the accelerated share repurchase program was completed and we received an additional 0.7 million shares of our common stock as the final settlement of the accelerated share repurchase program. We may continue to tactically execute the share repurchase program from time to time.

As of June 30, 2016, there remained an outstanding authorization to repurchase approximately 11.5 million shares of our outstanding common stock under the current share repurchase program.

Operating Activities

Cash provided by operating activities of $48.7 million for the six months ended June 30, 2016 was primarily attributable to the cash generated from customer licensing, software license and related implementation, support and maintenance fees, and engineering services fees. Changes in operating assets and liabilities for the six months ended June 30, 2016 primarily included a decrease in accrued salaries and benefits and other liabilities and a decrease in accounts receivable.

Cash provided by operating activities of $38.3 million for the six months ended June 30, 2015 was primarily attributable to the cash generated from customer licensing. Changes in operating assets and liabilities for the six months ended June 30, 2015 primarily included a decrease in accrued salaries and benefits and other liabilities mainly due to the payout of the 2014 Corporate Incentive Plan, a decrease in accounts payable, an increase in deferred revenue and an increase in prepaids and other current assets.
Investing Activities
Cash used in investing activities of $12.4 million for the six months ended June 30, 2016 primarily consisted of cash paid for the acquisition of SCS of $92.6 million, net of cash acquired of $12.1 million, cash paid for purchases of available-for-sale marketable securities of $54.9 million, $3.6 million paid to acquire property, plant and equipment, offset by proceeds from the maturities and sales of available-for-sale marketable securities of $82.0 million and $44.5 million, respectively.
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
Financing Activities
Cash provided by financing activities was $8.5 million for the six months ended June 30, 2016. We received proceeds of $8.3 million from the issuance of common stock under equity incentive plans and paid $0.3 million due to principal payments against the lease financing obligation.
Cash provided by financing activities was $9.3 million for the six months ended June 30, 2015. We received proceeds of $9.0 million from the issuance of common stock under equity incentive plans and paid $0.2 million due to principal payments against the lease financing obligation.
Contractual Obligations
As of June 30, 2016, our material contractual obligations were (in thousands):

	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$25,336	$3,116	$6,302	$6,447	$6,602	$2,869	$—
Leases and other contractual obligations	10,272	2,601	3,221	2,211	1,353	441	445
Software licenses (3)	10,678	2,008	4,235	3,701	734	—	—
Convertible notes	138,000	—	—	138,000	—	—	—
Interest payments related to convertible notes	3,881	776	1,553	1,552	—	—	—
Total	$188,167	$8,501	$15,311	$151,911	$8,689	$3,310	$445
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $22.4 million including $19.6 million recorded as a reduction of long-term deferred tax assets and $2.8 million in long-term income taxes payable as of June 30, 2016. As noted in Note 12, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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
We also have commitments related to acquisitions, which are not included in the above table. See Note 16, “Acquisition,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, for further details.

Share Repurchase Program
During the six months ended June 30, 2016, we repurchased and retired 0.7 million shares of our common stock under our share repurchase program.
On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan.
On October 26, 2015, we initiated an accelerated share repurchase program with Citibank, N.A. The accelerated share repurchase program is part of the broader share repurchase program previously authorized by our Board on January 21, 2015. Under the accelerated share repurchase program, we pre-paid to Citibank, N.A., the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 7.8 million shares of our common stock from Citibank, N.A, in the fourth quarter of 2015, which were retired and recorded as a $80.0 million reduction to stockholders' equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The number of shares to be ultimately purchased by us was determined based on the volume weighted average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. During the second quarter of 2016, the accelerated share repurchase program was completed and we received an additional 0.7 million shares of our common stock as the final settlement of the accelerated share repurchase program.

As of June 30, 2016, there remained an outstanding authorization to repurchase approximately 11.5 million shares of our outstanding common stock under the current share repurchase program.

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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of June 30, 2016, we had an investment portfolio of fixed income marketable securities of $209.3 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of June 30, 2016, the fair value of the portfolio would decline by approximately $0.4 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the United Kingdom and the Netherlands, design centers in Canada, India, Finland and France and small business development offices in Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of June 30, 2016, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, our expansion into new markets subjects us to additional risks. We may have limited or no experience in new products and markets, including our recently announced buffer chip set, our CryptoManager platform and new offerings that will result from our acquisition of SCS in the mobile credential and smart card solution spaces, and our pending acquisitions of Snowbush IP and Inphi’s Memory Interconnect Business, and our customers may not adopt our new offerings. These and other new offerings may present new and difficult challenges, which could negatively affect our operating results.

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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 69% and 65% of our revenue for the six months ended June 30, 2016 and 2015, respectively. For both of the six months ended June 30, 2016 and 2015, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. Additionally, our top five customers represented approximately 65% and 62% of our revenues for the years ended December 31, 2015 and 2014, respectively. For both of the years ended December 31, 2015 and 2014, revenues from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue in each year. We extended our license agreement with Samsung in December 2013, and we expect Samsung to continue to account for a significant portion of our licensing revenue. We also entered into settlement agreements with each of SK hynix and Micron (which included Elpida, which Micron had acquired in July 2013) in June 2013 and December 2013, respectively. In June 2015, we also extended our license agreement with SK hynix. As a result of the renewal and such settlements, we expect each of Samsung, SK hynix and Micron to account for a significant portion of our licensing revenue in the future. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
We may not be successful in entering into new markets, and our new product offerings, such as our recently announced buffer chip set, our pending acquisitions of Snowbush IP and Inphi’s Memory Interconnect Business, our CryptoManager platform and new offerings in the mobile credential and smart card solution spaces, may not be adopted. In addition, once we commercially launch our products, the sales volume of such products in any given period will be difficult to predict.

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
From time to time, we engage in acquisitions, strategic transactions and strategic investments, such as our acquisition of SCS and our pending acquisitions of Snowbush IP and Inphi’s Memory Interconnect Business. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, including if we are unable to close any pending acquisitions. For example, for any pending or completed acquisitions, we may discover unidentified issues not discovered in due diligence, and we may be subject to liabilities that are not covered by indemnification protection or become subject to litigation. Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers of the acquired business; minimizing the diversion of management's and other employees’ attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures.
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
For the six months ended June 30, 2016 and 2015, revenues received from our international customers constituted approximately 65% and 61%, respectively, of our total revenue. Additionally, for the years ended December 31, 2015 and 2014, revenues received from our international customers constituted approximately 60% and 63%, respectively, of our total revenue.

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
Our operations and performance depend significantly on worldwide economic conditions. Increased uncertainty in the wake of the “Brexit” referendum in the United Kingdom in June 2016, in which the majority of voters voted in favor of an exit from the European Union, have resulted in an increase in volatility in the global financial markets. Uncertainty about global or regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the demand for the products of our customers in the foreseeable future. If our customers experience reduced demand for their products as a result of global or regional economic conditions or otherwise, this could result in reduced royalty revenue and our business and results of operations could be harmed.
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
We do not have extensive experience in creating, manufacturing and marketing products, including our recently announced buffer chip set, our CryptoManager platform and new offerings that will result from our acquisition of SCS in the mobile credential and smart card solution spaces, and our pending acquisitions of Snowbush IP and Inphi’s Memory Interconnect

Business. These and other new offerings may present new and difficult challenges, and we may be subject to claims if customers of these offerings experience failures or other quality issues. In particular, we may experience difficulties with product design, qualification, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new products. Although we intend to design our products to be fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances.

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
Our certificate of incorporation and bylaws, Delaware law, our outstanding convertible notes and certain other agreements contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.
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
In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. While we generally do not indemnify our customers, some of our license agreements provide indemnities, and some require us to provide technical support and information to a customer that is involved in litigation involving use of our technology. In addition, we may be exposed to indemnification obligations, risks and liabilities that were unknown at the time of acquisitions, including with respect to our acquisition of SCS and our pending acquisitions of Snowbush IP and Inphi’s Memory Interconnect Business, and we may agree to indemnify others in the future. Any of these indemnification and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our customers, a customer's development, marketing and sales of licensed semiconductors, lighting, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition as a result of lower or no royalty payments.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

Cumulative shares repurchased as of December 31, 2015 (1)	7,812,500	$11.70	7,812,500	12,187,500
April 1, 2016 - April 30, 2016 (1)	735,861	$11.70	735,861	11,451,639
Cumulative shares repurchased as of June 30, 2016	8,548,361		8,548,361
(1) In the fourth quarter of 2015, we entered into an accelerated share repurchase program with a financial institution to repurchase an aggregate of $100.0 million of our common stock. We made an upfront payment of $100.0 million pursuant to the accelerated share repurchase program and received an initial delivery of 7.8 million shares which were retired. During the second quarter of 2016, the accelerated share repurchase program was completed and we received an additional 0.7 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program. The total shares of our common stock received and retired under the terms of the accelerated share repurchase program were 8.5 million, with an average price paid per share of $11.70. See Note 11, “Stockholders' Equity,”of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
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

RAMBUS INC.

Date: July 22, 2016	By:	/s/ Satish Rishi
Satish Rishi
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1	Asset Purchase Agreement, dated June 29, 2016, by and among Rambus Inc., Bell ID Singapore Ptd Ltd, Inphi Corporation and Inphi International Pte. Ltd.

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