Form 10-Q
period 2016-09-30
RAMBUS INC
filed 2016-10-28
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 110,451,608 as of September 30, 2016.

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

•
Dispositions, acquisitions, mergers or strategic transactions and our related integration efforts, including our recent acquisition of Smart Card Software Ltd., Semtech Corporation's Snowbush IP and Inphi Corporation's Memory Interconnect Business;

•	Impairment of goodwill and long-lived assets;

•	Pricing policies of our customers;

•
Changes in our strategy and business model, including the expansion of our portfolio of inventions, products and solutions to address additional markets in lighting, chip, mobile payments, smart ticketing and security;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Effects of security breaches or failures in our or our customers’ products and services on our business;

•	Engineering, sales and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses and operations;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Effects of government regulations on our industry and business;

•	Manufacturing and supply partners and/or sale and distribution channels;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates;

•	Restructurings and plans of termination;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	The level and terms of our outstanding debt and the repayment or financing of such debt;

•	Potential litigation expenses;

•	Protection of intellectual property;

•	Any changes in laws, agency actions and judicial rulings that may impact the ability to enforce intellectual property rights;

•	Indemnification and technical support obligations;

•	Equity repurchase plans;

•	Issuances of debt or equity securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Outcome and effect of potential future intellectual property litigation and other significant litigation; and

•	Likelihood of paying dividends.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$89,479	$143,764
Marketable securities	61,310	143,942
Accounts receivable	26,363	16,408
Prepaids and other current assets	22,150	11,476
Total current assets	199,302	315,590
Intangible assets, net	164,862	64,266
Goodwill	207,531	116,899
Property, plant and equipment, net	59,191	56,616
Deferred tax assets	165,661	162,485
Other assets	3,749	2,165
Total assets	$800,296	$718,021
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,188	$4,096
Accrued salaries and benefits	10,209	12,278
Deferred revenue	17,772	5,780
Accrued acquisition liability	10,779	—
Other current liabilities	10,853	6,212
Total current liabilities	59,801	28,366
Convertible notes, long-term	124,443	119,418
Long-term imputed financing obligation	38,194	38,625
Long-term income taxes payable	2,897	2,903
Deferred tax liabilities	14,779	—
Other long-term liabilities	7,342	2,176
Total liabilities	247,456	191,488
Commitments and contingencies (Notes 9 and 13)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at September 30, 2016 and December 31, 2015	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 110,451,608 shares at September 30, 2016 and 109,287,591 shares at December 31, 2015	110	109
Additional paid-in capital	1,173,609	1,130,368
Accumulated deficit	(611,606)	(604,317)
Accumulated other comprehensive income (loss)	(9,273)	373
Total stockholders’ equity	552,840	526,533
Total liabilities and stockholders’ equity	$800,296	$718,021
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenue:
Royalties	$68,298	$66,823	$194,010	$196,173
Contract and other revenue	21,557	6,956	45,028	23,332
Total revenue	89,855	73,779	239,038	219,505
Operating costs and expenses:
Cost of revenue*	19,424	11,111	45,720	34,004
Research and development*	33,820	27,784	91,100	85,506
Sales, general and administrative*	24,795	17,860	69,679	53,701
Gain from sale of intellectual property	—	(106)	—	(3,262)
Gain from settlement	—	(510)	(579)	(1,530)
Total operating costs and expenses	78,039	56,139	205,920	168,419
Operating income	11,816	17,640	33,118	51,086
Interest income and other income (expense), net	142	539	1,522	874
Interest expense	(3,193)	(3,117)	(9,497)	(9,291)
Interest and other income (expense), net	(3,051)	(2,578)	(7,975)	(8,417)
Income before income taxes	8,765	15,062	25,143	42,669
Provision for (benefit from) income taxes	4,254	(166,971)	14,878	(155,727)
Net income	$4,511	$182,033	$10,265	$198,396
Net income per share:
Basic	$0.04	$1.56	$0.09	$1.71
Diluted	$0.04	$1.52	$0.09	$1.67
Weighted average shares used in per share calculation:
Basic	110,214	116,444	109,951	115,940
Diluted	113,723	119,542	112,805	118,997
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	$14	$12	$42	$51
Research and development	$2,337	$1,548	$6,526	$5,303
Sales, general and administrative	$3,092	$2,008	$8,788	$6,395

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Net income	$4,511	$182,033	$10,265	$198,396
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,704)	—	(8,903)	9
Unrealized gain (loss) on marketable securities, net of tax	(374)	13	(745)	40
Total comprehensive income	$1,433	$182,046	$617	$198,445

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$10,265	$198,396
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	15,356	11,749
Depreciation	9,388	9,374
Amortization of intangible assets	26,045	18,914
Non-cash interest expense and amortization of convertible debt issuance costs	5,025	4,744
Deferred income taxes	(4,157)	(171,509)
Excess tax benefits from stock-based compensation	(927)	(652)
Gain from sale of intellectual property and property, plant and equipment, net	(29)	(3,257)
Effect of exchange rate on assumed cash liability from acquisition	(985)	—
Change in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	333	(4,313)
Prepaid expenses and other assets	(3,887)	(3,736)
Accounts payable	2,302	(1,001)
Accrued salaries and benefits and other liabilities	(8,277)	(7,280)
Income taxes payable	1,644	593
Deferred revenue	7,532	1,674
Net cash provided by operating activities	59,628	53,696
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,750)	(4,749)
Purchases of marketable securities	(54,869)	(124,862)
Maturities of marketable securities	85,746	81,396
Proceeds from sale of marketable securities	50,546	43,134
Proceeds from sale of intellectual property and property, plant and equipment	—	3,510
Acquisitions of businesses, net of cash acquired	(202,523)	—
Net cash used in investing activities	(125,850)	(1,571)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	12,277	10,081
Principal payments against lease financing obligation	(476)	(341)
Excess tax benefits from stock-based compensation	927	652
Net cash provided by financing activities	12,728	10,392
Effect of exchange rate changes on cash and cash equivalents	(791)	(90)
Net increase (decrease) in cash and cash equivalents	(54,285)	62,427
Cash and cash equivalents at beginning of period	143,764	154,126
Cash and cash equivalents at end of period	$89,479	$216,553

Non-cash investing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$1,344	$542
Non-cash financing activities during the period:
Additional purchase consideration from acquisition	$10,779	$—

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
During the third quarter of 2016, the Company renamed its Cryptography Research Division ("CRD") organization to Rambus Security Division ("RSD"). The Company determined its CODM to be the Chief Executive Officer and determined its operating segments to be: (1) Memory and Interface Division ("MID"), which focuses on the design, development, manufacturing through partnerships and licensing of technology and solutions that is related to memory and interfaces; (2) RSD, which focuses on the design, development, deployment and licensing of technologies for chip, system and in-field application security and anti-counterfeiting; (3) Emerging Solutions Division ("ESD"), which includes the Rambus Labs team, the computational sensing and imaging group as well as the development efforts in the area of emerging technologies; and (4) Lighting and Display Technologies ("LDT"), which focuses on the design, development and licensing of technologies for advanced LED-based lighting solutions.
For the three and nine months ended September 30, 2016, only MID and RSD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining other operating segments were shown under “Other.”
Reclassifications
Certain prior periods' amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income for any of the periods presented. Refer to Note 8 "Convertible Notes" for details.
2. Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15 which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and is applied retrospectively. Early adoption is permitted including adoption in an interim period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13. The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
In May 2014, the FASB and International Accounting Standards Board issued their converged accounting standards update on revenue recognition. The core principle of the new guidance is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new guidance also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple-element arrangements. In August 2015, the FASB deferred the effective date of this accounting standards update by one year. The new accounting standards update becomes effective for the Company on January 1, 2018. The Company is currently evaluating the impact that this guidance will have on its financial condition and results of operations and has not yet selected a transition method.
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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income per share:	(In thousands, except per share amounts)
Numerator:
Net income	$4,511	$182,033	$10,265	$198,396
Denominator:
Weighted-average shares outstanding - basic	110,214	116,444	109,951	115,940
Effect of potential dilutive common shares	3,509	3,098	2,854	3,057
Weighted-average shares outstanding - diluted	113,723	119,542	112,805	118,997
Basic net income per share	$0.04	$1.56	$0.09	$1.71
Diluted net income per share	$0.04	$1.52	$0.09	$1.67
For the three months ended September 30, 2016 and 2015, options to purchase approximately 1.8 million and 2.6 million shares, respectively, and for the nine months ended September 30, 2016 and 2015, options to purchase approximately 2.2 million and 2.6 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense.
4. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for each of the reportable segments for the nine months ended September 30, 2016:

Reportable Segment:	As of December 31, 2015	Additions to Goodwill (1)	Impairment Charge of Goodwill	Effect of Exchange Rates (2)	As of September 30, 2016
	(In thousands)
MID	$19,905	$47,346	$—	$—	$67,251
RSD	96,994	46,903	—	(3,617)	140,280
Total	$116,899	$94,249	$—	$(3,617)	$207,531
(1) The additions to goodwill are a result of the acquisitions of Smart Card Software Limited (“SCS”) during the first quarter of 2016, and Inphi's Memory Interconnect Business and Snowbush IP Assets during the third quarter of 2016. See Note 16, “Acquisitions” for further details.

(2) Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of
	September 30, 2016
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$67,251	$—	$67,251
RSD	140,280	—	140,280
Other	21,770	(21,770)	—
Total	$229,301	$(21,770)	$207,531

Intangible Assets
The components of the Company’s intangible assets as of September 30, 2016 and December 31, 2015 were as follows:

		As of September 30, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology (1)	3 to 10 years	$257,228	$(147,839)	$109,389
Customer contracts and contractual relationships (1)	1 to 10 years	66,728	(34,655)	32,073
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development (2)	Not applicable	23,400	—	23,400
Total intangible assets		$347,656	$(182,794)	$164,862
(1) Includes intangible assets from the acquisitions of SCS, Inphi's Memory Interconnect Business, and Snowbush IP Assets. See Note 16, “Acquisitions” for further details.

(2) Includes intangible assets from the acquisitions of Inphi's Memory Interconnect Business and Snowbush IP Assets. See Note 16, “Acquisitions” for further details. The in-process research and development assets are accounted for as indefinite-lived intangible assets until the underlying projects are completed or abandoned.

		As of December 31, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$185,321	$(127,028)	$58,293
Customer contracts and contractual relationships	1 to 10 years	31,093	(25,120)	5,973
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$216,714	$(152,448)	$64,266

During the three and nine months ended September 30, 2016, the Company did not sell any intangible assets. During the three and nine months ended September 30, 2015, the Company did not purchase or sell any intangible assets.

Included in customer contracts and contractual relationships are favorable contracts which are acquired software and service agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduces the favorable contract intangible asset. For the three months ended September 30, 2016 and 2015, the Company received $0.6 million and $0.0 million, respectively, related to the favorable contracts. For the nine months ended September 30, 2016 and 2015, the Company received $4.7 million and $0.1 million, respectively, related to the favorable contracts. As of September 30, 2016 and December 31, 2015, the net balance of the favorable contract intangible assets was $5.2 million and zero, respectively.
Amortization expense for intangible assets for the three and nine months ended September 30, 2016 was $10.2 million and $26.0 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2015 was $6.3 million and $18.9 million, respectively. The estimated future amortization of intangible assets as of September 30, 2016 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2016 (remaining 3 months)	$14,518
2017	43,297
2018	29,240
2019	19,215
2020	18,406
Thereafter	40,186
$164,862

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

5.  Segments and Major Customers
For the three and nine months ended September 30, 2016, MID and RSD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.”
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
The tables below present reported segment operating income (loss) for the three and nine months ended September 30, 2016 and 2015, respectively.

	For the Three Months Ended September 30, 2016				For the Nine Months Ended September 30, 2016
	MID	RSD	Other	Total	MID	RSD	Other	Total
	(In thousands)				(In thousands)
Revenues	$63,142	$22,532	$4,181	$89,855	$171,154	$53,040	$14,844	$239,038
Segment operating expenses	20,060	12,493	6,840	39,393	44,797	37,507	21,594	103,898
Segment operating income (loss)	$43,082	$10,039	$(2,659)	$50,462	$126,357	$15,533	$(6,750)	$135,140
Reconciling items				(38,646)				(102,022)
Operating income				$11,816				$33,118
Interest and other income (expense), net				(3,051)				(7,975)
Income before income taxes				$8,765				$25,143

	For the Three Months Ended September 30, 2015				For the Nine Months Ended September 30, 2015
	MID	RSD	Other	Total	MID	RSD	Other	Total
	(In thousands)				(In thousands)
Revenues	$55,383	$12,246	$6,150	$73,779	$164,696	$36,849	$17,960	$219,505
Segment operating expenses	11,734	6,653	9,276	27,663	36,055	21,317	25,306	82,678
Segment operating income (loss)	$43,649	$5,593	$(3,126)	$46,116	$128,641	$15,532	$(7,346)	$136,827
Reconciling items				(28,476)				(85,741)
Operating income				$17,640				$51,086
Interest and other income (expense), net				(2,578)				(8,417)
Income before income taxes				$15,062				$42,669
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.

Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at September 30, 2016 and December 31, 2015, respectively, was as follows:

	As of
Customer	September 30, 2016	December 31, 2015
Customer 1 (MID and RSD reportable segments)	16%	21%
Customer 2 (RSD reportable segment)	11%	*
Customer 3 (MID reportable segment)	*	28%
Customer 4 (Other segment)	*	27%
Customer 5 (MID reportable segment)	12%	16%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and nine months ended September 30, 2016 and 2015, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2016	2015	2016	2015
Customer A (MID and RSD reportable segments)	17%	20%	20%	21%
Customer B (MID reportable segment)	19%	21%	20%	18%
Customer C (MID reportable segment)	13%	13%	13%	13%

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
South Korea	$32,519	$30,821	$95,604	$84,463
USA	32,951	33,146	84,835	90,530
Japan	9,551	3,460	20,449	19,866
Europe	4,271	1,571	12,362	8,287
Canada	1,162	6	2,544	207
Singapore	4,429	3,222	13,574	11,042
Asia-Other	4,972	1,553	9,670	5,110
Total	$89,855	$73,779	$239,038	$219,505

6. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government-sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.  As of September 30, 2016 and December 31, 2015, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of September 30, 2016
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$12,562	$12,562	$—	$—	0.24%
U.S. Government bonds and notes	7,001	7,000	1	—	0.44%
Corporate notes, bonds, commercial paper and other	70,605	70,652	—	(47)	0.62%
Total cash equivalents and marketable securities	90,168	90,214	1	(47)
Cash	60,621	60,621	—	—
Total cash, cash equivalents and marketable securities	$150,789	$150,835	$1	$(47)

	As of December 31, 2015
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$77,804	$77,804	$—	$—	0.12%
U.S. Government bonds and notes	14,110	14,142	—	(32)	0.48%
Corporate notes, bonds, commercial paper and other	160,823	160,979	—	(156)	0.45%
Total cash equivalents and marketable securities	252,737	252,925	—	(188)
Cash	34,969	34,969	—	—
Total cash, cash equivalents and marketable securities	$287,706	$287,894	$—	$(188)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	September 30, 2016	December 31, 2015
	(In thousands)
Cash equivalents	$28,858	$108,795
Short term marketable securities	61,310	143,942
Total cash equivalents and marketable securities	90,168	252,737
Cash	60,621	34,969
Total cash, cash equivalents and marketable securities	$150,789	$287,706

The Company continues to invest in highly rated quality, highly liquid debt securities. As of September 30, 2016, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015 are as follows:

	Fair Value		Gross Unrealized Loss
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(In thousands)
Less than one year
U.S. Government bonds and notes	$—	$14,110	$—	$(32)
Corporate notes, bonds and commercial paper	66,245	145,563	(47)	(156)
Total Corporate notes, bonds, and commercial paper and U.S. Government bonds and notes	$66,245	$159,673	$(47)	$(188)

The gross unrealized loss at September 30, 2016 and December 31, 2015 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. There is no need to sell these investments, and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 7, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.
7. Fair Value of Financial Instruments
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$12,562	$12,562	$—	$—
U.S. Government bonds and notes	7,001	—	7,001	—
Corporate notes, bonds, commercial paper and other	70,605	364	70,241	—
Total available-for-sale securities	$90,168	$12,926	$77,242	$—

	As of December 31, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$77,804	$77,804	$—	$—
U.S. Government bonds and notes	14,110	—	14,110	—
Corporate notes, bonds, commercial paper and other	160,823	1,264	159,559	—
Total available-for-sale securities	$252,737	$79,068	$173,669	$—

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
For the three and nine months ended September 30, 2016 and 2015, there were no transfers of financial instruments between different categories of fair value.

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016			As of December 31, 2015
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.125% Convertible Senior Notes due 2018 (the "2018 Notes")	$138,000	$124,443	$162,336	$138,000	$119,418	$156,292

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 8, "Convertible Notes," as of September 30, 2016, the 2018 Notes are carried at their face value of $138.0 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.
The Company also has a level 3 liability which consists of acquisition-related liabilities for contingent consideration (i.e. revenue sharing) related to the acquisition of Snowbush IP. As of September 30, 2016, the Company recorded $6.8 million of contingent consideration liability in other long-term liabilities. The Company used a weighted average discounted cash flow method to estimate the probability of achieving the revenue targets set forth above for each year. The fair value of the contingent consideration was determined using a discount rate of 23.5%.

8. Convertible Notes
The Company adopted ASU 2015-03 during the first quarter of 2016. Pursuant to the guidance in ASU 2015-03, the Company has reclassified unamortized debt issuance costs associated with the Company's 2018 Notes in the previously reported Consolidated Balance Sheet as of December 31, 2015, as follows:

(In thousands)	As presented December 31, 2015	Reclassifications	As adjusted December 31, 2015
Other assets	$3,648	$(1,483)	$2,165
Convertible notes, long-term	120,901	(1,483)	119,418
The Company’s convertible notes are shown in the following table:

(In thousands)	As of September 30, 2016	As of December 31, 2015
1.125% Convertible Senior Notes due 2018	$138,000	$138,000
Unamortized discount	(12,496)	(17,099)
Unamortized debt issuance costs	(1,061)	(1,483)
Total convertible notes	$124,443	$119,418
Less current portion	—	—
Total long-term convertible notes	$124,443	$119,418
Interest expense related to the notes for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
2018 Notes coupon interest at a rate of 1.125%	$388	$388	1,164	1,179
2018 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 5.5%	1,699	1,605	5,025	4,744
Total interest expense on convertible notes	$2,087	$1,993	$6,189	$5,923

9. Commitments and Contingencies
As of September 30, 2016, the Company’s material contractual obligations were as follows (in thousands):

	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$23,778	$1,558	$6,302	$6,447	$6,602	$2,869	$—
Leases and other contractual obligations	13,461	4,535	4,177	2,520	1,343	441	445
Software licenses (3)	17,696	1,721	6,994	7,338	1,643	—	—
Convertible notes	138,000	—	—	138,000	—	—	—
Interest payments related to convertible notes	3,105	—	1,553	1,552	—	—	—
Total	$196,040	$7,814	$19,026	$155,857	$9,588	$3,310	$445
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $22.4 million including $19.5 million recorded as a reduction of long-term deferred tax assets and $2.9 million in long-term income taxes payable as of September 30, 2016. As noted below in Note 12, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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
The Company also has commitments related to acquisitions, which are not included in the above table. See Note 16, “Acquisitions” for further details.
Building lease expense was approximately $1.1 million and $2.7 million for the three and nine months ended September 30, 2016, respectively. Building lease expense was approximately $0.7 million and $2.0 million for the three and nine months ended September 30, 2015, respectively. Deferred rent of $0.6 million and $0.8 million as of September 30, 2016 and December 31, 2015, respectively, was included primarily in other current liabilities and other long-term liabilities, respectively.
Indemnification
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification or liability that the Company could be exposed to under these agreements, however, this is not always possible. The fair value of the liability as of September 30, 2016 and December 31, 2015 is not material.
10. Equity Incentive Plans and Stock-Based Compensation
As of September 30, 2016, 7,689,902 shares of the 35,400,000 cumulative shares approved under both the current 2015 Equity Incentive Plan (the “2015 Plan”) and past 2006 Equity Incentive Plan (the “2006 Plan”) remain available for grant, which included an increase of 4,000,000 shares approved under the 2015 Plan. On April 23, 2015, the Company's stockholders approved the 2015 Plan, which authorizes 4,000,000 shares for future issuance plus the number of shares that remained available for grant under the 2006 Plan as of the effective date of the 2015 Plan. The 2015 Plan became effective and replaced the 2006 Plan on April 23, 2015. The 2015 Plan was the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of September 30, 2016. No further awards will be made under the 2006 Plan, but the 2006 Plan will continue to govern awards previously granted under it. In addition, any shares subject to stock options or other awards granted under the 2006 Plan that on or after the effective date of the 2015

Plan are forfeited, cancelled, exchanged or surrendered or terminate under the 2006 Plan will become available for grant under the 2015 Plan. Additionally, the 1997 Stock Option Plan (the “1997 Plan”) continues to govern awards previously granted under that plan.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2015	11,173,545
Stock options granted	(440,000)
Stock options forfeited	990,089
Stock options expired under former plans	(412,467)
Nonvested equity stock and stock units granted (1) (2)	(4,664,049)
Nonvested equity stock and stock units forfeited (1)	1,042,784
Total available for grant as of September 30, 2016	7,689,902
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

General Stock Option Information
The following table summarizes stock option activity under the 1997 Plan, 2006 Plan and 2015 Plan for the nine months ended September 30, 2016 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2016.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2015	8,995,017	$10.01
Options granted	440,000	$12.31
Options exercised	(1,255,904)	$7.28
Options forfeited	(990,089)	$19.26
Outstanding as of September 30, 2016	7,189,024	$9.36	5.34	$30,612
Vested or expected to vest at September 30, 2016	7,022,797	$9.37	5.29	$29,963
Options exercisable at September 30, 2016	4,740,578	$10.13	4.50	$19,191

No stock options that contain a market condition were granted during the three and nine months ended September 30, 2016. As of September 30, 2016 and December 31, 2015, there were 1,135,000 and 1,315,000, respectively, stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable. The fair values of the options granted with a market condition were calculated, on their respective grant dates, using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at September 30, 2016, based on the $12.50 closing stock price of Rambus’ common stock on September 30, 2016 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of September 30, 2016 was 5,949,024 and 3,538,628, respectively.

Employee Stock Purchase Plan
Under the 2015 Employee Stock Purchase Plan ("2015 ESPP"), the Company issued 340,349 shares at a price of $8.96 per share during the nine months ended September 30, 2016. Under the 2006 Employee Stock Purchase Plan ("2006 ESPP"), the Company issued 315,100 shares at a price of $9.66 per share during the nine months ended September 30, 2015. As of September 30, 2016, 1,659,651 shares under the 2015 ESPP remain available for issuance. The 2006 ESPP remained in effect until the Company’s November 2, 2015 offering period, at which time the first offering period under the 2015 ESPP began.
Stock-Based Compensation
For the nine months ended September 30, 2016 and 2015, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors the 2015 ESPP (and previously the 2006 ESPP), whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
During the three months ended September 30, 2016, the Company did not grant any stock options. During the nine months ended September 30, 2016, the Company granted 440,000 stock options with an estimated total grant-date fair value of $2.1 million. During the three and nine months ended September 30, 2016, the Company recorded stock-based compensation expense related to stock options of $1.0 million and $3.3 million, respectively.
During the three months ended September 30, 2015, the Company did not grant any stock options. During the nine months ended September 30, 2015, the Company granted 362,335 stock options, with an estimated total grant-date fair value of $1.7 million. During the three and nine months ended September 30, 2015, the Company recorded stock-based compensation expense related to stock options of $1.4 million and $5.9 million, respectively.
As of September 30, 2016, there was $5.2 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested as of September 30, 2016 was $29.0 million.
The total intrinsic value of options exercised was $3.0 million and $7.0 million for the three and nine months ended September 30, 2016, respectively. The total intrinsic value of options exercised was $0.9 million and $5.5 million for the three and nine months ended September 30, 2015, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
During the nine months ended September 30, 2016, net proceeds from employee stock option exercises totaled approximately $9.1 million.
Employee Stock Purchase Plan
For the three and nine months ended September 30, 2016, the Company recorded compensation expense related to the 2015 ESPP of $0.3 million and $1.1 million, respectively. For the three and nine months ended September 30, 2015, the Company recorded compensation expense related to the 2006 ESPP of $0.3 million and $1.2 million, respectively. As of September 30, 2016, there was $0.1 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and nine months ended September 30, 2016 and 2015 calculated in accordance with accounting for share-based payments.
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
	Nine Months Ended
	September 30,
	2016	2015
Stock Option Plans
Expected stock price volatility	36%	41%
Risk free interest rate	1.7%	1.2%
Expected term (in years)	6.1	6.0
Weighted-average fair value of stock options granted to employees	$4.66	$4.59
There were no stock options granted during the three months ended September 30, 2016 and 2015.

	Employee Stock Purchase Plan
	Nine Months Ended
	September 30,
	2016	2015
Employee Stock Purchase Plan
Expected stock price volatility	33%	34%
Risk free interest rate	0.41%	0.05%
Expected term (in years)	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$2.86	$3.48
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and nine months ended September 30, 2016, the Company granted nonvested equity stock units totaling 884,724 and 2,909,364 shares under the 2015 Plan. During the three and nine months ended September 30, 2015, the Company granted nonvested equity stock units totaling 90,556 and 1,672,458 shares under the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is 1 year. For the three and nine months ended September 30, 2016, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $12.6 million and $37.6 million. For the three and nine months ended September 30, 2015, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $1.3 million and $19.3 million. During the first quarters of 2016 and 2015, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance conditions. The ultimate number of performance units that can be earned can range from 0% to 150% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company's shares available for grant has been reduced to reflect the shares that could be earned at 150% of target. During the three and nine months ended September 30, 2016, the Company recorded $0.7 million and $2.0 million of stock-based compensation expense related to these performance unit awards. During the three and nine months ended September 30, 2015, the Company recorded $0.3 million and $0.8 million of stock-based compensation expense related to these performance unit awards.
For the three and nine months ended September 30, 2016, the Company recorded stock-based compensation expense of approximately $4.1 million and $10.9 million related to all outstanding nonvested equity stock grants. For the three and nine months ended September 30, 2015, the Company recorded stock-based compensation expense of approximately $1.8 million and $4.7 million related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $38.0 million at September 30, 2016. This amount is expected to be recognized over a weighted average period of 3.0 years.

The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2016:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2015	3,008,118	$11.32
Granted	2,909,364	$12.91
Vested	(455,804)	$10.48
Forfeited	(541,597)	$11.81
Nonvested at September 30, 2016	4,920,081	$12.28

11.  Stockholders’ Equity
Share Repurchase Program
During the nine months ended September 30, 2016, the Company repurchased and retired 0.7 million shares of its common stock under its share repurchase program.
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

As of September 30, 2016, there remained an outstanding authorization to repurchase approximately 11.5 million shares of the Company's outstanding common stock under the current share repurchase program.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

12. Income Taxes
The Company recorded a provision for (benefit from) income taxes of $4.3 million and $(167.0) million for the three months ended September 30, 2016 and 2015, respectively, and $14.9 million and $(155.7) million for the nine months ended September 30, 2016 and 2015, respectively. The income taxes for the three and nine months ended September 30, 2016 is primarily comprised of the Company's U.S. federal, state and foreign taxes and income tax expense recognized from exercises and expiration of out-of-the-money fully vested shares from equity incentive plans. The benefit from income taxes for the three and nine months ended September 30, 2015 was primarily comprised of the tax benefit relief from the release of the valuation allowance on the Company's U.S. federal and state deferred tax assets, offset by federal, state and foreign taxes.
During the three and nine months ended September 30, 2016, the Company paid withholding taxes of $5.5 million and $16.5 million, respectively. During the three and nine months ended September 30, 2015, the Company paid withholding taxes of $5.4 million and $15.0 million, respectively.

As of September 30, 2016, the Company’s unaudited condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $172.5 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible notes.
As of September 30, 2016, the Company continues to maintain a valuation allowance against the majority of its state deferred tax assets. Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realizability of the Company's net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company continues to maintain a deferred tax asset valuation allowance of $21.6 million as of September 30, 2016.

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

As of September 30, 2016, the Company had approximately $22.4 million of unrecognized tax benefits, including $19.5 million recorded as a reduction of long-term deferred tax assets and $2.9 million in long-term income taxes payable. If recognized, approximately $2.9 million would be recorded as an income tax benefit. As of December 31, 2015, the Company had $20.8 million of unrecognized tax benefits, including $18.6 million recorded as a reduction of long-term deferred tax assets and $2.2 million recorded in long-term income taxes payable.

Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At September 30, 2016 and December 31, 2015, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India, the U.K., the Netherlands and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2013 and forward. The California returns are subject to examination from 2009 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ended March 2010 and forward. The Company is currently under examination by California for the 2010 and 2011 tax years. The Company’s India subsidiary is under examination by the Indian tax administration for tax years beginning with 2011, except for 2014, which was assessed in the Company's favor. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.
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
During the third quarter of 2016, the Company received cash consideration of $16.0 million from SK hynix. The amount was allocated entirely to royalty revenue ($16.0 million) and none to gain from settlement based on the elements’ SK hynix Fair Value. During the nine months ended September 30, 2016, the Company received cash consideration of $48.0 million from SK hynix. The amount was allocated between royalty revenue ($47.9 million) and gain from settlement ($0.1 million) based on the elements’ SK hynix Fair Value.
The cumulative cash receipts through September 30, 2016 and the remaining future cash receipts from the agreements with SK hynix are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements (and assuming the option to make the lower payments begins with payments made during the middle of 2018):

	Cumulative Received to-date as of September 30,	Estimated to Be Received in						Total Estimated Cash Receipts
	2016	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter
(in millions)
Royalty revenue	$174.1	$16.0	$48.0	$40.0	$32.0	$48.0	$168.0	$526.1
Gain from settlement	1.9	—	—	—	—	—	—	1.9
Total	$176.0	$16.0	$48.0	$40.0	$32.0	$48.0	$168.0	$528.0

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
During the third quarter of 2016, the Company received cash consideration of $10.0 million from Micron. The amount was allocated entirely to royalty revenue ($10.0 million) and none to gain from settlement based on the elements’ Micron Fair Value. During the nine months ended September 30, 2016, the Company received cash consideration of $30.0 million from Micron. The amount was allocated between royalty revenue ($29.6 million) and gain from settlement ($0.4 million) based on the elements’ Micron Fair Value.
The remaining $164.5 million is expected to be paid in successive quarterly payments of $10.0 million, concluding in the fourth quarter of 2020.
The cumulative cash receipts through September 30, 2016 and the remaining future cash receipts from the agreements with Micron are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements:

	Cumulative Received to-date as of September 30,	Estimated to Be Received in					Total Estimated Cash Receipts
	2016	Remainder of 2016	2017	2018	2019	2020
(in millions)
Royalty revenue	$112.2	$10.0	$40.0	$40.0	$40.0	$34.5	$276.7
Gain from settlement	3.3	—	—	—	—	—	3.3
Total	$115.5	$10.0	$40.0	$40.0	$40.0	$34.5	$280.0

15. Restructuring Charges
The 2015 Plan
During 2015, the Company initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on sales, general and administrative programs and refining some of its research and development efforts ("the 2015 Plan"). In connection with this restructuring program, the Company initiated a plan of termination resulting in a reduction of 8% of the Company's headcount. The Company estimated that it would incur a cash payout related to the reduction in force of approximately $3.0 million, which is related to severance and termination benefits. The estimated non-cash expense was expected to be approximately $1.0 million. During the year ended December 31, 2015, the Company recorded a charge of $3.6 million related primarily to the reduction in workforce, of which $1.4 million was related to the MID reportable segment, $0.1 million was related to the RSD reportable segment, $1.2 million was related to the Other segment and $0.9 million was related to corporate support functions. The majority of the 2015 Plan was completed in the first quarter of 2016.
The following table summarizes the 2015 Plan restructuring activities during the nine months ended September 30, 2016:

	Employee Severance and Related Benefits	Facilities		Total
	(In thousands)
Balance at December 31, 2014	$—	$—		$—
Charges	2,993	583		3,576
Payments	(1,765)	—		(1,765)
Non-cash settlements	—	(583)	*	(583)
Balance at December 31, 2015	$1,228	$—		$1,228
Payments	(1,213)	—		(1,213)
Balance at September 30, 2016	$15	—		$15
______________________________________
*The non-cash charge of $583 thousand is related to the write down of fixed assets related to the Other segment.

16. Acquisitions
Smart Card Software Limited
On January 25, 2016, the Company completed its acquisition of Smart Card Software Limited (“SCS”), a privately-held company incorporated in the United Kingdom, by acquiring all issued and outstanding shares of capital stock of SCS. Pursuant to the merger agreement on January 25, 2016, SCS was merged into Rambus, Inc. The transaction was denominated in British pounds. Under the terms of the merger agreement, the total consideration in U.S. dollar equivalent was $104.7 million which included the purchase price of $92.6 million paid on January 25, 2016 and additional purchase consideration to be paid in the fourth quarter of 2016 totaling $12.1 million and comprised of $11.6 million in cash, $4.0 million in working capital, offset by $3.5 million in liabilities assumed from SCS. Subsequently, the additional purchase consideration was adjusted to $10.8 million based on the period exchange rate as of September 30, 2016. Of the purchase price, approximately $17.1 million of the consideration was deposited into an escrow account to fund indemnification obligations and other contractual provisions, with releases of portions of the escrow at various intervals through 18 months. SCS is a leader in mobile payments and a leading supplier of smart ticketing systems, which includes Bell Identification Ltd. and Ecebs Ltd. SCS is part of the RSD reporting unit. This acquisition will complement the Company's RSD reporting unit by allowing the Company to leverage its foundational security technology to offer differentiated, value-added security solutions to its customers. As of September 30, 2016, the Company has incurred approximately $2.0 million in external acquisition costs in connection with the acquisition which were expensed as incurred.
The initial purchase price allocation and related accounting for this acquisition is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and the Company's estimates and assumptions for the acquisition are subject to change if the Company obtains additional information during the measurement period.
The fair value of the assets acquired has been determined primarily by using valuation methods that discount the expected future cash flows to present value using estimates and assumptions determined by management. The Company performed a valuation of the net assets acquired as of the January 25, 2016 closing date. The total consideration from the business combination was allocated as follows:

Total
(in thousands)
Cash	$12,056
Accounts receivable	6,563
Property and equipment	524
Other tangible assets	1,462
Identified intangible assets	59,700
Goodwill	46,903
Accounts payable and accrued liabilities	(5,996)
Deferred income taxes	(15,556)
Deferred revenue	(1,313)
Total	$104,343

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$89,855	$78,325	$240,498	$233,372
Net income	$4,511	$173,564	$11,602	$182,146
Net income per share - diluted	$0.04	$1.45	$0.10	$1.53
Pro forma earnings for 2016 were adjusted to exclude $2.0 million of acquisition-related costs incurred in 2016. Consequently, pro forma earnings for 2015 were adjusted to include these costs.
Inphi Memory Interconnect Business
On August 4, 2016, the Company completed its acquisition of all the assets of Inphi's Memory Interconnect Business (“Memory Interconnect Business”) from Inphi Corporation for $90 million in cash. The acquisition includes all assets of the Memory Interconnect Business including product inventory, customer contracts, supply chain agreements and intellectual property. Of the purchase price, approximately $11.3 million of the consideration was deposited into an escrow account to fund indemnification obligations and other contractual provisions, to be released 12 months after the closing date. This acquisition will complement the MID reporting unit by allowing the Company to strengthen its market position for memory buffer chip products and execute on programs that meet the needs of the server, networking and data center market. As of September 30, 2016, the Company has incurred approximately $0.6 million in external acquisition costs in connection with the acquisition which were expensed as incurred.
The purchase price allocation and related accounting for this acquisition is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and the Company's estimates and assumptions for the acquisition are subject to change if the Company obtains additional information during the measurement period.
The fair value of the assets acquired has been determined primarily by using valuation methods that discount the expected future cash flows to present value using estimates and assumptions determined by management. The Company performed a valuation of the net assets acquired as of the August 4, 2016 closing date. The total consideration from the business combination was allocated as follows:

Total
(in thousands)
Inventory (1)	$6,300
Property and equipment	4,543
Other tangible assets	206
Identified intangible assets	49,722
Goodwill	33,223
Accounts payable and accrued liabilities	(3,527)
Deferred revenue	(467)
Total	$90,000
(1) Includes inventory fair value step-up of $2.3 million.
The goodwill arising from the acquisition is primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of the acquired business. This goodwill is expected to be deductible for tax purposes.
The identified intangible assets assumed in the acquisition of the acquired business were recognized as follows based upon their estimated fair values as of the acquisition date:

	Total	Estimated Weighted Average Useful Life
	(in thousands)	(in years)
Existing technology	$44,400	5
Customer contracts and contractual relationships	3,722	6
In-process research and development	1,600	Not applicable
Total	$49,722
In-process research and development ("IPR&D") consists of one project, primarily relating to the development of process technologies to manufacture the next generation buffer chip product. The project is expected to be completed over the next 4 years. The estimated remaining costs to complete the IPR&D project were $77 million as of the acquisition date. The acquired IPR&D will not be amortized until completion of the related product which is determined by when the underlying projects reach technological feasibility and commence commercial production. Upon completion, each IPR&D project will be amortized over its useful life which is expected to range between 5 years and 7 years.

The following unaudited pro forma financial information presents the combined results of operations for the Company and the acquired business as if the acquisition had occurred on January 1, 2015. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2015, and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the acquisition (unaudited, in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$92,067	$88,798	$263,456	$261,897
Net income	$4,410	$180,471	$5,579	$194,255
Net income per share - diluted	$0.04	$1.51	$0.05	$1.63
Pro forma earnings for 2016 were adjusted to exclude $0.6 million of acquisition-related costs incurred in 2016. Consequently, pro forma earnings for 2015 were adjusted to include these costs.
Snowbush IP Assets

On August 5, 2016, the Company completed its acquisition of the assets of Semtech Corporation's Snowbush IP for $32.0 million in cash and additional payments of up to $50 million, currently valued at $6.8 million, which are based upon specific new product sales through the end of 2022. Snowbush IP, formerly part of Semtech's Systems Innovation Group, is a provider of silicon-proven, high-performance serial link solutions. The Snowbush IP assets will be integrated into the MID reporting unit to bolster its SerDes and IP offerings, addressing critical needs of the server, networking and data center market. As of September 30, 2016, the Company has incurred approximately $0.6 million in external acquisition costs in connection with the acquisition which were expensed as incurred.
The purchase price allocation and related accounting for this acquisition is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and the Company's estimates and assumptions for the acquisition are subject to change if the Company obtains additional information during the measurement period.
The fair value of the assets acquired has been determined primarily by using valuation methods that discount the expected future cash flows to present value using estimates and assumptions determined by management. The Company performed a valuation of the net assets acquired as of the August 5, 2016 closing date. The total consideration from the business combination was allocated as follows:

Total
(in thousands)
Property and equipment	$911
Identified intangible assets	25,189
Goodwill	14,123
Deferred revenue	(1,378)
Total	$38,845
The goodwill arising from the acquisition is primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of the Snowbush IP assets. This goodwill is expected to be deductible for tax purposes.
The identified intangible assets assumed in the acquisition of the Snowbush IP assets were recognized as follows based upon their estimated fair values as of the acquisition date:

	Total	Estimated Weighted Average Useful Life
	(in thousands)	(in years)
Existing technology	$2,600	5
Customer contracts and contractual relationships	789	2
In-process research and development	21,800	Not applicable
Total	$25,189
IPR&D consists of four projects, primarily relating to the development of SerDes and IP process technologies. The projects are expected to be completed over the next 1.5 years. The estimated remaining costs to complete the IPR&D projects were $8.4 million as of the acquisition date. The acquired IPR&D will not be amortized until completion of the related products which is determined by when the underlying projects reach technological feasibility and commence commercial production. Upon completion, each IPR&D project will be amortized over its useful life, each of which is expected to range between 4 years and 6 years.
The following unaudited pro forma financial information presents the combined results of operations for the Company and the Snowbush IP assets as if the acquisition had occurred on January 1, 2015. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2015, and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the acquisition (unaudited, in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$90,149	$73,811	$241,005	$220,912
Net income	$4,756	$181,657	$11,242	$200,771
Net income per share - diluted	$0.04	$1.52	$0.10	$1.69
Pro forma earnings for 2016 were adjusted to exclude $0.6 million of acquisition-related costs incurred in 2016. Consequently, pro forma earnings for 2015 were adjusted to include these costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 as described in more detail under “Note Regarding Forward-Looking Statements." Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Risk Factors,” we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.
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

Advanced Micro Devices Inc.	AMD
Broadcom Corporation	Broadcom
Cisco Systems, Inc.	Cisco
Cryptography Research Division	CRD
eASIC Corporation	eASIC
Eaton Corporation plc	Eaton
Elpida Memory, Inc.	Elpida
Emerging Solutions Division	ESD
Freescale Semiconductor Inc.	Freescale
Fujitsu Limited	Fujitsu
General Electric Company	GE
Inphi’s Memory Interconnect Business	Memory Interconnect Business
Intel Corporation	Intel
International Business Machines Corporation	IBM
Lighting and Display Technology	LDT
LSI Corporation (now a division of Avago Technologies Limited)	LSI
Memory and Interfaces Division	MID
Micron Technologies, Inc.	Micron
Nanya Technology Corporation	Nanya
NVIDIA Corporation	NVIDIA
Qualcomm Incorporated	Qualcomm
Panasonic Corporation	Panasonic
Rambus Security Division	RSD
Renesas Electronics	Renesas
Samsung Electronics Co., Ltd.	Samsung
SK hynix, Inc.	SK hynix
Smart Card Software Ltd.	SCS
Snowbush IP	Snowbush
Sony Computer Electronics	Sony
ST Microelectronics N.V.	STMicroelectronics
Toshiba Corporation	Toshiba
Xilinx Inc.	Xilinx

Business Overview
Rambus creates innovative hardware and software technologies, driving advancements from the data center to the mobile edge. Our chips, customizable IP cores, patent licenses, tools, services, software, training and innovations improve the competitive advantage of our customers. We collaborate with the industry, partnering with leading ASIC and SoC designers, foundries, IP developers, EDA companies and validation labs. Our products are integrated into tens of billions of devices and systems, powering and securing diverse applications, including Big Data, Internet of Things (IoT), mobile, consumer and media platforms.
While we have historically focused our efforts on the development of technologies for electronics memory, SerDes and other chip interfaces, we have expanded our portfolio of inventions and solutions to address chip and system security, mobile payments and smart ticketing, as well as other areas within the semiconductor industry, such as computational sensing and imaging. We intend to continue our growth into new technology fields, consistent with our mission to create great value through our innovations and to make those technologies available through both the shipment of products as well as our licensing business models. Key to our efforts will be hiring and retaining world-class inventors, scientists, operations personnel and engineers to lead the development and deployment of inventions and technology solutions for our fields of focus, as well as the management and business support personnel necessary to execute our plans and strategies.
During the third quarter of 2016, we renamed our CRD organization to Rambus Security Division, or RSD. We have organized the business into four operational units: (1) Memory and Interfaces Division, or MID, which focuses on the design, development, manufacturing through partnerships and licensing of technology and solutions that is related to memory and interfaces; (2) RSD, which focuses on the design, development, deployment and licensing of technologies for chip, system and in-field application security, anti-counterfeiting, smart ticketing and mobile payments; (3) Emerging Solutions Division, or ESD, which includes our Rambus Labs team, our computational sensing and imaging group as well as our development efforts in the area of emerging technologies; and (4) Lighting and Display Technologies, or LDT, which focuses on the design, development and licensing of technologies for advanced LED-based lighting solutions. As of September 30, 2016, our MID and RSD were considered reportable segments as they met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.” For additional information concerning segment reporting, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Our inventions and technology solutions are primarily offered to our customers through either a patent license or a technology license as well as through the sale of physical products. Royalties from patent licenses accounted for 70% and 76% of our consolidated revenue for the three and nine months ended September 30, 2016, respectively, as compared to 85% for both the three and nine months ended September 30, 2015. Royalties from technology licenses accounted for 6% of our consolidated revenue for both the three and nine months ended September 30, 2016 as compared to 5% and 4% for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, we also generated revenue from the sale of memory buffer chips.
The majority of our revenues are derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in their own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods of up to ten years. Leading consumer product, industrial, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, GE, IBM, Intel, LSI, Micron, Nanya, NVIDIA, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics, Toshiba and Xilinx have licensed our patents, the majority of which we have produced organically, for use in their own products.
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
The remainder of our revenue is contract services revenue which includes software licenses and related implementation, support and maintenance fees, engineering services fees and product sales. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period.
We intend to continue making significant expenditures associated with engineering, sales, general and administration and expect that these costs and expenses will continue to be a significant percentage of revenue in future periods.
Our strategy is to continue to augment our patent license business model to provide additional technology, products and services while creating and leveraging strategic synergies to increase revenue. Our technology licenses are designed to support the implementation and adoption of our technology into our customers’ products or services. As part of these offerings, we can provide a range of services that can include access to technical experts, advanced system design and analysis, hardware and software to enhance design and validation, system IP and specifications, and process-specific hard and soft macros, along with other services. These technology license agreements may have both a fixed price (non-recurring) component and ongoing royalties.
As of September 30, 2016, our semiconductor, lighting, security and other technologies are covered by 1,974 U.S. and foreign patents. Additionally, we have 631 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.
Executive Summary
During the third quarter of 2016, we signed a license agreement with Xilinx covering our patented memory controller, SerDes, and security technologies. Additionally, we began shipping memory buffer chip products acquired from the Memory Interconnect Business during the quarter. Also during the quarter, we showcased our high-speed SerDes portfolio, including technologies stemming from the recently-acquired Snowbush IP assets at the recent TSMC 2016 Open Innovation Platform® Ecosystem Forum. Our collaboration with TSMC optimizes the development of our high-speed SerDes in TSMC's process technologies to address the challenges of data-intensive markets, including networking and data centers. We also announced that we have developed an R+ DDR4 PHY on the GLOBALFOUNDRIES FX-14™ ASIC platform using GLOBALFOUNDRIES' most advanced 14nm Power Plus (LPP) process. As part of a comprehensive suite of memory and SerDes interface offerings for networking and data center applications, we have achieved the first production-ready 3200 Mbps DDR4 PHY available on GLOBALFOUNDRIES' power-performance optimized 14nm LPP process. The R+ DDR4 PHY is designed to meet the performance and capacity demands of the next wave of data center and networking markets.

Engineering expenses continue to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three months ended September 30, 2016 increased $14.3 million as compared to the same period in 2015 primarily due to increased headcount related expenses of $4.2 million, increased cost of sales associated with sales of memory and security products and engineering services of $4.1 million (which includes $1.2 million related to the purchase accounting adjustment for inventory fair value step-up from the acquisition of the Memory Interconnect Business), increased amortization costs of $2.4 million due to the acquisitions of SCS, Snowbush IP and the Memory Interconnect Business, increased bonus accrual expense of $1.0 million, increased consulting costs of $0.8 million, increased stock-based compensation expense of $0.8 million and increased expenses related to software design tools of $0.5 million. Engineering expenses for the nine months ended September 30, 2016 increased $17.3 million as compared to the same period in 2015 primarily due to increased headcount related expenses of $6.3 million, increased cost of sales associated with sales of memory and security products and engineering services of $4.3 million (which includes $1.2 million related to the purchase accounting adjustment for inventory fair value step-up from the acquisition of the Memory Interconnect Business), increased amortization costs of $3.8 million, increased expenses related to software design tools of $2.0 million, increased stock-based compensation expense of $1.2 million, increased consulting costs of $0.9 million offset by decreased prototyping costs of $1.4 million. Most of these increases were primarily due to the business acquisitions completed during 2016.

Sales, general and administrative expenses for the three months ended September 30, 2016 increased $6.9 million as compared to the same period in 2015 primarily due to increased consulting costs of $1.7 million, increased headcount related expenses of $1.6 million, increased amortization costs of $1.5 million due to the acquisitions of SCS, Snowbush IP and the Memory Interconnect Business, increased stock-based compensation expense of $1.1 million and increased facilities costs of $0.6 million. Sales, general and administrative expenses for the nine months ended September 30, 2016 increased $16.0 million as compared to the same period in 2015 primarily due increased headcount related expenses of $3.6 million, increased amortization costs of $3.4 million, various acquisition related costs of $3.0 million, increased stock-based compensation expense of $2.4 million, increased consulting costs of $1.5 million and increased facilities costs of $0.9 million. Most of these increases were primarily due to the business acquisitions completed during 2016.
Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory and SerDes technology, adoption of LEDs in edge-lit general lighting, the use and adoption of our inventions or technologies and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 59% and 65% of our revenue for the three and nine months ended September 30, 2016, respectively, as compared to 71% and 65% for the three and nine months ended September 30, 2015, respectively. As a result of renewing with Samsung in 2013 and settling with SK hynix and Micron in 2013, as well as extending our license agreement with SK hynix in June 2015, Samsung, SK hynix and Micron are expected to account for a significant portion of our ongoing licensing revenue. For both the three and nine months ended September 30, 2016, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For both the three and nine months ended September 30, 2015, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue.
The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our licensing cycle is lengthy, costly and unpredictable without any degree of certainty. We may incur costs in any particular period before any associated revenue stream begins, if at all. Our lengthy license negotiation cycles could make our future revenue difficult to predict because we may not be successful in entering into licenses with our customers in the amounts projected, or on our anticipated timelines. In addition, while some of our license agreements provide for fixed, quarterly royalty payments, many of our license agreements provide for volume-based royalties, and may also be subject to caps on royalties in a given period. The sales volume and prices of our customers' products in any given period can be difficult to predict. As a result, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter or over the next year.

The semiconductor industry is intensely competitive and highly cyclical, limiting our visibility with respect to future sales. To the extent that macroeconomic fluctuations negatively affect our principal customers, the demand for our products and technology may be significantly and adversely impacted and we may experience substantial period-to-period fluctuations in our operating results. The royalties we receive from our semiconductor customers are partly a function of the adoption of our technologies by system companies. Many system companies purchase semiconductors containing our technologies from our customers and do not have a direct contractual relationship with us. Our customers generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. System companies face intense competitive pressure in their markets, which are characterized by extreme volatility, frequent new product introductions and rapidly shifting consumer preferences.
Global demand for effective security technologies continues to increase. In particular, highly integrated devices such as smart phones are increasingly used for applications requiring security such as mobile payments, content protection, corporate information and user data. Our RSD operating segment is primarily focused on positioning its DPA countermeasures, CryptoMedia™, CryptoFirewall™ and CryptoManager™ technology solutions, and the introduction of in-field applications mobile payments and smart ticketing solutions to our offerings to capitalize on these trends and growing adoption among technology partners and customers.
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
Our revenue from companies headquartered outside of the United States accounted for approximately 63% and 65% of our total revenue for the three and nine months ended September 30, 2016, respectively, as compared to 55% and 59% for the three and nine months ended September 30, 2015, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, the majority of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk.
For additional information concerning international revenue, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Engineering costs in the aggregate and as a percentage of revenue increased for both the three and nine months ended September 30, 2016 as compared to the same periods in the prior year. In the near term, we expect engineering costs in the aggregate to be higher as we intend to continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies, including costs related to various acquisitions.
Sales, general and administrative expenses in the aggregate and as a percentage of revenue increased for both the three and nine months ended September 30, 2016 as compared to the same periods in the prior year. In the past, our litigation expenses have been high and difficult to predict. Because we successfully negotiated settlements and license agreements with SK hynix, Micron and Nanya during the course of 2013 and 2014, we have settled all outstanding litigation and should no longer have material litigation expenses related to these specific matters. To the extent litigation is again necessary, our expectations on the amount and timing of any future general and administrative costs is uncertain. In the near term, we expect our sales, general and administrative costs in the aggregate to be higher due to the recent acquisitions.
Our continued investment in research and development projects, involvement in any future litigation or other legal proceedings and any lower revenue from our customers in the future, will negatively affect our cash from operations.
As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth, including the acquisitions of SCS, Snowbush IP and the Memory Interconnect Business.

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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Royalties	76.0%	90.6%	81.2%	89.4%
Contract and other revenue	24.0%	9.4%	18.8%	10.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	21.6%	15.1%	19.1%	15.5%
Research and development*	37.7%	37.6%	38.1%	39.0%
Sales, general and administrative*	27.6%	24.2%	29.1%	24.5%
Gain from sale of intellectual property	—%	(0.1)%	—%	(1.5)%
Gain from settlement	—%	(0.7)%	(0.2)%	(0.7)%
Total operating costs and expenses	86.9%	76.1%	86.1%	76.8%
Operating income	13.1%	23.9%	13.9%	23.2%
Interest income and other income (expense), net	0.2%	0.7%	0.6%	0.4%
Interest expense	(3.6)%	(4.2)%	(4.0)%	(4.2)%
Interest and other income (expense), net	(3.4)%	(3.5)%	(3.4)%	(3.8)%
Income before income taxes	9.7%	20.4%	10.5%	19.4%
Provision for (benefit from) income taxes	4.7%	(226.3)%	6.2%	(70.9)%
Net income	5.0%	246.7%	4.3%	90.3%
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	0.0%	0.0%	0.0%	0.0%
Research and development	2.6%	2.1%	2.7%	2.4%
Sales, general and administrative	3.4%	2.7%	3.7%	2.9%

	Three Months			Nine Months
	Ended September 30,		Change in	Ended September 30,		Change in
(Dollars in millions)	2016	2015	Percentage	2016	2015	Percentage
Total Revenue
Royalties	$68.3	$66.8	2.2%	$194.0	$196.2	(1.1)%
Contract and other revenue	21.6	7.0	209.9%	45.0	23.3	93.0%
Total revenue	$89.9	$73.8	21.8%	$239.0	$219.5	8.9%

Royalty Revenue

Patent Licenses

Our patent royalties increased approximately $0.4 million to $63.3 million for the three months ended September 30, 2016 from $62.9 million for the same period in 2015. The increase was primarily due to higher royalty revenue from Toshiba and Xilinx, offset by lower royalty revenue from AMD and IBM. Of the $63.3 million patent royalties for the three months ended September 30, 2016, there was no amount related to past royalty revenue from settlement of past legal proceedings with SK hynix and Micron as all past royalty revenue has been previously recognized.
Our patent royalties decreased approximately $6.8 million to $180.5 million for the nine months ended September 30, 2016 from $187.3 million for the same period in 2015. The decrease was primarily due to lower royalty revenue from AMD, IBM, Renesas and STMicroelectronics, offset by higher royalty revenue recognized from SK hynix, Toshiba and Xilinx. Of the

$180.5 million patent royalties for the nine months ended September 30, 2016, $21.2 million is related to past royalty revenue from settlement of past legal proceedings with SK Hynix and Micron.
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
Technology Licenses
Royalties from technology licenses increased approximately $1.1 million to $5.0 million for the three months ended September 30, 2016 from $3.9 million for the same period in 2015. The increase was primarily due to higher royalties from Eaton, GLOBALFOUNDRIES and various security technology license revenue, offset by lower royalties from Nagravision.
Royalties from technology licenses increased approximately $4.6 million to $13.5 million for the nine months ended September 30, 2016 from $8.9 million for the same period in 2015. The increase was primarily due to higher royalties from eASIC, Eaton, GLOBALFOUNDRIES, Qualcomm and various other security technology license revenue, offset by lower royalties from Nagravision.
In the future, we expect technology royalties will continue to vary from period to period based on our customers’ shipment volumes, sales prices, and product mix.

Royalty Revenue by Reportable Segments

Royalty revenue from the MID reportable segment, which includes patent and technology license royalties, increased approximately $0.5 million to $54.6 million for the three months ended September 30, 2016 from $54.1 million for the same period in 2015. The increase was primarily due to higher royalty revenue recognized from Toshiba and Xilinx offset by lower royalty revenue from AMD and IBM.
Royalty revenue from the MID reportable segment decreased approximately $4.0 million to $157.9 million for the nine months ended September 30, 2016 from $161.9 million for the same period in 2015. The decrease was primarily due to lower royalty revenue from AMD, IBM, Renesas and STMicroelectronics, offset by higher royalty revenue recognized from SK hynix, Toshiba and Xilinx.
Royalty revenue from the RSD reportable segment, which includes patent and technology license royalties, increased approximately $0.9 million to $12.6 million for the three months ended September 30, 2016 from $11.7 million for the same period in 2015. The increase was primarily due to higher royalty revenue from Qualcomm, Xilinx and various other customers, offset by lower royalty revenue from Nagravision.
Royalty revenue from the RSD reportable segment increased $1.1 million to $33.2 million for the nine months ended September 30, 2016 from $32.1 million for the same period in 2015. The increase was primarily due to higher royalty revenue from Qualcomm, Xilinx and various other customers, offset by lower royalty revenue from Nagravision, Renesas and STMicroelectronics.
Royalty revenue from the Other segment was immaterial for both the three months ended September 30, 2016 and 2015, and remained relatively flat period over period.
Royalty revenue from the Other segment was immaterial for both the nine months ended September 30, 2016 and 2015, and increased period over period.
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development and sale of memory, security and lighting products. Contract and other revenue increased approximately $14.6 million to $21.6 million for the three months ended September 30, 2016 from $7.0 million for the same period in 2015. The increase was primarily due to sales of memory products, including revenue from the Snowbush IP and the Memory Interconnect Business, and increased security technology development projects, including revenue from the acquisition of SCS, offset by decreased sales of light guides.
Contract and other revenue increased approximately $21.7 million to $45.0 million for the nine months ended September 30, 2016 from $23.3 million for the same period in 2015. The increase was primarily due to sales of memory products, including revenue from the Snowbush IP and the Memory Interconnect Business and increased security technology development projects, including revenue from the acquisition of SCS, offset by decreased sales of light guides.

We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, new technology development contracts booked in the future and product sales.
Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment increased approximately $7.3 million to $8.5 million for the three months ended September 30, 2016 from $1.2 million for the same period in 2015, primarily due to sales of memory products, including revenue from the Snowbush IP and the Memory Interconnect Business.
Contract and other revenue from the MID reportable segment increased $10.4 million to $13.2 million for the nine months ended September 30, 2016 from $2.8 million as compared to the same period in 2015, primarily due to sales of memory products, including revenue from the Snowbush IP and the Memory Interconnect Business, and various new development projects.
Contract and other revenue from the RSD reportable segment increased approximately $9.4 million to $9.9 million for the three months ended September 30, 2016 from $0.5 million for the same period in 2015, primarily due to higher revenue from security technology development projects, including revenue from the acquisition of SCS.
Contract and other revenue from the RSD reportable segment increased approximately $15.1 million to $19.8 million for the nine months ended September 30, 2016 from $4.7 million for the same period in 2015, primarily due to higher revenue from security technology development projects.
Contract and other revenue from the Other segment decreased approximately $2.0 million to $3.2 million for the three months ended September 30, 2016 from $5.2 million for the same period in 2015. The decrease was primarily due to decreased sales of light guides and decreased revenue from lighting technology development projects.
Contract and other revenue from the Other segment decreased approximately $3.7 million to $12.0 million for the nine months ended September 30, 2016 from $15.7 million for the same period in 2015. The decrease was primarily due to decreased sales of light guides.
Engineering costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2016	2015	Percentage	2016	2015	Percentage
Engineering costs
Cost of revenue	$11.3	$5.4	108.3%	$24.9	$16.9	47.1%
Amortization of intangible assets	8.1	5.7	42.7%	20.8	17.1	22.1%
Stock-based compensation	0.0	0.0	—%	0.0	0.0	—%
Total cost of revenue	19.4	11.1	74.8%	45.7	34.0	34.5%
Research and development	31.5	26.3	20.0%	84.6	80.2	5.4%
Stock-based compensation	2.3	1.5	51.0%	6.5	5.3	23.1%
Total research and development	33.8	27.8	21.7%	91.1	85.5	6.5%
Total engineering costs	$53.2	$38.9	36.9%	$136.8	$119.5	14.5%
Total engineering costs increased $14.3 million for the three months ended September 30, 2016 as compared to the same period in 2015 primarily due to increased headcount related expenses of $4.2 million, increased cost of sales associated with sales of memory and security products and engineering services of $4.1 million (which includes $1.2 million related to the purchase accounting adjustment for inventory fair value step-up from the acquisition of the Memory Interconnect Business), increased amortization costs of $2.4 million, increased bonus accrual expense of $1.0 million, increased consulting costs of $0.8 million, increased stock-based compensation expense of $0.8 million and increased expenses related to software design tools of $0.5 million. Most of these increases were primarily due to the business acquisitions during 2016.
Total engineering costs increased $17.3 million for the nine months ended September 30, 2016 as compared to the same period in 2015 primarily due to increased headcount related expenses of $6.3 million, increased cost of sales associated with sales of memory and security products and engineering services of $4.3 million (which includes $1.2 million related to the purchase accounting adjustment for inventory fair value step-up from the acquisition of the Memory Interconnect Business), increased amortization costs of $3.8 million, increased expenses related to software design tools of $2.0 million, increased stock-based compensation expense of $1.2 million, increased consulting costs of $0.9 million offset by decreased prototyping costs of $1.4 million. Most of these increases were primarily due to the business acquisitions during 2016.
In the near term, we expect engineering costs to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies, including costs related to various acquisitions.
Sales, general and administrative costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2016	2015	Percentage	2016	2015	Percentage
Sales, general and administrative costs
Sales, general and administrative costs	$21.7	$15.9	36.9%	$60.9	$47.3	28.7%
Stock-based compensation	3.1	2.0	54.0%	8.8	6.4	37.4%
Total sales, general and administrative costs	$24.8	$17.9	38.8%	$69.7	$53.7	29.8%
Total sales, general and administrative costs increased $6.9 million for the three months ended September 30, 2016 as compared to the same period in 2015 primarily due to increased consulting costs of $1.7 million, increased headcount related expenses of $1.6 million, increased amortization costs of $1.5 million, increased stock-based compensation expense of $1.1 million and increased facilities costs of $0.6 million. Most of these increases were primarily due to the business acquisitions during 2016.
Total sales, general and administrative costs increased $16.0 million for the nine months ended September 30, 2016 as compared to the same period in 2015 primarily due to increased headcount related expenses of $3.6 million, increased amortization costs of $3.4 million, various acquisition related costs of $3.0 million, increased stock-based compensation expense of $2.4 million, increased consulting costs of $1.5 million and increased facilities costs of $0.9 million. Most of these increases were primarily due to the business acquisitions during 2016.
In the future, sales, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative costs to be higher due to the recent acquisitions.
Gain from sale of intellectual property:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2016	2015	Percentage	2016	2015	Percentage
Gain from sale of intellectual property	$—	$0.1	(100.0)%	$—	$3.3	(100.0)%

During 2013, we sold portfolios of our patent assets covering lighting technologies. As part of these transactions, we received an initial upfront payment and expect to receive subsequent payments if and when the purchaser of the patents is successful in licensing that portfolio. During the nine months ended September 30, 2016, we did not receive any payment from the purchaser of the patents related to this transaction.

Gain from settlement:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2016	2015	Percentage	2016	2015	Percentage
Gain from settlement	$—	$0.5	(100.0)%	$0.6	$1.5	(62.2)%

The settlements with SK hynix and Micron are multiple element arrangements for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with SK hynix and the settlement with Micron which included a third party valuation using an income approach (the “SK hynix Fair Value” and "Micron Fair Value", respectively). The total gain from settlement related to the settlements with SK hynix and Micron was $1.9 million and $3.3 million, respectively. As of the end of the second quarter of 2016, the total gain from settlement related to the settlements with SK hynix and Micron has been fully recognized. During the three months ended September 30, 2015, we recognized $0.5 million as gain from settlement, which represents the portion of the SK hynix Fair Value and Micron Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlements. During the nine months ended September 30, 2016 and 2015, we recognized $0.6 million and $1.5 million, respectively, as gain from settlement. Refer to Note 14, “Agreements with SK hynix and Micron,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Interest and other income (expense), net:

	Three Months			Nine Months
	Ended September 30,		Change in	Ended September 30,		Change in
(Dollars in millions)	2016	2015	Percentage	2016	2015	Percentage
Interest income and other income (expense), net	$0.1	$0.5	(73.7)%	$1.5	$0.9	74.1%
Interest expense	(3.2)	(3.1)	2.4%	(9.5)	(9.3)	2.2%
Interest and other income (expense), net	$(3.1)	$(2.6)	18.3%	$(8.0)	$(8.4)	(5.3)%
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
Provision for (benefit from) income taxes:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2016	2015	Percentage	2016	2015	Percentage
Provision for (benefit from) income taxes	$4.3	$(167.0)	NM*	$14.9	$(155.7)	NM*
Effective tax rate	48.5%	1,108.6%		59.2%	365.0%
______________________________________

*	NM — percentage is not meaningful
Our effective tax rate for the three and nine months ended September 30, 2016 was different from the U.S. statutory tax rate primarily due to income tax expense recognized from exercises and expiration of out-of-the-money fully vested shares from our equity incentive plans. The effective tax rate was different for the three and nine months ended September 30, 2016 as compared to the same period in 2015, due to the release of valuation allowance on our U.S. federal and state deferred tax assets in 2015.
We recorded a provision for income taxes of $4.3 million and a benefit from income taxes of $167.0 million for the three months ended September 30, 2016 and 2015, respectively. We recorded a provision for income taxes of $14.9 million and a benefit from income taxes of $155.7 million for the nine months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016 and 2015, we paid withholding taxes of $5.5 million and $5.4 million, respectively. During the nine months ended September 30, 2016 and 2015, we paid withholding taxes of $16.5 million and $15.0 million, respectively.
Our effective tax rates for the three and nine months ended September 30, 2015 were different from the U.S. statutory tax primarily due to the release of valuation allowance on our U.S. federal and state deferred tax assets.
As of September 30, 2016, we continue to maintain a valuation allowance against the majority of our state deferred tax assets. We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.

Liquidity and Capital Resources

	As of
	September 30, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents	$89.5	$143.8
Marketable securities	61.3	143.9
Total cash, cash equivalents, and marketable securities	$150.8	$287.7

	Nine Months Ended
	September 30,
	2016	2015
	(In millions)
Net cash provided by operating activities	$59.6	$53.7
Net cash used in investing activities	$(125.9)	$(1.6)
Net cash provided by financing activities	$12.7	$10.4

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the nine months ended September 30, 2016 were funded primarily from cash collected from our customers.
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

As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth, including the acquisitions of SCS, Snowbush IP and the Memory Interconnect Business.

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

As of September 30, 2016, there remained an outstanding authorization to repurchase approximately 11.5 million shares of our outstanding common stock under the current share repurchase program.

Operating Activities

Cash provided by operating activities of $59.6 million for the nine months ended September 30, 2016 was primarily attributable to the cash generated from customer licensing, software license and related implementation, support and maintenance fees, and engineering services fees. Changes in operating assets and liabilities for the nine months ended September 30, 2016 primarily included a decrease in accrued salaries and benefits and other liabilities mainly due to the payout of the Corporate Incentive Plan and an increase in deferred revenue.
Cash provided by operating activities of $53.7 million for the nine months ended September 30, 2015 was primarily attributable to the cash generated from customer licensing. Additionally, there was a non-cash deferred tax adjustment to reconcile net income to net cash provided by operating activities due to the release of the valuation allowance on our U.S. deferred tax assets of approximately $174.4 million. Changes in operating assets and liabilities for the nine months ended September 30, 2015 primarily included a decrease in accrued salaries and benefits and other liabilities mainly due to the payout of the Corporate Incentive Plan, an increase in accounts receivable and an increase in prepaids and other current assets.
Investing Activities
Cash used in investing activities of $125.9 million for the nine months ended September 30, 2016 primarily consisted of cash paid for the acquisition of SCS of $92.6 million, net of cash acquired of $12.1 million, cash paid for the acquisition of the Memory Interconnect Business of $90.0 million, cash paid for the acquisition of Snowbush IP assets of $32.0 million, cash paid for purchases of available-for-sale marketable securities of $54.9 million, $4.8 million paid to acquire property, plant and equipment, offset by proceeds from the maturities and sales of available-for-sale marketable securities of $85.7 million and $50.5 million, respectively.
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
Financing Activities
Cash provided by financing activities was $12.7 million for the nine months ended September 30, 2016. We received proceeds of $12.3 million from the issuance of common stock under equity incentive plans and paid $0.5 million due to principal payments against the lease financing obligation.
Cash provided by financing activities was $10.4 million for the nine months ended September 30, 2015. We received proceeds of $10.0 million from the issuance of common stock under equity incentive plans and paid $0.3 million due to principal payments against the lease financing obligation.
Contractual Obligations
As of September 30, 2016, our material contractual obligations were (in thousands):

	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$23,778	$1,558	$6,302	$6,447	$6,602	$2,869	$—
Leases and other contractual obligations	13,461	4,535	4,177	2,520	1,343	441	445
Software licenses (3)	17,696	1,721	6,994	7,338	1,643	—	—
Convertible notes	138,000	—	—	138,000	—	—	—
Interest payments related to convertible notes	3,105	—	1,553	1,552	—	—	—
Total	$196,040	$7,814	$19,026	$155,857	$9,588	$3,310	$445
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $22.4 million including $19.5 million recorded as a reduction of long-term deferred tax assets and $2.9 million in long-term income taxes payable as of September 30, 2016. As noted in Note 12, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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
We also have commitments related to acquisitions, which are not included in the above table. See Note 16, “Acquisitions,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, for further details.
Share Repurchase Program
During the nine months ended September 30, 2016, we repurchased and retired 0.7 million shares of our common stock under our share repurchase program.
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

As of September 30, 2016, there remained an outstanding authorization to repurchase approximately 11.5 million shares of our outstanding common stock under the current share repurchase program.

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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of September 30, 2016, we had an investment portfolio of fixed income marketable securities of $90.2 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of September 30, 2016, the fair value of the portfolio would decline by approximately $0.2 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the United Kingdom and the Netherlands, design centers in Canada, India, Finland and France and small business development offices in Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of September 30, 2016, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We acquired SCS during the first quarter of 2016, and the Memory Interconnect Business and Snowbush IP during the third quarter of 2016, and are in the process of integrating the acquired businesses into our overall internal control over financial reporting process. We expect to exclude these acquisitions from the assessment of internal control over financial reporting until December 31, 2016.

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
Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, data centers, networks, tablets, handheld devices, mobile applications, gaming and graphics, high-definition televisions and displays, general lighting, cryptography and data security. The electronics industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers' products and the financial resources of such customers. In particular, DRAM manufacturers, which make up a significant part of our revenue, have suffered material losses and other adverse effects to their businesses, leading to industry consolidation from time-to-time that may result in loss of revenues under our existing license agreements or loss of target customers. As a result of ongoing competition in the industries in which we operate and volatility in various economies around the world, we may achieve a reduced number of licenses or may experience tightening of customers' operating budgets, difficulty or inability of our customers to pay our licensing fees, lengthening of the approval process for new licenses and consolidation among our customers. All of these factors may adversely affect the demand for our technology and may cause us to experience substantial fluctuations in our operating results.
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
In addition, our expansion into new markets subjects us to additional risks. We may have limited or no experience in new products and markets, including our CryptoManager platform and new offerings that have resulted from our acquisition of SCS in the mobile credential and smart card solution spaces, and our acquisitions of Snowbush IP and the Memory Interconnect Business, and our customers may not adopt our new offerings. These and other new offerings may present new and difficult challenges, which could negatively affect our operating results.

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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 65% of our revenue for both of the nine months ended September 30, 2016 and 2015, respectively. For both of the nine months ended September 30, 2016 and 2015, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. Additionally, our top five customers represented approximately 65% and 62% of our revenues for the years ended December 31, 2015 and 2014, respectively. For both of the years ended December 31, 2015 and 2014, revenues from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue in each year. We extended our license agreement with Samsung in December 2013, and we expect Samsung to continue to account for a significant portion of our licensing revenue. We also entered into settlement agreements with each of SK hynix and Micron (which included Elpida, which Micron had acquired in July 2013) in June 2013 and December 2013, respectively. In June 2015, we also extended our license agreement with SK hynix. As a result of the renewal and such settlements, we expect each of Samsung, SK hynix and Micron to account for a significant portion of our licensing revenue in the future. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
We may not be successful in entering into new markets, and our new product offerings, such as our acquisitions of Snowbush IP and the Memory Interconnect Business, our CryptoManager platform and new offerings in the mobile credential and smart card solution spaces, may not be adopted. In addition, once we commercially launch our products, the sales volume of such products in any given period will be difficult to predict.

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
From time to time, we engage in acquisitions, strategic transactions and strategic investments, such as our acquisitions of SCS, Snowbush IP and the Memory Interconnect Business. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, including if we are unable to close any pending acquisitions. For example, for any pending or completed acquisitions, we may discover unidentified issues not discovered in due diligence, and we may be subject to liabilities that are not covered by indemnification protection or become subject to litigation. Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers of the acquired business; minimizing the diversion of management's and other employees’ attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures.
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
For the nine months ended September 30, 2016 and 2015, revenues received from our international customers constituted approximately 65% and 59%, respectively, of our total revenue. Additionally, for the years ended December 31, 2015 and 2014, revenues received from our international customers constituted approximately 60% and 63%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
Our success is dependent upon our ability to identify, attract, compensate, motivate and retain qualified personnel, especially engineers, senior management and other key personnel. We recently have faced retention issues, such as when our employee turnover accelerated after our reduction-in-force efforts in 2012, 2013, in the fourth quarter of 2015 and subsequent voluntary and involuntary separations. The loss of the services of any key employees could be disruptive to our development efforts or business relationships and could cause our business and operations to suffer.
We are subject to various government restrictions and regulations, including on the sale of products and services that use encryption technology and those related to privacy and other consumer protection matters.
Various countries have adopted controls, license requirements and restrictions on the export, import and use of products or services that contain encryption technology. In addition, governmental agencies have proposed additional requirements for encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Restrictions on the sale or distribution of products or services containing encryption technology may impact the ability of RSD to license its data security technologies to the manufacturers and providers of such products and services in certain markets or may require RSD or its customers to make changes to the licensed data security technology that is embedded in such products to comply with such restrictions. Government restrictions, or changes to the products or services of RSD's customers to comply with such restrictions, could delay or prevent the acceptance and use of such customers' products and services. In addition, the United States and other countries have imposed export controls that prohibit the export of encryption technology to certain countries, entities and individuals. Our failure to comply with export and use regulations concerning encryption technology of RSD could subject us to sanctions and penalties, including fines, and suspension or revocation of export or import privileges.
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
We do not have extensive experience in creating, manufacturing and marketing products, including our CryptoManager platform, our LDT product offerings and new offerings that have resulted from our acquisition of SCS in the mobile credential and smart card solution spaces, and our acquisitions of Snowbush IP and the Memory Interconnect Business. These and other new offerings may present new and difficult challenges, and we may be subject to claims if customers of these offerings experience failures or other quality issues. In particular, we may experience difficulties with product design, qualification, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new products. Although we intend to design our products to be fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances.

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

We may from time to time be subject to warranty and product liability claims with regard to product performance and our services. We could incur losses as a result of warranty, support, repair or replacement costs in response to customer complaints or in connection with the resolution of contemplated or actual legal proceedings relating to such claims. In addition to potential losses arising from claims and related legal proceedings, warranty and product liability claims could affect our reputation and our relationship with customers. We generally attempt to limit the maximum amount of indemnification or liability that we could be exposed to under our contracts, however, this is not always possible.

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
Our research and development programs are in highly competitive fields in which numerous third parties have issued patents and patent applications with claims closely related to the subject matter of our programs. We have also been named in the past, and may in the future be named, as a defendant in lawsuits claiming that our technology infringes upon the intellectual property rights of third parties. As we develop additional products and technology, we may face claims of infringement of various patents and other intellectual property rights by third parties. In the event of a third-party claim or a successful infringement action against us, we may be required to pay substantial damages, to stop developing and licensing our infringing technology, to develop non-infringing technology, and to obtain licenses, which could result in our paying substantial royalties or our granting of cross licenses to our technologies. We may not be able to obtain licenses from other parties at a reasonable cost, or at all, which could cause us to expend substantial resources, or result in delays in, or the cancellation of, new products. Moreover, customers and/or suppliers of our products may seek indemnification for alleged infringement of intellectual property rights.  We could be liable for direct and consequential damages and expenses including attorneys’ fees. A future obligation to indemnify our customers and/or suppliers may harm our business, financial condition and operating results.

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
In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. While we generally do not indemnify our customers, some of our license agreements provide indemnities, and some require us to provide technical support and information to a customer that is involved in litigation involving use of our technology. In addition, we may be exposed to indemnification obligations, risks and liabilities that were unknown at the time of acquisitions, including with respect to our acquisitions of SCS, Snowbush IP and the Memory Interconnect Business, and we may agree to indemnify others in the future. Any of these indemnification and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our customers, a customer's development, marketing and sales of licensed semiconductors, lighting, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition as a result of lower or no royalty payments.

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

RAMBUS INC.

Date: October 28, 2016	By:	/s/ Rahul Mathur
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1	Separation Agreement between Rambus Inc. and Satish Rishi, dated August 5, 2016.

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