Form 10-K
period 2016-12-31
RAMBUS INC
filed 2017-02-17
CIK 917273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2016 was approximately $1.0 billion based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $.001 par value, was 111,176,433 as of January 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on or about April 20, 2017 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report on Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

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

•
Dispositions, acquisitions, mergers or strategic transactions and our related integration efforts, including our recent acquisition of Smart Card Software Ltd., the assets of Semtech Corporation's Snowbush IP group and Inphi Corporation's Memory Interconnect Business;

•	Impairment of goodwill and long-lived assets;

•	Pricing policies of our customers;

•
Changes in our strategy and business model, including the expansion of our portfolio of inventions, products, software, services and solutions to address additional markets in lighting, memory, chip, mobile payments, smart ticketing and security;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Effects of security breaches or failures in our or our customers’ products and services on our business;

•	Engineering, sales and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses, operations and expansion;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Effects of government regulations on our industry and business;

•	Manufacturing, shipping and supply partners and/or sale and distribution channels;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates;

•	Restructurings and plans of termination;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	The level and terms of our outstanding debt and the repayment or financing of such debt;

•	Protection of intellectual property;

•	Any changes in laws, agency actions and judicial rulings that may impact the ability to enforce intellectual property rights;

•	Indemnification and technical support obligations;

•	Equity repurchase plans;

•	Issuances of debt or equity securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Outcome and effect of potential future intellectual property litigation and other significant litigation; and

•	Likelihood of paying dividends.
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

PART I
Rambus, XDRTM, CryptoFirewallTM, CryptoMediaTM, CryptoManagerTM, TruEdgeTM and MicroLens® are trademarks, registered trademarks or copyrights of Rambus Inc. Other trademarks or copyrights that may be mentioned in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.	Business
Rambus creates innovative hardware and software technologies, driving advancements from the data center to the mobile edge. Our chips, customizable IP cores, patent licenses, software, services, and other innovations improve the competitive advantage of our customers. We collaborate with the industry, partnering with leading ASIC and SoC designers, foundries, IP developers, processor companies, EDA companies and validation labs. Our innovations are integrated into a wide range of devices and systems, powering and securing diverse applications, including Big Data, Internet of Things, mobile, consumer and media platforms.

While we have historically focused our efforts on the development of technologies for memory, SerDes and other chip interfaces, we have expanded our portfolio of inventions and solutions to address chip and system security, mobile payments and smart ticketing. We intend to continue our growth into new technology fields, consistent with our mission to create value through our innovations and to make those technologies available through the shipment of products, the provisioning of services, as well as our licensing business models. Key to our efforts continues to be hiring and retaining world-class inventors, scientists and engineers to lead the development and deployment of inventions and technology solutions for our fields of focus.

Our inventions and technology solutions are offered to our customers through patent, technology, software and IP core licenses, as well as product sales and services. Today, our primary source of revenue is derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. Royalties from patent licenses accounted for 73%, 84% and 88% of our consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

Our strategy is to continue to augment our patent license business model to provide additional technology, products and services while creating and leveraging strategic synergies to increase revenue. In support of our strategy, we acquired four businesses in 2016 in the fields of mobile payments, smart ticketing, memory buffer chips and SerDes IP cores. On January 25, 2016, our Security division completed the acquisition of Smart Card Software, Ltd. (“SCS”), a privately-held company incorporated in the United Kingdom. Through this purchase we acquired two complementary businesses: Bell Identification Ltd., a leader in mobile payments, and Ecebs Ltd., a leading supplier of smart ticketing systems. We believe these businesses complement our security division by allowing us to extend its foundational security technology to offer differentiated, value-added security solutions to its customers.

On August 4, 2016, our Memory and Interfaces division completed the acquisition of all the assets of Inphi’s Memory Interconnect Business. The acquisition included product inventory, customer contracts, supply chain agreements and intellectual property. On August 5, 2016, our Memory and Interfaces division completed the acquisition of the assets of Semtech’s Snowbush IP group. Snowbush IP, formerly part of Semtech’s Systems Innovation Group, is a provider of silicon-proven, high-performance serial link solutions. We believe these acquisitions strengthen our market position for memory buffer chip products and bolster our SerDes and IP offerings enabling us to better address the needs of the server, networking and data center market.

Organization

We have organized our business into four operational units:

•	Memory and Interfaces (MID)

•	Security (RSD)

•	Emerging Solutions (ESD)

•	Lighting (RLD)

As of December 31, 2016, MID and RSD met quantitative thresholds for disclosure as reportable segments. Results for ESD and RLD are shown under “Other.” For additional information concerning segment reporting, see Note 6, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.

Memory and Interfaces

There are four main areas of focus in our Memory and Interface Division: mobile memory, server-based memory, serial link designs, and custom solutions. The primary markets for these technologies include: (1) DRAM devices; (2) NAND devices; (3) System-on-Chip (SoC) devices; (4) silicon physical IP; and (5) memory buffer chips. In these markets, memory interfaces, serial link transitions, processor and SoC microarchitecture transitions or overall process technology node transitions provide opportunities. For plug-in systems, there is a strong desire to reduce power consumption for both economic and environmental reasons while still providing increased computing capability. At the chip level, it becomes increasingly difficult to maintain signal integrity and power efficiency as data transfer speeds rise to support more powerful, multi-core processors.

To address these challenges and enable the continued improvement of electronics systems, ongoing innovation is required. The many contributions and patented innovations developed by Rambus scientists and engineers have been, and continue to be, critical in addressing some of the most difficult chip and system challenges. The foundations of MID are world-class memory architectures and high-performance serial link technologies that are brought to market through three main business initiatives: (1) patent licensing; (2) silicon IP core licensing; and (3) chipsets.

Patent Licensing

Our traditional patent licensing program remains our primary source of revenue. Our patent licenses provide our customers a license to use a certain portion of our portfolio of patented inventions in the customer’s own digital electronics products, systems or services. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain periods ranging up to ten years. Leading consumer product, industrial, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, GE, IBM, Intel, LSI, Micron, Nanya, NVIDIA, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics, Toshiba and Xilinx have licensed our patents for use in their own products. The vast majority of our patents were secured through our internal research and development efforts across all of our business units.

Silicon IP Core Licensing

Our IP core licensing program offers a suite of memory and SerDes PHY solutions that are applicable to a broad range of applications ranging from servers and networking to consumer and mobile. Due to the often complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help our customers successfully integrate our technology solutions into their semiconductor and system products. Licensees may also receive, in addition to their license agreements, patent licenses as necessary to implement the technology in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts. Our solutions are designed into systems bought by OEMs. We license both directly to ASIC design houses and semiconductor foundries that, in turn, sell to OEMs, or to OEMs directly.

Chip Sets

In the second half of 2016, we began to ship our first chips as a result of our acquisition of the Memory Interconnect Business. Currently, we offer DDR2, DDR3 and DDR4 chipsets for RDIMM and LRDIMM server modules that support the data center and enterprise server infrastructure markets.

We sell our semiconductor products directly and indirectly to module manufacturers and OEMs worldwide through multiple channels, including our direct sales force and distributors. We operate direct sales offices in Japan, Korea, Taiwan, China, and the United States and employ sales personnel that cover our direct customers and manage our channel partners.

We operate a fabless business model and use third-party foundries and assembly and test manufacturing contractors to manufacture, assemble and test our semiconductor products. We also inspect and test parts in our U.S. based facilities. This outsourced manufacturing approach allows us to focus our resources on the design, sale and marketing of our products. Outsourcing also allows us the flexibility needed to respond to new market opportunities, simplifies our operations and significantly reduces our capital requirements.

Security

Security challenges are increasingly prevalent in a multitude of industries, including high-growth sectors such as mobile and the data center, providing a variety of opportunities for our security technologies and services. We believe robust security starts with the design of the SoC and continues through the manufacturing supply chain to end-user applications. In line with this thinking, RSD offers a suite of products and services from DPA countermeasures and cores to our CryptoManager™ solution, mobile payments and smart ticketing.

DPA Countermeasures and Cores

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

CryptoManager

As connected products, including mobile phones and IoT devices, have a fundamental need for security, a robust security system is critical. Robust security starts with the design of the SoC and continues with the manufacturing supply chain. The Rambus CryptoManager solution brings revolutionary security improvements to the semiconductor chips and supply chains that enable our mobile world.

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

Mobile Payments

NFC-based mobile payments offer many advantages to consumers, retailers and financial institutions alike. For consumers, mobile wallets provide a convenient, “tap and go” frictionless commerce experience, seamlessly integrating credit cards, loyalty points and gift cards, while leveraging enhanced security features like multi-factor authentication and biometrics. For retailers, mobile wallets offer businesses the ability to engage users with an immersive, in-app experience that bridges the gap from digital to physical with profile-based shopping to offer customized recommendations and coupons to customers. Finally for banks, mobile wallets enhance protection from fraud and greater customer engagement and loyalty.

Our technology adapts to any mobile payments ecosystem - whether card credentials are stored on the device or in the cloud using host card emulation - and ensures security through tokenization. With our software, customers can fulfill the role of a token service provider, securing transactions by removing vulnerable card data from the payment network. Our mobile payment solutions are primarily offered to financial institutions through software license agreements.

Smart Ticketing

Smart ticketing is changing the way people travel by bringing greater convenience and security to travelers and transport operators alike. Through the use of smart cards and smart phones, travelers store their tickets electronically, eliminating the need for traditional paper tickets and enabling users to simply tap their smart card or device on a gate or validator to access their travel. Our smart ticketing technology combines back-office processing and analytics systems with web portals, mobile applications and smart cards to deliver comprehensive solutions to transport operators and local authorities. Data analytics enable improved profitability and optimization of smart transport schemes through access to real-world travel data, with easy management of transaction data to ensure accurate reimbursements. ITSO certified and interoperable with existing transport providers, our smart ticketing solutions are easy to integrate across multiple modes of travel, simplifying customer journeys at lower cost. Currently, our smart ticketing solutions are primarily offered to public transit authorities in the United Kingdom and we are working to expand our offerings into the broader European Union.

Emerging Solutions

ESD encompasses our long-term research and development efforts in emerging technologies, including our lensless smart sensor and smart data acceleration research programs as well as next-generation memory solutions and cryogenic computing. ESD programs are generally at the research and pre-commercial stages and may involve collaboration with government entities, universities and industry partners.

Lighting

The continued adoption of LED as a bright, reliable and energy-efficient light source creates significant market opportunities in the field of general lighting. We have pioneered a light guide-based design that enables a new level of styling, efficiency and control for LED lighting. Our innovations combine our TruEdge™ LED Coupling (maximizing the amount of light emitted from the LED to a light guide) with our MicroLens® optics (tiny 3D features that control how light is emitted from a light guide) to create efficient and cost-effective fixtures. Our light guides are available as off-the-shelf or customized designs that are optimized to specific customer and application requirements by varying the size, shape and density of the MicroLens optics. Manufactured by our global lighting partners or at our state-of-the-art facility in Brecksville, Ohio, our light guides can support both flat and curved designs in a broad range of high volume lighting applications. In addition, complete fixture prototype designs that combine our optical innovations, design engineering and manufacturing support services are also available to lighting system companies and fixture manufacturers worldwide.

Competition

Our industries are intensely competitive and have been impacted by rapid technological change, short product life cycles, cyclical market patterns, price erosion, increasing foreign and domestic competition and market consolidation. We believe the principal competition for our technologies may come from our prospective customers, some of whom are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. Some of our competitors use a system-level design approach similar to ours, including activities such as board and package design, power and signal integrity analysis, and thermal management. Many of these companies are larger and may have better access to financial, technical and other resources than we possess.

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

Research, Development and Employees

Our growth strategy will be substantially dependent on our ability to develop key innovations that meet the future needs of a dynamic market. To this end, we continue to invest substantial funds in research and development and have assembled a team of highly skilled inventors, engineers and scientists whose activities are focused on continually developing new innovations within our chosen technology fields. Using this foundation of innovations, our technical teams develop new solutions that enable increased performance, greater power efficiency, increased levels of security, as well as other improvements and benefits. Our solution design and development process is a multi-disciplinary effort requiring expertise in multiple fields across all of our operational units.

As of December 31, 2016, we had approximately 540 employees in our engineering departments, representing 70% of our total number of 767 employees. None of our employees are covered by collective bargaining agreements. As noted, we believe our future success is dependent on our continued ability to identify, attract, motivate and retain qualified personnel. In order to attract qualified employees, we have created an environment and culture that encourages, fosters and supports research, development and innovation in breakthrough technologies with significant opportunities for broad industry adoption. To date, we believe we have been successful in recruiting qualified employees and that we have a good relationship with our employees.

A significant number of our scientists and engineers spend all or a portion of their time on research and development. For the years ended December 31, 2016, 2015 and 2014, research and development expenses were $129.8 million, $111.1 million and $110.0 million, respectively. We expect to continue to invest substantial funds in research and development activities. In addition, because our customer agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract revenue.

Intellectual Property

We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. As of December 31, 2016, our technologies are covered by 1,989 U.S. and foreign patents, having expiration dates ranging from 2017 to 2038. Additionally, we have 646 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.

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

Corporate and Other Information

Rambus Inc. was founded in 1990 and reincorporated in Delaware in March 1997. Our principal executive offices are located at 1050 Enterprise Way, Suite 700, Sunnyvale, California. Our website is www.rambus.com. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website. You can obtain copies of our Forms 10-K, 10-Q, 8-K, and other filings with the SEC, and all amendments to these filings, free of charge, from our website as soon as reasonably practicable following our filing of any of these reports with the SEC. In addition, you may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy, and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov.

Information concerning our revenue, results of operations and revenue by geographic area is set forth in Item 6, “Selected Financial Data,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 6, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K, all of which are incorporated herein by reference. Information concerning identifiable assets and segment reporting is also set forth in Note 6, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K. Information on customers that comprise 10% or more of our consolidated revenue and risks attendant to our foreign operations is set forth below in Item 1A, “Risk Factors .”

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
Our revenue consists mainly of patent and technology license fees paid for access to our patents, developed technology and development and support services provided to our customers. Our ability to secure and renew the licenses from which our revenues are derived depends on our customers adopting our technology and using it in the products they sell. Once secured, license revenue may be negatively affected by factors within and outside our control, including reductions in our customers’ sales prices, sales volumes, our failure to timely complete engineering deliverables, and the terms of such licenses. In addition, our licensing cycle for new licensees as well as renewals for existing licensees is lengthy, costly and unpredictable without any degree of certainty. We cannot provide any assurance that we will be successful in signing new license agreements or renewing existing license agreements on equal or favorable terms or at all. If we do not achieve our revenue goals, our results of operations could decline.
We have traditionally operated in, and may enter other, industries that are highly cyclical and competitive.
Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, data centers, networks, tablets, handheld devices, mobile applications, gaming and graphics, high-definition televisions, general lighting, cryptography and data security. The electronics industry is intensely competitive and has been impacted by rapid technological change, short product life cycles, cyclical market patterns, price erosion and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers' products and the financial resources of such customers. In particular, DRAM manufacturers, which make up a significant part of our revenue, are prone to significant business cycles and have suffered material losses and other adverse effects to their businesses, leading to industry consolidation from time-to-time that may result in loss of revenues under our existing license agreements or loss of target customers. As a result of ongoing competition in the industries in which we operate and volatility in various economies around the world, we may achieve a reduced number of licenses or may experience tightening of customers' operating budgets, difficulty or inability of our customers to pay our licensing fees, lengthening of the approval process for new licenses and consolidation among our customers. All of these factors may adversely affect the demand for our technology and may cause us to experience substantial fluctuations in our operating results.
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
In addition, our expansion into new markets subjects us to additional risks. We may have limited or no experience in new products and markets, including our CryptoManager platform and new offerings that have resulted from our acquisition of SCS in the mobile payment and smart ticketing solution spaces, and our acquisitions of the assets of the Snowbush IP group and the Memory Interconnect Business, and our customers may not adopt our new offerings. These and other new offerings may present new and difficult challenges, which could negatively affect our operating results.

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
We have a high degree of revenue concentration. Our top five customers represented approximately 63% and 65% of our revenues for the years ended December 31, 2016 and 2015, respectively. For both of the years ended December 31, 2016 and 2015, revenues from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue in each year. We extended our license agreement with Samsung in December 2013, and we expect Samsung to continue to account for a significant portion of our licensing revenue. We also entered into settlement agreements with each of SK hynix and Micron (which included Elpida, which Micron had acquired in July 2013) in June 2013 and December 2013, respectively. In June 2015, we also extended our license agreement with SK hynix. As a result of the renewal and such settlements, we expect each of Samsung, SK hynix and Micron to account for a significant portion of our licensing revenue in the future. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
We may not be successful in entering into new markets, and our new product offerings, such as our acquisitions of SCS, the assets of the Snowbush IP group and the Memory Interconnect Business, our CryptoManager platform and new offerings in the mobile credential and smart card solution spaces, may not be adopted by our customers or potential customers. In addition, once we commercially launch our products, the sales volume of and resulting revenue from such products in any given period will be difficult to predict.

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
From time to time, we engage in acquisitions, strategic transactions and strategic investments, such as our acquisitions of SCS, the assets of the Snowbush IP group and the Memory Interconnect Business. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, including if we are unable to close any pending acquisitions. For example, for any pending or completed acquisitions, we may discover unidentified issues not discovered in due diligence, and we may be subject to liabilities that are not covered by indemnification protection or become subject to litigation. Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers of the acquired business; minimizing the diversion of management's and other employees’ attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures.
Our strategic investments in new areas of technology may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return of capital, and unidentified issues not discovered in due diligence. These investments are inherently risky and may not be successful.
In addition, we may record impairment charges related to our acquisitions or strategic investments. Any losses or impairment charges that we incur related to acquisitions, strategic investments or sales of assets will have a negative impact on our financial results and the market value of our common stock, and we may continue to incur new or additional losses related to acquisitions or strategic investments.
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
For the years ended December 31, 2016 and 2015, revenues received from our international customers constituted approximately 64% and 60%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global or regional economic and political conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the demand for the products of our customers in the foreseeable future. If our customers experience reduced demand for their products as a result of global or regional economic conditions or otherwise, this could result in reduced royalty revenue and our business and results of operations could be harmed.
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
Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in the San Francisco Bay Area in the United States, the United Kingdom, the Netherlands, India and Australia. The San Francisco Bay Area is in close proximity to known earthquake fault zones. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should a catastrophe disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, so any resultant work stoppage could have a negative effect on our operating results. We also rely on our network infrastructure and technology systems for operational support and business activities which are subject to physical and cyber damage, and also susceptible to other related vulnerabilities common to networks and computer systems. Acts of terrorism, widespread illness, war and any event that causes failures or interruption in our network infrastructure and technology systems could have a negative effect at our international and domestic facilities and could harm our business, financial condition, and operating results.
We do not have extensive experience in manufacturing and marketing products and, as a result, may be unable to sustain and grow a profitable commercial market for new and existing products.
We do not have extensive experience in creating, manufacturing and marketing products, including our CryptoManager platform, our RLD product offerings and new offerings that have resulted from our acquisition of SCS in the mobile credential and smart card solution spaces, and our acquisitions of the assets of the Snowbush IP group and the Memory Interconnect Business. These and other new offerings may present new and difficult challenges, and we may be subject to claims if customers of these offerings experience delays, failures, non-performance or other quality issues. In particular, we may experience difficulties with product design, qualification, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new products. Although we intend to design our products to be fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances.

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

Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office (“USPTO”) and/or the European Patent Office (the “EPO”). Any re-examination proceedings may be reviewed by the USPTO's Patent Trial and Appeal Board (“PTAB”). The PTAB and the related former Board of Patent Appeals and Interferences have previously issued decisions in a few cases, finding some challenged claims of Rambus' patents to be valid, and others to be invalid. Decisions of the PTAB are subject to further USPTO proceedings and/or appeal to the Court of Appeals for the Federal Circuit. A final adverse decision, not subject to further review and/or appeal, could invalidate some or all of the challenged patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in any intellectual property litigation. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and could cause our revenue to decline substantially.

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
In addition, our patents will continue to expire according to their terms, with expiration dates ranging from 2017 to 2038. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.
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
In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. While we generally do not indemnify our customers, some of our agreements provide for indemnification, and some require us to provide technical support and information to a customer that is involved in litigation involving use of our technology. In addition, we may be exposed to indemnification obligations, risks and liabilities that were unknown at the time of acquisitions, including with respect to our acquisitions of SCS, the assets of the Snowbush IP group and the Memory Interconnect Business, and we may agree to indemnify others in the future. Any of these indemnification and support obligations could result in substantial expenses. In addition to the time and expense required for us to indemnify or supply such support to our customers, a customer's development, marketing and sales of licensed semiconductors, lighting, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition as a result of lower or no royalty payments.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2016, we occupied offices in the leased facilities described below:

Number of Offices Under Lease	Location	Primary Use
6	United States
	Sunnyvale, CA (Corporate Headquarters)	Executive and administrative offices, research and development, sales and marketing and service functions
	Chapel Hill, NC	Research and development
	Brecksville, OH (2)	Research and development, prototyping and light manufacturing facility
	San Francisco, CA	Research and development
	Richardson, TX	Research and development
	Westlake Village, CA	Research and development
1	Bangalore, India	Administrative offices, research and development and service functions
1	Tokyo, Japan	Business development
1	Seoul, Korea	Business development
1	Shanghai, China	Business development
1	Taipei, Taiwan	Business development
1	Melbourne, Australia	Business development
1	Rotterdam, The Netherlands	Administrative offices, research and development, sales and marketing and service functions
1	East Kilbride, United Kingdom	Administrative offices, research and development, sales and marketing and service functions
1	Toronto, Canada	Research and development
1	Espoo, Finland	Research and development

Item 3.	Legal Proceedings
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

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
	High	Low	High	Low
First Quarter	$13.99	$10.66	$12.88	$10.01
Second Quarter	$13.97	$11.13	$15.49	$12.44
Third Quarter	$14.50	$11.42	$14.80	$10.36
Fourth Quarter	$14.39	$11.44	$14.07	$9.86

The graph below compares the cumulative 5-year total return of holders of Rambus Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016.

Fiscal years ending:

	12/11	12/12	12/13	12/14	12/15	12/16
Rambus Inc.	100.00	64.50	125.43	146.89	153.51	182.38
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
RDG Semiconductor Composite	100.00	101.55	137.33	170.90	153.05	206.30
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.

As of January 31, 2017, there were 521 holders of record of our common stock. Since many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
We have never paid or declared any cash dividends on our common stock or other securities.
Share Repurchase Program
On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan. After giving effect to the accelerated share repurchase program detailed in the table below, we had remaining authorization to repurchase approximately 11.5 million shares.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

Cumulative shares repurchased as of December 31, 2015 (1)	7,812,500	$11.70	7,812,500	12,187,500
April 1, 2016 - April 30, 2016 (1)	735,861	$11.70	735,861	11,451,639
Cumulative shares repurchased as of December 31, 2016	8,548,361		8,548,361
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
The following selected consolidated financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 was derived from our consolidated financial statements. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Years Ended December 31,
	2016 (1) (2)	2015 (2) (3) (4)	2014 (2)	2013 (1) (2)	2012 (1)
	(In thousands, except per share amounts)
Total revenue	$336,597	$296,278	$296,558	$271,501	$234,051
Net income (loss)	$6,820	$211,388	$26,201	$(33,748)	$(134,336)
Net income (loss) per share:
Basic	$0.06	$1.84	$0.23	$(0.30)	$(1.21)
Diluted	$0.06	$1.80	$0.22	$(0.30)	$(1.21)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$172,182	$287,706	$300,109	$387,662	$203,330
Total assets	$783,496	$718,021	$586,235	$710,485	$586,886
Convertible notes	$126,167	$119,418	$113,045	$270,782	$146,630
Stockholders’ equity	$552,782	$526,533	$391,622	$340,229	$321,594
______________________________________

(1)
The net income for the year ended December 31, 2016 included $18.3 million of impairment of in-process research and development intangible asset and a reduction of operating expenses due to the change in our contingent consideration liability of $6.8 million. The net loss for the years ended December 31, 2013 and 2012 included $17.8 million and $35.5 million, respectively, of impairment of goodwill and long-lived assets.

(2)
The net income (loss) for the years ended December 31, 2016, 2015, 2014 and 2013 included $0.6 million, $2.0 million, $2.0 million, and $0.5 million, respectively, of gain from settlement which was reflected as a reduction of operating costs and expenses.

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
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 as described in more detail under “Note Regarding Forward-Looking Statements.” Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. As a result of the factors described herein, and in the documents incorporated herein by reference, including, in particular, those factors described under “Risk Factors,” we undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes that are included elsewhere in this report.
Executive Summary
In 2016, we continued our transition from a pure IP licensing model to one that delivers increasing value to the market through chips, customizable IP cores, software and services. In line with our growth strategy, we acquired four businesses in 2016 in the fields of mobile payments, smart ticketing, memory buffer chips and SerDes IP cores. We also continued to execute on our traditional patent licensing business by signing key license agreements with AMD, Xilinx and others. Key 2016 financial results included:

•	Revenue of $336.6 million;

•	Total Operating Costs and Expenses of $303.0 million

•	Annual GAAP diluted net income per share of $0.06; and

•	Operating cash flows of $92.5 million

Business Overview
Rambus creates innovative hardware and software technologies, driving advancements from the data center to the mobile edge. Our chips, customizable IP cores, patent licenses, software, services, and other innovations improve the competitive advantage of our customers. We collaborate with the industry, partnering with leading ASIC and SoC designers, foundries, IP developers, processor companies, EDA companies and validation labs. Our innovations are integrated into a wide range of devices and systems, powering and securing diverse applications, including Big Data, Internet of Things, mobile, consumer and media platforms.

While we have historically focused our efforts on the development of technologies for memory, SerDes and other chip interfaces, we have expanded our portfolio of inventions and solutions to address chip and system security, mobile payments and smart ticketing. We intend to continue our growth into new technology fields, consistent with our mission to create value through our innovations and to make those technologies available through the shipment of products, the provisioning of services, as well as our licensing business models. Key to our efforts continues to be hiring and retaining world-class inventors, scientists and engineers to lead the development and deployment of inventions and technology solutions for our fields of focus.

Our strategy is to continue to augment our patent license business model to provide additional technology, products and services while creating and leveraging strategic synergies to increase revenue. In support of our strategy, we acquired four businesses in 2016 in the fields of mobile payments, smart ticketing, memory buffer chips and SerDes IP cores. On January 25, 2016, our Security division completed the acquisition of Smart Card Software, Ltd. (“SCS”), a privately-held company incorporated in the United Kingdom, for a pound sterling equivalent of $104.7 million in cash. Through this purchase we acquired two complementary businesses: Bell Identification Ltd., a leader in mobile payments, and Ecebs Ltd., a leading supplier of smart ticketing systems. We believe these businesses complement our security division by allowing us to extend our foundational security technology to offer differentiated, value-added security solutions to its customers.

On August 4, 2016, our Memory and Interfaces division completed the acquisition of all the assets of Inphi’s Memory Interconnect Business for $90 million in cash. The acquisition included product inventory, customer contracts, supply chain agreements and intellectual property. On August 5, 2016, our Memory and Interfaces division completed the acquisition of the assets of Semtech’s Snowbush IP group for $32 million in cash. Snowbush IP, formerly part of Semtech’s Systems Innovation Group, is a provider of silicon-proven, high-performance serial link solutions. We believe these acquisitions strengthen our market position for memory buffer chip products and bolster our SerDes and IP offerings enabling us to better address the needs of the server, networking and data center market.

Organization

We have organized the business into four operational units: (1) Memory and Interfaces, or MID, which focuses on the design, development, manufacturing through partnerships and licensing of technology and solutions that is related to memory and interfaces; (2) Security, or RSD, which focuses on the design, development, deployment and licensing of technologies for chip, system and in-field application security, anti-counterfeiting, smart ticketing and mobile payments; (3) Emerging Solutions, or ESD, which encompasses our long-term research and development efforts in the area of emerging technologies; and (4) Lighting, or RLD, which focuses on the design, development and licensing of technologies for advanced LED-based lighting solutions. As of December 31, 2016, MID and RSD met quantitative thresholds for disclosure as reportable segments. Results for ESD and RLD are shown under “Other.” For additional information concerning segment reporting, see Note 6, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.

Revenue Sources

Our inventions and technology solutions are offered to our customers through patent, technology, software and IP core licenses, as well as product sales and services. Today, our primary source of revenue is derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer’s own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods of up to ten years. Leading consumer product, industrial, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, GE, IBM, Intel, LSI, Micron, Nanya, NVIDIA, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics, Toshiba and Xilinx have licensed our patents, the majority of which we have produced organically, for use in their own products. Royalties from patent licenses accounted for 73%, 84% and 88% of our consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

We also offer our customers technology licenses to support the implementation and adoption of our technology in their products or services. Our customers include leading companies such as Eaton, GE, IBM, Panasonic, Qualcomm, Samsung, Sony and Toshiba. Our technology license offerings include a range of technologies for incorporation into our customers’ products and systems. We also offer a range of services as part of our technology licenses which can include know-how and technology transfer, product design and development, system integration, and other services. These technology license agreements may have both a fixed price (non-recurring) component and ongoing use fees and in some cases, royalties. Further, under technology licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us. Royalties from technology licenses accounted for 6%, 5% and 4% of our consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

The remainder of our revenue is contract services and other revenue, which includes our product sales, IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period. Contract and other revenue accounted for 21%, 11% and 8% of our consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

Expenses

Engineering expenses continue to play a key role in our efforts to maintain product innovations. Our engineering expenses for 2016 increased $40.5 million as compared to the same period in 2015 primarily due to the business acquisitions during 2016. This includes increased headcount related expenses of $12.9 million, increased cost of sales associated with sales of memory and security products and engineering services of $10.3 million (which includes $2.3 million related to the purchase accounting adjustment for inventory fair value step-up from the acquisition of the Memory Interconnect Business), increased amortization costs of $7.0 million, increased expenses related to software design tools of $3.7 million, increased stock-based compensation expense of $2.4 million, increased consulting costs of $2.5 million offset by decreased prototyping costs of $0.5 million.

Sales, general and administrative expenses for 2016 increased $24.6 million as compared to the same period in 2015 primarily due to the business acquisitions during 2016. This includes increased headcount related expenses of $6.1 million, increased amortization costs of $5.0 million, various acquisition related costs of $3.1 million, increased stock-based compensation expense of $3.5 million, increased consulting costs of $2.8 million, increased facilities costs of $1.4 million and increased travel costs of $1.3 million.

Intellectual Property

As of December 31, 2016, our semiconductor, lighting, security and other technologies are covered by 1,989 U.S. and foreign patents. Additionally, we have 646 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.

Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory and SerDes technology, adoption of mobile payment, smart ticketing and security solutions, adoption of LEDs in edge-lit general lighting, the use and adoption of our inventions or technologies generally, industry consolidation, and global economic conditions with the resulting impact on sales of consumer electronic systems.

We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 63% of our revenue for 2016 as compared to 65% in 2015 and 62% in 2014. For 2016, 2015 and 2014, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. While we expect Samsung, SK hynix and Micron to account for a significant portion of our ongoing licensing revenue, the particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.

Our revenue from companies headquartered outside of the United States accounted for approximately 64% in 2016 as compared to 60% in 2015 and 63% in 2014. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, the majority of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk. For additional information concerning international revenue, see Note 6, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.

Our licensing cycle for new licensees as well as renewals for existing licensees is lengthy, costly and unpredictable without any degree of certainty. We may incur costs in any particular period before any associated revenue stream begins, if at all. Our lengthy license negotiation cycles could make our future revenue difficult to predict because we may not be successful in entering into licenses with our customers in the amounts projected, or on our anticipated timelines.

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

Global demand for effective security technologies continues to increase. In particular, highly integrated devices such as smart phones are increasingly used for applications requiring security such as mobile payments, corporate information and user data. Our RSD operating segment is primarily focused on positioning its DPA countermeasures, CryptoMedia™, CryptoFirewall™ and CryptoManager™ technology solutions, and the introduction of in-field applications mobile payments and smart ticketing solutions to our offerings to capitalize on these trends and growing adoption among technology partners and customers.

Engineering costs as well as sales, general and administrative expenses in the aggregate and as a percentage of revenue increased in 2016 as compared to the prior year. In the near term, we expect these costs in the aggregate to be higher as we intend to continue to make investments in the infrastructure and technologies required to increase our product innovation in semiconductor, security, mobile payments, smart cards and other technologies, including costs related to the various acquisitions. In addition, while we have not been involved in material litigation since 2014, to the extent litigation is again necessary, our expectations on the amount and timing of any future general and administrative costs is uncertain.

As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth, including the acquisitions of SCS, the assets of the Snowbush IP group and the Memory Interconnect Business. Similarly, we evaluate our current businesses and technologies that are not aligned with our core business for potential divestiture.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2016	2015	2014
Revenue:
Royalties	78.6%	88.6%	91.6%
Contract and other revenue	21.4%	11.4%	8.4%
Total revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	19.9%	15.3%	14.1%
Research and development*	38.6%	37.5%	37.1%
Sales, general and administrative*	28.3%	23.8%	25.2%
Restructuring charges	—%	1.2%	0.0%
Impairment of in-process research and development intangible asset	5.4%	—%	—%
Change in contingent consideration liability	(2.0)%	—%	—%
Gain from sale of intellectual property	—%	(1.2)%	(1.2)%
Gain from settlement	(0.2)%	(0.7)%	(0.6)%
Total operating costs and expenses	90.0%	75.9%	74.6%
Operating income	10.0%	24.1%	25.4%
Interest income and other income, net	0.5%	0.3%	(0.1)%
Interest expense	(3.8)%	(4.2)%	(8.4)%
Interest and other income (expense), net	(3.3)%	(3.9)%	(8.5)%
Income before income taxes	6.7%	20.2%	16.9%
Provision for (benefit from) income taxes	4.7%	(51.0)%	8.1%
Net income	2.0%	71.2%	8.8%
______________________________________

* Includes stock-based compensation:
Cost of revenue	0.0%	0.0%	0.0%
Research and development	2.7%	2.3%	2.4%
Sales, general and administrative	3.5%	2.8%	2.5%
Segment Results
Revenue from the MID reportable segment increased approximately $17.8 million to $239.8 million for the year ended December 31, 2016 from $222.0 million for the year ended December 31, 2015. The increase was primarily due to sales of memory products, including revenue from the Memory and Interfaces Business and various new development projects, higher royalty revenue recognized from SK hynix and Xilinx, offset by lower royalty revenue from AMD, IBM and Renesas.
Segment operating income from the MID reportable segment decreased approximately $2.8 million to $171.4 million for the year ended December 31, 2016 from $174.2 million for the year ended December 31, 2015. The decrease was primarily due to an increase in cost of sales related to sales of memory products and increased headcount related costs due to higher number of employees in 2016 primarily due to the acquisition of the assets of the Snowbush IP group and Memory Interconnect Business.
Revenue from the RSD reportable segment increased approximately $25.7 million to $76.2 million for the year ended December 31, 2016 from $50.5 million for the year ended December 31, 2015. The increase was primarily due to higher revenue from security technology development projects, including revenue from the acquisition of SCS, and higher royalty revenue from Qualcomm, Xilinx and various other customers, offset by lower royalty revenue from Nagravision, Renesas and STMicroelectronics.
Segment operating income from the RSD reportable segment increased approximately $2.9 million to $24.3 million for the year ended December 31, 2016 from $21.4 million for the year ended December 31, 2015. The increase was primarily due to increase in revenue as discussed above, partially offset by increased headcount related costs due to higher number of employees in 2016 primarily due to the SCS acquisition.
Revenue from the Other segment decreased approximately $3.2 million to $20.6 million for the year ended December 31, 2016 from $23.8 million for the year ended December 31, 2015. The decrease was primarily due to decreased sales of light guides and decreased revenue from lighting technology development projects.
Segment operating loss from the Other segment increased approximately $1.5 million to $9.8 million for the year ended December 31, 2016 from $8.3 million for the year ended December 31, 2015. The increase was primarily due to decreased revenue as discussed above and lack of gain from sale of intellectual property in 2016.
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
Revenue from the RSD reportable segment increased approximately $1.2 million to $50.5 million for the year ended December 31, 2015 from $49.3 million for the year ended December 31, 2014. The increase was primarily due to higher revenue from security products, offset by lower royalty revenue from Qualcomm, STMicroelectronics and a smartphone and tablet manufacturer.
Segment operating income from the RSD reportable segment remained relatively flat at $21.4 million for the year ended December 31, 2015 as compared to $21.7 million for the year ended December 31, 2014.
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

	Years Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	Change	Change
	(Dollars in millions)
Total Revenue
Royalties	$264.6	$262.4	$271.5	0.8%	(3.4)%
Contract and other revenue	72.0	33.9	25.1	112.6%	35.3%
Total revenue	$336.6	$296.3	$296.6	13.6%	(0.1)%
Royalty Revenue
Patent Licenses
Our patent royalties decreased approximately $4.5 million to $244.4 million for the year ended December 31, 2016 from $248.9 million for the same period in 2015. The decrease was primarily due to lower royalty revenue from AMD, IBM, Renesas and STMicroelectronics, offset by higher royalty revenue recognized from Qualcomm, SK hynix and Xilinx. Of the $244.4 million patent royalties for the year ended December 31, 2016, $21.2 million is related to past royalty revenue from settlement of past legal proceedings with SK Hynix and Micron.

Our patent royalties decreased approximately $12.0 million to $248.9 million for the year ended December 31, 2015 from $260.9 million for the same period in 2014. The decrease in 2015 was primarily due to lower royalty revenue recognized from AMD, NVIDIA, Renesas, STMicroelectronics and a smartphone and tablet manufacturer, offset by higher royalty revenue from IBM and SK hynix. Of the $248.9 million patent royalties for the year ended December 31, 2015, $86.0 million is related to past royalty revenue from settlement of past legal proceedings with SK hynix and Micron.
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
Technology Licenses
Royalties from technology licenses increased approximately $6.7 million to $20.2 million for the year ended December 31, 2016 from $13.5 million for the same period in 2015. The increase was primarily due to higher royalties from Eaton and various security technology license revenue, offset by lower royalties from Nagravision.
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

Royalty Revenue by Reportable Segment

Royalty revenue from the MID reportable segment, which includes patent and technology license royalties, decreased approximately $5.0 million to $212.7 million for the year ended December 31, 2016 from $217.7 million for the same period in 2015. The decrease was primarily due to lower royalty revenue from AMD, IBM and Renesas, offset by higher royalty revenue recognized from SK hynix and Xilinx.
Royalty revenue from the RSD reportable segment, which includes patent and technology license royalties, increased $5.5 million to $46.9 million for the year ended December 31, 2016 from $41.4 million for the same period in 2015. The increase was primarily due to higher royalty revenue from Qualcomm, Xilinx and various other customers, offset by lower royalty revenue from Nagravision, Renesas and STMicroelectronics.
Royalty revenue from the Other segment increased $1.8 million to $5.1 million for the year ended December 31, 2016 from $3.3 million for the same period in 2015. The increase was due to increased royalties from technology licenses associated with increased shipments of lighting products.
Royalty revenue from the MID reportable segment decreased approximately $5.8 million to $217.7 million for the year ended December 31, 2015 from $223.5 million for the same period in 2014. The decrease was primarily due to lower royalty revenue from AMD, Nanya, NVIDIA, Renesas and STMicroelectronics, offset by higher royalty revenue from IBM and SK hynix.
Royalty revenue from the RSD reportable segment decreased approximately $4.3 million to $41.4 million for the year ended December 31, 2015 from $45.7 million for the same period in 2014. The decrease was primarily due to lower royalty revenue from Qualcomm, STMicroelectronics and a smartphone and tablet manufacturer.
Royalty revenue from the Other segment increased $1.0 million to $3.3 million for the year ended December 31, 2015 from $2.3 million for the same period in 2014. The increase was due to increased royalties from technology licenses associated with increased shipments of lighting products.
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development and sale of memory, security and lighting products. Contract and other revenue increased approximately $38.2 million to $72.0 million for the year ended December 31, 2016 from $33.8 million for the same period in 2015. The increase was primarily due to sales of memory products, including revenue from the Snowbush IP group and the Memory Interconnect Business, and increased security technology development projects, including revenue from the acquisition of SCS, offset by decreased sales of light guides.

Contract and other revenue increased approximately $8.8 million to $33.8 million for the year ended December 31, 2015 from $25.0 million for the same period in 2014. The increase was primarily due to increased revenue from security technology development projects and products as well as lighting technology development projects and sales of light guides, offset by lower revenue from the sale of selected intellectual property.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development, contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, new technology development contracts booked in the future and product sales.
Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment increased $22.9 million to $27.2 million for the year ended December 31, 2016 from $4.3 million for the same period in 2015, primarily due to sales of memory products, including revenue from the Snowbush IP group and the Memory Interconnect Business, and various new development projects. Contract and other revenue from the RSD reportable segment increased approximately $20.2 million to $29.3 million for the year ended December 31, 2016 from $9.1 million for the same period in 2015, primarily due to higher revenue from security technology development projects, including revenue from the acquisition of SCS. Contract and other revenue from the Other segment decreased approximately $5.0 million for the year ended December 31, 2016 from $20.5 million for the same period in 2015, primarily due to decreased sales of light guides and decreased revenue from lighting technology development projects.
Contract and other revenue from the MID reportable segment increased approximately $1.4 million to $4.3 million for the year ended December 31, 2015 from $2.9 million for the same period in 2014, primarily due to new technology development contracts in 2015. Contract and other revenue from the RSD reportable segment increased approximately $5.5 million to $9.1 million for the year ended December 31, 2015 from $3.6 million for the same period in 2014, primarily due to higher revenue from security products. Contract and other revenue from the Other segment increased approximately $1.9 million to $20.5 million for the year ended December 31, 2015 from $18.6 million for the same period in 2014, primarily due to increased lighting technology development projects and sales of light guides.
Engineering costs:

	Years Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	Change	Change
	(Dollars in millions)
Engineering costs
Cost of revenue	$37.4	$22.7	$19.1	64.8%	19.0%
Amortization of intangible assets	29.7	22.6	22.9	31.2%	(1.1)%
Total cost of revenue	67.1	45.3	42.0	48.0%	8.1%
Research and development	120.6	104.3	102.8	15.7%	1.5%
Stock-based compensation	9.2	6.8	7.2	35.5%	(6.3)%
Total research and development	129.8	111.1	110.0	16.9%	1.0%
Total engineering costs	$196.9	$156.4	$152.0	25.9%	2.9%
Engineering costs are allocated between cost of revenue and research and development expenses. Cost of revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services, costs of memory, security and lighting products sold as well as amortization expense related to various acquired intellectual property for patent licensing. The balance of engineering costs, incurred for the development of applicable technologies, is charged to research and development. In a given period, the allocation of engineering costs between these two components is a function of the timing of the development and implementation schedules of individual customer contracts.
For the year ended December 31, 2016 as compared to the same period in 2015, total engineering costs increased 25.9% primarily due to the business acquisitions during 2016. This includes increased headcount related expenses of $12.9 million, increased cost of sales associated with sales of memory and security products and engineering services of $10.3 million (which includes $2.3 million related to the purchase accounting adjustment for inventory fair value step-up from the acquisition of the Memory Interconnect Business), increased amortization costs of $7.0 million, increased expenses related to software design tools of $3.7 million, increased stock-based compensation expense of $2.4 million, increased consulting costs of $2.5 million offset by decreased prototyping costs of $0.5 million.
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
In the near term, we expect engineering costs to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, lighting, security and other technologies, including costs related to the acquisitions throughout the year.
Sales, general and administrative costs:

	Years Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	Change	Change
	(Dollars in millions)
Sales, general and administrative costs
Sales, general and administrative costs	$83.3	$62.3	$67.3	33.8%	(7.5)%
Stock-based compensation	11.8	8.3	7.5	42.6%	10.7%
Total sales, general and administrative costs	$95.1	$70.6	$74.8	34.9%	(5.6)%
Sales, general and administrative expenses include expenses and costs associated with trade shows, public relations, advertising, litigation, general legal, insurance and other sales, marketing and administrative efforts. Litigation expenses have historically been a significant portion of our sales, general and administrative expenses. Consistent with our business model, our licensing, sales and marketing activities aim to develop or strengthen relationships with potential new and current customers. In addition, we work with current customers through marketing, sales and technical efforts to drive adoption of their products that use our innovations and solutions, by system companies. Due to the long business development cycles we face and the semi-fixed nature of sales, general and administrative expenses in a given period, these expenses generally do not correlate to the level of revenue in that period or in recent or future periods.
For the year ended December 31, 2016 as compared to 2015, total sales, general and administrative costs increased 34.9% primarily due to the business acquisitions during 2016. This includes increased headcount related expenses of $6.1 million, increased amortization costs of $5.0 million, various acquisition related costs of $3.1 million, increased stock-based compensation expense of $3.5 million, increased consulting costs of $2.8 million, increased facilities costs of $1.4 million and increased travel costs of $1.3 million.
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
In the future, sales, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative costs to be higher due to the acquisitions throughout the year.
Restructuring charges:

	Years Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	Change	Change
	(Dollars in millions)
Restructuring charges	$—	$3.6	$0.0	(100.0)%	NM*
______________________________________

*	NM — percentage is not meaningful
During 2016, we did not initiate any restructuring programs.
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
Refer to Note 15, “Restructuring Charges,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

Impairment of in-process research and development intangible asset:

	Years Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	Change	Change
	(Dollars in millions)
Impairment of in-process research and development intangible asset	$18.3	$—	$—	100.0%	0.0%
During the fourth quarter of 2016, we recorded a charge of $18.3 million related the impairment of in-process research and development intangible asset acquired in the acquisition of Snowbush IP. The impairment of this intangible asset resulted from a delay in the market served by this initiative. This delay will not impact the short-term revenue expectations but will impact our revenue expectations several years into the future. This impairment was partially offset by a $6.8 million reduction of acquisition purchased consideration related to this product line.
During 2015 and 2014, we did not record a charge for the impairment of any intangible assets or goodwill.
Refer to Note 5 “Intangible Assets and Goodwill,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Change in contingent consideration liability:

	Years Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	Change	Change
	(Dollars in millions)
Change in contingent consideration liability	$(6.8)	$—	$—	100.0%	0.0%
During the fourth quarter of 2016, we recorded a reduction in our contingent consideration liability of $6.8 million resulting in a gain in our Consolidated Statements of Operations of this Form 10-K. See the “Impairment of in-process research and development intangible asset” section discussed above for further details.
Gain from sale of intellectual property:

	Years Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	Change	Change
	(Dollars in millions)
Gain from sale of intellectual property	$—	$3.7	$3.5	(100.0)%	4.4%
During 2016, we did not sell any of our patent assets.
During 2013, we sold portfolios of our patent assets covering lighting technologies. As part of these transactions, we received an initial upfront payment and expect to receive subsequent payments when the purchaser of the patents is successful in licensing that portfolio. During 2015 and 2014, we received $3.7 million and $3.4 million, respectively, from the purchaser of the patents related to this transaction which was recorded as gain from sale of intellectual property. During 2016, we did not receive any payment from the purchaser of the patents related to this transaction.
During 2014, we sold portfolios of our patent assets covering wireless and other technologies.

Gain from settlement:

	Years Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	Change	Change
	(Dollars in millions)
Gain from settlement	$0.6	$2.0	$2.0	(71.6)%	0.0%
The settlements with SK hynix and Micron are multiple element arrangements for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with SK hynix and the settlement with Micron which included a third party valuation using an income approach (the “SK hynix Fair Value” and "Micron Fair Value", respectively). The total gain from settlement related to the settlements with SK hynix and Micron was $1.9 million and $3.3 million, respectively. As of the end of the second quarter of 2016, the total gain from settlement related to the settlements with SK hynix and Micron has been fully recognized. During the years ended December 31, 2016, 2015 and 2014, we recognized $0.6 million, $2.0 million and

$2.0 million as gain from settlement, which represents the portion of the SK hynix Fair Value and Micron Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlements. Refer to Note 18, “Agreements with SK hynix and Micron,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Interest and other income (expense), net:

	Years Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	Change	Change
	(Dollars in millions)
Interest income and other income (expense), net	$1.7	$1.2	$(0.3)	42.2%	NM*
Interest expense	(12.7)	(12.4)	(24.8)	2.7%	(50.0)%
Interest and other income (expense), net	$(11.0)	$(11.2)	$(25.1)	(1.6)%	(55.4)%
______________________________________

*	NM — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies. Additionally, in 2014, during our review of the remaining fair value of our $0.6 million investment in the non-marketable equity security of a private company, based on the information provided by the private company, we determined that there was a decrease in the security's fair value. The fair value of the non-marketable equity security was determined based on an income approach, using level 3 fair value inputs, as it was deemed to be the most indicative of the security's fair value. Accordingly, we recorded an impairment charge for the entire remaining amount of $0.6 million related to our investment in the non-marketable equity security in 2014.
Interest expense consists of interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities and non-cash interest expense related to the amortization of the debt discount and issuance costs on the 5% convertible senior notes due 2014 (the “2014 Notes”) and the 1.125% convertible senior notes due 2018 (the “2018 Notes”), as well as the coupon interest related to these notes. Interest expense increased in 2016 as compared to the same period in 2015 primarily due to the maturing of the 2018 Notes. Interest expense decreased in 2015 as compared to the same period in 2014 primarily due to the repayment of the 2014 Notes in the second quarter of 2014. For the years ended December 31, 2016, 2015, and 2014, we recognized $4.4 million, $4.5 million and $4.5 million, respectively, of interest expense in connection with the imputed financing obligations in our statements of operations. We expect our non-cash interest expense to increase steadily as the notes reach maturity. See Note 10, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
Provision for (benefit from) income taxes:

	Years Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014	Change	Change
	(Dollars in millions)
Provision for (benefit from) income taxes	$15.8	$(151.2)	$24.0	NM*	NM*
Effective tax rate	69.9%	(251.0)%	47.9%
______________________________________

*	NM — percentage is not meaningful
Our effective tax rate for the year ended December 31, 2016 was different from the U.S. statutory tax rate primarily due to income tax expense recognized from exercises and expiration of out-of-the-money fully vested shares from our equity incentive plans. Our effective tax rates for the year ended December 31, 2015 was different from the U.S. statutory tax primarily due to the release of the valuation allowance on our U.S. federal and state deferred tax assets, offset by federal, state, and foreign taxes. Our effective tax rates for the years ended December 31, 2014 were different from the U.S. statutory tax rate primarily due to the valuation allowance on our U.S. deferred tax assets and foreign withholding and income taxes.

We recorded a provision for income taxes of $15.8 million for the year ended December 31, 2016, which was primarily comprised of withholding taxes, other foreign taxes and current state taxes. For the year ended December 31, 2016, we paid withholding taxes of $22.0 million. We recorded a benefit from income taxes of $151.2 million for the year ended December 31, 2015, which was primarily comprised of tax benefit from the release of the valuation allowance on U.S. deferred taxes offset by federal state and foreign taxes. For the year ended December 31, 2015, we paid withholding taxes of $20.4 million.

We recorded a provision for income taxes of $24.0 million for the year ended December 31, 2014, which was primarily comprised of withholding taxes, other foreign taxes and current state taxes. For the year ended December 31, 2014, we paid withholding taxes of $19.4 million.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. During the third quarter of 2015, we evaluated the realizability of our net deferred tax assets based on all available evidence, both positive and negative, and determined that it was appropriate to release the valuation allowance for our U.S. federal and other state deferred tax assets, in accordance with FASB ASC 740-10-30-16 to 25.
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
Liquidity and Capital Resources

	December 31, 2016	December 31, 2015
	(In millions)
Cash and cash equivalents	$135.3	$143.8
Marketable securities	36.9	143.9
Total cash, cash equivalents, and marketable securities	$172.2	$287.7

	Years Ended December 31,
	2016	2015	2014
	(In millions)
Net cash provided by operating activities	$92.5	$76.4	$76.5
Net cash provided by (used in) investing activities	$(105.2)	$1.1	$(97.9)
Net cash provided by (used in) financing activities	$5.8	$(87.8)	$(163.0)
Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents are in the United States. Our cash needs for the year ended December 31, 2016 were funded primarily from cash collected from our customers.
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

As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth, including the acquisitions of SCS, the assets of the Snowbush IP group and the Memory Interconnect Business.

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

As of December 31, 2016, there remained an outstanding authorization to repurchase approximately 11.5 million shares of our outstanding common stock under the current share repurchase program. See “Share Repurchase Program” below.
Operating Activities
Cash provided by operating activities of $92.5 million for the year ended December 31, 2016 was primarily attributable to the cash generated from customer licensing, software license and related implementation, support and maintenance fees, product sales and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2016 primarily included a decrease in accrued salaries and benefits and other liabilities mainly due to the payout of the Corporate Incentive Plan and increases in deferred revenue and inventory.
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
Investing Activities
Cash used in investing activities of $105.2 million for the year ended December 31, 2016 primarily consisted of cash paid for the acquisition of SCS of $92.6 million, net of cash acquired of $12.1 million, cash paid for the acquisition of the Memory Interconnect Business of $90.0 million, cash paid for the acquisition of the assets of the Snowbush IP group assets of $32.0 million, cash paid for purchases of available-for-sale marketable securities of $54.9 million, $8.6 million paid to acquire property, plant and equipment, offset by proceeds from the maturities and sales of available-for-sale marketable securities of $110.1 million and $50.5 million, respectively.
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
Financing Activities
Cash provided by financing activities was $5.8 million for the year ended December 31, 2016. We received proceeds of $15.4 million from the issuance of common stock under equity incentive plans, offset by the payment of the additional purchase consideration from the SCS acquisition of $10.2 million and $0.6 million in principal payments made against the lease financing obligation.
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
On March 8, 2010, we entered into a lease agreement for approximately 25,000 square feet of office and manufacturing areas, located in Brecksville, Ohio. The office space is used for RLD’s engineering activities while the manufacturing space is used for the manufacturer of prototypes. This lease was amended on September 29, 2011 to expand the facility to approximately 51,000 total square feet and the amended lease will expire on July 31, 2019. We have an option to extend the lease for a period of 60 months.
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
Monthly lease payments on the facility are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate was determined in accordance with the requirements of sale leaseback accounting. For the years ended December 31, 2016, 2015 and 2014, we recognized in our Consolidated Statements of Operations $4.4 million, $4.5 million and $4.5 million, respectively, of interest expense in connection with the imputed financing obligation on these facilities. At December 31, 2016 and 2015, the imputed financing obligation balance in connection with these facilities was $38.9 million and $39.3 million, respectively, which was primarily classified under long-term imputed financing obligation.
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
On August 16, 2013, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $138.0 million aggregate principal amount of the 2018 Notes. The aggregate principal amount of the 2018 Notes as of December 31, 2016 and 2015 was $138.0 million, offset by unamortized debt discount of and unamortized debt issuance costs of $10.9 million and $0.9 million, respectively, and $17.1 million and $1.5 million, respectively, on the accompanying consolidated balance sheets. The unamortized discount related to the 2018 Notes is being amortized to interest expense using the effective interest method over the remaining 20 months until maturity of the 2018 Notes on August 15, 2018. See Note 10, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.

As of December 31, 2016, our material contractual obligations are as follows (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$22,220	$6,302	$6,447	$6,602	$2,869	$—	$—
Leases and other contractual obligations	10,837	5,649	2,606	1,432	603	543	4
Software licenses (3)	24,255	10,497	10,226	3,532	—	—	—
Convertible notes	138,000	—	138,000	—	—	—	—
Interest payments related to convertible notes	3,105	1,553	1,552	—	—	—	—
Total	$198,417	$24,001	$158,831	$11,566	$3,472	$543	$4
______________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $21.9 million including $19.7 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable, as of December 31, 2016. As noted in Note 16, “Income Taxes,” of Notes to Consolidated Financial Statements of this Form 10-K, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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
Share Repurchase Program
During the year ended December 31, 2016, we repurchased and retired 0.7 million shares of our common stock under our share repurchase program.
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

As of December 31, 2016, there remained an outstanding authorization to repurchase approximately 11.5 million shares of our outstanding common stock under the current share repurchase program.

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
For arrangements that involve the delivery of more than one element, each license, service or product is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has “stand-alone value” to the customer. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. We determine the relative selling price for a deliverable based on its best estimate of selling price (“BESP”). Except for some revenue associated to the acquisition of Bell Identification Ltd., we have determined that vendor-specific objective evidence of selling price for each deliverable is not available as it lacks a consistent number of standalone sales and third-party evidence is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. We determined BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include discounting practices, the size and volume of transactions, the customer demographic, the geographic area where services are sold, price lists, go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by our management, taking into consideration the go-to-market strategy. As the go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices. In most cases, the relative values of the undelivered components are not material to the overall arrangement and are typically delivered within twelve months after the core product has been delivered. In such agreements, selling price is determined for each component and any difference between the total of the separate BESP and total contract consideration (i.e. discount) is allocated pro-rata across each of the components in the arrangement.
During the first quarter of 2016, we acquired Smart Card Software Ltd., which included Bell Identification Ltd. and Ecebs Ltd., which transact mostly in software and hosted services (SaaS) arrangements, respectively. For software arrangements that include multiple elements, including software licenses, professional services and maintenance services, we allocate and defer revenue for the undelivered items (typically only the maintenance services) based on the fair value using vendor specific objective evidence (“VSOE”), and recognize the difference between the total arrangement fee and the amount deferred for the undelivered item(s) as revenue. VSOE of fair value of each maintenance element is based on the contractual stated renewal rate for that maintenance element. When VSOE of fair value does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. For hosted services arrangements, we recognize the arrangements over the service obligation period.
Our revenue consists of royalty revenue and contract and other revenue derived from MID, RSD and RLD operating segments. Royalty revenue consists of patent license and technology license royalties. Contract and other revenue consists of software license fees, engineering fees associated with integration of our technology solutions into our customers' related support and maintenance, as well as sale of products.
During 2013, we expanded our business strategy of monetizing our patent portfolio to include the sale of selected intellectual property. Our MID business continues to grow its patent portfolio and actively engages with various external parties to monetize the patent portfolio and explore new revenue opportunities. As the sales of such patents developed by our MID business unit under this expanded strategy represents a component of our ongoing major or central operations, we record the related proceeds as revenue. We will recognize the revenue when there is persuasive evidence of a sales arrangement, fees are fixed or determinable, delivery has occurred and collectibility is reasonably assured. These requirements are generally fulfilled upon closing of the patent sale transaction.
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
Contract and Other Revenue
We recognize revenue from the sale of products upon shipment of the product to our customers, net of accruals for estimated sales returns and allowances, which to date, have not been significant. However, some of our sales are made through distributors under arrangements that allow for price protection or rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return or price protection is deferred until the distributors sell the product to end customers. Sales to distributors are included in deferred revenue and we defer the related costs until sale to the end customers occurs. Price protection rights allow distributors the right to a credit in the event of declines in the price of our product that they hold prior to the sale to an end customer. In the event that we reduce the selling price of products held by distributors, deferred revenue related to distributors with price protection rights is reduced upon notification to the customer of the price change. Our sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products. We generally allow customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment.
For software arrangements that include multiple elements, including software licenses, professional services and maintenance services, we allocate and defer revenue for the undelivered items (typically only the maintenance services) based on the fair value using vendor specific objective evidence (“VSOE”), and recognize the difference between the total arrangement fee and the amount deferred for the undelivered item(s) as revenue. VSOE of fair value of each maintenance element is based on the contractual stated renewal rate for that maintenance element. When VSOE of fair value does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period.
For software arrangements, we use the percentage-of-completion method for contracts that involve the implementation of software solutions and that qualify for percentage-of-completion revenue accounting (e.g. software arrangements that contain a PCS element that has VSOE of fair value established and that have no refund rights that would allow a customer refunds of fees paid under the arrangement). Revenue is recognized based on man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract, not to exceed the billable project acceptances received, with deferral of corresponding contract costs, if applicable. Should a loss be anticipated on a contract, the full amount of the loss would be recorded when the loss is determinable. Maintenance and support revenue includes post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. We recognize revenue from maintenance arrangements ratably over the period in which the services are provided.

For development contracts related to licenses of our solutions that involve significant engineering and integration services, we use the proportional performance method. The measurement of progress to completion is based on actual man-months incurred during the reporting period, not to exceed the billable project acceptances received. Contract costs are recognized as incurred. Maintenance and support revenue includes minimal hours of post-implementation customer support that is recognized ratably over the support period.

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
As of December 31, 2016, the fair value of the MID reporting unit, with $66.6 million of goodwill, exceeded the carrying value of its net assets by approximately 299% and the fair value of the RSD reporting unit, with $138.2 million of goodwill, exceeded the carrying value of its net assets by approximately 89%. Key assumptions used to determine the fair value of the MID and RSD reporting units at December 31, 2016, were the revenue growth rates for the forecast period and terminal year, terminal growth rates and discount rates. Certain estimates used in the income approach involve information for new product lines with limited financial history and developing revenue models which increase the risk of differences between the projected and actual performance. The discount rate of 12% for MID and 16.5% for RSD is based on the reporting units’ overall risk profile relative to other guideline companies, market adoption of our technology, the reporting units’ respective industry as well as the visibility of future expected cash flows. The terminal growth rate applied to determine fair value for both reporting units was 3%, which was based on historical experience as well as anticipated economic conditions, industry data and long term outlook for the business. These assumptions are inherently uncertain.
Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in the fourth quarter of 2016 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or operating margin rates are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing or prior to that if any change constitutes a triggering event outside of the period when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. We believe that the assumptions and rates used in our impairment test are reasonable. However, they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts.
Intangible Assets
Intangible assets are comprised of existing technology, customer contracts and contractual relationships, and other definite-lived and indefinite-lived intangible assets. Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable definite-lived intangible assets are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from 1 to 10 years.
We amortize definite-lived assets over their estimated useful lives. We evaluate definite-lived and indefinite-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. Our estimates of future cash flows attributable to our assets require significant judgment based on our historical and anticipated results and are subject to many factors. Factors we consider important which could trigger an impairment review include significant negative industry or economic trends, significant loss of clients, and significant changes in the manner of our use of the acquired assets or the strategy for our overall business.
When we determine that the carrying value of the assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of our assets.
Acquired indefinite-lived intangible assets related to our in-process research and development ("IPR&D") are capitalized and subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, we make a separate determination of useful life of the acquired indefinite-lived intangible assets and the related amortization is recorded as an expense over the estimated useful life of the specific projects. Indefinite-lived intangible assets are subject to at least an annual assessment for impairment, applying a fair-value based test. Under the income approach, we measure fair value of the indefinite-lived intangible assets based on a projected cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our current business model. Our discounted cash flow projections are based on our annual financial forecasts developed internally by our management for use in managing our business. If the fair value of the indefinite-lived intangible assets exceeds its carrying value, the indefinite-lived intangible assets are not impaired and no further testing is required. If the implied fair value of the indefinite-lived intangible assets is less than the carrying value, the difference is recorded as an impairment loss.
Income Taxes
As part of preparing our consolidated financial statements, we are required to calculate the income tax expense or benefit which relates to the pretax income or loss for the period. In addition, we are required to assess the realization of the deferred tax asset or liability to be included on the consolidated balance sheet as of the reporting dates.
As of December 31, 2016, our consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $180.2 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments. As of December 31, 2016, we have a valuation allowance of $23.5 million resulting in net deferred tax assets of $156.7 million.
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of December 31, 2016, we had an investment portfolio of fixed income marketable securities of $121.2 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of December 31, 2016, the fair value of the portfolio would decline by approximately $0.1 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the Netherlands and the United Kingdom, design centers in Canada, India, Finland and France and small business development offices in Australia, Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of December 31, 2016, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on the criteria in Internal Control — Integrated Framework (2013) issued by the COSO.
The Company's management has excluded SCS and the Memory Interconnect Business from its assessment of internal control over financial reporting as of December 31, 2016, because they were acquired by the Company in purchase business combinations during 2016. Combined total assets and revenues of these acquisitions represent approximately 4% and 10%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.
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
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rambus Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Rambus Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Smart Card Software Limited (“SCS”) and the Memory Interconnect Business from its assessment of internal control over financial reporting as of December 31, 2016 because they were acquired by the Company in separate purchase business combinations during the fiscal year ended December 31, 2016. We have also excluded SCS and the Memory Interconnect Business from our audit of internal control over financial reporting. SCS and the Memory Interconnect Business are wholly owned subsidiaries, whose total assets and total revenues represent 4% and 10%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 17, 2017

RAMBUS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$135,294	$143,764
Marketable securities	36,888	143,942
Accounts receivable	21,099	16,408
Prepaids and other current assets	17,867	10,396
Inventories	5,633	1,080
Total current assets	216,781	315,590
Intangible assets, net	132,388	64,266
Goodwill	204,794	116,899
Property, plant and equipment, net	58,442	56,616
Deferred tax assets	168,342	162,485
Other assets	2,749	2,165
Total assets	$783,496	$718,021
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,793	$4,096
Accrued salaries and benefits	14,177	12,278
Deferred revenue	16,932	5,780
Other current liabilities	10,399	6,212
Total current liabilities	51,301	28,366
Convertible notes, long-term	126,167	119,418
Long-term imputed financing obligation	38,029	38,625
Deferred tax liabilities	11,600	—
Other long-term liabilities	3,617	5,079
Total liabilities	230,714	191,488
Commitments and contingencies (Notes 11 and 17)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2016 and December 31, 2015	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 111,053,734 shares at December 31, 2016 and 109,287,591 shares at December 31, 2015	111	109
Additional paid in capital	1,181,230	1,130,368
Accumulated deficit	(615,051)	(604,317)
Accumulated other comprehensive income (loss)	(13,508)	373
Total stockholders’ equity	552,782	526,533
Total liabilities and stockholders’ equity	$783,496	$718,021
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Revenue:
Royalties	$264,614	$262,415	$271,521
Contract and other revenue	71,983	33,863	25,037
Total revenue	336,597	296,278	296,558
Operating costs and expenses:
Cost of revenue*	67,090	45,344	41,947
Research and development*	129,844	111,110	110,025
Sales, general and administrative*	95,145	70,554	74,770
Restructuring charges	—	3,576	39
Impairment of in-process research and development intangible asset	18,300	—	—
Change in contingent consideration liability	(6,845)	—	—
Gain from sale of intellectual property	—	(3,686)	(3,529)
Gain from settlement	(579)	(2,040)	(2,040)
Total operating costs and expenses	302,955	224,858	221,212
Operating income	33,642	71,420	75,346
Interest income and other income (expense), net	1,740	1,224	(276)
Interest expense	(12,745)	(12,413)	(24,820)
Interest and other income (expense), net	(11,005)	(11,189)	(25,096)
Income before income taxes	22,637	60,231	50,250
Provision for (benefit from) income taxes	15,817	(151,157)	24,049
Net income	$6,820	$211,388	$26,201
Net income per share:
Basic	$0.06	$1.84	$0.23
Diluted	$0.06	$1.80	$0.22
Weighted average shares used in per share calculations:
Basic	110,162	114,814	114,318
Diluted	113,140	117,484	117,624
______________________________________

* Includes stock-based compensation:
Cost of revenue	$56	$63	$44
Research and development	$9,165	$6,762	$7,216
Sales, general and administrative	$11,792	$8,271	$7,470
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$6,820	$211,388	$26,201
Other comprehensive income (loss):
Foreign currency translation adjustment	(13,485)	9	—
Unrealized gain (loss) on marketable securities, net of tax	(396)	766	(97)
Total comprehensive income (loss)	$(7,061)	$212,163	$26,104
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Shares	Amount				Total
	(In thousands)
Balances at December 31, 2013	113,459	$113	$1,128,148	$(787,727)	$(305)	$340,229
Net income	—	—	—	26,201	—	26,201
Unrealized loss on marketable securities, net of tax	—	—	—	—	(97)	(97)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,703	2	10,557	—	—	10,559
Stock-based compensation	—	—	14,730	—	—	14,730
Balances at December 31, 2014	115,162	115	1,153,435	(761,526)	(402)	391,622
Net income	—	—	—	211,388	—	211,388
Foreign currency translation adjustment	—	—	—	—	9	9
Unrealized gain on marketable securities, net of tax	—	—	—	—	766	766
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,938	2	13,075	—	—	13,077
Repurchase and retirement of common stock under repurchase plan, including prepayment under accelerated share repurchase program	(7,812)	(8)	(45,926)	(54,179)	—	(100,113)
Stock-based compensation	—	—	15,096	—	—	15,096
Tax shortfall from stock option forfeitures	—	—	(5,312)	—	—	(5,312)
Balances at December 31, 2015	109,288	109	1,130,368	(604,317)	373	526,533
Net income	—	—	—	6,820	—	6,820
Foreign currency translation adjustment	—	—	—	—	(13,485)	(13,485)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(396)	(396)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	2,502	3	12,294	—	—	12,297
Repurchase and retirement of common stock under repurchase plan	(736)	(1)	17,555	(17,554)	—	—
Stock-based compensation	—	—	21,013	—	—	21,013
Balances at December 31, 2016	111,054	$111	$1,181,230	$(615,051)	$(13,508)	$552,782
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$6,820	$211,388	$26,201
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	21,013	15,096	14,730
Depreciation	12,965	12,379	13,625
Amortization of intangible assets	37,138	25,074	26,618
Non-cash interest expense and amortization of convertible debt issuance costs	6,749	6,372	14,763
Impairment of in-process research and development intangible asset	18,300	—	—
Change in contingent consideration liability	(6,845)	—	—
Impairment of investment in non-marketable equity security	—	—	600
Deferred tax (benefit) provision	(7,116)	(172,706)	2,310
Excess tax benefits from stock-based compensation	(1,196)	(747)	(481)
Non-cash restructuring	—	583	—
Gain from sale of intellectual property and property, plant and equipment, net	—	(3,670)	(3,529)
Effect of exchange rate on assumed cash liability from acquisition	(1,558)	—	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,797	(10,407)	(3,750)
Prepaids and other assets	(6,205)	(1,042)	476
Inventories	1,748	(3,412)	(2,907)
Accounts payable	2,373	(2,621)	2,006
Accrued salaries and benefits and other accrued liabilities	(4,758)	(2,952)	(17,862)
Deferred revenue	7,313	3,107	3,667
Net cash provided by operating activities	92,538	76,442	76,467
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,556)	(6,132)	(7,204)
Purchases of marketable securities	(54,869)	(157,811)	(240,281)
Maturities of marketable securities	110,081	112,721	118,735
Proceeds from sale of marketable securities	50,546	48,380	24,986
Proceeds from sale of intellectual property and property, plant and equipment, net	113	3,933	5,859
Acquisition of businesses, net of cash acquired	(202,523)	—	—
Net cash provided by (used in) investing activities	(105,208)	1,091	(97,905)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	15,436	13,783	11,079
Payments under installment payment arrangement	—	(1,717)	(1,773)
Principal payments against financing lease obligation	(661)	(478)	(322)
Payment of additional purchase consideration from acquisition	(10,206)	—	—
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	—	(100,113)	—
Excess tax benefits from stock-based compensation	1,196	747	481
Repayment of senior convertible notes	—	—	(172,500)
Net cash provided by (used in) financing activities	5,765	(87,778)	(163,035)
Effect of exchange rate changes on cash and cash equivalents	(1,565)	(117)	(97)
Net decrease in cash and cash equivalents	(8,470)	(10,362)	(184,570)
Cash and cash equivalents at beginning of year	143,764	154,126	338,696
Cash and cash equivalents at end of year	$135,294	$143,764	$154,126

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,553	$1,553	$5,861
Income taxes, net of refunds	$26,787	$21,679	$20,691
Non-cash investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$576	$240	$548
Re-measurement of investment upon initial public offering	$—	$1,264	$—
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
While the Company has historically focused its efforts on the development of technologies for memory, SerDes and other chip interfaces, the Company has expanded its portfolio of inventions and solutions to address chip and system security, mobile payments and smart ticketing. The Company intends to continue its growth into new technology fields, consistent with its mission to create value through its innovations and to make those technologies available through the shipment of products, the provision of services, as well as the Company's licensing business models. Key to its efforts continues to be hiring and retaining world-class inventors, scientists and engineers to lead the development and deployment of inventions and technology solutions for its fields of focus.
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
Reclassifications
Certain prior year balances were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income or cash flows for any of the periods presented. Refer to Note 9 "Balance Sheet Details" and Note 10 "Convertible Notes" for details.
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
For arrangements that involve the delivery of more than one element, each license, service or product is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is based on whether the deliverable has “stand-alone value” to the customer. The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. Rambus determines the relative selling price for a deliverable based on its best estimate of selling price (“BESP”). Except for some revenue associated to the acquisition of Bell Identification Ltd., Rambus has determined that vendor-specific objective evidence of selling price for each deliverable is not available as it lacks a consistent number of standalone sales and third-party evidence is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. Rambus determined BESP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include discounting practices, the size and volume of transactions, the customer demographic, the geographic area where services are sold, price lists, go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by management, taking into consideration the go-to-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

market strategy. As the go-to-market strategies evolve, Rambus may modify its pricing practices in the future, which could result in changes in relative selling prices. In most cases, the relative values of the undelivered components are not material to the overall arrangement and are typically delivered within twelve months after the core product has been delivered. In such agreements, selling price is determined for each component and any difference between the total of the separate BESP and total contract consideration (i.e. discount) is allocated pro-rata across each of the components in the arrangement.
During the first quarter of 2016, the Company acquired Smart Card Software Ltd., which included Bell Identification Ltd. and Ecebs Ltd. which transact mostly in software and hosted services (SaaS) arrangements, respectively. For software arrangements that include multiple elements, including software licenses, professional services and maintenance services, Rambus allocates and defers revenue for the undelivered items (typically only the maintenance services) based on the fair value using vendor specific objective evidence (“VSOE”), and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered item(s) as revenue. VSOE of fair value of each maintenance element is based on the contractual stated renewal rate for that maintenance element. When VSOE of fair value does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. For hosted services arrangements, Rambus recognizes the arrangements over the service obligation period.
During 2016, the Company renamed its Cryptography Research Division ("CRD") organization to the Rambus Security Division ("RSD") and its Lighting and Display Technologies Division ("LDT") organization to Rambus Lighting Division ("RLD"). Rambus’ revenue consists of royalty revenue and contract and other revenue derived from Memory and Interface Division ("MID"), RSD and RLD operating segments. Royalty revenue consists of patent license and technology license royalties. Contract and other revenue consists of software license fees, engineering fees associated with integration of Rambus’ technology solutions into its customers’ related support and maintenance, as well as sale of products.
During 2013, the Company expanded its business strategy of monetizing its patent portfolio to include the sale of selected intellectual property. The Company's MID business continues to grow its patent portfolio and actively engages with various external parties to monetize the patent portfolio and explore new revenue opportunities. As the sales of such patents developed by the MID business unit under this expanded strategy represents a component of the Company's ongoing major or central operations, the Company records the related proceeds as revenue. The Company will recognize the revenue when there is persuasive evidence of a sales arrangement, fees are fixed or determinable, delivery has occurred and collectibility is reasonably assured. These requirements are generally fulfilled upon closing of the patent sale transaction.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Contract and Other Revenue
Product revenue is recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances, which to date, have not been significant. However, some of the Company’s sales are made through distributors under arrangements that allow for price protection or rights of return on product unsold by the distributors. Product revenue on sales made through distributors with rights of return or price protection is deferred until the distributors sell the product to end customers. Sales to distributors are included in deferred revenue and the Company defers the related costs until sale to the end customers occurs. Price protection rights allow distributors the right to a credit in the event of declines in the price of the Company’s product that they hold prior to the sale to an end customer. In the event that the Company reduces the selling price of products held by distributors, deferred revenue related to distributors with price protection rights is reduced upon notification to the customer of the price change. The Company’s sales to direct customers are made primarily pursuant to standard purchase orders for delivery of products. The Company generally allows customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment.
For software arrangements that include multiple elements, including software licenses, professional services and maintenance services, Rambus allocates and defers revenue for the undelivered items (typically only the maintenance services) based on the fair value using vendor specific objective evidence (“VSOE”), and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered item(s) as revenue. VSOE of fair value of each maintenance element is based on the contractual stated renewal rate for that maintenance element. When VSOE of fair value does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period.
For software arrangements, the Company uses the percentage-of-completion method for contracts that involve the implementation of software solutions and that qualify for percentage-of-completion revenue accounting (e.g. software arrangements that contain a PCS element that has VSOE of fair value established and that have no refund rights that would allow a customer refunds of fees paid under the arrangement). Revenue is recognized based on man-days incurred during the reporting period as compared to the estimated total man- days necessary for each contract, not to exceed the billable project acceptances received, with deferral of corresponding contract costs, if applicable. Should a loss be anticipated on a contract, the full amount of the loss would be recorded when the loss is determinable. Maintenance and support revenue includes post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. The Company recognizes revenue from maintenance arrangements ratably over the period in which the services are provided.

For development contracts related to licenses of its solutions that involve significant engineering and integration services, the Company uses the proportional performance method. The measurement of progress to completion is based on actual man-months incurred during the reporting period, not to exceed the billable project acceptances received. Contract costs are recognized as incurred. Maintenance and support revenue includes minimal hours of post-implementation customer support that is recognized ratably over the support period.

Cost of Revenue

Cost of revenue includes cost of professional services, materials, including cost of wafers processed by third-party foundries, cost associated with packaging and assembly, test and shipping, cost of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance, warranty cost, amortization of developed technology, amortization of step-up values of inventory, write down of inventories, amortization of production mask costs, overhead and an allocated portion of occupancy costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company performed its annual goodwill impairment analysis as of December 31, 2016 and determined that the fair value of the reporting units with goodwill exceeded their carrying values.
Intangible Assets
Intangible assets are comprised of existing technology, customer contracts and contractual relationships, and other definite-lived and indefinite-lived intangible assets. Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable definite-lived intangible assets are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from 1 to 10 years.
Acquired indefinite-lived intangible assets related to the Company's in-process research and development ("IPR&D") are capitalized and subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company makes a separate determination of the useful life of the acquired indefinite-lived intangible assets and the related amortization is recorded as an expense over the estimated useful life of the specific projects. Indefinite-lived intangible assets are subject to at least an annual assessment for impairment, applying a fair-value based test. Under the income approach, the Company measures fair value of the indefinite-lived intangible assets based on a projected cash flow method using a discount rate determined by its management which is commensurate with the risk inherent in its current business model. The Company’s discounted cash flow projections are based on its annual financial forecasts developed internally by management for use in managing its business. If the fair value of the indefinite-lived intangible assets exceeds its carrying value, the indefinite-lived intangible assets are not impaired and no further testing is required. If the implied fair value of the indefinite-lived intangible assets is less than the carrying value, the difference is recorded as an impairment loss.
Inventories
Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories are reduced for write downs based on periodic reviews for evidence of slow-moving or obsolete parts. The write-down is based on comparison between inventory on hand and estimated future sales for each specific product. Once written down, inventory write downs are not reversed until the inventory is sold or scrapped. Inventory write downs are also established when conditions indicate that the net realizable value is less than cost due to physical deterioration, obsolescence, changes in price level or other causes.
Property, Plant and Equipment
Property, plant and equipment include computer equipment, computer software, machinery, leasehold improvements, furniture and fixtures and buildings. Computer equipment, computer software, machinery, and furniture and fixtures are stated at cost and generally depreciated on a straight-line basis over an estimated useful life of 3, 3 to 5, 2 or 7, and 3 years, respectively. The Company undertook a series of structural improvements to ready the Sunnyvale and Brecksville facilities for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its use. The Company concluded that its requirement to fund construction costs and responsibility for cost overruns resulted in the Company being considered the owner of the buildings during the construction period for accounting purposes. Upon completion of construction, the Company concluded that it retained sufficient continuing involvement to preclude de-recognition of the buildings under the Financial Accounting Standards Board ("FASB") authoritative guidance applicable to sale leaseback for real estate. As such, the Company continues to account for the buildings as owned real estate and to record an imputed financing obligation for its obligation to the legal owners. The buildings will be depreciated on a straight-line basis over an estimated useful life of approximately 39 years. See Note 9, “Balance Sheet Details,” and Note 11, “Commitments and Contingencies,” for additional details. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the initial terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in the results from operations.
Definite-Lived and Indefinite-Lived Asset Impairment
The Company evaluates definite-lived and indefinite-lived assets (including property, plant and equipment and intangible assets) for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset group and its eventual disposition. The Company’s estimates of future cash flows attributable to its asset groups require significant judgment based on its historical and anticipated results and are subject to many factors. Factors that the Company considers important which could trigger an impairment review include significant negative industry or economic trends, significant loss of clients, and significant changes in the manner of its use of the acquired assets or the strategy for its overall business.
When the Company determines that the carrying value of the asset groups may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by the Company to be commensurate with the risk inherent in the Company’s current business model. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. The impairment charge is recorded to reduce the pre-impairment carrying amount of the assets based on the relative carrying amount of those assets, though not to reduce the carrying amount of an asset below its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of the assets. During 2016, the Company recognized an impairment of its IPR&D intangible asset of $18.3 million. See Note 5, "Intangible Assets and Goodwill" for further details. During 2015, the Company did not recognize any impairment of its definite-lived and indefinite-lived assets.
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
The Company determines compensation expense associated with restricted stock units based on the fair value of its common stock on the date of grant. The Company determines compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes Merton valuation model. The Company generally recognizes compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2016, 2015 and 2014 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

actual option forfeitures. The Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credits, through the consolidated statement of operations as part of the tax effect of stock-based compensation.

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
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities as of December 31, 2016 and 2015. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. The fair value of the Company's convertible notes fluctuates with interest rates and with the market price of the stock, but does not affect the carrying value of the debt on the balance sheet.
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
Comprehensive Income (Loss)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Credit Concentration
As of December 31, 2016 and 2015, the Company’s cash, cash equivalents and marketable securities were invested with various financial institutions in the form of corporate notes, bonds and commercial paper, money market funds, U.S. Treasuries, U.S. Government Agencies, and municipal bonds and notes. The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high credit issuers and, by investment policy, attempts to limit the amount of credit exposure to any one issuer. As stated in the Company’s investment policy, it will ensure the safety and preservation of the Company’s invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk from these assets.
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
Foreign Currency Translation and Remeasurement
The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated Other Comprehensive Gain (Loss) in the consolidated statements of stockholders’ equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates. Additionally, foreign currency transaction gains and losses are included in interest income and other (income) expense, net, in the consolidated statements of operations and were not material in the periods presented.
Business Combinations
The Company accounts for acquisitions of business using the purchase method of accounting, which requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date including the Company’s estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies where applicable. Although, the Company believes the assumptions and estimates made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets the Company acquired include future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop IPR&D into commercially viable products and estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Litigation
Rambus may be involved in certain legal proceedings. Based upon consultation with outside counsel handling its defense in these matters and an analysis of potential results, if Rambus believes that a loss arising from such matters is probable and can be reasonably estimated, Rambus records the estimated liability in its consolidated financial statements. If only a range of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
3. Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The amendment seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15 which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and is applied retrospectively. Early adoption is permitted including adoption in an interim period. The Company is currently evaluating the impact that this guidance will have on its financial condition and results of operations.
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
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The Company will adopt this ASU on its effective date of January 1, 2017. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases." This ASU requires lessees to recognize right-of-use assets and liabilities for operating leases, initially measured at the present value of the lease payments, on the balance sheet. In addition, it requires lessees to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This ASU will become effective for the Company in the first quarter of fiscal year 2019, and requires adoption using a modified retrospective approach. The Company is evaluating the impact of adopting this new accounting standard update on its consolidated financial statements and related disclosures and anticipates this new guidance will materially impact the Company’s financial statements given the Company has a significant number of operating leases.
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)," which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company will adopt this ASU on its effective date of January 1, 2017. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
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

Early adoption is permitted. The Company adopted this ASU in the first quarter of 2016 on a retrospective basis. Refer to Note 10, "Convertible Notes" for further details.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. The core principle of the new guidance is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The new guidance also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and improve guidance for multiple element arrangements. Subsequently, the FASB has issued the following standards related to ASU No. 2014-09: ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company must adopt ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the "new revenue standards").
The new revenue standards may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (the modified retrospective method). The new revenue standards become effective for the Company on January 1, 2018. The Company currently anticipates adopting the new revenue standards using the full retrospective method. While the Company is still in the process of completing its analysis on the impact this guidance will have on its consolidated financial statements and related disclosures, the Company expects the impact to be material.
4. Earnings Per Share
The following table sets forth the computation of basic and diluted income per share:

	For the Years Ended December 31,
	2016	2015	2014
Net income per share:
Numerator:
Net income	$6,820	$211,388	$26,201
Denominator:
Weighted-average common shares outstanding - basic	110,162	114,814	114,318
Effect of potential dilutive common shares	2,978	2,670	3,306
Weighted-average common shares outstanding - diluted	113,140	117,484	117,624
Basic net income per share	$0.06	$1.84	$0.23
Diluted net income per share	$0.06	$1.80	$0.22
For the years ended December 31, 2016, 2015 and 2014, options to purchase approximately 2.2 million, 2.5 million and 5.6 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. These shares do not include the Company’s 5% convertible senior notes due 2014 (the "2014 Notes") and 1.125% convertible senior notes due 2018 (the "2018 Notes"). The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $19.31 and $12.07, respectively, per share is payable in cash, shares of the Company’s common stock or a combination of both. Refer to Note 10, "Convertible Notes” for more details.
5. Intangible Assets and Goodwill
In the fourth quarter of 2016 and 2015, the Company performed its annual goodwill impairment analysis for the MID and RSD reporting units, which are the only reporting units with goodwill. The Company estimated the fair value of the reporting units using the income approach which was determined using Level 3 fair value inputs. The utilization of the income approach to determine fair value requires estimates of future operating results and cash flows discounted using an estimated discount rate. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016, the fair value of the MID reporting unit, with $66.6 million of goodwill, exceeded the carrying value of its net assets by approximately 299% and the fair value of the RSD reporting unit, with $138.2 million of goodwill, exceeded the carrying value of its net assets by approximately 89%. Key assumptions used to determine the fair value of the MID and RSD reporting units at December 31, 2016, were the revenue growth rates for the forecast period and terminal year, terminal growth rates and discount rates. Certain estimates used in the income approach involve information for new product lines with limited financial history and developing revenue models which increase the risk of differences between the projected and actual performance. The discount rate of 12% for MID and 16.5% for RSD is based on the reporting units’ overall risk profile relative to other guideline companies, market adoption of the Company's technology, the reporting units’ respective industry as well as the visibility of future expected cash flows. The terminal growth rate applied to determine fair value for both reporting units was 3%, which was based on historical experience as well as anticipated economic conditions, industry data and long term outlook for the business. These assumptions are inherently uncertain.
As of December 31, 2015, the fair value of the MID reporting unit, with $19.9 million of goodwill, exceeded the carrying value of its net assets by approximately 226% and the fair value of the RSD reporting unit, with $97.0 million of goodwill, exceeded the carrying value of its net assets by approximately 45%. Key assumptions used to determine the fair value of the MID and RSD reporting units at December 31, 2015, were the revenue growth rates for the forecast period and terminal year, terminal growth rates and discount rates. Certain estimates used in the income approach involve information for new product lines with limited financial history and developing revenue models which increase the risk of differences between the projected and actual performance. The discount rate of 13% for MID and 20% for RSD is based on the reporting units’ overall risk profile relative to other guideline companies, market adoption of the Company's technology, the reporting units’ respective industry as well as the visibility of future expected cash flows. The terminal growth rate applied to determine fair value for both reporting units was 3%, which was based on historical experience as well as anticipated economic conditions, industry data and long term outlook for the business. These assumptions are inherently uncertain.
It is reasonably possible that the businesses could perform significantly below the Company's expectations or a deterioration of market and economic conditions could occur. This would adversely impact the Company's ability to meet its projected results, which could cause the goodwill in any of its reporting units or intangible assets in any of its asset groups to become impaired. Significant differences between these estimates and actual cash flows could materially affect the Company's future financial results. If the reporting units are not successful in commercializing new business arrangements, if the businesses are unsuccessful in signing new license agreements or renewing its existing license agreements, or if the Company is unsuccessful in managing its costs, the revenue and income for these reporting units could adversely and materially deviate from their historical trends and could cause goodwill or intangible assets to become impaired. If the Company determines that its goodwill or intangible assets are impaired, it would be required to record a non-cash charge that could have a material adverse effect on its results of operations and financial position.
Goodwill
The following tables present goodwill information for each of the reportable segments for the years ended December 31, 2016 and December 31, 2015:

Reportable Segment:	December 31, 2015	Addition to Goodwill (1)	Impairment Charge of Goodwill	Effect of Exchange Rates (2)	December 31, 2016
	(In thousands)
MID	$19,905	$46,738	$—	—	$66,643
RSD	96,994	46,903	—	(5,746)	138,151
Total	$116,899	$93,641	$—	(5,746)	$204,794
(1) The additions to goodwill are a result of the acquisitions of Smart Card Software Limited (“SCS”) during the first quarter of 2016, and Inphi's Memory Interconnect Business and the assets of the Snowbush IP group during the third quarter of 2016. See Note 19, “Acquisitions” for further details.

(2) Effect of exchange rates relates to foreign currency translation adjustments for the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2016
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$66,643	$—	$66,643
RSD	138,151	—	138,151
Other	21,770	(21,770)	—
Total	$226,564	$(21,770)	$204,794

Reportable Segment:	December 31, 2014	Addition to Goodwill	Impairment Charge of Goodwill	December 31, 2015

MID	$19,905	$—	$—	$19,905
RSD	96,994	—	—	96,994
Total	$116,899	$—	$—	$116,899

	As of December 31, 2015
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount

MID	$19,905	$—	$19,905
RSD	96,994	—	96,994
Other	21,770	(21,770)	—
Total	$138,669	$(21,770)	$116,899
Intangible Assets
The components of the Company’s intangible assets as of December 31, 2016 and December 31, 2015 were as follows:

		As of December 31, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology (1)	3 to 10 years	$256,656	$(156,577)	$100,079
Customer contracts and contractual relationships (1)	1 to 10 years	65,109	(37,900)	27,209
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development (2)	Not applicable	5,100	—	$5,100
Total intangible assets		$327,165	$(194,777)	$132,388
(1) Includes intangible assets from the acquisitions of SCS, Inphi's Memory Interconnect Business, and the assets of the Snowbush IP group. See Note 19, “Acquisitions” for further details.
(2) Includes intangible assets from the acquisitions of Inphi's Memory Interconnect Business and the assets of the Snowbush IP group. See Note 19, “Acquisitions” for further details. The in-process research and development assets are accounted for as indefinite-lived intangible assets until the underlying projects are completed or abandoned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		As of December 31, 2015
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$185,321	$(127,028)	$58,293
Customer contracts and contractual relationships	1 to 10 years	31,093	(25,120)	5,973
Non-compete agreements	3 years	300	(300)	—
Total intangible assets		$216,714	$(152,448)	$64,266
During the fourth quarter of 2016, the Company recorded a charge of $18.3 million related to the impairment of some of the in-process research and development intangible asset of the original $21.8 million acquired in the acquisition of the assets of the Snowbush IP group. The impairment of this intangible asset resulted from a delay in the market served by this initiative. This delay will not impact the short-term revenue expectations but will impact the Company's revenue expectations several years into the future.
Included in customer contracts and contractual relationships are favorable contracts which are acquired software and service agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduce the favorable contract intangible asset. During 2016 and 2015, the Company received $5.9 million and $0.1 million related to the favorable contracts, respectively. As of December 31, 2016 and 2015, the net balance of the favorable contract intangible assets was $3.6 million and zero, respectively. The estimated useful life is based on expected payment dates related to the favorable contracts.
The Company did not purchase any intangible assets in 2016 except for those intangible assets acquired in the acquisitions during the year. See Note 19, “Acquisitions” for further details. The Company did not purchase any intangible assets in 2015 and 2014.
During the years ended December 31, 2016 and 2015, the Company did not sell any intangible assets. During the year ended December 31, 2014, the Company sold portfolios of its intellectual property covering wireless and other technologies for $4.4 million and the related gain was recorded as gain from sale of intellectual property and revenue in the consolidated statements of operations.

Amortization expense for intangible assets for the years ended December 31, 2016, 2015, and 2014 was $37.1 million, $25.1 million, and $26.6 million, respectively. The estimated future amortization expense of intangible assets as of December 31, 2016 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2017	$44,391
2018	28,880
2019	19,144
2020	18,505
2021	12,241
Thereafter	9,227
$132,388

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Segments and Major Customers
Operating segments are based upon Rambus' internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker ("CODM") to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
During 2016, the Company renamed its Cryptography Research Division organization to the Rambus Security Division ("RSD") and its Lighting and Display Technologies Division ("LDT") to the Rambus Lighting Division (“RLD”). The Company determined its CODM to be the Chief Executive Officer and determined its operating segments to be: (1) Memory and Interface Division ("MID"), which focuses the design, development, manufacturing through partnerships and licensing of technology and solutions that is related to memory and interfaces; (2) RSD, which focuses on the design, development and licensing of technologies for chip and system security, anti-counterfeiting, smart ticketing and mobile payments; (3) ESD, which encompasses our long-term research and development efforts in the area of emerging technologies; and (4) RLD, which focuses on the design, development and licensing of technologies for lighting.
For the year ended December 31, 2016, MID and RSD were considered reportable segments as they met the quantitative thresholds for disclosure as reportable segments. The results of the remaining operating segments are shown under “Other”.
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
The tables below present reported segment operating income (loss) for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31, 2016
	MID	RSD	Other	Total
	(In thousands)
Revenues	$239,843	$76,175	$20,579	$336,597
Segment operating expenses	68,460	51,855	30,397	150,712
Segment operating income (loss)	$171,383	$24,320	$(9,818)	$185,885
Reconciling items				(152,243)
Operating income				$33,642
Interest and other income (expense), net				(11,005)
Income before income taxes				$22,637

	For the Year Ended December 31, 2015
	MID	RSD	Other	Total
	(In thousands)
Revenues	$221,968	$50,497	$23,813	$296,278
Segment operating expense	47,780	29,056	32,147	108,983
Segment operating income (loss)	$174,188	$21,441	$(8,334)	$187,295
Reconciling items				(115,875)
Operating income				$71,420
Interest and other income (expense), net				(11,189)
Income before income taxes				$60,231

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2014
	MID	RSD	Other	Total
	(In thousands)
Revenues	$226,303	$49,330	$20,925	$296,558
Segment operating expenses	40,816	27,608	34,106	102,530
Segment operating income (loss)	$185,487	$21,722	$(13,181)	$194,028
Reconciling items				(118,682)
Operating income				$75,346
Interest and other income (expense), net				(25,096)
Income before income taxes				$50,250
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at December 31, 2016 and December 31, 2015, respectively, was as follows:

	As of December 31,
Customer	2016	2015
Customer 1 (MID reportable segment)	13%	16%
Customer 2 (Other segment)	12%	27%
Customer 3 (MID reportable segment)	*	28%
Customer 4 (RSD reportable segment)	*	21%
Customer 5 (RSD reportable segment)	17%	*
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period
Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Years Ended December 31,
	2016	2015	2014
Customer A (MID and RSD reportable segments)	19%	20%	20%
Customer B (MID reportable segment)	20%	19%	16%
Customer C (MID reportable segment)	13%	13%	13%
_________________________________________
* Customer accounted for less than 10% of total revenue in the period
Revenue from customers in the geographic regions based on the location of contracting parties is as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
South Korea	$129,542	$115,486	$107,441
USA	121,209	118,278	109,060
Japan	30,215	29,687	30,454
Europe	16,031	9,616	21,349
Canada	3,478	214	7,119
Singapore	17,908	16,312	12,980
Asia-Other	18,214	6,685	8,155
Total	$336,597	$296,278	$296,558

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2016, of the $58.4 million of total property, plant and equipment, approximately $55.0 million were located in the United States, $1.3 million were located in India and $2.1 million were located in other foreign locations. At December 31, 2015, of the $56.6 million of total property, plant and equipment, approximately $55.2 million were located in the United States, $1.3 million were located in India and $0.1 million were located in other foreign locations.
7. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government-sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years. As of December 31, 2016 and 2015, all of the Company’s cash equivalents and marketable securities have a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of December 31, 2016
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,681	$10,681	$—	$—	0.41%
U.S. Government bonds and notes	48,292	48,291	1	—	0.39%
Corporate notes, bonds, commercial paper and other	62,178	62,199	—	(21)	0.66%
Total cash equivalents and marketable securities	121,151	121,171	1	(21)
Cash	51,031	51,031	—	—
Total cash, cash equivalents and marketable securities	$172,182	$172,202	$1	$(21)

	As of December 31, 2015
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$77,804	$77,804	$—	$—	0.12%
U.S. Government bonds and notes	14,110	14,142	—	(32)	0.48%
Corporate notes, bonds, commercial paper and other	160,823	160,979	—	(156)	0.45%
Total cash equivalents and marketable securities	252,737	252,925	—	(188)
Cash	34,969	34,969	—	—
Total cash, cash equivalents and marketable securities	$287,706	$287,894	$—	$(188)
Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Cash equivalents	$84,263	$108,795
Short term marketable securities	36,888	143,942
Total cash equivalents and marketable securities	121,151	252,737
Cash	51,031	34,969
Total cash, cash equivalents and marketable securities	$172,182	$287,706
The Company continues to invest in highly rated quality, highly liquid debt securities. As of December 31, 2016, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at December 31, 2016 and 2015 are as follows:

	Fair Value		Gross Unrealized Loss
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands)
Less than one year
U.S. Government bonds and notes	$18,395	$14,110	$—	$(32)
Corporate notes, bonds and commercial paper	54,377	145,563	(21)	(156)
Total Corporate notes, bonds, and commercial paper and U.S. Government bonds and notes	$72,772	$159,673	$(21)	$(188)
The gross unrealized loss at December 31, 2016 and 2015 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The financial assets in Level 3 previously included a cost investment whose value is determined using inputs that are both unobservable and significant to the fair value measurements, as discussed below.
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of December 31, 2016 and 2015:

	As of December 31, 2016
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$10,681	$10,681	$—	$—
U.S. Government bonds and notes	48,292	—	48,292	—
Corporate notes, bonds, commercial paper and other	62,178	303	61,875	—
Total available-for-sale securities	$121,151	$10,984	$110,167	$—

	As of December 31, 2015
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$77,804	$77,804	$—	$—
U.S. Government bonds and notes	14,110	—	14,110	—
Corporate notes, bonds, commercial paper and other	160,823	1,264	159,559	—
Total available-for-sale securities	$252,737	$79,068	$173,669	$—
The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” in the consolidated statement of operations. During the years ended December 31, 2016 and 2015, the Company recorded no other-than-temporary impairment charges on its investments. For the year ended December 31, 2014, the Company recorded impairment charges related to its non-marketable equity security of a private company as described below.
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
In October 2015, the previously written down private company's stock became publicly traded and as a result, the investment in this equity security was classified as an available-for-sale security and was re-measured to fair value, resulting in a $1.3 million increase in marketable securities and accumulated other comprehensive income at the time of re-measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended December 31, 2016 and 2015, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2016 and 2015:

	As of December 31, 2016			As of December 31, 2015
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.125% Convertible Senior Notes due 2018	138,000	126,167	173,961	138,000	119,418	156,292
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 10, “Convertible Notes,” as of December 31, 2016, the convertible notes are carried at their face value of $138.0 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other payables, approximates fair value due to their short maturities.
Information regarding the Company's goodwill and long-lived assets balances are disclosed in Note 5, "Intangible Assets and Goodwill".
9. Balance Sheet Details
Inventories
Inventories consist of the following:

	As of December 31,
	2016	2015
	(In thousands)
Raw materials	3,773	597
Work in process	616	74
Finished goods	1,244	409
	$5,633	$1,080
Property, Plant and Equipment, net
Property, plant and equipment, net is comprised of the following:

	As of December 31,
	2016	2015
	(In thousands)
Building	$40,320	$40,320
Computer software	20,922	20,012
Computer equipment	36,608	31,224
Furniture and fixtures	15,140	13,943
Leasehold improvements	7,176	7,098
Machinery	17,406	11,037
Construction in progress	1,075	637
	138,647	124,271
Less accumulated depreciation and amortization	(80,205)	(67,655)
	$58,442	$56,616
As of December 31, 2016 and 2015, for the Sunnyvale and Brecksville facilities, the Company had capitalized $40.3 million in building based on the estimated fair value of the portion of the unfinished spaces, capitalized interest on the unfinished

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

spaces and construction costs related to the build-out of the facilities. See Note 11, "Commitments and Contingencies" for additional details.
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $13.0 million, $12.4 million and $13.6 million, respectively.
Accumulated Other Comprehensive Gain (Loss)
Accumulated other comprehensive gain (loss) is comprised of the following:

	As of December 31,
	2016	2015
	(In thousands)
Foreign currency translation adjustments	$(13,392)	$95
Unrealized gain (loss) on available-for-sale securities, net of tax	(116)	278
Total	$(13,508)	$373

10. Convertible Notes
The Company adopted ASU 2015-03 during the first quarter of 2016. Pursuant to the guidance in ASU 2015-03, the Company has reclassified unamortized debt issuance costs associated with the Company's 2018 Notes in the previously reported Consolidated Balance Sheet as of December 31, 2015, as follows:

(In thousands)	As presented December 31, 2015	Reclassifications	As adjusted December 31, 2015
Other assets	$3,648	$(1,483)	$2,165
Convertible notes, long-term	$120,901	$(1,483)	$119,418

The Company’s convertible notes are shown in the following table.

(Dollars in thousands)	As of December 31, 2016	As of December 31, 2015
1.125% Convertible Senior Notes due 2018	$138,000	$138,000
Unamortized discount	(10,913)	(17,099)
Unamortized debt issuance costs	(920)	(1,483)
Total convertible notes	$126,167	$119,418
Less current portion	—	—
Total long-term convertible notes	$126,167	$119,418
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

The Company will pay cash interest at an annual rate of 1.125% of the principal amount at issuance, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2014. The Company incurred transaction

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

costs of approximately $3.6 million related to the issuance of 2018 Notes. In accounting for these costs, the Company allocated the costs to the liability and equity components in proportion to the allocation of proceeds from the issuance of the 2018 Notes to such components. Transaction costs allocated to the liability component of $2.8 million were recorded as deferred offering costs and are being amortized to interest expense using the effective interest method over five years (the expected term of the debt). The transaction costs allocated to the equity component of $0.8 million were recorded as additional paid-in capital. The 2018 Notes are the Company's general unsecured obligations, ranking equally in right of payment to all of Rambus’ existing and future senior unsecured indebtedness, including the 2014 Notes, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the 2018 Notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Additional paid-in capital at December 31, 2016 and December 31, 2015 includes $93.4 million for each year related to the equity component of the notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016, none of the conversion conditions were met related to the 2018 Notes. Therefore, the classification of the entire equity component for the 2018 Notes in permanent equity is appropriate as of December 31, 2016.
Interest expense related to the notes for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
2018 Notes coupon interest at a rate of 1.125%	$1,553	$1,567	$1,567
2018 Notes amortization of discount and debt issuance cost at an additional effective interest rate of 5.5%	6,749	6,372	6,019
2014 Notes coupon interest at a rate of 5%	—	—	3,929
2014 Notes amortization of discount at an additional effective interest rate of 11.7%	—	—	8,744
Total interest expense on convertible notes	$8,302	$7,939	$20,259

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

On March 8, 2010, the Company entered into a lease agreement for approximately 25,000 square feet of office and manufacturing areas, located in Brecksville, Ohio. The office area is used for the RLD group’s engineering activities while the manufacturing area is used for the manufacture of prototypes. This lease was amended on September 29, 2011 to expand the facility to approximately 51,000 total square feet and the amended lease will expire on July 31, 2019. The Company has an option to extend the lease for a period of 60 months.
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
Monthly lease payments on these facilities are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate was determined in accordance with the requirements of sale leaseback accounting. For the years ended December 31, 2016, 2015 and 2014, the Company recognized in its Consolidated Statements of Operations $4.4 million, $4.5 million, and $4.5 million, respectively, of interest expense in connection with the imputed financing obligation on these facilities. At December 31, 2016 and 2015, the imputed financing obligation balance in connection with these facilities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was $38.9 million and $39.3 million, respectively, which was primarily classified under long-term imputed financing obligation.
As of December 31, 2016 and 2015, the Company had capitalized $40.3 million in property, plant and equipment based on the estimated fair value of the portion of the pre-construction shell, construction costs related to the build-out of the facilities and capitalized interest during construction period. At the end of the initial lease term, should the Company decide not to renew the lease, the Company would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.
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
On August 16, 2013, the Company entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by the Company of $138.0 million aggregate principal amount of the 2018 Notes. The aggregate principal amount of the 2018 notes as of December 31, 2016 and 2015 was $138.0 million, offset by unamortized debt discount and unamortized debt issuance costs of $10.9 million and $0.9 million, respectively, and $17.1 million and $1.5 million, respectively, on the accompanying consolidated balance sheets. The unamortized discount related to the 2018 Notes is being amortized to interest expense using the effective interest method over the remaining 20 months until maturity of the 2018 Notes on August 15, 2018. The unamortized debt issuance costs relate to the adoption of ASU 2015-03 during the first quarter of 2016. See Note 10, “Convertible Notes,” for additional details.

As of December 31, 2016, the Company’s material contractual obligations are as follows (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$22,220	$6,302	$6,447	$6,602	$2,869	$—	$—
Leases and other contractual obligations	10,837	5,649	2,606	1,432	603	543	4
Software licenses (3)	24,255	10,497	10,226	3,532	—	—	—
Convertible notes	138,000	—	138,000	—	—	—	—
Interest payments related to convertible notes	3,105	1,553	1,552	—	—	—	—
Total	$198,417	$24,001	$158,831	$11,566	$3,472	$543	$4
______________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $21.9 million including $19.7 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable, as of December 31, 2016. As noted below in Note 16, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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
Rent expense was approximately $3.8 million, $2.7 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Indemnifications

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this is not always possible.  The fair value of the liability as of December 31, 2016 and 2015 is not material.
12. Equity Incentive Plans and Stock-Based Compensation
Stock Option Plans
The Company has two stock option plans under which grants are currently outstanding: the 2006 Equity Incentive Plan (the “2006 Plan”) and the 2015 Equity Incentive Plan (the “2015 Plan”). On April 23, 2015, the Company's stockholders approved the 2015 Plan, which authorizes 4,000,000 shares for future issuance plus the number of shares that remained available for grant under the 2006 Plan as of the effective date of the 2015 Plan. The 2015 Plan became effective and replaced the 2006 Plan on April 23, 2015. The 2015 Plan was the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of December 31, 2016. Grants under all plans typically have a requisite service period of 60 months or 48 months, have straight-line vesting schedules and expire not more than 10 years from date of grant. No further awards will be made under the 2006 Plan, but the 2006 Plan will continue to govern awards previously granted under it. In addition, any shares subject to stock options or other awards granted under the 2006 Plan that on or after the effective date of the 2015 Plan are forfeited, cancelled, exchanged or surrendered or terminate under the 2006 Plan will become available for grant under the 2015 Plan. The Board will periodically review actual share consumption under the 2015 Plan and may make a request for additional shares as needed.
The 2006 Plan was approved by the stockholders in May 2006. The 2006 Plan, as amended, provides for the issuance of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. This plan provides for the granting of awards at less than fair market value of the common stock on the date of grant, but such grants would be counted against the numerical limits of available shares at a ratio of 1.5 to 1.0. The Board of Directors reserved 8,400,000 shares in March 2006 for issuance under this plan, subject to stockholder approval. Upon stockholder approval of this Plan on May 10, 2006, the 1997 Stock Option Plan (the "1997 Plan") was replaced and the 1999 Non-statutory Stock Option Plan (the "1999 Plan") was terminated. There are no outstanding options from the 1997 Plan or 1999 Plan as of December 31, 2016. On April 30, 2009 and April 26, 2012, stockholders approved an additional 6,500,000 shares on each date for issuance under the 2006 Plan. Additionally, on April 24, 2014, stockholders approved an additional 10,000,000 shares for issuance under the 2006 Plan. Those who were eligible for awards under the 2006 Plan included employees, directors and consultants who provide services to the Company and its affiliates. These options typically have a requisite service period of 60 months or 48 months, have straight-line vesting schedules, and expire ten years from date of grant.
As of December 31, 2016, 7,305,368 shares of the 35,400,000 shares approved under the plans remain available for grant. The 2015 Plan is now the Company’s only plan for providing stock-based incentive compensation to eligible employees, directors and consultants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2013	2,527,428
Increase in shares approved for issuance	10,000,000
Stock options granted	(2,370,313)
Stock options forfeited	1,400,349
Stock options expired under former plans	(373,043)
Nonvested equity stock and stock units granted (1)	(585,753)
Nonvested equity stock and stock units forfeited (1)	125,560
Total shares available for grant as of December 31, 2014	10,724,228
Increase in shares approved for issuance	4,000,000
Stock options granted	(362,335)
Stock options forfeited	1,624,823
Stock options expired under former plans	(657,878)
Nonvested equity stock and stock units granted (1) (2)	(4,537,797)
Nonvested equity stock and stock units forfeited (1)	382,504
Total shares available for grant as of December 31, 2015	11,173,545
Stock options granted	(500,000)
Stock options forfeited	1,081,107
Stock options expired under former plans	(412,467)
Nonvested equity stock and stock units granted (1) (3)	(5,316,675)
Nonvested equity stock and stock units forfeited (1)	1,279,858
Total shares available for grant as of December 31, 2016	7,305,368
______________________________________

(1)
For purposes of determining the number of shares available for grant under the 2015 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.

(2)
Amount includes 238,980 shares that had been reserved for potential future issuance related to certain performance unit awards discussed under the section titled "Nonvested Equity Stock and Stock Units" below.

(3)
Amount includes 300,003 shares that have been reserved for potential future issuance related to certain performance unit awards discussed under the section titled "Nonvested Equity Stock and Stock Units" below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

General Stock Option Information
The following table summarizes stock option activity under the stock option plans for the years ended December 31, 2016, 2015 and 2014 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2016.

	Options Outstanding		Weighted Average Remaining Contractual Term
	Number of Shares	Weighted Average Exercise Price per Share		Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2013	11,377,146	$11.32
Options granted	2,370,313	$9.63
Options exercised	(905,464)	$6.93
Options forfeited	(1,400,349)	$16.13
Outstanding as of December 31, 2014	11,441,646	$10.73
Options granted	362,335	$11.27
Options exercised	(1,184,141)	$7.42
Options forfeited	(1,624,823)	$17.22
Outstanding as of December 31, 2015	8,995,017	$10.01
Options granted	500,000	$12.29
Options exercised	(1,405,077)	$7.27
Options forfeited	(1,081,107)	$18.98
Outstanding as of December 31, 2016	7,008,833	$9.34	5.0	$37,202
Vested or expected to vest at December 31, 2016	6,880,321	$9.34	4.9	$36,603
Options exercisable at December 31, 2016	4,752,346	$10.05	4.3	$23,812
During the years ended December 31, 2016, 2015 and 2014, no stock options that contain a market condition were granted. During the year ended December 31, 2012, 1,795,000 stock options that contain a market condition were granted. These options vest in three years if specified stock prices are achieved. As of December 31, 2016 and 2015, there were 1,135,000 and 1,315,000, respectively, stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable. The fair values of the options granted with a market condition were calculated using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at December 31, 2016, based on the $13.77 closing stock price of Rambus’ Common Stock on December 31, 2016 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of December 31, 2016 was 5,849,154 and 3,617,874, respectively.
The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2016:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.13 – $5.39	651,904	5.0	$4.33	109,740	$4.77
$5.46 – $5.46	706,814	5.5	$5.46	669,387	$5.46
$5.49 – $5.63	548,630	2.5	$5.63	546,887	$5.63
$5.76 – $5.76	1,195,119	5.5	$5.76	600,119	$5.76
$6.83 – $8.73	667,795	4.0	$7.72	644,421	$7.70
$8.76 – $8.76	945,290	6.8	$8.76	608,983	$8.76
$9.18 – $12.30	708,832	7.5	$11.29	351,337	$11.13
$12.31 – $18.69	897,324	5.2	$14.82	534,347	$16.42
$19.16 – $22.72	686,500	1.0	$20.47	686,500	$20.47
$23.60 – $23.60	625	1.3	$23.60	625	$23.60
$4.13 – $23.60	7,008,833	5.0	$9.34	4,752,346	$10.05
Employee Stock Purchase Plans
During the year ended December 31, 2016, the Company had one employee stock purchase plan, the 2015 Employee Stock Purchase Plan (“2015 ESPP”). During the year ended December 31, 2015, the Company had two employee stock purchase plans, the 2015 ESPP and the 2006 Employee Stock Purchase Plan (“2006 ESPP”). During the year ended December 31, 2014, the Company had one employee stock purchase plan, the 2006 ESPP.
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
The Company issued 548,357 shares at a weighted average price of $9.34 per share during the year ended December 31, 2016. The Company issued 544,391 shares at a weighted average price of $9.36 per share during the year ended December 31, 2015. The Company issued 596,188 shares at a weighted average price of $8.25 per share during the year ended December 31, 2014. As of December 31, 2016, 1,451,643 shares under the ESPP remain available for issuance.
Stock-Based Compensation
Stock Options
During the years ended December 31, 2016, 2015 and 2014, Rambus granted 500,000, 362,335 and 2,370,313 stock options, respectively, with an estimated total grant-date fair value of $2.3 million, $1.7 million and $10.1 million, respectively. During the years ended December 31, 2016, 2015 and 2014, Rambus recorded stock-based compensation related to stock options of $4.1 million, $7.2 million and $9.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016, there was $4.5 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans. This cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of options vested for the years ended December 31, 2016, 2015 and 2014 was $28.4 million, $41.4 million and $55.3 million, respectively.
The total intrinsic value of options exercised was $8.0 million, $6.8 million and $4.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s Common Stock at the time of exercise less the proceeds received from the employees to exercise the options.
During the years ended December 31, 2016, 2015 and 2014, proceeds from employee stock option exercises totaled approximately $10.2 million, $8.8 million and $6.3 million, respectively.
Employee Stock Purchase Plans
During the years ended December 31, 2016, 2015 and 2014, Rambus recorded stock-based compensation related to the ESPP of $1.6 million, $1.6 million and $2.6 million, respectively. The compensation expense related to the ESPP for the year ended December 31, 2014 included compensation expense related to the increase in shares available for the ESPP which was approved by shareholders during the 2014 Annual Meeting of Stockholders. As of December 31, 2016, there was $0.7 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over four months.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the years ended December 31, 2016, 2015 and 2014.
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

	Stock Option Plans for Years Ended December 31,
	2016	2015	2014
Stock Option Plans
Expected stock price volatility	34%-36%	41%	40%-44%
Risk free interest rate	1.3%-1.7%	1.2%	2.1%-2.2%
Expected term (in years)	5.4-6.1	6.0	6.0-6.1
Weighted-average fair value of stock options granted	$4.59	$4.59	$4.26
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Employee Stock Purchase Plan for Years Ended December 31,
	2016	2015	2014
Employee Stock Purchase Plan
Expected stock price volatility	31%-33%	34%-42%	39%-44%
Risk free interest rate	0.41%-0.5%	0.1%-0.3%	0.0%-0.1%
Expected term (in years)	0.5	0.5	0.02-0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$2.88	$3.06	$3.57
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
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, directors and employees. For the year ended December 31, 2016, 2015 and 2014, the Company granted nonvested equity stock units totaling 3,344,448, 2,865,878 and 390,502 shares, respectively, under the 2015 Plan and the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $42.9 million, $33.3 million and $4.1 million, respectively. During the first quarters of 2016 and 2015, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance conditions. The ultimate number of performance units that can be earned can range from 0% to 150% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company's shares available for grant has been reduced to reflect the shares that could be earned at 150% of target. During the years ended December 31, 2016 and 2015, the Company recorded $2.8 million and $1.1 million, respectively, of stock-based compensation expense related to these performance unit awards.
For the years ended December 31, 2016, 2015 and 2014, the Company recorded stock-based compensation expense of approximately $15.3 million, $6.3 million and $2.8 million, respectively, related to all outstanding equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of an estimate of forfeitures, was approximately $37.1 million at December 31, 2016. This cost is expected to be recognized over a weighted average period of 2.8 years.
The following table reflects the activity related to nonvested equity stock and stock units for the three years ended December 31, 2016:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonvested Equity Stock and Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2013	629,649	$8.56
Granted	390,502	$10.40
Vested	(262,580)	$9.85
Forfeited	(83,707)	$7.69
Nonvested at December 31, 2014	673,864	$9.23
Granted	2,865,878	$11.62
Vested	(276,622)	$9.94
Forfeited	(255,002)	$10.64
Nonvested at December 31, 2015	3,008,118	$11.32
Granted	3,344,448	$12.84
Vested	(789,864)	$10.98
Forfeited	(699,646)	$11.94
Nonvested at December 31, 2016	4,863,056	$12.33
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

On October 26, 2015, the Company initiated an accelerated share repurchase program with Citibank, N.A. The accelerated share repurchase program is part of the broader share repurchase program previously authorized by the Company's Board on January 21, 2015. Under the accelerated share repurchase program, the Company pre-paid to Citibank, N.A., the $100.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 7.8 million shares of its common stock from Citibank, N.A, which were retired and recorded as a $80.0 million reduction to stockholders' equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company's stock. The number of shares to be ultimately purchased by the Company was determined based on the volume weighted average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. During the second quarter of 2016, the accelerated share repurchase program was completed and the Company received an additional 0.7 million shares of its common stock as the final settlement of the accelerated share repurchase program. There were no other repurchases of the Company's common stock during 2016.

As of December 31, 2016, there remained an outstanding authorization to repurchase approximately 11.5 million shares of the Company’s outstanding common stock under the current share repurchase program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the year ended December 31, 2016, the cumulative price of $17.6 million was recorded as an increase to accumulated deficit.
14. Benefit Plans
Rambus has a 401(k) Profit Sharing Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. Rambus, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company matches 50% of eligible employee’s contribution, up to the first 6% of an eligible employee’s qualified earnings. For the years ended December 31, 2016, 2015 and 2014, Rambus made matching contributions totaling approximately $2.0 million, $2.1 million and $1.9 million, respectively.
15. Restructuring Charges
The 2015 Plan
During 2015, the Company initiated a restructuring program to reduce overall corporate expenses which is expected to improve future profitability by reducing spending on sales, general and administrative programs and refining some of its research and development efforts ("the 2015 Plan"). In connection with this restructuring program, the Company initiated a plan of termination resulting in a reduction of 8% of the Company's headcount. The Company estimated that it would incur a cash payout related to the reduction in force of approximately $3.0 million, which is related to severance and termination benefits. The estimated non-cash expense was expected to be approximately $1.0 million. During the year ended December 31, 2015, the Company recorded a charge of $3.6 million related primarily to the reduction in workforce, of which $1.4 million was related to the MID reportable segment, $0.1 million was related to the RSD reportable segment, $1.2 million was related to the Other segment and $0.9 million was related to corporate support functions. The 2015 Plan was completed in 2016.
The following table summarizes the 2015 Plan restructuring activities during the years ended December 31, 2016 and 2015:

	Employee Severance and Related Benefits	Facilities		Total
	(In thousands)
Balance at December 31, 2014	$—	$—		$—
Charges	2,993	583		3,576
Payments	(1,765)	—		(1,765)
Non-cash settlements	—	(583)	*	(583)
Balance at December 31, 2015	$1,228	$—		$1,228
Payments	(1,228)	—		(1,228)
Balance at December 31, 2016	$—	$—		$—
______________________________________
*The non-cash charge of $583 thousand is related to the write down of fixed assets related to the Other segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes
Income before taxes consisted of the following:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Domestic	$38,211	$58,498	$49,173
Foreign	(15,574)	1,733	1,077
	$22,637	$60,231	$50,250
The provision for (benefit from) income taxes is comprised of:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Federal:
Current	$22,115	$20,497	$19,386
Deferred	(2,198)	(170,798)	2,337
State:
Current	884	609	713
Deferred	(271)	(1,933)	—
Foreign:
Current	1,275	443	1,640
Deferred	(5,988)	25	(27)
	$15,817	$(151,157)	$24,049
The differences between Rambus’ effective tax rate and the U.S. federal statutory regular tax rate are as follows:

	Years Ended December 31,
	2016	2015	2014
Expense at U.S. federal statutory rate	35.0%	35.0%	35.0%
Expense (benefit) at state statutory rate	1.8	(1.5)	1.0
Withholding tax	97.0	34.1	38.6
Foreign rate differential	4.1	0.4	2.5
Research and development (“R&D”) credit	(8.3)	(2.3)	(6.1)
Executive compensation	1.5	0.5	0.2
Stock-based compensation	34.8	5.3	1.4
Foreign tax credit	(97.0)	(34.1)	(38.7)
Other	1.0	(0.6)	0.6
Valuation allowance	—	(287.8)	13.4
	69.9%	(251.0)%	47.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax assets are as follows:

	As of December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Depreciation and amortization	$22,174	$30,019
Other liabilities and reserves	12,442	7,227
Deferred equity compensation	17,426	23,176
Net operating loss carryovers	11,439	11,746
Tax credits	120,660	117,078
Total gross deferred tax assets	184,141	189,246
Convertible debt	(3,870)	(6,044)
Total net deferred tax assets	180,271	183,202
Valuation allowance	(23,529)	(20,717)
Net deferred tax assets	$156,742	$162,485

	As of December 31,
	2016	2015
	(In thousands)
Reported as:
Non-current deferred tax assets	$168,342	$162,485
Non-current deferred tax liabilities	(11,600)	—
Net deferred tax assets	$156,742	$162,485
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
Management periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. Management evaluated the realizability of its net deferred tax assets based on all available evidence, both positive and negative, in determining that it was appropriate to release the valuation allowance for the Company’s U.S. federal and other state deferred tax assets of $174.5 million during the third quarter of 2015 in accordance with FASB ASC 740-10-30-16 to 25.
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
Upon considering the relative impact of all evidence during the third quarter of 2015, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that its deferred tax assets would be realizable with the exception of primarily its California deferred tax assets that have not met the “more likely than not” realization threshold criteria. As a result, the Company released the related valuation allowance against such deferred tax assets which is included as a component of the benefit from income taxes in the accompanying consolidated statement of operations. The Company continues to maintain a deferred tax asset valuation allowance of $23.5 million as of December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the tax valuation allowance information for the years ended December 31, 2016, 2015 and 2014:

	Balance at Beginning of Period	Charged (Credited) to Operations	Charged to Other Account*	Valuation Allowance Release	Balance at End of Period
Tax Valuation Allowance
Year ended December 31, 2014	$192,823	—	1,051	—	$193,874
Year ended December 31, 2015	$193,874	—	1,299	(174,456)	$20,717
Year ended December 31, 2016	$20,717	—	2,812	—	$23,529
______________________________________

*	Amounts not charged to operations are charged to other comprehensive income or deferred tax assets (liabilities).
As of December 31, 2016, Rambus had California and other state net operating loss carryforwards of $274.6 million and $99.7 million, respectively. As of December 31, 2016, Rambus had federal research and development tax credit carryforwards of $36.5 million, alternative minimum tax credits of $2.5 million, and foreign tax credits of $120.3 million. As of December 31, 2016, Rambus had California research and development tax credit carryforwards of $24.7 million. These carryforward amounts included $38.2 million of federal tax credits and $98.2 million of California net operating losses for which no deferred tax asset has been recognized because they relate to excess tax benefits from stock-based compensation tax deductions. The excess tax benefits will be recorded to additional paid-in capital when they reduce cash taxes payable. The federal foreign tax credits and research and development credits begin to expire in 2020 and 2018, respectively. Approximately $55 million of federal foreign tax credits expire in 2020. The California net operating losses began to expire in 2016, and $3.2 million expired during the year. Additionally, $64.5 million of California net operating loss is expected to expire in 2017. The federal alternative minimum tax credits and the California research and development credits carry forward indefinitely.
In the event of a change in ownership, as defined under federal and state tax laws, Rambus' net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.
As of December 31, 2016, the Company had $21.9 million of unrecognized tax benefits including $19.7 million recorded as a reduction of long-term deferred tax assets and $2.2 million recorded in long term income taxes payable. If recognized, $2.2 million would be recorded as an income tax benefit in the consolidated statements of operations. As of December 31, 2015, the Company had $20.8 million of unrecognized tax benefits including $18.6 million recorded as a reduction of long-term deferred tax assets and $2.2 million recorded in long term income taxes payable. If recognized, $2.2 million would be recorded as an income tax benefit in the consolidated statements of operations. It is reasonably possible that a reduction of up to $0.2 million of existing unrecognized tax benefits could occur in the next 12 months.
A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2016, 2015 and 2014 is as follows (amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at January 1	$20,836	$19,903	$18,794
Tax positions related to current year:
Additions	1,225	1,186	1,134
Tax positions related to prior years:
Additions	256	—	531
Reductions	(171)	(35)	(556)
Settlements	(221)	(218)	—
Balance at December 31	$21,925	$20,836	$19,903

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2016 and 2015, an immaterial amount of interest and penalties are included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India, the U.K., the Netherlands and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2013 and forward. The California returns are subject to examination from 2010 and forward. In addition, any R&D credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ending March 2012 and forward. The Company is currently under examination by California for the 2010 and 2011 tax years. The Company’s India subsidiary is under examination by the Indian tax administration for tax years beginning with 2011, except for 2014, which was assessed in the Company's favor. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.
At December 31, 2016, no deferred taxes have been provided on undistributed earnings of approximately $6.7 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the United States. It is not practicable to determine the amount of the unrecognized tax liability at this time.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the years ended December 31, 2016 and 2015, the Company received cash consideration of $64.0 million and $56.0 million, respectively, from SK hynix. The amounts were allocated between royalty revenue ($63.9 million in 2016 and $55.3 million in 2015) and gain from settlement ($0.1 million in 2016 and $0.7 million in 2015) based on the elements’ SK hynix Fair Value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cash receipts and remaining future cash receipts from the agreements with SK hynix are expected to be recognized as follows assuming no adjustments to the payments under the terms of the agreements (and assuming the option to make the lower payments begins with payments made during the middle of 2018):

	Received in				Estimated to Be Received in					Total Estimated Cash Receipts
	2013	2014	2015	2016	2017	2018	2019	2020	2021 and thereafter
(in millions)
Royalty revenue	$23.6	$47.3	$55.3	$63.9	$48.0	$40.0	$32.0	$48.0	$168.0	$526.1
Gain from settlement	0.4	0.7	0.7	0.1	—	—	—	—	—	1.9
Total	$24.0	$48.0	$56.0	$64.0	$48.0	$40.0	$32.0	$48.0	$168.0	$528.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the years ended December 31, 2016 and 2015, the Company received cash consideration of $40.0 million and $40.0 million, respectively, from Micron. The amounts were allocated between royalty revenue ($39.5 million in 2016 and $38.7 million in 2015) and gain from settlement ($0.5 million in 2016 and $1.3 million in 2015) based on the elements’ Micron Fair Value.

The remaining $154.5 million is expected to be paid in successive quarterly payments of $10.0 million, concluding in the fourth quarter of 2020.

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

19. Acquisitions
Smart Card Software Ltd.
On January 25, 2016, the Company completed its acquisition of Smart Card Software Ltd. (“SCS”), a privately-held company incorporated in the United Kingdom, by acquiring all issued and outstanding shares of capital stock of SCS. Pursuant to the merger agreement on January 25, 2016, SCS was merged into Rambus, Inc. The transaction was denominated in British pounds. Under the terms of the merger agreement, the total consideration in U.S. dollar equivalent was $104.7 million which included the purchase price of $92.6 million paid on January 25, 2016 and additional purchase consideration to be paid in the fourth quarter of 2016 originally totaling $12.1 million and comprised of $11.6 million in cash, $4.0 million in working capital, offset by $3.5 million in liabilities assumed from SCS. Subsequently, the additional purchase consideration, ultimately amounting to $10.2 million was paid in the fourth quarter of 2016. Of the purchase price, approximately $17.1 million of the consideration was deposited into an escrow account to fund indemnification obligations and other contractual provisions, with releases of portions of the escrow at various intervals through 18 months. SCS is a leader in mobile payments and a leading supplier of smart ticketing systems, which includes Bell Identification Ltd. and Ecebs Ltd. SCS is part of the RSD reporting unit. This acquisition will complement the Company's RSD reporting unit by allowing the Company to leverage its foundational security technology to offer differentiated, value-added security solutions to its customers. During the year ended December 31, 2016, the Company incurred approximately $2.0 million in external acquisition costs in connection with the acquisition which were expensed as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Inphi Memory Interconnect Business
On August 4, 2016, the Company completed its acquisition of all the assets of Inphi's Memory Interconnect Business (“Memory Interconnect Business”) from Inphi Corporation for $90 million in cash. The acquisition includes all assets of the Memory Interconnect Business including product inventory, customer contracts, supply chain agreements and intellectual property. Of the purchase price, approximately $11.3 million of the consideration was deposited into an escrow account to fund indemnification obligations and other contractual provisions, to be released 12 months after the closing date. This acquisition will complement the MID reporting unit by allowing the Company to strengthen its market position for memory buffer chip products and execute on programs that meet the needs of the server, networking and data center market. During the year ended December 31, 2016, the Company incurred approximately $0.7 million in external acquisition costs in connection with the acquisition which were expensed as incurred.
The fair value of the assets acquired has been determined primarily by using valuation methods that discount the expected future cash flows to present value using estimates and assumptions determined by management. The Company performed a valuation of the net assets acquired as of the August 4, 2016 closing date. The total consideration from the business combination was allocated as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total
(in thousands)
Inventory	$6,300
Property and equipment	4,543
Other tangible assets	206
Identified intangible assets	50,222
Goodwill	32,723
Accounts payable and accrued liabilities	(3,527)
Deferred revenue	(467)
Total	$90,000
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
The identified intangible assets assumed in the acquisition of the acquired business were recognized as follows based upon their estimated fair values as of the acquisition date:

	Total	Estimated Weighted Average Useful Life
	(in thousands)	(in years)
Existing technology	$44,900	5
Customer contracts and contractual relationships	3,722	6
In-process research and development	1,600	Not applicable
Total	$50,222
In-process research and development ("IPR&D") consists of one project, primarily relating to the development of process technologies to manufacture the next generation buffer chip product. The project is expected to be completed over the next 4 years. The acquired IPR&D will not be amortized until completion of the related product which is determined by when the underlying projects reach technological feasibility and commence commercial production. Upon completion, the IPR&D project will be amortized over its useful life which is expected to range between 5 years and 7 years.

Snowbush IP Assets
On August 5, 2016, the Company completed its acquisition of the assets of Semtech Corporation's Snowbush IP group for $32.0 million in cash. Snowbush IP, formerly part of Semtech's Systems Innovation Group, is a provider of silicon-proven, high-performance serial link solutions. The Snowbush IP assets have been integrated into the MID reporting unit to bolster its SerDes and IP offerings, addressing critical needs of the server, networking and data center market. During the year ended December 31, 2016, the Company incurred approximately $0.7 million in external acquisition costs in connection with the acquisition which were expensed as incurred.
The fair value of the assets acquired has been determined primarily by using valuation methods that discount the expected future cash flows to present value using estimates and assumptions determined by management. The Company performed a valuation of the net assets acquired as of the August 5, 2016 closing date. The total consideration from the business combination was allocated as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total
(in thousands)
Property and equipment	$911
Identified intangible assets	25,189
Goodwill	14,015
Deferred revenue	(1,270)
Total	$38,845
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
IPR&D consists of four projects, primarily relating to the development of SerDes and IP process technologies. The projects are expected to be completed over the next 1.5 years. The acquired IPR&D will not be amortized until completion of the related products which is determined by when the underlying projects reach technological feasibility and commence commercial production. Upon completion, each IPR&D project will be amortized over its useful life, each of which is expected to range between 4 years and 6 years. Subsequent to the acquisition, the Company impaired $18.3 million of in-process research and development intangible asset. See Note 5, “Intangible Assets and Goodwill” for further details.

Unaudited Pro Forma Combined Consolidated Financial Information
The following unaudited pro forma financial information presents the combined results of operations for the Company and SCS, the Memory Interconnect Business and the Snowbush IP assets as if the acquisitions had occurred on January 1, 2015. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisitions actually taken place on January 1, 2015, and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the acquisitions (unaudited, in thousands, except per share amounts):

	Years Ended
	December 31,
	2016	2015
Revenue	$364,443	$374,036
Net income	$5,727	$188,852
Net income per share - diluted	$0.05	$1.61
Pro forma earnings for 2016 were adjusted to exclude $3.4 million of acquisition-related costs incurred in 2016. Consequently, pro forma earnings for 2015 were adjusted to include these costs.

Supplementary Financial Data
RAMBUS INC.
CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
Quarterly Statements of Operations
(Unaudited)

	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
	(In thousands, except for per share amounts)
Total revenue	$97,559	$89,855	$76,501	$72,682	$76,773	$73,779	$72,812	$72,914
Total operating costs and expenses (1)	$97,035	$78,039	$64,493	$63,388	$56,439	$56,139	$57,258	$55,022
Operating income	$524	$11,816	$12,008	$9,294	$20,334	$17,640	$15,554	$17,892
Net income (loss) (2)	$(3,445)	$4,511	$3,876	$1,878	$12,992	$182,033	$6,861	$9,502
Net income (loss) per share — basic	$(0.03)	$0.04	$0.04	$0.02	$0.12	$1.56	0.06	$0.08
Net income (loss) per share — diluted	$(0.03)	$0.04	$0.03	$0.02	$0.11	$1.52	0.06	$0.08
Shares used in per share calculations — basic (3)	110,788	110,214	109,904	109,733	111,476	116,444	116,027	115,336
Shares used in per share calculations — diluted (3)	110,788	113,723	112,061	112,252	113,388	119,542	120,939	117,442
______________________________________

(1)
The quarterly financial information includes $18.3 million of impairment of in-process research and development intangible asset and a reduction of operating expenses due to the change in the contingent consideration liability of $6.8 million in the quarter ended December 31, 2016. Refer to Note 5, “Intangible Assets and Goodwill” of Notes to Consolidated Financial Statements of this Form 10-K. The quarterly financial information also includes restructuring charges of $3.6 million in the quarter ended December 31, 2015. Refer to Note 15, "Restructuring Charges" of Notes to Consolidated Financial Statements of this Form 10-K.

(2)
The quarterly financial information includes the following amount related to benefit from income taxes related to the deferred tax asset valuation allowance reversal as follows: $174.5 million in the quarter ended September 30, 2015. Refer to Note 16, "Income Taxes" of Notes to Consolidated Financial Statements of this Form 10-K.

(3)
The quarterly financial information includes the impact of the accelerated share repurchase program as follows: 0.7 million shares in the quarter ended June 30, 2016 and 7.8 million shares repurchased in the quarter ended December 31, 2015. Refer to Note 13, "Stockholders' Equity" of Notes to Consolidated Financial Statements of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

By:	/s/ RAHUL MATHUR
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
Date: February 17, 2017

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ronald Black and Rahul Mathur as his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign, and file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, together with all schedules and exhibits thereto, (ii) act on, sign, and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions that may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD BLACK	Chief Executive Officer, President and Director (Principal Executive Officer)	February 17, 2017
Ronald Black

/s/ RAHUL MATHUR	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2017
Rahul Mathur

/s/ ERIC STANG	Chairman of the Board of Directors	February 17, 2017
Eric Stang

/s/ J. THOMAS BENTLEY	Director	February 17, 2017
J. Thomas Bentley

/s/ ELLIS THOMAS FISHER	Director	February 17, 2017
Ellis Thomas Fisher

/s/ PENELOPE HERSCHER	Director	February 17, 2017
Penelope Herscher

/s/ CHARLES KISSNER	Director	February 17, 2017
Charles Kissner

/s/ DAVID SHRIGLEY	Director	February 17, 2017
David Shrigley

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1(1)	Purchase Agreement, dated January 25, 2016, by and between Rambus Inc. and the shareholders of Smart Card Software Ltd.
3.1(2)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3(4)	Amended and Restated Bylaws of Registrant dated April 25, 2013.
4.1(5)	Form of Registrant’s Common Stock Certificate.
4.2(6)	Indenture between Rambus Inc. and U.S. Bank, National Association, dated as of August 16, 2013 (including the form of 1.125% Convertible Senior Note due 2018 therein).
10.1(7)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(8)*	Form of Change of Control Severance Agreement, Agreement entered into by Registrant with each of its named executive officers other than its chief executive officer.
10.3(9)*	1997 Stock Plan (as amended and restated as of April 4, 2007) and related forms of agreements.
10.4(10)*	2006 Equity Incentive Plan, as amended.
10.5(10)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.
10.6(10)*	2006 Employee Stock Purchase Plan as amended.
10.7(11)*	2015 Equity Incentive Plan.
10.8(12)*	Form of Restricted Stock Unit Agreement (2015 Equity Incentive Plan).
10.9(12)*	Form of Stock Option Agreement (2015 Equity Incentive Plan).
10.10(11)*	2015 Employee Stock Purchase Plan.
10.11(13)	Triple Net Space Lease, dated as of December 15, 2009, by and between Registrant and MT SPE, LLC.
10.12(14)**	Settlement Agreement, dated January 19, 2010, among Registrant, Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Semiconductor, Inc. and Samsung Austin Semiconductor, L.P.
10.13(14)**	Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.14(15)	First Amendment of Lease, dated November 4, 2011, by and between Registrant and MT SPE, LLC.
10.15(16)	Employment Agreement between the Company and Ronald Black, dated as of June 22, 2012.
10.16(17)**	Settlement Agreement, dated June 11, 2013, among Registrant, SK hynix and certain SK hynix affiliates.
10.17(18)**	Semiconductor Patent License Agreement, dated June 11, 2013, between Registrant and SK hynix.
10.18(19)**	Settlement Agreement, dated December 9, 2013, between Rambus Inc., Micron Technology, Inc., and certain Micron affiliates.
10.19(19)**	Semiconductor Patent License Agreement, dated December 9, 2013, between Rambus, Inc. and Micron Technology, Inc.
10.20(19)**	Amendment to Semiconductor Patent License Agreement, dated December 30, 2013, by and between Rambus Inc. and Samsung Electronics Co., Ltd.
10.21(20)**	Amendment 1 to Semiconductor Patent License Agreement, dated June 17, 2015, by and between Rambus Inc. and SK hynix Inc.
10.22(21)	Master Agreement, dated October 26, 2015, by and between Rambus Inc. and Citibank, N.A.
10.23(22)	Asset Purchase Agreement, dated June 29, 2016, by and between Rambus Inc., Bell ID Singapore Ptd Ltd, Inphi Corporation and Inphi International Pte. Ltd.
10.24(23)	Separation Agreement, dated August 5, 2016 by and between Rambus Inc. and Satish Rishi.

10.25(24)	Offer Letter, dated September 9, 2016, by and between Rambus Inc. and Rahul Mathur.
12.1(25)	Computation of ratio of earnings to fixed charges.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included in signature page).
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

(1)	Incorporated by reference to the Form 10-Q filed on April 22, 2016.

(2)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(3)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(4)	Incorporated by reference to the Form 8-K filed on April 30, 2013.

(5)	Incorporated by reference to the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(6)	Incorporated by reference to the Form 8-K filed on August 16, 2013.

(7)	Incorporated by reference to the Form S-1 (file no. 333-22885) filed on March 6, 1997.

(8)	Incorporated by reference to the Form 8-K filed on March 9, 2015.

(9)	Incorporated by reference to the Form 10-K filed on September 14, 2007.

(10)	Incorporated by reference to the Form 8-K filed on April 30, 2014.

(11)	Incorporated by reference to the Form 8-K filed on April 28, 2015.

(12)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(13)	Incorporated by reference to the Form 10-K filed on February 26, 2010.

(14)	Incorporated by reference to the Form 10-Q filed on May 3, 2010.

(15)	Incorporated by reference to the Form 10-K filed on February 24, 2012.

(16)	Incorporated by reference to the Form 8-K filed on June 25, 2012.

(17)	Incorporated by reference to the Form 10-Q/A filed on January 13, 2014.

(18)	Incorporated by reference to the Form 10-Q filed on July 29, 2013.

(19)	Incorporated by reference to the Form 10-K filed on February 21, 2014.

(20)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(21)	Incorporated by reference to the Form 10-K filed on February 19, 2016.

(22)	Incorporated by reference to the Form 10-Q filed on July 22, 2016.

(23)	Incorporated by reference to the Form 10-Q filed on October 28, 2016.

(24)	Incorporated by reference to the Form 8-K filed on September 21, 2016.

(25)	Incorporated by reference to the Form S-3 filed on June 22, 2009.