Form 10-Q
period 2017-03-31
RAMBUS INC
filed 2017-04-28
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
_______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 111,729,448 as of March 31, 2017.

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

•
Dispositions, acquisitions, mergers or strategic transactions and our related integration efforts, including our acquisitions of Smart Card Software Ltd., the assets of Semtech Corporation's Snowbush IP group and Inphi Corporation's Memory Interconnect Business;

•	Impairment of goodwill and long-lived assets;

•	Pricing policies of our customers;

•
Changes in our strategy and business model, including the expansion of our portfolio of inventions, products, software, services and solutions to address additional markets in lighting, memory, chip, mobile payments, smart ticketing and security;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Effects of security breaches or failures in our or our customers’ products and services on our business;

•	Engineering, sales and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses, operations and expansion;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Effects of government regulations on our industry and business;

•	Manufacturing, shipping and supply partners and/or sale and distribution channels;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates;

•	Restructurings and plans of termination;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	The level and terms of our outstanding debt and the repayment or financing of such debt;

•	Protection of intellectual property;

•	Any changes in laws, agency actions and judicial rulings that may impact the ability to enforce intellectual property rights;

•	Indemnification and technical support obligations;

•	Equity repurchase plans;

•	Issuances of debt or equity securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Effects of fluctuations in currency exchange rates;

•	Outcome and effect of potential future intellectual property litigation and other significant litigation; and

•	Likelihood of paying dividends.
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
Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part II: Item 1A, “Risk Factors.” All forward-looking statements included in this document are based on our assessment of information available to us at this time. We assume no obligation to update any forward-looking statements.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$177,455	$135,294
Marketable securities	10,170	36,888
Accounts receivable	27,353	21,099
Prepaids and other current assets	12,676	17,867
Inventories	5,840	5,633
Total current assets	233,494	216,781
Intangible assets, net	121,355	132,388
Goodwill	206,085	204,794
Property, plant and equipment, net	56,468	58,442
Deferred tax assets	206,075	168,342
Other assets	2,733	2,749
Total assets	$826,210	$783,496
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,437	$9,793
Accrued salaries and benefits	10,576	14,177
Deferred revenue	15,658	16,932
Other current liabilities	9,453	10,399
Total current liabilities	44,124	51,301
Convertible notes, long-term	127,916	126,167
Long-term imputed financing obligation	37,859	38,029
Other long-term liabilities	14,754	15,217
Total liabilities	224,653	230,714
Commitments and contingencies (Notes 9 and 13)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at March 31, 2017 and December 31, 2016	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 111,729,448 shares at March 31, 2017 and 111,053,734 shares at December 31, 2016	112	111
Additional paid-in capital	1,187,515	1,181,230
Accumulated deficit	(573,802)	(615,051)
Accumulated other comprehensive loss	(12,268)	(13,508)
Total stockholders’ equity	601,557	552,782
Total liabilities and stockholders’ equity	$826,210	$783,496
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per share amounts)
Revenue:
Royalties	$68,956	$62,877
Contract and other revenue	28,395	9,805
Total revenue	97,351	72,682
Operating costs and expenses:
Cost of revenue*	19,731	12,207
Research and development*	36,000	28,527
Sales, general and administrative*	28,186	23,095
Gain from settlement	—	(441)
Total operating costs and expenses	83,917	63,388
Operating income	13,434	9,294
Interest income and other income (expense), net	154	242
Interest expense	(3,206)	(3,141)
Interest and other income (expense), net	(3,052)	(2,899)
Income before income taxes	10,382	6,395
Provision for income taxes	7,376	4,517
Net income	$3,006	$1,878
Net income per share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02
Weighted average shares used in per share calculation:
Basic	111,464	109,733
Diluted	115,325	112,252
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	$14	$14
Research and development	$3,012	$2,080
Sales, general and administrative	$3,570	$2,770

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Net income	$3,006	$1,878
Other comprehensive income (loss):
Foreign currency translation adjustment	999	(640)
Unrealized gain (loss) on marketable securities, net of tax	240	(183)
Total comprehensive income	$4,245	$1,055

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$3,006	$1,878
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6,596	4,864
Depreciation	3,392	2,969
Amortization of intangible assets	10,488	7,719
Non-cash interest expense and amortization of convertible debt issuance costs	1,749	1,651
Deferred income taxes	(214)	1,142
Excess tax benefits from stock-based compensation	—	(485)
Gain from sale of property, plant and equipment	(13)	(37)
Change in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(5,484)	10,015
Prepaid expenses and other assets	4,665	(1,560)
Inventories	(208)	(838)
Accounts payable	(978)	266
Accrued salaries and benefits and other liabilities	(4,702)	(8,566)
Deferred revenue	(1,120)	(1,236)
Net cash provided by operating activities	17,177	17,782
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,918)	(1,599)
Maturities of marketable securities	27,048	54,585
Proceeds from sale of property, plant and equipment	17	—
Acquisitions of businesses, net of cash acquired	—	(80,523)
Net cash provided by (used in) investing activities	25,147	(27,537)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	2,247	3,799
Principal payments against lease financing obligation	(190)	(140)
Payments of taxes on restricted stock units	(2,593)	(1,482)
Excess tax benefits from stock-based compensation	—	485
Net cash provided by (used in) financing activities	(536)	2,662
Effect of exchange rate changes on cash and cash equivalents	373	(42)
Net increase (decrease) in cash and cash equivalents	42,161	(7,135)
Cash and cash equivalents at beginning of period	135,294	143,764
Cash and cash equivalents at end of period	$177,455	$136,629

Non-cash investing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$152	$830
Non-cash financing activities during the period:
Additional purchase consideration from acquisition	$—	$12,100

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
The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2016.
Operating Segment Definitions
Operating segments are based upon Rambus' internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker ("CODM") to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company determined its CODM to be the Chief Executive Officer and determined its operating segments to be: (1) Memory and Interfaces Division ("MID"), which focuses on the design, development, manufacturing through partnerships and licensing of technology and solutions that is related to memory and interfaces; (2) Rambus Security Division ("RSD"), which focuses on the design, development, deployment and licensing of technologies for chip, system and in-field application security, anti-counterfeiting, smart ticketing and mobile payments; (3) Emerging Solutions Division ("ESD"), which includes the Rambus Labs team, the computational sensing and imaging group as well as the development efforts in the area of emerging technologies; and (4) Rambus Lighting Division ("RLD"), which focuses on the design, development and licensing of technologies for advanced LED-based lighting solutions.
For the three months ended March 31, 2017, only MID and RSD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining other operating segments were shown under “Other.”
Reclassifications
Certain prior periods' amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income for any of the periods presented. Refer to Note 2, "Recent Accounting Pronouncements" for details.
2. Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Topic 310): Premium Amortization on Purchased Callable Debt Securities," which amends the amortization period for certain purchased callable debt securities held at a premium. This ASU will shorten the amortization period for the premium to be amortized to the earliest call date. This ASU does not apply to securities held at a discount, which will continue to be amortized to maturity. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

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
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU simplifies the accounting for share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The updated standard no longer requires cash flows related to excess tax benefits to be presented as a financing activity separate from other income tax cash flows. The update also allows entities to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments to taxing authorities made on an employee's behalf for withheld shares should be presented as a financing activity on the statement of cash flows, and provides for an accounting policy election to account for forfeitures as they occur. The Company adopted this ASU on January 1, 2017. The impact of the adoption is as follows:
•This ASU requires excess tax benefits to be recognized regardless of whether the benefit reduces taxes payable. The adoption of this guidance on a modified retrospective basis resulted in the recognition of a cumulative-effect adjustment of $38.2 million that reduced the Company's accumulated deficit and increased its deferred tax assets as of January 1, 2017. The previously unrecognized California excess tax effects were recorded as a deferred tax asset net of a valuation allowance.
•During the three months ended March 31, 2017, the Company recognized an excess tax benefit from stock-based compensation of $0.3 million within income tax expense in the unaudited condensed consolidated statements of operations (adopted modified retrospective method). The adoption did not impact the existing classification of the awards. Excess tax benefits from stock based compensation are now classified in operating activities in the statement of cash flows instead of being separately stated in financing activities for the three months ended March 31, 2017 (adopted prospectively).
•During the three months ended March 31, 2017, the Company included approximately $2.6 million in payments of taxes on restricted stock units within financing activities in the unaudited condensed consolidated statements of cash flows. Prior to the adoption of this ASU, the Company included these payments within the operating activities section of the cash flow. Consequently, the Company reclassified $1.5 million in payments of taxes on restricted stock units from operating activities to financing activities during the three months ended March 31, 2016 to conform with the current interim period presentation.
•The Company has elected to continue to estimate forfeitures expected to occur to determine the amount of stock-based compensation cost to be recognized in each period. As such, the guidance relating to forfeitures did not have an impact on its accumulated deficit as of January 1, 2017.
•Additionally, the Company anticipates the potential for increased periodic volatility in future effective tax rates as a result of the continued application of ASU No. 2016-09.
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

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)," which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company adopted this ASU on January 1, 2017. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Standard”). The core principle of the Standard is for a company to recognize revenue for goods or services transferred to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. To do so, a company will be required to exercise more judgment and make more estimates than under current guidance, including in identifying the performance obligations included in the arrangement, estimating and revising the variable consideration, if any, to be included in the transaction price and allocating the transaction price to distinct performance obligations. The FASB further clarified the Standard by issuing ASU No. 2016-10 (Identifying Performance Obligations and Licensing); ASU No. 2016-12 (Narrow-Scope Improvements and Practical Expedients); and ASU No. 2016-20 (Technical Corrections and Improvements).
The Standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (the modified retrospective method). The Standard, as amended, is effective for the company on January 1, 2018. The Company currently expects to adopt the Standard using the full retrospective method which requires that the Standard be applied retrospectively to each prior period presented.
The Company is currently finalizing its assessment of the impact the Standard will have on its consolidated financial statements, including disclosures, and expects that the Standard will materially impact the timing of revenue recognition for fixed or guaranteed minimums intellectual property ("IP") licensing arrangements as revenue could be recognized at a point in time, as opposed to when payments are due and payable under current guidance; the Company will also be required to compute and recognize interest income over time as control over the IP generally transfers significantly in advance of cash being received from customers. Similarly and as the Standard does not provide a lagged reporting exception, the Company will be required to recognize revenue on the basis of sales or usage based royalty estimates, with a true-up recorded in subsequent periods when licensees report actual sales or usage, as applicable.
3. Earnings Per Share
Basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the earnings by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2017	2016
Net income per share:	(In thousands, except per share amounts)
Numerator:
Net income	$3,006	$1,878
Denominator:
Weighted-average shares outstanding - basic	111,464	109,733
Effect of potential dilutive common shares	3,861	2,519
Weighted-average shares outstanding - diluted	115,325	112,252
Basic net income per share	$0.03	$0.02
Diluted net income per share	$0.03	$0.02

For the three months ended March 31, 2017 and 2016, options to purchase approximately 2.0 million and 2.6 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise and related unrecognized stock-based compensation expense.
4. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for each of the reportable segments for the three months ended March 31, 2017:

Reportable Segment:	As of December 31, 2016	Additions to Goodwill (1)	Impairment Charge of Goodwill	Effect of Exchange Rates (2)	As of March 31, 2017
	(In thousands)
MID	$66,643	$—	$—	$—	$66,643
RSD	138,151	803	—	488	139,442
Total	$204,794	$803	$—	$488	$206,085
(1) During the first quarter of 2017, the Company corrected an immaterial error related to an overstatement in prepaids and other current assets that originated in 2016.

(2) Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of
	March 31, 2017
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$66,643	$—	$66,643
RSD	139,442	—	139,442
Other	21,770	(21,770)	—
Total	$227,855	$(21,770)	$206,085
Intangible Assets
The components of the Company’s intangible assets as of March 31, 2017 and December 31, 2016 were as follows:

		As of March 31, 2017
	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$256,929	$(165,479)	$91,450
Customer contracts and contractual relationships	1 to 10 years	65,595	(40,790)	24,805
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	5,100	—	5,100
Total intangible assets		$327,924	$(206,569)	$121,355
(1) The change in gross carrying amount reflects the effects of exchange rates during the period.

		As of December 31, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$256,656	$(156,577)	$100,079
Customer contracts and contractual relationships	1 to 10 years	65,109	(37,900)	27,209
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	5,100	—	5,100
Total intangible assets		$327,165	$(194,777)	$132,388

During the three months ended March 31, 2017, the Company did not purchase or sell any intangible assets. During the three months ended March 31, 2016, the Company did not sell any intangible assets.

Included in customer contracts and contractual relationships are favorable contracts which are acquired software and service agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduces the favorable contract intangible asset. For the three months ended March 31, 2017 and 2016, the Company received $1.2 million and $1.7 million, respectively, related to the favorable contracts. As of March 31, 2017 and December 31, 2016, the net balance of the favorable contract intangible assets was $2.6 million and $3.6 million, respectively.
Amortization expense for intangible assets for the three months ended March 31, 2017 and 2016 was $10.5 million and $7.7 million, respectively. The estimated future amortization of intangible assets as of March 31, 2017 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2017 (remaining 9 months)	$33,021
2018	28,976
2019	19,239
2020	18,560
2021	12,298
Thereafter	9,261
$121,355

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

5.  Segments and Major Customers
For the three months ended March 31, 2017, MID and RSD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.”
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

The tables below present reported segment operating income (loss) for the three months ended March 31, 2017 and 2016, respectively.

	For the Three Months Ended March 31, 2017
	MID	RSD	Other	Total
	(In thousands)
Revenues	$70,595	$23,205	$3,551	$97,351
Segment operating expenses	20,255	12,399	8,735	41,389
Segment operating income (loss)	$50,340	$10,806	$(5,184)	$55,962
Reconciling items				(42,528)
Operating income				$13,434
Interest and other income (expense), net				(3,052)
Income before income taxes				$10,382

	For the Three Months Ended March 31, 2016
	MID	RSD	Other	Total
	(In thousands)
Revenues	$53,545	$14,101	$5,036	$72,682
Segment operating expenses	12,043	11,910	7,126	31,079
Segment operating income (loss)	$41,502	$2,191	$(2,090)	$41,603
Reconciling items				(32,309)
Operating income				$9,294
Interest and other income (expense), net				(2,899)
Income before income taxes				$6,395
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at March 31, 2017 and December 31, 2016, respectively, was as follows:

	As of
Customer	March 31, 2017	December 31, 2016
Customer 1 (RSD reportable segment)	*	17%
Customer 2 (Other segment)	10%	12%
Customer 3 (MID reportable segment)	14%	13%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period

Revenue from the Company’s major customers representing 10% or more of total revenue for the three months ended March 31, 2017 and 2016, respectively, was as follows:

	Three Months Ended
	March 31,
Customer	2017	2016
Customer A (MID and RSD reportable segments)	17%	21%
Customer B (MID reportable segment)	13%	22%
Customer C (MID reportable segment)	14%	13%

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
South Korea	$28,969	$31,454
USA	38,438	25,265
Japan	6,518	4,987
Europe	4,438	3,793
Canada	1,068	214
Singapore	7,747	4,619
Asia-Other	10,173	2,350
Total	$97,351	$72,682

6. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government-sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.  As of March 31, 2017 and December 31, 2016, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of March 31, 2017
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$11,075	$11,075	$—	$—	0.60%
U.S. Government bonds and notes	35,975	35,975	1	(1)	0.72%
Corporate notes, bonds, commercial paper and other	86,647	86,669	—	(22)	0.80%
Total cash equivalents and marketable securities	133,697	133,719	1	(23)
Cash	53,928	53,928	—	—
Total cash, cash equivalents and marketable securities	$187,625	$187,647	$1	$(23)

	As of December 31, 2016
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,681	$10,681	$—	$—	0.41%
U.S. Government bonds and notes	48,292	48,291	1	—	0.39%
Corporate notes, bonds, commercial paper and other	62,178	62,199	—	(21)	0.66%
Total cash equivalents and marketable securities	121,151	121,171	1	(21)
Cash	51,031	51,031	—	—
Total cash, cash equivalents and marketable securities	$172,182	$172,202	$1	$(21)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	March 31, 2017	December 31, 2016
	(In thousands)
Cash equivalents	$123,527	$84,263
Short term marketable securities	10,170	36,888
Total cash equivalents and marketable securities	133,697	121,151
Cash	53,928	51,031
Total cash, cash equivalents and marketable securities	$187,625	$172,182

The Company continues to invest in highly rated quality, highly liquid debt securities. As of March 31, 2017, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016 are as follows:

	Fair Value		Gross Unrealized Loss
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(In thousands)
Less than one year
U.S. Government bonds and notes	$12,982	$18,395	$(1)	$—
Corporate notes, bonds and commercial paper	85,967	54,377	(22)	(21)
Total Corporate notes, bonds, and commercial paper and U.S. Government bonds and notes	$98,949	$72,772	$(23)	$(21)

The gross unrealized loss at March 31, 2017 and December 31, 2016 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. There is no need to sell these investments, and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 7, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

7. Fair Value of Financial Instruments
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$11,075	$11,075	$—	$—
U.S. Government bonds and notes	35,975	—	35,975	—
Corporate notes, bonds, commercial paper and other	86,647	680	85,967	—
Total available-for-sale securities	$133,697	$11,755	$121,942	$—

	As of December 31, 2016
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$10,681	$10,681	$—	$—
U.S. Government bonds and notes	48,292	—	48,292	—
Corporate notes, bonds, commercial paper and other	62,178	303	61,875	—
Total available-for-sale securities	$121,151	$10,984	$110,167	$—

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
For the three months ended March 31, 2017 and 2016, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017			As of December 31, 2016
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.125% Convertible Senior Notes due 2018 (the "2018 Notes")	$138,000	$127,916	$162,669	$138,000	$126,167	$173,961

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 8, "Convertible Notes," as of March 31, 2017, the 2018 Notes are carried at their face value of $138.0 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.

8. Convertible Notes
The Company’s convertible notes are shown in the following table:

(In thousands)	As of March 31, 2017	As of December 31, 2016
1.125% Convertible Senior Notes due 2018	$138,000	$138,000
Unamortized discount	(9,305)	(10,913)
Unamortized debt issuance costs	(779)	(920)
Total convertible notes	$127,916	$126,167
Less current portion	—	—
Total long-term convertible notes	$127,916	$126,167
Interest expense related to the notes for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
2018 Notes coupon interest at a rate of 1.125%	$388	$388
2018 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 5.5%	1,749	1,651
Total interest expense on convertible notes	$2,137	$2,039

9. Commitments and Contingencies
As of March 31, 2017, the Company’s material contractual obligations were as follows (in thousands):

	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$20,661	$4,743	$6,447	$6,602	$2,869	$—	$—
Leases and other contractual obligations	13,947	5,086	3,400	2,194	1,353	1,369	545
Software licenses (3)	21,009	7,251	10,226	3,532	—	—	—
Convertible notes	138,000	—	138,000	—	—	—	—
Interest payments related to convertible notes	2,328	776	1,552	—	—	—	—
Total	$195,945	$17,856	$159,625	$12,328	$4,222	$1,369	$545
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $23.1 million including $20.7 million recorded as a reduction of long-term deferred tax assets and $2.4 million in long-term income taxes payable as of March 31, 2017. As noted below in Note 12, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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

Building lease expense was approximately $0.9 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. Deferred rent of $0.4 million and $0.5 million as of March 31, 2017 and December 31, 2016, respectively, was included primarily in other current liabilities.
Indemnification
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification or liability that the Company could be exposed to under these agreements, however, this is not always possible. The fair value of the liability as of March 31, 2017 and December 31, 2016 is not material.
10. Equity Incentive Plans and Stock-Based Compensation
As of March 31, 2017, 4,753,369 shares of the 35,400,000 cumulative shares approved under both the current 2015 Equity Incentive Plan (the “2015 Plan”) and past 2006 Equity Incentive Plan (the “2006 Plan”) remain available for grant, which included an increase of 4,000,000 shares approved under the 2015 Plan. On April 23, 2015, the Company's stockholders approved the 2015 Plan, which authorizes 4,000,000 shares for future issuance plus the number of shares that remained available for grant under the 2006 Plan as of the effective date of the 2015 Plan. The 2015 Plan became effective and replaced the 2006 Plan on April 23, 2015. The 2015 Plan was the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of March 31, 2017. No further awards will be made under the 2006 Plan, but the 2006 Plan will continue to govern awards previously granted under it. In addition, any shares subject to stock options or other awards granted under the 2006 Plan that on or after the effective date of the 2015 Plan are forfeited, cancelled, exchanged or surrendered or terminate under the 2006 Plan will become available for grant under the 2015 Plan.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2016	7,305,368
Stock options granted	(458,426)
Stock options forfeited	860,206
Nonvested equity stock and stock units granted (1) (2)	(3,326,559)
Nonvested equity stock and stock units forfeited (1)	372,780
Total available for grant as of March 31, 2017	4,753,369
_________________________________________

(1)
For purposes of determining the number of shares available for grant under the 2015 Plan against the maximum number of shares authorized, each share of restricted stock granted reduces the number of shares available for grant by 1.5 shares and each share of restricted stock forfeited increases shares available for grant by 1.5 shares.

(2)
Amount includes 266,847 shares that have been reserved for potential future issuance related to certain performance unit awards granted in the first quarter of 2017 and discussed under the section titled "Nonvested Equity Stock and Stock Units" below.

General Stock Option Information
The following table summarizes stock option activity under the 2006 Plan and 2015 Plan for the three months ended March 31, 2017 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2017.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2016	7,008,833	$9.34
Options granted	458,426	$12.80
Options exercised	(324,985)	$7.03
Options forfeited	(860,206)	$14.55
Outstanding as of March 31, 2017	6,282,068	$9.00	5.49	$29,538
Vested or expected to vest at March 31, 2017	6,175,245	$8.96	5.44	$29,335
Options exercisable at March 31, 2017	4,060,026	$8.99	4.55	$20,333

No stock options that contain a market condition were granted during the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, there were 915,000 and 1,135,000, respectively, stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable. The fair values of the options granted with a market condition were calculated, on their respective grant dates, using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at March 31, 2017, based on the $13.14 closing stock price of Rambus’ common stock on March 31, 2017 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of March 31, 2017 was 5,672,298 and 3,471,482, respectively.
Employee Stock Purchase Plan
No purchases were made under the 2015 Employee Stock Purchase Plan ("2015 ESPP") during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, 1,451,643 shares under the 2015 ESPP remain available for issuance.
Stock-Based Compensation
For the three months ended March 31, 2017 and 2016, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
During the three months ended March 31, 2017, the Company granted 458,426 stock options with an estimated total grant-date fair value of $1.9 million. During the three months ended March 31, 2017, the Company recorded stock-based compensation expense related to stock options of $0.8 million.
During the three months ended March 31, 2016, the Company granted 440,000 stock options with an estimated total grant-date fair value of $2.1 million. During the three months ended March 31, 2016, the Company recorded stock-based compensation expense related to stock options of $1.2 million.
As of March 31, 2017, there was $5.6 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested as of March 31, 2017 was $21.3 million.

The total intrinsic value of options exercised was $2.0 million for the three months ended March 31, 2017. The total intrinsic value of options exercised was $3.1 million for the three months ended March 31, 2016. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
During the three months ended March 31, 2017, net proceeds from employee stock option exercises totaled approximately $2.3 million.
Employee Stock Purchase Plan
For the three months ended March 31, 2017, the Company recorded compensation expense related to the 2015 ESPP of $0.5 million. For the three months ended March 31, 2016, the Company recorded compensation expense related to the 2015 ESPP of $0.5 million. As of March 31, 2017, there was $0.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.
Tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three months ended March 31, 2017 and 2016 calculated in accordance with accounting for share-based payments were $0.3 million and zero, respectively.
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

	Stock Option Plan
	Three Months Ended
	March 31,
	2017	2016
Stock Option Plan
Expected stock price volatility	32%	36%
Risk free interest rate	1.9%	1.7%
Expected term (in years)	5.4	6.1
Weighted-average fair value of stock options granted to employees	$4.14	$4.66
No shares were issued under the 2015 ESPP during the three months ended March 31, 2017 and 2016, respectively.

Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three months ended March 31, 2017, the Company granted nonvested equity stock units totaling 2,039,808 shares under the 2015 Plan. During the three months ended March 31, 2016, the Company granted nonvested equity stock units totaling 1,840,184 shares under the 2015 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is 1 year. For the three months ended March 31, 2017, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $26.2 million. For the three months ended March 31, 2016, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $22.7 million. During the first quarters of 2017 and 2016, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance conditions. The ultimate number of performance units that can be earned can range from 0% to 150% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company's shares available for grant has been reduced to reflect the shares that could be earned at 150% of target. During the three months ended March 31, 2017 and 2016, the Company recorded $0.9 million and $0.6 million, respectively, of stock-based compensation expense related to these performance unit awards.
For the three months ended March 31, 2017, the Company recorded stock-based compensation expense of approximately $5.3 million related to all outstanding nonvested equity stock grants. For the three months ended March 31, 2016, the Company recorded stock-based compensation expense of approximately $3.2 million. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $56.4 million at March 31, 2017. This amount is expected to be recognized over a weighted average period of 3.0 years.
The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2017:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2016	4,863,056	$12.33
Granted	2,039,808	$12.82
Vested	(553,505)	$11.47
Forfeited	(222,609)	$12.24
Nonvested at March 31, 2017	6,126,750	$12.57

11.  Stockholders’ Equity
Share Repurchase Program
During the three months ended March 31, 2017, the Company did not repurchase any shares of its common stock under its share repurchase program.
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

As of March 31, 2017, there remained an outstanding authorization to repurchase approximately 11.5 million shares of the Company's outstanding common stock under the current share repurchase program.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

12. Income Taxes
The Company recorded a provision for income taxes of $7.4 million and $4.5 million for the three months ended March 31, 2017 and 2016, respectively. The income taxes for the three months ended March 31, 2017 is primarily comprised of the Company's U.S. federal, state and foreign taxes and income tax expense recognized from exercises and expiration of out-of-the-money fully vested shares from equity incentive plans. Similarly, the income taxes for the three months ended March 31, 2016 was primarily comprised of the Company's U.S. federal, state and foreign taxes and income tax expense recognized from exercises and expiration of shares from equity incentive plans.
During the three months ended March 31, 2017, the Company paid withholding taxes of $5.5 million. During the three months ended March 31, 2016, the Company paid withholding taxes of $5.5 million.

As of March 31, 2017, the Company’s unaudited condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $221.1 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible notes.
As of March 31, 2017, the Company continues to maintain a valuation allowance against the majority of its state deferred tax assets. Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realizability of the Company's net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company continues to maintain a deferred tax asset valuation allowance of $25.9 million as of March 31, 2017.

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

As of March 31, 2017, the Company had approximately $23.1 million of unrecognized tax benefits, including $20.7 million recorded as a reduction of long-term deferred tax assets and $2.4 million in long-term income taxes payable. If recognized, approximately $2.4 million would be recorded as an income tax benefit. As of December 31, 2016, the Company had $21.9 million of unrecognized tax benefits, including $19.7 million recorded as a reduction of long-term deferred tax assets and $2.2 million recorded in long-term income taxes payable.

Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At March 31, 2017 and December 31, 2016, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India, the U.K., the Netherlands and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2013 and forward. The California returns are subject to examination from 2010 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ending March 2012 and forward. The Company is currently under examination by California for the 2010 and 2011 tax years and New York for the 2013, 2014 and 2015 tax years. The Company’s India subsidiary is under examination by the Indian tax administration for tax years beginning with 2011, except for 2014, which was assessed in the Company's favor. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.
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
Rambus, CryptoFirewallTM, CryptoMediaTM and CryptoManagerTM are trademarks or registered trademarks of Rambus Inc. Other trademarks that may be mentioned in this quarterly report on Form 10-Q are the property of their respective owners.

Executive Summary
During the first quarter of 2017, we signed a license agreement with Western Digital for our Flash-based memory designs. Additionally, we introduced our Unified Payment Platform, extending mobile OEM pay to retailers and our High Bandwidth Memory (HBM) PHY solution, available on GLOBALFOUNDRIES process technology, targeting networking and data center applications and designed for systems that require low latency and high bandwidth memory. Key 2017 first quarter financial results included:

•	Revenue of $97.4 million;

•	Total Operating Costs and Expenses of $83.9 million;

•	Diluted net income per share of $0.03; and

•	Operating cash flows of $17.2 million

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

Our strategy is to continue to augment our patent license business model to provide additional technology, products and services while creating and leveraging strategic synergies to increase revenue. In support of our strategy, we acquired four businesses in 2016 in the fields of mobile payments, smart ticketing, memory buffer chips and SerDes IP cores. On January 25, 2016, our Security division completed the acquisition of Smart Card Software, Ltd. (“SCS”), a privately-held company incorporated in the United Kingdom, for a pound sterling equivalent of $104.7 million in cash. Through this purchase we acquired two complementary businesses: Bell Identification Ltd., a leader in mobile payments, and Ecebs Ltd., a leading supplier of smart ticketing systems. We believe these businesses complement our security division by allowing us to extend our foundational security technology to offer differentiated, value-added security solutions to our customers.

On August 4, 2016, our Memory and Interfaces division completed the acquisition of all the assets of Inphi’s Memory Interconnect Business for $90 million in cash. The acquisition included product inventory, customer contracts, supply chain agreements and intellectual property. On August 5, 2016, our Memory and Interfaces division completed the acquisition of the assets of Semtech Corporation’s Snowbush IP group for $32 million in cash. Snowbush IP, formerly part of Semtech’s Systems Innovation Group, is a provider of silicon-proven, high-performance serial link solutions. We believe these acquisitions strengthen our market position for memory buffer chip products and bolster our SerDes and IP offerings enabling us to better address the needs of the server, networking and data center market.

Organization

We have organized the business into four operational units: (1) Memory and Interfaces, or MID, which focuses on the design, development, manufacturing through partnerships and licensing of technology and solutions that is related to memory and interfaces; (2) Security, or RSD, which focuses on the design, development, deployment and licensing of technologies for chip, system and in-field application security, anti-counterfeiting, smart ticketing and mobile payments; (3) Emerging Solutions, or ESD, which encompasses our long-term research and development efforts in the area of emerging technologies; and (4) Lighting, or RLD, which focuses on the design, development and licensing of technologies for advanced LED-based lighting solutions. As of March 31, 2017, MID and RSD met quantitative thresholds for disclosure as reportable segments. Results for ESD and RLD are shown under “Other.” For additional information concerning segment reporting, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Revenue Sources

Our inventions and technology solutions are offered to our customers through patent, technology, software and IP core licenses, as well as product sales and services. Today, our primary source of revenue is derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer’s own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods of up to ten years. Leading consumer product, industrial, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, GE, IBM, Intel, LSI, Micron, Nanya, NVIDIA, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics, Toshiba and Xilinx have licensed our patents. The vast majority of our patents were secured through our internal research and development efforts across all of our business units. Royalties from patent licenses accounted for 65% and 81% of our consolidated revenue for the three months ended March 31, 2017 and 2016, respectively.

We also offer our customers technology licenses to support the implementation and adoption of our technology in their products or services. Our customers include leading companies such as Eaton, GE, IBM, Panasonic, Qualcomm, Samsung, Sony and Toshiba. Our technology license offerings include a range of technologies for incorporation into our customers’ products and systems. We also offer a range of services as part of our technology licenses which can include know-how and technology transfer, product design and development, system integration, and other services. These technology license agreements may have both a fixed price (non-recurring) component and ongoing use fees and in some cases, royalties. Further, under technology licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us. Royalties from technology licenses accounted for 6% and 5% of our consolidated revenue for the three months ended March 31, 2017 and 2016, respectively.

The remainder of our revenue is contract services and other revenue, which includes our product sales, IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period. Contract and other revenue accounted for 29% and 14% of our consolidated revenue for the three months ended March 31, 2017 and 2016, respectively.

Expenses

Engineering expenses continue to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three months ended March 31, 2017 increased $15.0 million as compared to the same period in 2016 primarily due to the business acquisitions during 2016. This includes increased cost of sales associated with higher sales of memory and security products and engineering services of $5.1 million, increased headcount related expenses of $4.5 million, increased amortization costs of $2.4 million, increased expenses related to software design tools of $1.9 million, increased consulting costs of $1.2 million and increased stock-based compensation expense of $0.9 million, offset by lower prototyping costs of $0.3 million.

Sales, general and administrative expenses for the three months ended March 31, 2017 increased $5.1 million as compared to the same period in 2016 primarily due to the business acquisitions during 2016. This includes increased consulting costs of $2.2 million, increased headcount related expenses of $1.6 million, increased bonus accrual expense of $1.2 million, increased stock-based compensation expense of $0.8 million, increased travel costs of $0.6 million and increased sales and marketing expenses of $0.4 million, offset by decreased acquisition related costs of $1.8 million.

Intellectual Property

As of March 31, 2017, our semiconductor, lighting, security and other technologies are covered by 2,033 U.S. and foreign patents. Additionally, we have 593 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.

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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 57% and 70% of our revenue for the three months ended March 31, 2017 and 2016, respectively. For both the three months ended March 31, 2017 and 2016, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. While we expect Samsung, SK hynix and Micron to account for a significant portion of our ongoing licensing revenue, the particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 61% and 65% of our total revenue for the three months ended March 31, 2017 and 2016, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, the majority of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk. For additional information concerning international revenue, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
Engineering costs as well as sales, general and administrative expenses in the aggregate increased in the first quarter of 2017 as compared to the same period in 2016. Engineering costs as a percentage of revenue increased and sales, general and administrative expenses as a percentage of revenue decreased in the first quarter of 2017 as compared to the same period in 2016. In the near term, we expect these costs in the aggregate to be higher as we intend to continue to make investments in the infrastructure and technologies required to increase our product innovation in semiconductor, security, mobile payments, smart cards and other technologies, including costs related to the various acquisitions. In addition, while we have not been involved in material litigation since 2014, to the extent litigation is again necessary, our expectations on the amount and timing of any future general and administrative costs is uncertain.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Royalties	70.8%	86.5%
Contract and other revenue	29.2%	13.5%
Total revenue	100.0%	100.0%
Operating costs and expenses:
Cost of revenue*	20.3%	16.8%
Research and development*	37.0%	39.2%
Sales, general and administrative*	28.9%	31.8%
Gain from settlement	—%	(0.6)%
Total operating costs and expenses	86.2%	87.2%
Operating income	13.8%	12.8%
Interest income and other income (expense), net	0.2%	0.3%
Interest expense	(3.3)%	(4.3)%
Interest and other income (expense), net	(3.1)%	(4.0)%
Income before income taxes	10.7%	8.8%
Provision for income taxes	7.6%	6.2%
Net income	3.1%	2.6%
_________________________________________
*    Includes stock-based compensation:

Cost of revenue	0.0%	0.0%
Research and development	3.1%	2.9%
Sales, general and administrative	3.7%	3.8%

	Three Months
	Ended March 31,		Change in
(Dollars in millions)	2017	2016	Percentage
Total Revenue
Royalties	$69.0	$62.9	9.7%
Contract and other revenue	28.4	9.8	189.6%
Total revenue	$97.4	$72.7	33.9%

Royalty Revenue

Patent Licenses

Our patent royalties increased approximately $4.2 million to $63.3 million for the three months ended March 31, 2017 from $59.1 million for the same period in 2016. The increase was primarily due to higher royalty revenue from NVIDIA, Western Digital and Winbond Electronics, offset by lower royalty revenue from AMD and SK hynix.
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
Technology Licenses
Royalties from technology licenses increased approximately $1.9 million to $5.7 million for the three months ended March 31, 2017 from $3.8 million for the same period in 2016. The increase was primarily due to higher royalties from GLOBALFOUNDRIES and various security technology license revenue customers, offset by lower royalties from Eaton.
In the future, we expect technology royalties will continue to vary from period to period based on our customers’ shipment volumes, sales prices, and product mix.

Royalty Revenue by Reportable Segments

Royalty revenue from the MID reportable segment, which includes patent and technology license royalties, increased approximately $4.8 million to $56.6 million for the three months ended March 31, 2017 from $51.8 million for the same period in 2016. The increase was primarily due to higher royalty revenue recognized from GLOBALFOUNDRIES, Western Digital and Winbond Electronics, offset by lower royalty revenue from AMD and SK hynix.
Royalty revenue from the RSD reportable segment, which includes patent and technology license royalties, increased approximately $2.2 million to $12.3 million for the three months ended March 31, 2017 from $10.1 million for the same period in 2016. The increase was primarily due to higher royalty revenue from NVIDIA and various other customers.
Royalty revenue from the Other segment was immaterial for both the three months ended March 31, 2017 and 2016, and decreased period over period due to decreased royalties from technology licenses associated with lower shipments of lighting products.
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development projects and sale of memory, security and lighting products. Contract and other revenue increased approximately $18.6 million to $28.4 million for the three months ended March 31, 2017 from $9.8 million for the same period in 2016. The increase was primarily due to sales of memory products, including revenue from the Snowbush IP and the Memory Interconnect Business, and increased security technology development projects, offset by decreased sales of light guides.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, new technology development contracts booked in the future and product sales.
Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment increased approximately $12.3 million to $14.0 million for the three months ended March 31, 2017 from $1.7 million for the same period in 2016, primarily due to sales of memory products, including revenue from the Snowbush IP and the Memory Interconnect Business.
Contract and other revenue from the RSD reportable segment increased approximately $6.9 million to $10.9 million for the three months ended March 31, 2017 from $4.0 million for the same period in 2016, primarily due to higher revenue from Qualcomm, Renesas and other security technology development projects.
Contract and other revenue from the Other segment decreased approximately $0.6 million to $3.5 million for the three months ended March 31, 2017 from $4.1 million for the same period in 2016. The decrease was primarily due to decreased sales of light guides and decreased revenue from lighting technology development projects.

Engineering costs:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2017	2016	Percentage
Engineering costs
Cost of revenue	$10.9	$5.8	87.2%
Amortization of intangible assets	8.8	6.4	38.3%
Stock-based compensation	0.0	0.0	—%
Total cost of revenue	19.7	12.2	61.6%
Research and development	33.0	26.4	24.7%
Stock-based compensation	3.0	2.1	44.8%
Total research and development	36.0	28.5	26.2%
Total engineering costs	$55.7	$40.7	36.8%
Total engineering costs increased $15.0 million for the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to increased cost of sales associated with higher sales of memory and security products and engineering services of $5.1 million, increased headcount related expenses of $4.5 million, increased amortization costs of $2.4 million, increased expenses related to software design tools of $1.9 million, increased consulting costs of $1.2 million and increased stock-based compensation expense of $0.9 million, offset by lower prototyping costs of $0.3 million. Most of the increases were primarily due to the business acquisitions during 2016.
In the near term, we expect engineering costs to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies, including costs related to various acquisitions.
Sales, general and administrative costs:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2017	2016	Percentage
Sales, general and administrative costs
Sales, general and administrative costs	$24.6	$20.3	21.1%
Stock-based compensation	3.6	2.8	28.9%
Total sales, general and administrative costs	$28.2	$23.1	22.0%
Total sales, general and administrative costs increased $5.1 million for the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to increased consulting costs of $2.2 million, increased headcount related expenses of $1.6 million, increased bonus accrual expense of $1.2 million, increased stock-based compensation expense of $0.8 million, increased travel costs of $0.6 million and increased sales and marketing expenses of $0.4 million, offset by decreased acquisition related costs of $1.8 million. Most of the increases were primarily due to the business acquisitions during 2016.
In the future, sales, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative costs to remain relatively flat.

Gain from settlement:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2017	2016	Percentage
Gain from settlement	$—	$0.4	(100.0)%

The settlements with SK hynix and Micron are multiple element arrangements for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with SK hynix and the settlement with Micron which included a third party valuation using an income approach (the “SK hynix Fair Value” and "Micron Fair Value", respectively). The total gain from settlement related to the settlements with SK hynix and Micron was $1.9 million and $3.3 million, respectively. As of the end of the second quarter of 2016, the total gain from settlement related to the settlements with SK hynix and Micron has been fully recognized. During the three months ended March 31, 2016, we recognized $0.4 million as gain from settlement, which represents the portion of the SK hynix Fair Value and Micron Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlements.

Interest and other income (expense), net:

	Three Months
	Ended March 31,		Change in
(Dollars in millions)	2017	2016	Percentage
Interest income and other income (expense), net	$0.2	$0.2	(36.4)%
Interest expense	(3.2)	(3.1)	2.1%
Interest and other income (expense), net	$(3.0)	$(2.9)	5.3%
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
Provision for income taxes:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2017	2016	Percentage
Provision for income taxes	$7.4	$4.5	63.3%
Effective tax rate	71.0%	70.6%
Our effective tax rate for the three months ended March 31, 2017 was different from the U.S. statutory tax rate primarily due to income tax expense recognized from exercises and expiration of out-of-the-money fully vested shares from our equity incentive plans. Similarly, the effective tax rate was consistent for the three months ended March 31, 2017 as compared to the same period in 2016, due to income tax expense recognized from exercises and expiration of vested shares from our equity incentive plans in 2016.
We recorded a provision for income taxes of $7.4 million and $4.5 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016, we paid withholding taxes of $5.5 million and $5.5 million, respectively.
As of March 31, 2017, we continue to maintain a valuation allowance against the majority of our state deferred tax assets. We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.
Liquidity and Capital Resources

	As of
	March 31, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$177.4	$135.3
Marketable securities	10.2	36.9
Total cash, cash equivalents, and marketable securities	$187.6	$172.2

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Net cash provided by operating activities	$17.2	$17.8
Net cash provided by (used in) investing activities	$25.1	$(27.5)
Net cash provided by (used in) financing activities	$(0.5)	$2.6

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the three months ended March 31, 2017 were funded primarily from cash collected from our customers.
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

As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth, including the acquisitions of SCS, assets of the Snowbush IP group and the Memory Interconnect Business.

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

As of March 31, 2017, there remained an outstanding authorization to repurchase approximately 11.5 million shares of our outstanding common stock under the current share repurchase program. See “Share Repurchase Program” below.

Operating Activities

Cash provided by operating activities of $17.2 million for the three months ended March 31, 2017 was primarily attributable to the cash generated from customer licensing, software license and related implementation, support and maintenance fees, product sales and engineering services fees. Changes in operating assets and liabilities for the three months ended March 31, 2017 primarily included a decrease in accrued salaries and benefits and other liabilities mainly due to the payout of the Corporate Incentive Plan, an increase in accounts receivable and a decrease in prepaids and other current assets.
Cash provided by operating activities of $17.8 million for the three months ended March 31, 2016 was primarily attributable to the cash generated from customer licensing. Changes in operating assets and liabilities for the three months ended March 31,

2016 primarily included a decrease in accrued salaries and benefits and other liabilities mainly due to the payout of the Corporate Incentive Plan, a decrease in accounts receivable and an increase in prepaids and other current assets.
Investing Activities
Cash provided by investing activities of $25.1 million for the three months ended March 31, 2017 primarily consisted of $27.0 million received from the maturities of available-for-sale marketable securities, offset by $1.9 million paid to acquire property, plant and equipment.
Cash used in investing activities of $27.5 million for the three months ended March 31, 2016 primarily consisted of cash paid for the acquisition of SCS of $92.6 million, net of cash acquired of $12.1 million, $1.6 million paid to acquire property, plant and equipment, offset by proceeds from the maturities of available-for-sale marketable securities of $54.6 million.
Financing Activities
Cash used in financing activities of $0.5 million for the three months ended March 31, 2017 primarily consisted of $2.6 million in payments of taxes on restricted stock units, offset by $2.2 million proceeds from the issuance of common stock under equity incentive plans.
Cash provided by financing activities was $2.6 million for the three months ended March 31, 2016. We received proceeds of $3.8 million from the issuance of common stock under equity incentive plans, offset by $1.5 million in payments of taxes on restricted stock units, which were reclassified from operating activities to conform with the current interim period presentation due to the adoption of Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” as of January 1, 2017. Refer to Note 2, “Recent Accounting Pronouncements,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further details regarding the adoption of this ASU.
Contractual Obligations
As of March 31, 2017, our material contractual obligations were (in thousands):

	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$20,661	$4,743	$6,447	$6,602	$2,869	$—	$—
Leases and other contractual obligations	13,947	5,086	3,400	2,194	1,353	1,369	545
Software licenses (3)	21,009	7,251	10,226	3,532	—	—	—
Convertible notes	138,000	—	138,000	—	—	—	—
Interest payments related to convertible notes	2,328	776	1,552	—	—	—	—
Total	$195,945	$17,856	$159,625	$12,328	$4,222	$1,369	$545
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $23.1 million including $20.7 million recorded as a reduction of long-term deferred tax assets and $2.4 million in long-term income taxes payable as of March 31, 2017. As noted in Note 12, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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
Share Repurchase Program
During the three months ended March 31, 2017, we did not repurchase any shares of our common stock.

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

As of March 31, 2017, there remained an outstanding authorization to repurchase approximately 11.5 million shares of our outstanding common stock under the current share repurchase program.

We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) goodwill, (3) intangible assets, (4) income taxes and (5) stock-based compensation. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of March 31, 2017, we had an investment portfolio of fixed income marketable securities of $133.7 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of March 31, 2017, the fair value of the portfolio would decline by approximately $0.7 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the Netherlands and the United Kingdom, design centers in Canada, India and Finland and small business development offices in Australia, China, Japan, Korea, Singapore and Taiwan. We monitor our foreign currency exposure; however, as of March 31, 2017, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We face competition from semiconductor and digital electronics products and systems companies, other semiconductor intellectual property companies that provide security cores and non-edge lit LED lighting options that are available to the market. We believe the principal competition for our technologies may come from our prospective customers, some of which are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. Some of our competitors use a system-level design approach similar to ours, including activities such as board and package design, power and signal integrity analysis, and thermal management. Many of these companies are larger and may have better access to financial, technical and other resources than we possess.
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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 57% and 70% of our revenue for the three months ended March 31, 2017 and 2016, respectively. For both of the three months ended March 31, 2017 and 2016, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. Additionally, our top five customers represented approximately 63% and 65% of our revenues for the years ended December 31, 2016 and 2015, respectively. For both of the years ended December 31, 2016 and 2015, revenues from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue in each year. We extended our license agreement with Samsung in December 2013, and we expect Samsung to continue to account for a significant portion of our licensing revenue. We also entered into settlement agreements with each of SK hynix and Micron (which included Elpida, which Micron had acquired in July 2013) in June 2013 and December 2013, respectively. In June 2015, we also extended our license agreement with SK hynix. As a result of the renewal and such settlements, we expect each of Samsung, SK hynix and Micron to account for a significant portion of our licensing revenue in the future. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
Some of our revenue is subject to the pricing policies of our customers over which we have no control.
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
From time to time, we engage in acquisitions, strategic transactions and strategic investments, such as our 2016 acquisitions of SCS, the assets of the Snowbush IP group and the Memory Interconnect Business. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, including if we are unable to close any pending acquisitions. For example, for any pending or completed acquisitions, we may discover unidentified issues not discovered in due diligence, and we may be subject to liabilities that are not covered by indemnification protection or become subject to litigation. Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers of the acquired business; minimizing the diversion of management's and other employees’ attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures.
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
For the three months ended March 31, 2017 and 2016, revenues received from our international customers constituted approximately 61% and 65%, respectively, of our total revenue. Additionally, for the years ended December 31, 2016 and 2015, revenues received from our international customers constituted approximately 64% and 60%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
We currently have international business operations in the United Kingdom and the Netherlands, international design operations in Canada, India, Finland and France, and business development operations in Australia, China, Japan, Korea, Singapore and Taiwan. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:

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
Any downturn in economic conditions or other business factors could threaten the financial health of our counterparties, including companies with which we have entered into licensing and/or settlement agreements, and their ability to fulfill their financial and other obligations to us. Such financial pressures on our counterparties may eventually lead to bankruptcy proceedings or other attempts to avoid financial obligations that are due to us. Because bankruptcy courts have the power to modify or cancel contracts of the petitioner which remain subject to future performance and alter or discharge payment obligations related to pre-petition debts, we may receive less than all of the payments that we would otherwise be entitled to receive from any such counterparty as a result of bankruptcy proceedings.
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
In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established new disclosure and reporting requirements for those companies that use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. These requirements could affect the sourcing and availability of minerals that are used in the manufacture of our products. We have to date incurred costs and expect to incur significant additional costs associated with complying with the disclosure requirements, including for example, due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free.
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

We may from time to time be subject to warranty and product liability claims with regard to product performance and our services. We could incur material losses as a result of warranty, support, repair or replacement costs in response to customer complaints or in connection with the resolution of contemplated or actual legal proceedings relating to such claims. In addition to potential losses arising from claims and related legal proceedings, warranty and product liability claims could affect our reputation and our relationship with customers. We generally attempt to limit the maximum amount of indemnification or liability that we could be exposed to under our contracts, however, this is not always possible.

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
In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. While we generally do not indemnify our customers, some of our agreements provide for indemnification, and some require us to provide technical support and information to a customer that is involved in litigation involving use of our technology. In addition, we may be exposed to indemnification obligations, risks and liabilities that were unknown at the time of acquisitions, including with respect to our acquisitions of SCS, the assets of the Snowbush IP group and the Memory Interconnect Business, and we may agree to indemnify others in the future. Any of these indemnification and support obligations could result in substantial and material expenses. In addition to the time and expense required for us to indemnify or supply such support to our customers, a customer's development, marketing and sales of licensed semiconductors, lighting, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition as a result of lower or no royalty payments.
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

RAMBUS INC.

Date: April 28, 2017	By:	/s/ Rahul Mathur
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