Form 10-Q
period 2017-09-30
RAMBUS INC
filed 2017-10-27
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 109,778,058 as of September 30, 2017.

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

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Effects of security breaches or failures in our or our customers’ products and services on our business;

•	Engineering, sales and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses, operations and expansion;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Effects of government regulations on our industry and business;

•	Manufacturing, shipping and supply partners and/or sale and distribution channels;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements, including our expectations regarding the new revenue recognition standard on our financial position, results of operations or cash flows;

•	Effective tax rates;

•	Restructurings and plans of termination;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	The level and terms of our outstanding debt and the repayment or financing of such debt;

•	Protection of intellectual property;

•	Any changes in laws, agency actions and judicial rulings that may impact the ability to enforce intellectual property rights;

•	Indemnification and technical support obligations;

•	Equity repurchase plans;

•	Issuances of debt or equity securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Effects of fluctuations in currency exchange rates;

•	Outcome and effect of potential future intellectual property litigation and other significant litigation; and

•	Likelihood of paying dividends.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$182,345	$135,294
Marketable securities	1,287	36,888
Accounts receivable	49,799	21,099
Inventories	5,015	5,633
Prepaids and other current assets	10,998	17,867
Total current assets	249,444	216,781
Intangible assets, net	102,545	132,388
Goodwill	209,318	204,794
Property, plant and equipment, net	54,035	58,442
Deferred tax assets	206,503	168,342
Other assets	2,283	2,749
Total assets	$824,128	$783,496
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,016	$9,793
Accrued salaries and benefits	12,278	14,177
Convertible notes, short-term	131,490	—
Deferred revenue	21,224	16,932
Other current liabilities	10,731	10,399
Total current liabilities	182,739	51,301
Convertible notes, long-term	—	126,167
Long-term imputed financing obligation	37,471	38,029
Other long-term liabilities	14,381	15,217
Total liabilities	234,591	230,714
Commitments and contingencies (Notes 9 and 13)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at September 30, 2017 and December 31, 2016	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 109,778,058 shares at September 30, 2017 and 111,053,734 shares at December 31, 2016	110	111
Additional paid-in capital	1,187,987	1,181,230
Accumulated deficit	(592,863)	(615,051)
Accumulated other comprehensive loss	(5,697)	(13,508)
Total stockholders’ equity	589,537	552,782
Total liabilities and stockholders’ equity	$824,128	$783,496
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Revenue:
Royalties	$72,787	$68,298	$211,733	$194,010
Product revenue	8,661	7,092	27,966	14,306
Contract and other revenue	17,686	14,465	51,506	30,722
Total revenue	99,134	89,855	291,205	239,038
Operating costs and expenses:
Cost of product revenue*	5,152	7,031	17,882	12,581
Cost of contract and other revenue	14,456	12,393	43,274	33,139
Research and development*	36,196	33,820	109,718	91,100
Sales, general and administrative*	26,799	24,795	82,122	69,679
Gain from sale of intellectual property	(479)	—	(479)	—
Gain from settlement	—	—	—	(579)
Total operating costs and expenses	82,124	78,039	252,517	205,920
Operating income	17,010	11,816	38,688	33,118
Interest income and other income (expense), net	208	142	491	1,522
Interest expense	(3,287)	(3,193)	(9,754)	(9,497)
Interest and other income (expense), net	(3,079)	(3,051)	(9,263)	(7,975)
Income before income taxes	13,931	8,765	29,425	25,143
Provision for income taxes	6,236	4,254	16,119	14,878
Net income	$7,695	$4,511	$13,306	$10,265
Net income per share:
Basic	$0.07	$0.04	$0.12	$0.09
Diluted	$0.07	$0.04	$0.12	$0.09
Weighted average shares used in per share calculation:
Basic	109,555	110,214	110,353	109,951
Diluted	113,119	113,723	113,861	112,805
_________________________________________
*    Includes stock-based compensation:

Cost of product revenue	$20	$14	$53	$42
Research and development	$2,969	$2,337	$9,048	$6,526
Sales, general and administrative	$3,975	$3,092	$11,068	$8,788

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Net income	$7,695	$4,511	$13,306	$10,265
Other comprehensive income (loss):
Foreign currency translation adjustment	2,581	(2,704)	7,177	(8,903)
Unrealized gain (loss) on marketable securities, net of tax	339	(374)	634	(745)
Total comprehensive income	$10,615	$1,433	$21,117	$617

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$13,306	$10,265
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	20,169	15,356
Depreciation	9,971	9,388
Amortization of intangible assets	31,436	26,045
Non-cash interest expense and amortization of convertible debt issuance costs	5,324	5,025
Deferred income taxes	(4,108)	(4,157)
Excess tax benefits from stock-based compensation	—	(927)
(Gain) loss from disposal of property, plant and equipment	169	(29)
Effect of exchange rate on assumed cash liability from acquisition	—	(985)
Change in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(23,656)	333
Prepaid expenses and other assets	6,824	(3,143)
Inventories	617	(744)
Accounts payable	(2,795)	2,302
Accrued salaries and benefits and other liabilities	(2,658)	(4,772)
Deferred revenue	3,248	7,532
Net cash provided by operating activities	57,847	61,489
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,444)	(4,750)
Acquisition of intangible assets	(120)	—
Purchases of marketable securities	—	(54,869)
Maturities of marketable securities	32,048	85,746
Proceeds from sale of marketable securities	4,450	50,546
Proceeds from sale of property, plant and equipment	28	—
Acquisitions of businesses, net of cash acquired	—	(202,523)
Net cash provided by (used in) investing activities	30,962	(125,850)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	10,792	12,277
Principal payments against lease financing obligation	(625)	(476)
Payments of taxes on restricted stock units	(3,525)	(1,861)
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	(50,036)	—
Excess tax benefits from stock-based compensation	—	927
Net cash provided by (used in) financing activities	(43,394)	10,867
Effect of exchange rate changes on cash and cash equivalents	1,636	(791)
Net increase (decrease) in cash and cash equivalents	47,051	(54,285)
Cash and cash equivalents at beginning of period	135,294	143,764
Cash and cash equivalents at end of period	$182,345	$89,479

Non-cash investing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$1,294	$1,344
Non-cash financing activities during the period:
Additional purchase consideration from acquisition	$—	$10,779

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
For the three and nine months ended September 30, 2017, only MID and RSD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining other operating segments were shown under “Other.”
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Standard”). The core principle of the Standard is for a company to recognize revenue for goods or services transferred to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. To do so, a company will be required to exercise more judgment and make more estimates than under current guidance, including in identifying the performance obligations included in the arrangement, estimating and revising the variable consideration, if any, to be included in the transaction price and allocating the transaction price to distinct performance obligations. The FASB further clarified the Standard by issuing ASU No. 2016-10 (Identifying Performance Obligations and Licensing); ASU No. 2016-12 (Narrow-Scope Improvements and Practical Expedients); and ASU No. 2016-20 (Technical Corrections and Improvements).
The Standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Standard, as amended, is effective for the Company on January 1, 2018. The Company has yet to make a final decision regarding the adoption method it will use but believes it will adopt the Standard on a full retrospective basis, with a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2016 determined on the basis of the impact of the Standard on the accounting for contracts that are not completed as of that date.
Although the Company has yet to finalize its evaluation and quantification of the effects that the Standard will have on its consolidated financial statements, and to finalize the design and implementation of related changes to its policies, procedures and controls, the Company expects the Standard to materially impact the timing of revenue recognition for its fixed-fee intellectual property (IP) licensing arrangements (including certain fixed-fee agreements that license the Company's existing IP portfolio as well as IP added to this portfolio during the license term) as a majority of such revenue would be recognized at inception of the license term, as opposed to over time as is the case under current U.S. GAAP, and the Company will be required to compute and recognize interest income over time as control over the IP generally transfers significantly in advance of cash being received from customers. In addition, the Company is currently assessing its minimum guarantee contracts to determine whether, under the Standard, revenue should be recognized at contract inception or over the contract term. The Company expects that any change to current revenue recognition practices may significantly increase volatility in its quarterly revenue trends.
In accordance with existing U.S. GAAP, the Company currently recognizes revenue from per-unit royalty-based IP licenses in the period the licensee reports its sales, generally in the quarter after the underlying sales by the licensee occurred. On adoption of the Standard, such royalties will be recognized as revenue during the period in which the licensee's sales are estimated to have occurred, which will result in an adjustment to revenue when actual amounts are subsequently reported by the Company's licensees.
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
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income per share:	(In thousands, except per share amounts)
Numerator:
Net income	$7,695	$4,511	$13,306	$10,265
Denominator:
Weighted-average shares outstanding - basic	109,555	110,214	110,353	109,951
Effect of potential dilutive common shares	3,564	3,509	3,508	2,854
Weighted-average shares outstanding - diluted	113,119	113,723	113,861	112,805
Basic net income per share	$0.07	$0.04	$0.12	$0.09
Diluted net income per share	$0.07	$0.04	$0.12	$0.09
For the three months ended September 30, 2017 and 2016, options to purchase approximately 1.8 million and 1.8 million shares, respectively, and for the nine months ended September 30, 2017 and 2016, options to purchase approximately 1.9 million and 2.2 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise and related unrecognized stock-based compensation expense.
4. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for each of the reportable segments for the nine months ended September 30, 2017:

Reportable Segment:	As of December 31, 2016	Additions to Goodwill (1)	Impairment of Goodwill	Effect of Exchange Rates (2)	As of September 30, 2017
	(In thousands)
MID	$66,643	$—	$—	$—	$66,643
RSD	138,151	803	—	3,721	142,675
Total	$204,794	$803	$—	$3,721	$209,318
(1) During the first quarter of 2017, the Company corrected an immaterial error related to an overstatement in prepaids and other current assets that originated in 2016.

(2) Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of
	September 30, 2017
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$66,643	$—	$66,643
RSD	142,675	—	142,675
Other	21,770	(21,770)	—
Total	$231,088	$(21,770)	$209,318
Intangible Assets
The components of the Company’s intangible assets as of September 30, 2017 and December 31, 2016 were as follows:

		As of September 30, 2017
	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$258,792	$(183,590)	$75,202
Customer contracts and contractual relationships	1 to 10 years	68,376	(46,133)	22,243
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	5,100	—	5,100
Total intangible assets		$332,568	$(230,023)	$102,545
(1) The change in gross carrying amount reflects the effects of exchange rates during the period.

		As of December 31, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$256,656	$(156,577)	$100,079
Customer contracts and contractual relationships	1 to 10 years	65,109	(37,900)	27,209
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	5,100	—	5,100
Total intangible assets		$327,165	$(194,777)	$132,388

During the three and nine months ended September 30, 2017, the Company acquired patents related to its memory technology for an immaterial amount. During the three and nine months ended September 30, 2016, the Company did not sell any intangible assets.

Included in customer contracts and contractual relationships are favorable contracts which are acquired software and service agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduces the favorable contract intangible asset. For the three months ended September 30, 2017 and 2016, the Company received $0.5 million and $0.6 million, respectively, related to the favorable contracts. For the nine months ended September 30, 2017 and 2016, the Company received $2.8 million and $4.7 million, respectively, related to the favorable contracts. As of September 30, 2017 and December 31, 2016, the net balance of the favorable contract intangible assets was $2.2 million and $3.6 million, respectively.

Amortization expense for intangible assets for the three and nine months ended September 30, 2017 was $10.5 million and $31.4 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2016, was $10.2 million and $26.0 million, respectively. The estimated future amortization of intangible assets as of September 30, 2017 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2017 (remaining 3 months)	$11,775
2018	29,624
2019	19,877
2020	19,133
2021	12,653
Thereafter	9,483
$102,545

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

5.  Segments and Major Customers
For the three and nine months ended September 30, 2017, MID and RSD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.”
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
The tables below present reported segment operating income (loss) for the three and nine months ended September 30, 2017 and 2016, respectively.

	For the Three Months Ended September 30, 2017				For the Nine Months Ended September 30, 2017
	MID	RSD	Other	Total	MID	RSD	Other	Total
	(In thousands)				(In thousands)
Revenues	$68,787	$26,312	$4,035	$99,134	$206,784	$72,883	$11,538	$291,205
Segment operating expenses	21,130	11,796	7,802	40,728	65,187	36,409	25,191	126,787
Segment operating income (loss)	$47,657	$14,516	$(3,767)	$58,406	$141,597	$36,474	$(13,653)	$164,418
Reconciling items				(41,396)				(125,730)
Operating income				$17,010				$38,688
Interest and other income (expense), net				(3,079)				(9,263)
Income before income taxes				$13,931				$29,425

	For the Three Months Ended September 30, 2016				For the Nine Months Ended September 30, 2016
	MID	RSD	Other	Total	MID	RSD	Other	Total
	(In thousands)				(In thousands)
Revenues	$63,142	$22,532	$4,181	$89,855	$171,154	$53,040	$14,844	$239,038
Segment operating expenses	20,060	12,493	6,840	39,393	44,797	37,507	21,594	103,898
Segment operating income (loss)	$43,082	$10,039	$(2,659)	$50,462	$126,357	$15,533	$(6,750)	$135,140
Reconciling items				(38,646)				(102,022)
Operating income				$11,816				$33,118
Interest and other income (expense), net				(3,051)				(7,975)
Income before income taxes				$8,765				$25,143
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at September 30, 2017 and December 31, 2016, respectively, was as follows:

	As of
Customer	September 30, 2017	December 31, 2016
Customer 1 (RSD reportable segment)	*	17%
Customer 2 (Other segment)	*	12%
Customer 3 (MID reportable segment)	12%	13%
Customer 4 (MID reportable segment)	19%	*
Customer 5 (MID reportable segment)	10%	*
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and nine months ended September 30, 2017 and 2016, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2017	2016	2017	2016
Customer A (MID and RSD reportable segments)	18%	17%	17%	20%
Customer B (MID reportable segment)	12%	19%	13%	20%
Customer C (MID reportable segment)	13%	13%	13%	13%

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
South Korea	$29,476	$32,519	$86,736	$95,604
USA	43,532	32,951	123,115	84,835
Japan	4,933	9,551	18,508	20,449
Europe	9,160	4,271	17,850	12,362
Canada	933	1,162	3,353	2,544
Singapore	4,927	4,429	17,563	13,574
Asia-Other	6,173	4,972	24,080	9,670
Total	$99,134	$89,855	$291,205	$239,038

6. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government-sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.  As of

September 30, 2017 and December 31, 2016, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of September 30, 2017
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$12,882	$12,882	$—	$—	0.90%
U.S. Government bonds and notes	30,489	30,491	—	(2)	0.95%
Corporate notes, bonds, commercial paper and other	98,887	98,900	—	(13)	1.13%
Total cash equivalents and marketable securities	142,258	142,273	—	(15)
Cash	41,374	41,374	—	—
Total cash, cash equivalents and marketable securities	$183,632	$183,647	$—	$(15)

	As of December 31, 2016
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,681	$10,681	$—	$—	0.41%
U.S. Government bonds and notes	48,292	48,291	1	—	0.39%
Corporate notes, bonds, commercial paper and other	62,178	62,199	—	(21)	0.66%
Total cash equivalents and marketable securities	121,151	121,171	1	(21)
Cash	51,031	51,031	—	—
Total cash, cash equivalents and marketable securities	$172,182	$172,202	$1	$(21)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	September 30, 2017	December 31, 2016
	(In thousands)
Cash equivalents	$140,971	$84,263
Short term marketable securities	1,287	36,888
Total cash equivalents and marketable securities	142,258	121,151
Cash	41,374	51,031
Total cash, cash equivalents and marketable securities	$183,632	$172,182

The Company continues to invest in highly rated quality, highly liquid debt securities. As of September 30, 2017, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016 are as follows:

	Fair Value		Gross Unrealized Loss
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(In thousands)
Less than one year
U.S. Government bonds and notes	$27,489	$18,395	$(2)	$—
Corporate notes, bonds and commercial paper	97,600	54,377	(13)	(21)
Total Corporate notes, bonds, and commercial paper and U.S. Government bonds and notes	$125,089	$72,772	$(15)	$(21)

The gross unrealized loss at September 30, 2017 and December 31, 2016 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. There is no need to sell these investments, and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 7, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.
7. Fair Value of Financial Instruments
The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$12,882	$12,882	$—	$—
U.S. Government bonds and notes	30,489	—	30,489	—
Corporate notes, bonds, commercial paper and other	98,887	1,287	97,600	—
Total available-for-sale securities	$142,258	$14,169	$128,089	$—

	As of December 31, 2016
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$10,681	$10,681	$—	$—
U.S. Government bonds and notes	48,292	—	48,292	—
Corporate notes, bonds, commercial paper and other	62,178	303	61,875	—
Total available-for-sale securities	$121,151	$10,984	$110,167	$—

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
For the three and nine months ended September 30, 2017 and 2016, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017			As of December 31, 2016
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.125% Convertible Senior Notes due 2018 (the "2018 Notes")	$138,000	$131,490	$163,737	$138,000	$126,167	$173,961

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 8, "Convertible Notes," as of September 30, 2017, the 2018 Notes are carried at their face value of $138.0 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.

8. Convertible Notes
The Company’s convertible notes are shown in the following table:

(In thousands)	As of September 30, 2017	As of December 31, 2016
1.125% Convertible Senior Notes due 2018	$138,000	$138,000
Unamortized discount	(6,014)	(10,913)
Unamortized debt issuance costs	(496)	(920)
Total convertible notes	$131,490	$126,167
Less current portion	131,490	—
Total long-term convertible notes	$—	$126,167
As of September 30, 2017, the 2018 Notes were reclassed from a long-term liability to a short-term liability as they will be due on August 15, 2018.
Interest expense related to the notes for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
2018 Notes coupon interest at a rate of 1.125%	$388	$388	1,164	1,164
2018 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 5.5%	1,801	1,699	5,324	5,025
Total interest expense on convertible notes	$2,189	$2,087	$6,488	$6,189

9. Commitments and Contingencies
As of September 30, 2017, the Company’s material contractual obligations were as follows (in thousands):

	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$17,511	$1,593	$6,447	$6,602	$2,869	$—	$—
Leases and other contractual obligations	28,336	3,020	6,000	5,631	4,662	4,793	4,230
Software licenses (3)	16,317	2,609	10,176	3,532	—	—	—
Convertible notes	138,000	—	138,000	—	—	—	—
Interest payments related to convertible notes	1,552	—	1,552	—	—	—	—
Total	$201,716	$7,222	$162,175	$15,765	$7,531	$4,793	$4,230
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $22.9 million including $20.7 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable as of September 30, 2017. As noted below in Note 12, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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
Building lease expense was approximately $1.2 million and $3.2 million for the three and nine months ended September 30, 2017, respectively. Building lease expense was approximately $1.1 million and $2.7 million for the three and nine months ended September 30, 2016, respectively. Deferred rent of $0.5 million and $0.5 million as of September 30, 2017 and December 31, 2016, respectively, was included primarily in other current liabilities.
Indemnification
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification or liability that the Company could be exposed to under these agreements, however, this is not always possible. The fair value of the liability as of September 30, 2017 and December 31, 2016 is not material.
10. Equity Incentive Plans and Stock-Based Compensation
As of September 30, 2017, 5,287,247 shares of the 35,400,000 cumulative shares approved under both the current 2015 Equity Incentive Plan (the “2015 Plan”) and past 2006 Equity Incentive Plan (the “2006 Plan”) remain available for grant, which included an increase of 4,000,000 shares approved under the 2015 Plan. On April 23, 2015, the Company's stockholders approved the 2015 Plan, which authorizes 4,000,000 shares for future issuance plus the number of shares that remained available for grant under the 2006 Plan as of the effective date of the 2015 Plan. The 2015 Plan became effective and replaced the 2006 Plan on April 23, 2015. The 2015 Plan was the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of September 30, 2017. No further awards will be made under the 2006 Plan, but the 2006 Plan will continue to govern awards previously granted under it. In addition, any shares subject to stock options or other awards granted under the 2006 Plan that on or after the effective date of the 2015 Plan are forfeited, cancelled, exchanged or surrendered or terminate under the 2006 Plan will become available for grant under the 2015 Plan.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2016	7,305,368
Stock options granted	(498,426)
Stock options forfeited	1,858,653
Nonvested equity stock and stock units granted (1) (2)	(4,376,615)
Nonvested equity stock and stock units forfeited (1)	998,267
Total available for grant as of September 30, 2017	5,287,247
_________________________________________

(1)
For purposes of determining the number of shares available for grant under the 2015 Plan against the maximum number of shares authorized, each share of restricted stock granted reduces the number of shares available for grant by 1.5 shares and each share of restricted stock forfeited increases shares available for grant by 1.5 shares.

(2)
Amount includes 394,853 shares that have been reserved for potential future issuance related to certain performance unit awards granted in the first and third quarters of 2017 and discussed under the section titled "Nonvested Equity Stock and Stock Units" below.

General Stock Option Information
The following table summarizes stock option activity under the 2006 Plan and 2015 Plan for the nine months ended September 30, 2017 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2017.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2016	7,008,833	$9.34
Options granted	498,426	$12.74
Options exercised	(989,613)	$7.12
Options forfeited	(1,858,653)	$10.54
Outstanding as of September 30, 2017	4,658,993	$9.69	5.64	$19,594
Vested or expected to vest at September 30, 2017	4,592,934	$9.66	5.46	$19,533
Options exercisable at September 30, 2017	3,621,650	$9.13	4.87	$17,843

No stock options that contain a market condition were granted during the three and nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, there were 50,000 and 1,135,000, respectively, stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable. The fair values of the options granted with a market condition were calculated, on their respective grant dates, using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at September 30, 2017, based on the $13.35 closing stock price of Rambus’ common stock on September 29, 2017 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of September 30, 2017 was 4,156,223 and 3,132,148, respectively.
Employee Stock Purchase Plan
Under the 2015 Employee Stock Purchase Plan ("2015 ESPP"), the Company issued 361,994 shares at a price of $10.33 per share during the nine months ended September 30, 2017. Under the 2015 ESPP, the Company issued 340,349 shares at a price of $8.96 per share during the nine months ended September 30, 2016. As of September 30, 2017, 1,089,649 shares under the 2015 ESPP remain available for issuance.

Stock-Based Compensation
For the nine months ended September 30, 2017 and 2016, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
During the three months ended September 30, 2017, the Company did not grant any stock options. During the nine months ended September 30, 2017, the Company granted 498,426 stock options with an estimated total grant-date fair value of $2.1 million. During the three and nine months ended September 30, 2017, the Company recorded stock-based compensation expense related to stock options of $0.7 million and $2.1 million, respectively.
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
As of September 30, 2017, there was $4.0 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested as of September 30, 2017 was $18.9 million.
The total intrinsic value of options exercised was $1.9 million and $5.7 million for the three and nine months ended September 30, 2017, respectively. The total intrinsic value of options exercised was $3.0 million and $7.0 million for the three and nine months ended September 30, 2016, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
During the nine months ended September 30, 2017, net proceeds from employee stock option exercises totaled approximately $7.1 million.
Employee Stock Purchase Plan
For the three and nine months ended September 30, 2017, the Company recorded compensation expense related to the 2015 ESPP of $0.4 million and $1.3 million, respectively. For the three and nine months ended September 30, 2016, the Company recorded compensation expense related to the 2015 ESPP of $0.3 million and $1.1 million, respectively. As of September 30, 2017, there was $0.1 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.
Tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and nine months ended September 30, 2017 calculated in accordance with accounting for share-based payments were $0.2 million and $0.8 million, respectively. There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and nine months ended September 30, 2016 calculated in accordance with accounting for share-based payments.
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

	Stock Option Plan
	Nine Months Ended
	September 30,
	2017	2016
Stock Option Plan
Expected stock price volatility	32%	36%
Risk free interest rate	1.8% - 1.9%	1.7%
Expected term (in years)	5.3 - 5.4	6.1
Weighted-average fair value of stock options granted to employees	$4.12	$4.66
There were no stock options granted during the three months ended September 30, 2017 and 2016.

	Employee Stock Purchase Plan
	Nine Months Ended
	September 30,
	2017	2016
Employee Stock Purchase Plan
Expected stock price volatility	27%	33%
Risk free interest rate	0.98%	0.41%
Expected term (in years)	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$2.87	$2.86
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and nine months ended September 30, 2017, the Company granted nonvested equity stock units totaling 463,346 and 2,654,508 shares under the 2015 Plan. During the three and nine months ended September 30, 2016, the Company granted nonvested equity stock units totaling 884,724 and 2,909,364 shares under the 2015 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is 1 year. For the three and nine months ended September 30, 2017, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $6.0 million and $34.1 million. For the three and nine months ended September 30, 2016, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $12.6 million and $37.6 million. During the first quarters of 2017 and 2016, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance conditions. The ultimate number of performance units that can be earned can range from 0% to 150% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company's shares available for grant have been reduced to reflect the shares that could be earned at 150% of target.
During the third quarter of 2017, the Company granted performance unit awards to a Company executive officer with vesting subject to the achievement of certain performance and market conditions. The ultimate number of performance units that can be earned can range from 0% to 150% of target depending on performance relative to target over the applicable period. The shares that will become eligible to vest will be measured over a three-year period ending on December 31, 2019, unless the performance period is shortened because of a change of control of the Company or a termination of the executive officer’s employment without cause. The Company's shares available for grant have been reduced to reflect the shares that could be earned at 150% of target. The fair value of the market condition of these performance units was calculated, on its respective grant date, using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices. The stock-based compensation expense related to these awards will be recorded over the respective requisite service period of approximately 2.4 years. During the three months ended September 30, 2017, the achievement of the performance condition for these performance units was considered probable, and as a result, the Company recognized an immaterial amount of stock-based compensation expense related to these performance unit awards.
During the three and nine months ended September 30, 2017, the Company recorded $1.2 million and $3.1 million, respectively, of stock-based compensation expense related to all outstanding nonvested performance unit awards. During the three and nine months ended September 30, 2016, the Company recorded $0.7 million and $2.0 million, respectively, of stock-based compensation expense related to all outstanding nonvested performance unit awards.
For the three and nine months ended September 30, 2017, the Company recorded stock-based compensation expense of approximately $5.9 million and $16.7 million related to all outstanding nonvested equity stock grants. For the three and nine months ended September 30, 2016, the Company recorded stock-based compensation expense of approximately $4.1 million and $10.9 million related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $46.4 million at September 30, 2017. This amount is expected to be recognized over a weighted average period of 2.5 years.
The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2017:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2016	4,863,056	$12.33
Granted	2,654,508	$12.84
Vested	(835,776)	$12.23
Forfeited	(636,732)	$12.51
Nonvested at September 30, 2017	6,045,056	$12.55

11.  Stockholders’ Equity
Share Repurchase Program
During the nine months ended September 30, 2017, the Company repurchased shares of its common stock under its share repurchase program as discussed below.
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

As of September 30, 2017, there remained an outstanding authorization to repurchase approximately 8.3 million shares of the Company's outstanding common stock under the current share repurchase program.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the nine months ended September 30, 2017, the cumulative price of $29.4 million was recorded as an increase to accumulated deficit.

12. Income Taxes
The Company recorded a provision for income taxes of $6.2 million and $4.3 million for the three months ended September 30, 2017 and 2016, respectively, and $16.1 million and $14.9 million for the nine months ended September 30, 2017 and 2016, respectively. The income taxes for the three and nine months ended September 30, 2017 is primarily comprised of the Company's U.S. federal, state and foreign taxes and income tax expense recognized from exercises and expiration of out-of-the-money fully vested shares from equity incentive plans. Similarly, the income taxes for the three and nine months ended September 30, 2016 was primarily comprised of the Company's U.S. federal, state and foreign taxes and income tax expense recognized from exercises and expiration of shares from equity incentive plans.
During the three and nine months ended September 30, 2017, the Company paid withholding taxes of $4.7 million and $15.6 million, respectively. During the three and nine months ended September 30, 2016, the Company paid withholding taxes of $5.5 million and $16.5 million, respectively.
As of September 30, 2017, the Company’s unaudited condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $225.0 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible notes.
The Company has U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. As of September 30, 2017, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not sufficient taxable income will exist in the future allowing the Company to recognize these deferred tax assets. It is possible that some or all these attributes could ultimately expire unused. If facts and circumstances change in the future, the Company may determine at that time a valuation allowance is necessary. A valuation allowance would materially increase the Company's tax expense in the period applied and would adversely affect its results of operations and statements of financial condition. Changes in the Company's underlying facts or circumstances, such as the impact of the acquisitions, will be continually assessed and the Company will re-evaluate its position accordingly.
As of September 30, 2017, the Company continues to maintain a valuation allowance against the majority of its state deferred tax assets. Management periodically evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realizability of the Company's net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company continues to maintain a deferred tax asset valuation allowance of $29.0 million as of September 30, 2017.
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
As of September 30, 2017, the Company had approximately $22.9 million of unrecognized tax benefits, including $20.7 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable. If recognized, approximately $2.2 million would be recorded as an income tax benefit. As of December 31, 2016, the Company had $21.9 million of unrecognized tax benefits, including $19.7 million recorded as a reduction of long-term deferred tax assets and $2.2 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At September 30, 2017 and December 31, 2016, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India, the U.K., the Netherlands and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2014 and forward. The California returns are subject to examination from 2010 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ending March 2012 and forward. The Company is currently under examination by California for the 2010 and 2011 tax years and New York for the 2013, 2014 and 2015 tax years. The Company’s India subsidiary is under examination by the Indian tax administration for tax years beginning with 2011, except for 2014, which was assessed in the Company's favor. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.
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

Executive Summary
During the third quarter of 2017, we announced the industry’s first silicon-proven server DIMM buffer chipset capable of achieving the speeds expected for next-generation DDR5. Additionally, we teamed up with eftpos domestic debit card network in Australia to support the roll out of Apple Pay with tokenization software. Key 2017 third quarter financial results included:

•	Revenue of $99.1 million;

•	Total Operating Costs and Expenses of $82.1 million;

•	Diluted net income per share of $0.07; and

•	Cash flows provided by operating activities of approximately $15 million.

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

Organization

We have organized the business into four operational units: (1) Memory and Interfaces, or MID, which focuses on the design, development, manufacturing through partnerships and licensing of technology and solutions that is related to memory and interfaces; (2) Security, or RSD, which focuses on the design, development, deployment and licensing of technologies for chip, system and in-field application security, anti-counterfeiting, smart ticketing and mobile payments; (3) Emerging Solutions, or ESD, which encompasses our long-term research and development efforts in the area of emerging technologies; and (4) Lighting, or RLD, which focuses on the design, development and licensing of technologies for advanced LED-based lighting solutions. As of September 30, 2017, MID and RSD met quantitative thresholds for disclosure as reportable segments. Results for ESD and RLD are shown under “Other.” For additional information concerning segment reporting, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Revenue Sources

Our inventions and technology solutions are offered to our customers through patent, technology, software and IP core licenses, as well as product sales and services. Today, our primary source of revenue is derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer’s own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods of up to ten years. Leading consumer product, industrial, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, GE, IBM, Intel, LSI, Micron, Nanya, NVIDIA, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics, Toshiba and Xilinx have licensed our patents. The vast majority of our patents were secured through our internal research and development efforts across all of our business units. Royalties from patent licenses accounted for 68% and 67% of our consolidated revenue for the three and nine months ended September 30, 2017, respectively, as compared to 70% and 76% for the three and nine months ended September 30, 2016, respectively.

We also offer our customers technology licenses to support the implementation and adoption of our technology in their products or services. Our customers include leading companies such as Eaton, GE, IBM, Panasonic, Qualcomm, Samsung, Sony and Toshiba. Our technology license offerings include a range of technologies for incorporation into our customers’ products and systems. We also offer a range of services as part of our technology licenses which can include know-how and technology transfer, product design and development, system integration, and other services. These technology license agreements may have both a fixed price (non-recurring) component and ongoing use fees and in some cases, royalties. Further, under technology licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us. Royalties from technology licenses accounted for 6% of our consolidated revenue for both the three and nine months ended September 30, 2017, as well as for the three and nine months ended September 30, 2016.

The remainder of our revenue is product revenue, contract services and other revenue, which includes our product sales, IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period. Product revenue accounted for 9% and 10% of our consolidated revenue for the three and nine months ended September 30, 2017, respectively, as compared to 8% and 6% for the three and nine months ended September 30, 2016, respectively. Contract and other revenue accounted for 18% of our consolidated revenue for both the three and nine months ended September 30, 2017, as compared to 16% and 13% for the three and nine months ended September 30, 2016, respectively. As we continue to execute on our strategy to augment our traditional patent licensing business model to provide additional technology, products and services, product revenue and related cost of product revenue were reclassified from contract and other revenue and cost of contract and other revenue, respectively, during the second quarter of 2017. Refer to the Unaudited Condensed Consolidated Statements of Operations of this Form 10-Q.

Expenses

Cost of product revenue for the three months ended September 30, 2017 decreased approximately $1.8 million to $5.2 million from $7.0 million for the same period in 2016 primarily due to the absence of the $1.2 million related to the purchase accounting adjustment for inventory fair value step-up from the acquisition of the Memory Interconnect Business in the third quarter of 2016. Cost of product revenue for the nine months ended September 30, 2017 increased approximately $5.3 million to $17.9 million from $12.6 million for the same period in 2016 primarily due to increased cost of sales associated with higher sales of memory and security products as we transition from legacy to new product lines.

Engineering expenses continue to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three months ended September 30, 2017 increased $4.5 million as compared to the same period in 2016 primarily due to increased prototyping costs of $1.9 million, increased expenses related to software design tools of $1.5 million, increased amortization costs of $0.7 million, increased stock-based compensation expense of $0.6 million and increased headcount related expenses of $0.5 million, offset by decreased bonus accrual expense of $0.7 million, decreased consulting expenses of $0.5 million and decreased depreciation expense of $0.5 million. Engineering expenses for the nine months ended September 30, 2017 increased $28.8 million as compared to the same period in 2016 primarily due to increased headcount related expenses of $8.9 million, increased amortization costs of $5.5 million, increased expenses related to software design tools of $5.1 million, increased stock-based compensation expense of $2.5 million, increased prototyping costs of $2.4 million, increased consulting costs of $0.9 million, increased travel costs of $0.6 million and increased bonus accrual expense of $0.5 million.

Sales, general and administrative expenses for the three months ended September 30, 2017 increased $2.0 million as compared to the same period in 2016 primarily due to increased headcount related expenses of $1.0 million, increased stock-based compensation expense of $0.9 million, increased bonus accrual expense of $0.8 million, increased depreciation expense of $0.3 million and increased sales and marketing expenses of $0.2 million, offset by decreased accounting and audit costs of $0.4 million, decreased acquisition related costs of $0.4 million and decreased consulting costs of $0.3 million. Sales, general and administrative expenses for the nine months ended September 30, 2017 increased $12.4 million as compared to the same period in 2016 primarily due to the business acquisitions during 2016. This includes increased headcount related expenses of $3.9 million, increased bonus accrual expense of $3.1 million, increased consulting costs of $2.9 million, increased stock-based compensation expense of $2.3 million, increased sales and marketing expenses of $2.0 million and increased travel costs of $1.0 million, offset by decreased acquisition related costs of $3.0 million.

Intellectual Property

As of September 30, 2017, our semiconductor, lighting, security and other technologies are covered by 2,088 U.S. and foreign patents. Additionally, we have 589 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.

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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 57% and 56% of our revenue for the three and nine months ended September 30, 2017, respectively, as compared to 59% and 65% for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2017, and for the three and nine months ended September 30, 2016, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. While we expect Samsung, SK hynix and Micron to account for a significant portion of our ongoing licensing revenue, the particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 56% and 58% of our total revenue for the three and nine months ended September 30, 2017, respectively, as compared to 63% and 65% for the three and nine months ended September 30, 2016. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, the majority of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk. For additional information concerning international revenue, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
Engineering costs as well as sales, general and administrative expenses in the aggregate increased and cost of product revenue in the aggregate decreased in the third quarter of 2017 as compared to the same period in 2016. Cost of product revenue, engineering costs as well as sales, general and administrative expenses as a percentage of revenue decreased during the nine months ended September 30, 2017 as compared to the same period in 2016. Cost of product revenue, engineering costs as well as sales, general and administrative expenses in the aggregate increased during the nine months ended September 30, 2017 as compared to the same period in 2016. Cost of product revenue and engineering costs as a percentage of revenue increased and sales, general and administrative expenses as a percentage of revenue decreased during the nine months ended September 30, 2017 as compared to the same period in 2016. In the near term, we expect these costs in the aggregate to be higher as we intend to continue to make investments in the infrastructure and technologies required to increase our product innovation in semiconductor, security, mobile payments, smart cards and other technologies. In addition, while we have not been involved in material litigation since 2014, to the extent litigation is again necessary, our expectations on the amount and timing of any future general and administrative costs are uncertain.
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Standard”). The Standard, as amended, is effective for us on January 1, 2018. We have yet to make a final decision regarding the adoption method we will use, but we believe we will adopt the Standard on a full retrospective basis, with a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2016 determined on the basis of the impact of the Standard on the accounting for contracts that are not completed as of that date. Although we have yet to finalize our evaluation and quantification of the effects that the Standard will have on our consolidated financial statements, and to finalize the design and implementation of related changes to our policies, procedures and controls, we expect the Standard to materially impact the timing of revenue recognition for our fixed-fee intellectual property (IP) licensing arrangements (including certain fixed-fee agreements that license our existing IP portfolio as well as IP added to our portfolio during the license term) as a majority of such revenue would be recognized at inception of the license term, as opposed to over time as is the case under current U.S. GAAP, and we will be required to compute and recognize interest income over time as control over the IP generally transfers significantly in advance of cash being received from customers. We are also evaluating the form and content of any guidance that we may provide following implementation of the Standard and expect our guidance metrics to change. We expect that any change to current revenue recognition practices may significantly increase volatility in our quarterly revenue trends.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Royalties	73.4%	76.0%	72.7%	81.2%
Product revenue	8.7%	7.9%	9.6%	6.0%
Contract and other revenue	17.9%	16.1%	17.7%	12.8%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of product revenue*	5.2%	7.8%	6.1%	5.2%
Cost of contract and other revenue	14.6%	13.8%	14.9%	13.9%
Research and development*	36.5%	37.7%	37.7%	38.1%
Sales, general and administrative*	27.0%	27.6%	28.2%	29.1%
Gain from sale of intellectual property	(0.5)%	—%	(0.2)%	—%
Gain from settlement	—%	—%	—%	(0.2)%
Total operating costs and expenses	82.8%	86.9%	86.7%	86.1%
Operating income	17.2%	13.1%	13.3%	13.9%
Interest income and other income (expense), net	0.2%	0.2%	0.2%	0.6%
Interest expense	(3.3)%	(3.6)%	(3.4)%	(4.0)%
Interest and other income (expense), net	(3.1)%	(3.4)%	(3.2)%	(3.4)%
Income before income taxes	14.1%	9.7%	10.1%	10.5%
Provision for income taxes	6.3%	4.7%	5.5%	6.2%
Net income	7.8%	5.0%	4.6%	4.3%
_________________________________________
*    Includes stock-based compensation:

Cost of product revenue	0.0%	0.0%	0.0%	0.0%
Research and development	3.0%	2.6%	3.1%	2.7%
Sales, general and administrative	4.0%	3.4%	3.8%	3.7%

	Three Months			Nine Months
	Ended September 30,		Change in	Ended September 30,		Change in
(Dollars in millions)	2017	2016	Percentage	2017	2016	Percentage
Total Revenue
Royalties	$72.8	$68.3	6.6%	$211.7	$194.0	9.1%
Product revenue	8.6	7.1	22.1%	28.0	14.3	95.5%
Contract and other revenue	17.7	14.5	22.3%	51.5	30.7	67.7%
Total revenue	$99.1	$89.9	10.3%	$291.2	$239.0	21.8%

Royalty Revenue

Patent Licenses

Our patent royalties increased approximately $3.9 million to $67.2 million for the three months ended September 30, 2017 from $63.3 million for the same period in 2016. The increase was due to higher royalty revenue from a renewed license agreement with STMicroelectronics, Western Digital and various other customers, offset by lower royalty revenue from Broadcom, SK hynix, Xilinx, and various other customers.

Our patent royalties increased approximately $14.0 million to $194.5 million for the nine months ended September 30, 2017 from $180.5 million for the same period in 2016. The increase was due to higher royalty revenue from NVIDIA, a renewed license agreement with STMicroelectronics, Western Digital, Winbond Electronics, and various other customers, offset by lower royalty revenue from AMD, Broadcom, SK hynix, Xilinx, and various other customers.
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
Technology Licenses
Royalties from technology licenses increased approximately $0.6 million to $5.6 million for the three months ended September 30, 2017 from $5.0 million for the same period in 2016. The increase was due to higher royalties from various customers, offset by lower royalties from Eaton.
Royalties from technology licenses increased approximately $3.7 million to $17.2 million for the nine months ended September 30, 2017 from $13.5 million for the same period in 2016. The increase was primarily due to higher royalties from GLOBALFOUNDRIES and various other customers, offset by lower royalties from Eaton.
In the future, we expect technology royalties will continue to vary from period to period based on our customers’ shipment volumes, sales prices, and product mix.

Royalty Revenue by Reportable Segments

Royalty revenue from the MID reportable segment, which includes patent and technology license royalties, increased approximately $2.0 million to $56.6 million for the three months ended September 30, 2017 from $54.6 million for the same period in 2016. The increase was due to higher royalty revenue from a renewed license agreement with STMicroelectronics and various other customers, offset by lower royalty revenue from Broadcom, SK hynix, Xilinx, and various other customers.
Royalty revenue from the MID reportable segment increased approximately $10.2 million to $168.1 million for the nine months ended September 30, 2017 from $157.9 million for the same period in 2016. The increase was due to higher royalty revenue from a renewed license agreement with STMicroelectronics, Western Digital, Winbond Electronics, and various other customers, offset by lower royalty revenue from AMD, Broadcom, SK hynix, Xilinx, and various other customers.
Royalty revenue from the RSD reportable segment, which includes patent and technology license royalties, increased approximately $2.9 million to $15.5 million for the three months ended September 30, 2017 from $12.6 million for the same period in 2016. The increase was primarily due to higher royalty revenue from NVIDIA and various other customers, offset by lower royalty revenue from Xilinx.
Royalty revenue from the RSD reportable segment increased approximately $9.1 million to $42.3 million for the nine months ended September 30, 2017 from $33.2 million for the same period in 2016. The increase was primarily due to higher royalty revenue from NVIDIA, Western Digital and various other customers, offset by lower royalty revenue from Xilinx.
Royalty revenue from the Other segment was immaterial for both the three months ended September 30, 2017 and 2016, and decreased period over period due to decreased royalties from technology licenses associated with lower shipments of lighting products.
Royalty revenue from the Other segment decreased approximately $1.6 million to $1.3 million for the nine months ended September 30, 2017 from $2.9 million for the same period in 2016. The decrease is due to lower royalties from technology licenses associated with lower shipments of lighting products.
Product Revenue
Product revenue consists of revenue from the sale of memory, security and lighting products. Product revenue increased approximately $1.5 million to $8.6 million for the three months ended September 30, 2017 from $7.1 million for the same period in 2016. The increase was primarily due to higher sales of memory products from the Memory Interconnect Business acquisition in the third quarter of 2016.
Product revenue increased approximately $13.7 million to $28.0 million for the nine months ended September 30, 2017 from $14.3 million for the same period in 2016. The increase was primarily due to sales of security products to Qualcomm and memory products from the Memory Interconnect Business.

We believe that product revenue will continue to increase in 2017. Our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers and our ability to meet our customers' demands.
Product Revenue by Reportable Segments
Product revenue from the MID reportable segment increased approximately $0.9 million to $5.1 million for the three months ended September 30, 2017 from $4.2 million for the same period in 2016, due to higher sales of memory products from the Memory Interconnect Business acquisition.
Product revenue from the MID reportable segment increased approximately $10.9 million to $15.1 million for the nine months ended September 30, 2017 from $4.2 million for the same period in 2016, due to higher sales of memory products from the Memory Interconnect Business acquisition.
Product revenue from the RSD reportable segment was immaterial for both the three months ended September 30, 2017 and 2016, and increased period over period due to higher sales of security products.
Product revenue from the RSD reportable segment increased approximately $1.8 million to $5.0 million for the nine months ended September 30, 2017 from $3.2 million for the same period in 2016, primarily due to higher revenue from Qualcomm, offset by lower sales to various other customers.
Product revenue from the Other segment increased approximately $0.3 million to $2.7 million for the three months ended September 30, 2017 from $2.4 million for the same period in 2016, due to higher sales of light guide products.
Product revenue from the Other segment increased approximately $0.9 million to $7.8 million for the nine months ended September 30, 2017 from $6.9 million for the same period in 2016. The increase was primarily due to higher sales of light guide products.
Contract and Other Revenue
Contract and other revenue consist of revenue from technology development projects. Contract and other revenue increased approximately $3.2 million to $17.7 million for the three months ended September 30, 2017 from $14.5 million for the same period in 2016. The increase was primarily due to increased memory and security technology development projects, including revenue from the acquisitions during 2016.
Contract and other revenue increased approximately $20.8 million to $51.5 million for the nine months ended September 30, 2017 from $30.7 million for the same period in 2016. The increase was primarily due to increased memory and security technology development projects, including revenue from the acquisitions during 2016, offset by decreased revenue from lighting technology development projects.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.
Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment increased approximately $2.7 million to $7.0 million for the three months ended September 30, 2017 from $4.3 million for the same period in 2016, primarily due to higher revenue from Samsung and other memory technology projects, including revenue from the acquisitions in 2016, offset by lower revenue from GLOBALFOUNDRIES.
Contract and other revenue from the MID reportable segment increased $14.4 million to $23.5 million for the nine months ended September 30, 2017 from $9.1 million for the same period in 2016, primarily due to higher revenue from GLOBALFOUNDRIES, Samsung and other memory technology projects, including revenue from the acquisitions in 2016.
Contract and other revenue from the RSD reportable segment increased approximately $0.5 million to $9.9 million for the three months ended September 30, 2017 from $9.4 million for the same period in 2016, primarily due to higher revenue from Renesas and various other security technology development projects, including revenue from the acquisitions in 2016.
Contract and other revenue from the RSD reportable segment increased approximately $9.0 million to $25.5 million for the nine months ended September 30, 2017 from $16.5 million for the same period in 2016, primarily due to higher revenue from Renesas and other security technology development projects, including revenue from the acquisitions in 2016.

Contract and other revenue from the Other segment was immaterial for both the three months ended September 30, 2017 and 2016, and remained flat period over period.
Contract and other revenue from the Other segment decreased approximately $2.6 million to $2.4 million for the nine months ended September 30, 2017 from $5.0 million for the same period in 2016. The decrease was primarily due to decreased revenue from lighting technology development projects.
Cost of product revenue:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2017	2016	Percentage	2017	2016	Percentage
Cost of product revenue	$5.2	$7.0	(26.7)%	$17.9	$12.6	42.1%
Cost of product revenue decreased approximately $1.8 million to $5.2 million for the three months ended September 30, 2017 from $7.0 million for the same period in 2016 primarily due to the absence of the $1.2 million related to the purchase accounting adjustment for inventory fair value step-up from the acquisition of the Memory Interconnect Business in the third quarter of 2016.
Cost of product revenue increased approximately $5.3 million to $17.9 million for the nine months ended September 30, 2017 from $12.6 million for the same period in 2016 primarily due to increased cost of sales associated with higher sales of memory products related to the Memory Interconnect Business acquisition in 2016.
In the near term, we expect costs of product revenue to be higher as we expect higher sales of our various products in 2017 as compared to 2016.
Engineering costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2017	2016	Percentage	2017	2016	Percentage
Engineering costs
Cost of contract and other revenue	$5.7	$4.3	31.4%	$17.0	$12.3	38.0%
Amortization of intangible assets	8.8	8.1	8.7%	26.3	20.8	26.2%
Stock-based compensation	0.0	0.0	—%	0.0	0.0	—%
Total cost of contract and other revenue	14.5	12.4	16.6%	43.3	33.1	30.6%
Research and development	33.2	31.5	5.5%	100.7	84.6	19.0%
Stock-based compensation	3.0	2.3	27.0%	9.0	6.5	38.6%
Total research and development	36.2	33.8	7.0%	109.7	91.1	20.4%
Total engineering costs	$50.7	$46.2	9.6%	$153.0	$124.2	23.1%
Total engineering costs increased $4.5 million for the three months ended September 30, 2017 as compared to the same period in 2016 primarily due to increased prototyping costs of $1.9 million, increased expenses related to software design tools of $1.5 million, increased amortization costs of $0.7 million, increased stock-based compensation expense of $0.6 million and increased headcount related expenses of $0.5 million, offset by decreased bonus accrual expense of $0.7 million, decreased consulting expenses of $0.5 million and decreased depreciation expense of $0.5 million.
Total engineering costs increased $28.8 million for the nine months ended September 30, 2017 as compared to the same period in 2016 primarily due to increased headcount related expenses of $8.9 million, increased amortization costs of $5.5 million, increased expenses related to software design tools of $5.1 million, increased stock-based compensation expense of $2.5 million, increased prototyping costs of $2.4 million, increased consulting costs of $0.9 million, increased travel costs of $0.6 million and increased bonus accrual expense of $0.5 million. Most of the increases were primarily due to the business acquisitions during 2016.
In the near term, we expect engineering costs to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.

Sales, general and administrative costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2017	2016	Percentage	2017	2016	Percentage
Sales, general and administrative costs
Sales, general and administrative costs	$22.8	$21.7	5.2%	$71.0	$60.9	16.7%
Stock-based compensation	4.0	3.1	28.6%	11.1	8.8	25.9%
Total sales, general and administrative costs	$26.8	$24.8	8.1%	$82.1	$69.7	17.9%
Total sales, general and administrative costs increased $2.0 million for the three months ended September 30, 2017 as compared to the same period in 2016 primarily due to increased headcount related expenses of $1.0 million, increased stock-based compensation expense of $0.9 million, increased bonus accrual expense of $0.8 million, increased depreciation expense of $0.3 million and increased sales and marketing expenses of $0.2 million, offset by decreased accounting and audit costs of $0.4 million, decreased acquisition related costs of $0.4 million and decreased consulting costs of $0.3 million.
Total sales, general and administrative costs increased $12.4 million for the nine months ended September 30, 2017 as compared to the same period in 2016 primarily due to increased headcount related expenses of $3.9 million, increased bonus accrual expense of $3.1 million, increased consulting costs of $2.9 million, increased stock-based compensation expense of $2.3 million, increased sales and marketing expenses of $2.0 million and increased travel costs of $1.0 million, offset by decreased acquisition related costs of $3.0 million. Most of the increases were primarily due to the business acquisitions during 2016.
In the future, sales, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative costs to remain relatively flat.

Gain from sale of intellectual property:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2017	2016	Percentage	2017	2016	Percentage
Gain from sale of intellectual property	$0.5	$—	100.0%	$0.5	$—	100.0%

During 2013, we sold portfolios of our patent assets covering display technologies. As part of these transactions, we received an initial upfront payment and expect to receive subsequent payments if and when the purchaser of the patents is successful in licensing that portfolio. During the nine months ended September 30, 2017, we received a payment of $0.5 million from the purchaser of the patents related to this transaction.

Gain from settlement:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2017	2016	Percentage	2017	2016	Percentage
Gain from settlement	$—	$—	—%	$—	$0.6	(100.0)%

The settlements with SK hynix and Micron are multiple element arrangements for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with SK hynix and the settlement with Micron which included a third party valuation using an income approach (the “SK hynix Fair Value” and "Micron Fair Value", respectively). The total gain from settlement related to the settlements with SK hynix and Micron was $1.9 million and $3.3 million, respectively. As of the end of the second quarter of 2016, the total gain from settlement related to the settlements with SK hynix and Micron has been fully recognized. During the nine months ended September 30, 2016, we recognized $0.6 million as gain from settlement, which represents the portion of the SK hynix Fair Value and Micron Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlements.

Interest and other income (expense), net:

	Three Months			Nine Months
	Ended September 30,		Change in	Ended September 30,		Change in
(Dollars in millions)	2017	2016	Percentage	2017	2016	Percentage
Interest income and other income (expense), net	$0.2	$0.1	46.5%	$0.5	$1.5	(67.7)%
Interest expense	(3.3)	(3.2)	2.9%	(9.8)	(9.5)	2.7%
Interest and other income (expense), net	$(3.1)	$(3.1)	0.9%	$(9.3)	$(8.0)	16.2%
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
Provision for income taxes:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2017	2016	Percentage	2017	2016	Percentage
Provision for income taxes	$6.2	$4.3	46.6%	$16.1	$14.9	8.3%
Effective tax rate	44.8%	48.5%		54.8%	59.2%
Our effective tax rate for the three and nine months ended September 30, 2017 was different from the U.S. statutory tax rate primarily due to income tax expense recognized from exercises and expiration of out-of-the-money fully vested shares from our equity incentive plans. Similarly, the effective tax rate was lower for the three and nine months ended September 30, 2017 as compared to the same period in 2016, due to higher income tax expense recognized from exercises and expiration of vested shares from our equity incentive plans in 2016.
We recorded a provision for income taxes of $6.2 million and $4.3 million for the three months ended September 30, 2017 and 2016, respectively. We recorded a provision for income taxes of $16.1 million and $14.9 million for the nine months ended September 30, 2017 and 2016, respectively. During the three months ended September 30, 2017 and 2016, we paid withholding taxes of $4.7 million and $5.5 million, respectively. During the nine months ended September 30, 2017 and 2016, we paid withholding taxes of $15.6 million and $16.5 million, respectively.
Our effective tax rate for the three and nine months ended September 30, 2016 was different from the U.S. statutory tax rate primarily due to income tax expense recognized from exercises and expiration of out-of-the-money fully vested shares from our equity incentive plans.
We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. As of September 30, 2017, we determined that there is sufficient positive evidence to conclude that it is more likely than not sufficient taxable income will exist in the future allowing us to recognize these deferred tax assets. It is possible that some or all these attributes could ultimately expire unused. If facts and circumstances change in the future, we may determine at that time a valuation allowance is necessary. A valuation allowance would materially increase our tax expense in the period applied and would adversely affect our results of operations and statement of financial condition. Changes in our underlying facts or circumstances, such as the impact of the acquisitions, will be continually assessed and we will re-evaluate our position accordingly.
As of September 30, 2017, we continue to maintain a valuation allowance against the majority of our state deferred tax assets. We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.

Liquidity and Capital Resources

	As of
	September 30, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$182.3	$135.3
Marketable securities	1.3	36.9
Total cash, cash equivalents, and marketable securities	$183.6	$172.2

	Nine Months Ended
	September 30,
	2017	2016
	(In millions)
Net cash provided by operating activities	$57.8	$61.5
Net cash provided by (used in) investing activities	$31.0	$(125.9)
Net cash provided by (used in) financing activities	$(43.4)	$10.8

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the nine months ended September 30, 2017 were funded primarily from cash collected from our customers.
We do not anticipate any liquidity constraints as a result of either the current credit environment, investment fair value fluctuations or the repayment of the 2018 Notes in August 2018. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive gain (loss) for a sufficient period of time to allow for recovery of the principal amounts invested. Additionally, we have no significant exposure to European sovereign debt. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies.

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

As of September 30, 2017, there remained an outstanding authorization to repurchase approximately 8.3 million shares of our outstanding common stock under the current share repurchase program. See “Share Repurchase Program” below.

Operating Activities

Cash provided by operating activities of $57.8 million for the nine months ended September 30, 2017 was primarily attributable to the cash generated from customer licensing, software license and related implementation, support and maintenance fees, product sales and engineering services fees. Changes in operating assets and liabilities for the nine months ended September 30, 2017 primarily included increases in accounts receivable and deferred revenue, offset by decreases in prepaids and other current assets, accounts payable, and accrued salaries and benefits and other liabilities mainly due to the payout of the Corporate Incentive Plan.
Cash provided by operating activities of $61.5 million for the nine months ended September 30, 2016 was primarily attributable to the cash generated from customer licensing, software license and related implementation, support and maintenance fees, and engineering services fees. Changes in operating assets and liabilities for the nine months ended September 30, 2016 primarily included a decrease in accrued salaries and benefits and other liabilities mainly due to the payout of the Corporate Incentive Plan and an increase in deferred revenue.
Investing Activities
Cash provided by investing activities of $31.0 million for the nine months ended September 30, 2017 primarily consisted of proceeds from the maturities and sales of available-for-sale marketable securities of $32.0 million and $4.5 million, respectively, offset by $5.4 million paid to acquire property, plant and equipment.
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
Financing Activities
Cash used in financing activities of $43.4 million for the nine months ended September 30, 2017 was primarily due to an aggregate payment of $50.0 million to Barclays Bank PLC, as part of our accelerated share repurchase program, and $3.5 million in payments of taxes on restricted stock units, offset by $10.8 million proceeds from the issuance of common stock under equity incentive plans.
Cash provided by financing activities was $10.8 million for the nine months ended September 30, 2016. We received proceeds of $12.3 million from the issuance of common stock under equity incentive plans, offset by $0.5 million in principal payments made against the lease financing obligation and $1.9 million in payments of taxes on restricted stock units, which were reclassified from operating activities to conform with the current interim period presentation due to the adoption of Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” as of January 1, 2017. Refer to Note 2, “Recent Accounting Pronouncements,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further details regarding the adoption of this ASU.
Contractual Obligations
As of September 30, 2017, our material contractual obligations were (in thousands):

	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$17,511	$1,593	$6,447	$6,602	$2,869	$—	$—
Leases and other contractual obligations	28,336	3,020	6,000	5,631	4,662	4,793	4,230
Software licenses (3)	16,317	2,609	10,176	3,532	—	—	—
Convertible notes	138,000	—	138,000	—	—	—	—
Interest payments related to convertible notes	1,552	—	1,552	—	—	—	—
Total	$201,716	$7,222	$162,175	$15,765	$7,531	$4,793	$4,230
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $22.9 million including $20.7 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable as of September 30, 2017. As noted in Note 12, “Income Taxes,” of Notes to Unaudited Condensed

Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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
Share Repurchase Program
During the nine months ended September 30, 2017, we repurchased shares of our common stock under our share repurchase program as discussed below.
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

As of September 30, 2017, there remained an outstanding authorization to repurchase approximately 8.3 million shares of our outstanding common stock under the current share repurchase program.

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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of September 30, 2017, we had an investment portfolio of fixed income marketable securities of $142.3 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of September 30, 2017, the fair value of the portfolio would decline by approximately $0.1 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the Netherlands and the United Kingdom, design centers in Canada, India and Finland and small business development offices in Australia, China, Japan, Korea, Singapore and Taiwan. We monitor our foreign currency exposure; however, as of September 30, 2017, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 56% and 65% of our revenue for the nine months ended September 30, 2017 and 2016, respectively. For both of the nine months ended September 30, 2017 and 2016, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. Additionally, our top five customers represented approximately 63% and 65% of our revenues for the years ended December 31, 2016 and 2015, respectively. For both of the years ended December 31, 2016 and 2015, revenues from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue in each year. We extended our license agreement with Samsung in December 2013, and we expect Samsung to continue to account for a significant portion of our licensing revenue. We also entered into settlement agreements with each of SK hynix and Micron (which included Elpida, which Micron had acquired in July 2013) in June 2013 and December 2013, respectively. In June 2015, we also extended our license agreement with SK hynix. As a result of the renewal and such settlements, we expect each of Samsung, SK hynix and Micron to account for a significant portion of our licensing revenue in the future. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
In addition, while some of our license agreements provide for fixed, quarterly royalty payments, many of our license agreements provide for volume-based royalties, and may also be subject to caps on royalties in a given period. The sales volume and prices of our customers' products in any given period can be difficult to predict. Furthermore, when we apply the Standard for the first quarter of 2018, we anticipate that our revenue will vary a great deal from quarter to quarter as discussed further below. As a result of the foregoing items, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.

Also, a portion of our revenue comes from development and support services provided to our customers. Depending upon the nature of the services, a portion of the related revenue may be recognized ratably over the support period, or may be recognized according to contract revenue accounting. Contract revenue accounting may result in deferral of the service fees to the completion of the contract, or may result in the recognition of service fees over the period in which services are performed on a percentage-of-completion basis.
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

We provide guidance regarding our expected financial and business performance including our anticipated future revenues, operating expenses and other financial and operation metrics. We are evaluating the form and content of any guidance that we may provide following implementation of the Standard, a new revenue recognition standard that will be effective for the first quarter of 2018, and expect our guidance metrics to change.
Correctly identifying the key factors affecting business conditions and predicting future events is an inherently uncertain process. Any guidance that we provide may not always be accurate, or may vary from actual results, due to our inability to correctly identify and quantify risks and uncertainties to our business and to quantify their impact on our financial performance. We offer no assurance that such guidance will ultimately be accurate, and investors should treat any such guidance with appropriate caution. If we fail to meet our guidance or if we find it necessary to revise such guidance, even if such failure or revision is seemingly insignificant, investors and analysts may lose confidence in us and the market value of our common stock could be materially adversely affected.
Changes in accounting principles and guidance could result in unfavorable accounting charges or effects.
We prepare our financial statements in accordance with accounting principles generally accepted in the United States and these principles are subject to interpretation by the SEC and various bodies. A change in these principles or application guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, in May 2014, the FASB issued the Standard. The Standard, as amended, is effective for us on January 1, 2018. We have yet to make a final decision regarding the adoption method we will use, but we believe we will adopt the Standard on a full retrospective basis, with a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2016 determined on the basis of the impact of the Standard on the accounting for contracts that are not completed as of that date. Although we have yet to finalize our evaluation and quantification of the effects that the Standard will have on our consolidated financial statements, and to finalize the design and implementation of related changes to our policies, procedures and controls, we expect the Standard to materially impact the timing of revenue recognition for our fixed-fee intellectual property (IP) licensing arrangements (including certain fixed-fee agreements that license our existing IP portfolio as well as IP added to our portfolio during the license term) as a majority of such revenue would be recognized at inception of the license term, as opposed to over time as is the case under current U.S. GAAP, and we will be required to compute and recognize interest income over time as control over the IP generally transfers significantly in advance of cash being received from customers. We are also evaluating the form and content of any guidance that we may provide following implementation of the Standard and expect our guidance metrics to change. We expect that any change to current revenue recognition practices may significantly increase volatility in our quarterly revenue trends.
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
For the nine months ended September 30, 2017 and 2016, revenues received from our international customers constituted approximately 58% and 65%, respectively, of our total revenue. Additionally, for the years ended December 31, 2016 and 2015, revenues received from our international customers constituted approximately 64% and 60%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
Problems with our information systems could interfere with our business and could adversely impact our operations.
We rely on our information systems and those of third parties for fulfilling licensing and contractual obligations, processing customer orders, delivering products, providing services and support to our customers, billing and tracking our customer orders, performing accounting operations and otherwise running our business. If our systems fail, our disaster and data recovery planning and capacity may prove insufficient to enable timely recovery of important functions and business records. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. Additionally, our information systems may not support new business models and initiatives and significant investments could be required in order to upgrade them. For example, in connection with our adoption of the Standard, we plan to augment our systems with new revenue accounting software, utilizing internal and third party resources. Delays in adapting our information systems to address new business models and accounting standards could limit the success or result in the failure of such initiatives and impair the effectiveness of our internal controls. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our operating results could be negatively impacted.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

Cumulative shares repurchased as of December 31, 2016	8,548,361	$11.70	8,548,361	11,451,639
May 1, 2017 - May 31, 2017 (1)	3,187,251	To be determined at the end of the current accelerated share repurchase program	3,187,251	8,264,388
Cumulative shares repurchased as of September 30, 2017	11,735,612		11,735,612
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

RAMBUS INC.

Date: October 27, 2017	By:	/s/ Rahul Mathur
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1 (1)	Employment Agreement between the Company and Ronald Black, dated as of July 17, 2017.

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

(1)	Incorporated by reference to the Form 8-K filed on July 18, 2017.