Form 10-K
period 2017-12-31
RAMBUS INC
filed 2018-02-23
CIK 917273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2017 was approximately $1.0 billion based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $.001 par value, was 109,847,582 as of January 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on or about April 26, 2018 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Effects of security breaches or failures in our or our customers’ products and services on our business;

•	Engineering, sales and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses, operations and expansion;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Effects of government regulations on our industry and business;

•	Manufacturing, shipping and supply partners and/or sale and distribution channels;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements, including our expectations regarding the new revenue recognition standard on our financial position and results of operations;

•	Effective tax rates, including as a result of the new U.S. tax legislation;

•	Restructurings and plans of termination;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	The level and terms of our outstanding debt and the repayment or financing of such debt;

•	Protection of intellectual property;

•	Any changes in laws, agency actions and judicial rulings that may impact the ability to enforce intellectual property rights;

•	Indemnification and technical support obligations;

•	Equity repurchase plans;

•	Issuances of debt or equity securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Effects of fluctuations in currency exchange rates;

•	Outcome and effect of potential future intellectual property litigation and other significant litigation; and

•	Likelihood of paying dividends.
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

PART I
Rambus, CryptoFirewallTM, CryptoMediaTM, CryptoManagerTM, TruEdgeTM and MicroLens® are trademarks, registered trademarks or copyrights of Rambus Inc. Other trademarks or copyrights that may be mentioned in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.	Business
Dedicated to making data faster and safer, Rambus creates innovative hardware, software and services that drive technology advancements from the data center to the mobile edge. Our architecture licenses, IP cores, chips, software, and services span memory and interfaces, security, and emerging technologies to positively impact the modern world. We collaborate with the industry, partnering with leading chip and system designers, foundries, and service providers. Integrated into a wide array of devices and systems, our products power and secure diverse applications, including Big Data, Internet of Things (IoT) security, mobile payments, and smart ticketing.

Building upon the foundation of technologies for memory, SerDes and other chip interfaces, we have expanded our portfolio of inventions and solutions to address chip and system security, mobile payments and smart ticketing. We intend to continue our growth into new technology fields, consistent with our mission to create value through our innovations and to make those technologies available through the shipment of products, the delivery of services, and licensing business models. Key to our efforts is continuing to hire and retain world-class inventors, scientists and engineers to lead the development and deployment of inventions and technology solutions for our fields of focus.

Our inventions and technology solutions are offered to our customers through patent, technology, software and IP core licenses, as well as product sales and services. Today, our primary source of revenue is derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. Royalties from patent licenses accounted for 67%, 73% and 84% of our consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

Our strategy is to continue to augment our patent license business model to provide additional technology, products and services while creating and leveraging strategic synergies to increase revenue. In support of our strategy, Rambus has transitioned to focus on two key high-growth markets - the data center and the mobile edge - with an approach and product roadmap that leverage our core competencies and supplement with ingredient components to both differentiate and accelerate our position in complementary markets.

We bolstered our offerings in these markets in 2016 through the acquisition and integration of four businesses in the fields of mobile payments, smart ticketing, memory buffer chips and SerDes IP cores. In 2017, we extended the product and service portfolio in our Security division with the launch of our Host Card Emulation (HCE) Ticket Wallet Service and white label mobile application, the Unified Payment Platform, bringing bank-level security to retail “scan-and-go” and the CrytpoManager IoT Security Service, protecting and monitoring IoT endpoints. We believe these businesses complement our security division by allowing us to extend its foundational security technology to offer differentiated, value-added security solutions to its customers.

In addition, the Memory and Interface division augmented its suite of IP Cores with the announcement of 56G SerDes and High Bandwidth Memory Gen2 (HBM2) PHYs and grew the Chips catalog with the launch of the DDR4 non-volatile DIMM (NVDIMM) buffer chip and our server DIMM chipset expected for next-generation DDR5. We believe these products strengthen our market position for memory buffer chips and enhance our SerDes and IP offerings enabling us to better address the needs of the server, networking and data center market.
Organization

We have organized our business into four operational units:

•	Memory and Interfaces (MID)

•	Security (RSD)

•	Emerging Solutions (ESD)

•	Lighting (RLD)

As of December 31, 2017, MID and RSD met quantitative thresholds for disclosure as reportable segments. Results for ESD and RLD are shown under “Other.” For additional information concerning segment reporting, see Note 6, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.

Memory and Interfaces

The Rambus Memory and Interfaces Division develops products and services that solve the power, performance, and capacity challenges of the communications and data center computing markets. Rambus standards-compatible memory and

SerDes solutions include chips, architectures, memory and SerDes interface IP Cores, IP validation tools, and system and IC design services. Developed through our system-aware design methodology, Rambus products deliver improved time-to-market and first-time-right quality.

As data rates continue to rise to meet that growing demands for faster data delivery, it becomes increasingly difficult to maintain signal integrity and power efficiency at the speeds required to support more powerful, multi-core processors. To address these challenges and enable the continued improvement of electronics systems, ongoing innovation is required. The many contributions and patented innovations developed by Rambus scientists and engineers have been, and continue to be, critical in addressing some of the most difficult chip and system challenges. The foundations of MID are world-class memory architectures and high-performance SerDes technologies that are brought to market through three main business initiatives: (1) patent licensing; (2) silicon IP core licensing; and (3) chipsets.

Patent Licensing

Our traditional patent licensing program remains our primary source of revenue. Our patent licenses provide our customers a license to use a certain portion of our portfolio of patented inventions in the customer’s own digital electronics products, systems or services. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain periods ranging up to ten years. Leading consumer product, industrial, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, GE, IBM, Intel, LSI, Micron, Nanya, NVIDIA, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics, Toshiba, Western Digital, Winbond and Xilinx have licensed our patents for use in their own products. The vast majority of our patents were secured through our internal research and development efforts across all of our business units.

Silicon IP Core Licensing

Our IP core licensing program offers a suite of high-speed memory and SerDes PHY solutions designed to meet the growing performance needs of data center and networking. Due to the complex nature of implementing our technologies, we provide engineering services under certain of these licenses to help our customers successfully integrate our technology solutions into their semiconductor and system products. Licensees may also receive, in addition to their license agreements, patent licenses as necessary to implement the technology in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts. Our solutions are designed into systems bought by OEMs. We license both directly to ASIC design houses and semiconductor foundries that, in turn, sell to OEMs, or to OEMs directly.

Chip Sets

Made for high speed, reliability and power efficiency, our DDR memory buffer chipsets for RDIMM, LRDIMM and NVDIMM server modules deliver top-of-the-line performance and capacity for the next wave of enterprise and data center servers. Rambus offers DDR3 and DDR4 server DIMM chipsets to enable increased memory capacity, while maintaining peak performance for data-intensive work loads. In the third quarter of 2017, we announced a silicon-proven server DIMM buffer chipset capable of achieving the speeds expected for next-generation DDR5.

We sell our semiconductor products directly and indirectly to module manufacturers and OEMs worldwide through multiple channels, including our direct sales force and distributors. We operate direct sales offices in the United States, Japan, Korea, Taiwan, China, and employ sales personnel that cover our direct customers and manage our channel partners.

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

Security

Rambus Security is dedicated to providing a secure foundation for a connected world. Our innovative solutions span areas including tamper-resistant electronic devices and systems, network security, mobile payment, smart ticketing and trusted transaction services. Rambus' foundational technologies protect a substantial amount of licensed products annually, providing secure access to data and creating an economy of digital trust between our customers and their customer base.

Security challenges are increasingly prevalent in a multitude of industries, including high-growth sectors such as mobile, Internet of Things (IoT), automotive and the data center, providing a variety of opportunities for our security technologies and services. We believe robust security starts with the design of the SoC and continues through the manufacturing supply chain to end-user applications. In line with this thinking, RSD offers a suite of products and services from DPA countermeasures and cores to our CryptoManager™ Platform, mobile payments and smart ticketing.

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

CryptoManager Platform

As the amount of valuable data stored and communicated across devices continues to grow in the mobile, automotive and IoT segments, the need for robust security services is becoming increasingly necessary. Robust security starts with the design of the SoC and continues with the manufacturing supply chain. The Rambus CryptoManager Platform includes a hardware root of trust, infrastructure, software and hosted security services, capable of supporting a variety of configurations via a hardware core or secure software, to provide a scalable and flexible security solution for chip-to-cloud-to-crowd security.

The CryptoManager platform provides chip and device companies with an advanced hardware root-of-trust for their SoCs, as well as an Infrastructure Suite for end-to-end security throughout the SoC design and manufacturing process. The CryptoManager platform has been developed with a services-based architecture that enables a secure, two-way communication channel across the manufacturing stages. This extensible solution is built on a foundation that simplifies, automates, and reduces costs for global enterprise IT, manufacturing, and operations functions. The platform is designed to support the enablement of in-field provisioning and hosted security services.

Mobile Payments

NFC-based mobile payments offer many advantages to consumers, retailers and financial institutions alike. For consumers, mobile wallets provide a convenient, “tap-and-go” frictionless commerce experience, seamlessly integrating credit cards, loyalty points and gift cards, while leveraging enhanced security features like multi-factor authentication and biometrics. For retailers, mobile wallets offer businesses the ability to engage users with an immersive, “in-app” experience that bridges the gap from digital to physical with profile-based shopping to offer customized recommendations and coupons to customers. Finally, for banks and retailers, mobile wallets enhance protection from fraud and greater customer engagement and loyalty.

Our technology adapts to any mobile payments ecosystem - whether card credentials are stored on the device or in the cloud using host card emulation - and ensures security through tokenization. With our software, customers can fulfill the role of a token service provider, securing transactions by removing vulnerable card data from the payment network. Our mobile payment solutions are offered to financial institutions and retailers through software license agreements.

Smart Ticketing

Smart ticketing is changing the way people travel by bringing greater convenience and security to travelers and transport operators alike. Through the use of smart cards and smart phones, travelers can download and store their tickets electronically, eliminating the need for ticket vending machines and paper tickets, enabling users to simply tap their smart card or device on a gate or validator to access their travel. Our smart ticketing technology combines back-office processing and analytics systems with web portals, smart cards and mobile applications to deliver comprehensive solutions to transport operators and local authorities. Data analytics enable improved profitability and optimization of smart transport schemes through access to real-world travel data, with easy management of transaction data to ensure accurate reimbursements. ITSO certified and interoperable with existing transport providers, our smart ticketing solutions are easy to integrate across multiple modes of travel, simplifying customer journeys at lower cost. Currently, our smart ticketing solutions are primarily offered to public transit authorities in the United Kingdom and we are working to expand our offerings into the broader international markets.

Emerging Solutions

ESD encompasses our long-term research and development efforts in emerging technologies, primarily focused on next-generation memory solutions and cryogenic computing. ESD programs are generally at the research and pre-commercial stages and may involve collaboration with government entities, universities and industry partners.

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

On January 30, 2018, we announced our plans to close our lighting division and manufacturing operations in Brecksville, Ohio. We believe that such business is not core to our strategy and growth objectives. Refer to Note 19, “Subsequent Event,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.

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

To the extent that alternatives might provide comparable system performance at lower or similar cost to our technologies are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our customers and prospective customers may adopt and promote alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain. In the past, litigation has been and in the future may be required to enforce and protect our intellectual property rights, as well as the substantial investments undertaken to research and develop our innovations and technologies.

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

As of December 31, 2017, we had approximately 570 employees in our engineering departments, representing approximately 69% of our total number of 819 employees. None of our employees are covered by collective bargaining agreements. As noted, we believe our future success is dependent on our continued ability to identify, attract, motivate and retain qualified personnel. In order to attract qualified employees, we have created an environment and culture that encourages, fosters and supports research, development and innovation in breakthrough technologies with significant opportunities for broad industry adoption. To date, we believe we have been successful in recruiting qualified employees and that we have a good relationship with our employees.

A significant number of our scientists and engineers spend all or a portion of their time on research and development. For the years ended December 31, 2017, 2016 and 2015, research and development expenses were $149.1 million, $129.8 million and $111.1 million, respectively. We expect to continue to invest substantial funds in research and development activities. In addition, because our customer agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract and other revenue.

Intellectual Property

We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement. As of December 31, 2017, our technologies are covered by 2,079 U.S. and foreign patents, having expiration dates ranging from 2018 to 2038. Additionally, we have 579 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.

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
We have a high degree of revenue concentration. Our top five customers represented approximately 55% and 63% of our revenues for the years ended December 31, 2017 and 2016, respectively. For both of the years ended December 31, 2017 and 2016, revenues from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue in each year. We extended our license agreement with Samsung in December 2013, and we expect Samsung to continue to account for a significant portion of our licensing revenue. We also entered into settlement agreements with each of SK hynix and Micron (which included Elpida, which Micron had acquired in July 2013) in June 2013 and December 2013, respectively. In June 2015, we also extended our license agreement with SK hynix. As a result of the renewal and such settlements, we expect each of Samsung, SK hynix and Micron to account for a significant portion of our licensing revenue in the future. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
In addition, while some of our license agreements provide for fixed, quarterly royalty payments, many of our license agreements provide for volume-based royalties, and may also be subject to caps on royalties in a given period. The sales volume and prices of our customers' products in any given period can be difficult to predict. Furthermore, when we apply the new revenue standard in the first quarter of 2018, we anticipate that our revenue will vary a great deal from quarter to quarter. As a result of the foregoing items, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.
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

We provide guidance regarding our expected financial and business performance including our anticipated future revenues, operating expenses and other financial and operation metrics. We are evaluating the form and content of any guidance that we may provide following implementation of the Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“the New Revenue Standard”), issued by the Financial Accounting Standards Board (“the FASB”) in May 2014. The New Revenue Standard will be effective for the first quarter of 2018, and we expect our guidance metrics to change.
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
We prepare our financial statements in accordance with accounting principles generally accepted in the United States and these principles are subject to interpretation by the SEC and various bodies. A change in these principles or application guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, the New Revenue Standard, as amended, is effective for us on January 1, 2018. We will adopt the New Revenue Standard on a full retrospective basis, with a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2016 determined on the basis of the impact of the New Revenue Standard on the accounting for contracts that are not completed as of that date. Although we have yet to finalize our evaluation and quantification of the effects that the New Revenue Standard will have on our consolidated financial statements, and to finalize the design and implementation of related changes to our policies, procedures and controls, we expect the New Revenue Standard to materially impact the timing of revenue recognition for our fixed-fee intellectual property (IP) licensing arrangements (including certain fixed-fee agreements that license our existing IP portfolio as well as IP added to our portfolio during the license term) as a majority of such revenue would be recognized at inception of the license term, as opposed to over time as is the case under current U.S. GAAP, and we will be required to compute and recognize interest income over time as control over the IP generally transfers significantly in advance of cash being received from customers. We do not expect the adoption of the New Revenue Standard to have a material impact on our other revenue streams. We are also evaluating the form and content of any guidance that we may provide following implementation of the New Revenue Standard and expect our guidance metrics to change. We expect that any change to current revenue recognition practices may significantly increase volatility in our quarterly revenue, financial results and trends, and may impact our stock price.
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
For the years ended December 31, 2017 and 2016, revenues received from our international customers constituted approximately 58% and 64%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
We rely on our information systems and those of third parties for fulfilling licensing and contractual obligations, processing customer orders, delivering products, providing services and support to our customers, billing and tracking our customer orders, performing accounting operations and otherwise running our business. If our systems fail, our disaster and data recovery planning and capacity may prove insufficient to enable timely recovery of important functions and business records. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. Additionally, our information systems may not support new business models and initiatives and significant investments could be required in order to upgrade them. For example, in connection with our adoption of the New Revenue Standard, we plan to augment our systems with new revenue accounting software, utilizing internal and third party resources. Delays in adapting our information systems to address new business models and accounting standards could limit the success or result in the failure of such initiatives and impair the effectiveness of our internal controls. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our operating results could be negatively impacted.
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

•	our signing or not signing new licenses and the loss of strategic relationships with any customer;

•	announcements of technological innovations or new products by us, our customers or our competitors;

•	changes in our strategies, including changes in our licensing focus and/or acquisitions of companies with business models or target markets different from our own;

•	positive or negative reports by securities analysts as to our expected financial results and business developments;

•	developments with respect to patents or proprietary rights and other events or factors;

•	new litigation and the unpredictability of litigation results or settlements; and

•	issuance of additional securities by us, including in acquisitions; and

•	changes in accounting pronouncements, including implementation of the New Revenue Standard.
In addition, the stock market in general, and prices for companies in our industry in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.
We have outstanding senior convertible notes in an aggregate principal amount totaling $253.7 million. Because these notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of such notes. In addition, the existence of these notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.
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
We have material indebtedness. In August 2013, we issued $138.0 million aggregate principal amount of our 2018 Notes of which $81.2 million aggregate principal amount remains outstanding. Further, in November 2017, we issued $172.5 million aggregate principal amount of our 2023 Notes, the entire amount of which remains outstanding. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited;

•	a substantial portion of our cash flows from operations in the future may be required for the payment of interest and principal when due and at maturity in August 2018 and February 2023; and

•	we may be required to make cash payments upon any conversion of the 2018 Notes and 2023 Notes (together, the “Notes”), which would reduce our cash on hand.

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
We seek to diligently protect our intellectual property rights and will continue to do so. While we are not currently involved in intellectual property litigation, any future litigation, whether or not determined in our favor or settled by us, would be expected to be costly, may cause delays applicable to our business (including delays in negotiating licenses with other actual or potential customers), would be expected to discourage future design partners, would tend to impair adoption of our existing technologies and would divert the efforts and attention of our management and technical personnel from other business operations. In addition, we may be unsuccessful in any litigation if we have difficulty obtaining the cooperation of former employees and agents who were involved in our business during the relevant periods related to our litigation and are now needed to assist in cases or testify on our behalf. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights beyond the rights at issue in a particular case, including, among other things: our being effectively barred from suing others for violating certain or all of our intellectual property rights; our patents being held invalid or unenforceable or not infringed; our being subjected to significant liabilities; our being required to seek licenses from third parties; our being prevented from licensing our patented technology; or our being required to renegotiate with current customers on a temporary or permanent basis.
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

In addition, our patents will continue to expire according to their terms, with expiration dates ranging from 2018 to 2038. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2017, we occupied offices in the leased facilities described below:

Number of Offices Under Lease	Location	Primary Use
7	United States
	Sunnyvale, CA (Corporate Headquarters)	Executive and administrative offices, research and development, sales and marketing and service functions
	Chapel Hill, NC	Research and development
	Brecksville, OH (2 locations)	Research and development, prototyping and light manufacturing facility
	San Francisco, CA	Research and development
	Richardson, TX	Research and development
	Agoura Hills, CA	Research and development
1	Bangalore, India	Administrative offices, research and development and service functions
1	Tokyo, Japan	Business development
1	Seoul, Korea	Business development
1	Shanghai, China	Business development
1	Singapore	Business development
1	Taipei, Taiwan	Business development
1	Melbourne, Australia	Business development
1	Rotterdam, The Netherlands	Administrative offices, research and development, sales and marketing and service functions
1	East Kilbride, United Kingdom	Administrative offices, research and development, sales and marketing and service functions
1	Toronto, Canada	Research and development
1	Espoo, Finland	Research and development

Item 3.	Legal Proceedings
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

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016
	High	Low	High	Low
First Quarter	$14.24	$12.37	$13.99	$10.66
Second Quarter	$13.41	$11.39	$13.97	$11.13
Third Quarter	$13.64	$11.30	$14.50	$11.42
Fourth Quarter	$15.50	$13.32	$14.39	$11.44

The graph below compares the cumulative 5-year total return of holders of Rambus Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2012 to December 31, 2017.

Fiscal years ending:

	12/12	12/13	12/14	12/15	12/16	12/17
Rambus Inc.	100.00	194.46	227.72	237.99	282.75	291.99
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
RDG Semiconductor Composite	100.00	135.28	172.65	159.13	212.14	291.70
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.

As of January 31, 2018, there were 493 holders of record of our common stock. Since many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
We have never paid or declared any cash dividends on our common stock or other securities.

Share Repurchase Program
On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan. After giving effect to the accelerated share repurchase program detailed in the table below, we had remaining authorization to repurchase approximately 7.4 million shares.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

Cumulative shares repurchased as of December 31, 2016	8,548,361		8,548,361	11,451,639
May 1, 2017 - May 31, 2017 (1)	3,187,251	$12.45	3,187,251	8,264,388
November 1, 2017 - November 30, 2017 (1)	829,760	$12.45	829,760	7,434,628
Cumulative shares repurchased as of December 31, 2017	12,565,372		12,565,372
(1) In the second quarter of 2017, we entered into an accelerated share repurchase program with a financial institution to repurchase an aggregate of $50.0 million of our common stock. We made an upfront payment of $50.0 million pursuant to the accelerated share repurchase program and received an initial delivery of 3.2 million shares which were retired. During the fourth quarter of 2017, the accelerated share repurchase program was completed and we received an additional 0.8 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program. The total shares of our common stock received and retired under the terms of the accelerated share repurchase program were 4.0 million, with an average price paid per share of $12.45. See Note 13, “Stockholders' Equity,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

Item 6.	Selected Financial Data
The following selected consolidated financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 was derived from our consolidated financial statements. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Years Ended December 31,
	2017 (3) (4)	2016 (1) (2)	2015 (2) (3) (4)	2014 (2)	2013 (1) (2)
	(In thousands, except per share amounts)
Total revenue	$393,096	$336,597	$296,278	$296,558	$271,501
Net income (loss)	$(22,862)	$6,820	$211,388	$26,201	$(33,748)
Net income (loss) per share:
Basic	$(0.21)	$0.06	$1.84	$0.23	$(0.30)
Diluted	$(0.21)	$0.06	$1.80	$0.22	$(0.30)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$329,376	$172,182	$287,706	$300,109	$387,662
Total assets	$891,072	$783,496	$718,021	$586,235	$710,485
Convertible notes	$213,898	$126,167	$119,418	$113,045	$270,782
Stockholders’ equity	$571,584	$552,782	$526,533	$391,622	$340,229
______________________________________

(1)
The net income for the year ended December 31, 2016 included $18.3 million of impairment of in-process research and development intangible asset and a reduction of operating expenses due to the change in our contingent consideration liability of $6.8 million. The net loss for the year ended December 31, 2013 included $17.8 million of impairment of goodwill and long-lived assets.

(2)
The net income (loss) for the years ended December 31, 2016, 2015, 2014 and 2013 included $0.6 million, $2.0 million, $2.0 million, and $0.5 million, respectively, of gain from settlement which was reflected as a reduction of operating costs and expenses.

(3)
The net loss for the year ended December 31, 2017 included a $21.5 million deferred tax asset valuation allowance and $20.7 million related to re-measurement of deferred tax assets as a result of the tax law changes. The net income for the year ended December 31, 2015 included $174.5 million related to the reversal of the deferred tax asset valuation allowance.

(4)
Stockholders' equity includes $50.0 million paid under the accelerated share repurchase program initiated in May 2017 and $100.0 million paid under the accelerated share repurchase program initiated in October 2015 as well as the $174.5 million net impact of the reversal of the deferred tax asset valuation allowance.

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

Rambus, CryptoFirewallTM, CryptoMediaTM and CryptoManagerTM are trademarks or registered trademarks of Rambus Inc. Other trademarks that may be mentioned in this report on Form 10-K are the property of their respective owners.
Executive Summary
We create innovative hardware, software and services that drive technology advancements from the data center to the mobile edge. Our architecture licenses, IP cores, chips, software, and services span memory and interfaces, security, and emerging technologies to positively impact the modern world. We collaborate with the industry, partnering with leading chip and system designers, foundries, and service providers. Integrated into a wide array of devices and systems, our products power and secure diverse applications, including Big Data, Internet of Things (IoT) security, mobile payments, and smart ticketing.

Highlights from our annual results were as follows:

•	Revenue of $393.1 million;

•	Operating Costs and Expenses of $338.7 million

•	GAAP diluted net loss per share of $0.21;

•	Royalty revenue of $289.6 million and licensing billings (1) of $289.6 million; and

•	Net cash provided by operating activities of $117.4 million

(1)	Licensing billings is an operational metric that reflects amounts invoiced to our patent and technology licensing customers during the period.

In 2017, our CryptoManager Internet of Things (IoT) Security Service was selected by Cybertrust Japan, a subsidiary of Softbank Technology Corp. Additionally, we announced the GDDR6 (Graphics Double Data Rate) Memory PHY for Artificial Intelligence (AI), automotive and networking, with a comprehensive solution to be offered in conjunction with Micron, Northwest Logic and Avery Designs.
Business Overview
Dedicated to making data faster and safer, Rambus creates innovative hardware, software and services that drive technology advancements from the data center to the mobile edge. Our architecture licenses, IP cores, chips, software, and services span memory and interfaces, security, and emerging technologies to positively impact the modern world. We collaborate with the industry, partnering with leading chip and system designers, foundries, and service providers. Integrated into a wide array of devices and systems, our products power and secure diverse applications, including Big Data, Internet of Things (IoT) security, mobile payments, and smart ticketing.

Building upon the foundation of technologies for memory, SerDes and other chip interfaces, we have expanded our portfolio of inventions and solutions to address chip and system security, mobile payments and smart ticketing. We intend to continue our growth into new technology fields, consistent with our mission to create value through our innovations and to make those technologies available through the shipment of products, the delivery of services, and licensing business models. Key to our efforts is continuing to hire and retain world-class inventors, scientists and engineers to lead the development and deployment of inventions and technology solutions for our fields of focus.

Our strategy is to continue to augment our patent license business model to provide additional technology, products and services while creating and leveraging strategic synergies to increase revenue. In support of our strategy, Rambus has transitioned to focus on two key high-growth markets - the data center and the mobile edge - with an approach and product roadmap that leverage our core competencies and supplement with ingredient components to both differentiate and accelerate our position in complementary markets.

Organization

We have organized the business into four operational units: (1) Memory and Interfaces, or MID, which focuses on the design, development, manufacturing through partnerships and licensing of technology and solutions that is related to memory and interfaces; (2) Security, or RSD, which focuses on the design, development, deployment and licensing of technologies for chip, system and in-field application security, anti-counterfeiting, smart ticketing and mobile payments; (3) Emerging Solutions, or ESD, which includes the Rambus Labs team, the development efforts in the area of emerging technologies; and (4) Lighting, or RLD, which focuses on the design, development and licensing of technologies for advanced LED-based lighting solutions.

On January 30, 2018, we announced our plans to close our lighting division and manufacturing operations in Brecksville, Ohio. We believe that such business is not core to our strategy and growth objectives. Refer to Note 19, “Subsequent Event,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.

As of December 31, 2017, MID and RSD met quantitative thresholds for disclosure as reportable segments. Results for ESD and RLD are shown under “Other.” For additional information concerning segment reporting, see Note 6, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.

Revenue Sources

Our inventions and technology solutions are offered to our customers through patent, technology, software and IP core licenses, as well as product sales and services. Today, our primary source of revenue is derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer’s own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods of up to ten years. Leading consumer product, industrial, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, GE, IBM, Intel, LSI, Micron, Nanya, NVIDIA, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics, Toshiba, Western Digital, Winbond and Xilinx have licensed our patents, the majority of which we have produced organically, for use in their own products. Royalties from patent licenses accounted for 67%, 73% and 84% of our consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

We also offer our customers technology licenses to support the implementation and adoption of our technology in their products or services. Our customers include leading companies such as GE, IBM, Panasonic, Qualcomm, Samsung, Sony and Toshiba. Our technology license offerings include a range of technologies for incorporation into our customers’ products and systems. We also offer a range of services as part of our technology licenses which can include know-how and technology transfer, product design and development, system integration, and other services. These technology license agreements may have both a fixed price (non-recurring) component and ongoing use fees and in some cases, royalties. Further, under technology licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us. Royalties from technology licenses accounted for 6%, 6% and 5% of our consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

The remainder of our revenue is product revenue, contract services and other revenue, which includes our product sales, IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period. Product revenue accounted for 9%, 8% and 6% of our consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Contract and other revenue accounted for 17%, 14% and 6% of our consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively. As we continue to execute on our strategy to augment our traditional patent licensing business model to provide additional technology, products and services, product revenue and related cost of product revenue were reclassified from contract and other revenue and cost of contract and other revenue, respectively, during the second quarter of 2017.

Expenses

Cost of product revenue for 2017 increased approximately $2.5 million to $23.8 million from $21.3 million as compared to the same period in 2016 primarily due to increased cost of sales associated with higher sales of memory products.

Engineering expenses continue to play a key role in our efforts to maintain product innovations. Our engineering expenses for 2017 increased $28.9 million as compared to the same period in 2016 primarily due to increased headcount related expenses of $8.1 million, increased expenses related to software design tools of $5.5 million, increased amortization costs of $5.4 million, increased costs associated with engineering services of $4.2 million, increased stock-based compensation expense of $3.0 million, increased prototyping costs of $2.4 million, increased travel costs of $0.9 million, increased bonus accrual expense of $0.8 million and increased consulting costs of $0.6 million, offset by lower depreciation expense of $1.6 million.

Sales, general and administrative expenses for 2017 increased $15.8 million as compared to the same period in 2016 primarily due to increased headcount related expenses of $5.4 million, increased stock-based compensation expense of $3.3 million, increased bonus accrual expense of $3.1 million, increased sales and marketing expenses of $2.6 million, increased consulting costs of $2.2 million and increased travel costs of $1.3 million, offset by decreased acquisition related costs of $3.1 million.

Intellectual Property

As of December 31, 2017, our semiconductor, lighting, security and other technologies are covered by 2,079 U.S. and foreign patents. Additionally, we have 579 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.

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

We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 55% of our revenue for 2017 as compared to 63% in 2016 and 65% in 2015. For 2017, 2016 and 2015, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. While we expect Samsung, SK hynix and Micron to account for a significant portion of our ongoing licensing revenue, the particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.

Our revenue from companies headquartered outside of the United States accounted for approximately 58% in 2017 as compared to 64% in 2016 and 60% in 2015. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, the majority of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk. For additional information concerning international revenue, see Note 6, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.

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
Cost of product revenue, engineering costs as well as sales, general and administrative expenses in the aggregate increased and as a percentage of revenue decreased in 2017 as compared to the prior year. In the near term, we expect these costs in the aggregate to be higher as we intend to continue to make investments in the infrastructure and technologies required to increase our product innovation in semiconductor, security, mobile payments, smart cards and other technologies. In addition, while we have not been involved in material litigation since 2014, to the extent litigation is again necessary, our expectations on the amount and timing of any future general and administrative costs are uncertain.

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

In May 2014, the FASB issued the New Revenue Standard, which is effective for us on January 1, 2018. We will adopt the New Revenue Standard and utilize the full retrospective method to restate each prior period presented. A cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2016 will be determined on the basis of the impact of the New Revenue Standard on the accounting for contracts that were not completed as of that date. As part of our assessment and implementation plan, we are evaluating and implementing internal control changes and key systems functionality to enable the preparation and reporting of the financial information required by the New Revenue Standard, and have reached conclusions on key accounting considerations related to the New Revenue Standard. We expect the New Revenue Standard to have a material impact on royalty revenue due to the elimination of mandatory revenue deferral for extended payment terms. Based on the results of our impact assessment analysis, we have determined that the New Revenue Standard will materially impact the timing of revenue recognition for our fixed-fee intellectual property (IP) and minimum guarantee licensing arrangements as such revenue will be accelerated and recognized upon commencement of a license term, as opposed to over time as is the case under current U.S. GAAP, and we will be required to compute and recognize interest income over time under such arrangements, as control over the IP transfers significantly in advance of cash being received from licensees. We expect such changes to current revenue recognition practices to significantly increase volatility in our quarterly revenue, financial results and trends, and may impact our stock price. In addition, and in accordance with existing U.S. GAAP, we currently recognize revenue from per-unit royalty-based IP licenses in the period the licensee reports its sales, generally in the quarter after the underlying sales by the licensee occurred. On adoption of the New Revenue Standard, such royalties will be recognized as revenue during the period in which the licensee's sales are estimated to have occurred, which will result in an adjustment to revenue when actual amounts are subsequently reported by our licensees. We are still assessing the impact that the adoption of the New Revenue Standard will have on our other revenue streams.

We will finalize our accounting assessment and quantification of the effects the New Revenue Standard will have on our consolidated financial statements during the first quarter of 2018.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2017	2016	2015
Revenue:
Royalties	73.7%	78.6%	88.6%
Product revenue	9.3%	7.7%	5.8%
Contract and other revenue	17.0%	13.7%	5.6%
Total revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of product revenue*	6.1%	6.3%	4.2%
Cost of contract and other revenue	14.1%	13.6%	11.1%
Research and development*	37.9%	38.6%	37.5%
Sales, general and administrative*	28.2%	28.3%	23.8%
Restructuring charges	—%	—%	1.2%
Impairment of in-process research and development intangible asset	—%	5.4%	—%
Change in contingent consideration liability	—%	(2.0)%	—%
Gain from sale of intellectual property	(0.1)%	—%	(1.2)%
Gain from settlement	—%	(0.2)%	(0.7)%
Total operating costs and expenses	86.2%	90.0%	75.9%
Operating income	13.8%	10.0%	24.1%
Interest income and other income, net	0.4%	0.5%	0.3%
Loss on extinguishment of debt	(0.3)%	—%	—%
Interest expense	(3.5)%	(3.8)%	(4.2)%
Interest and other income (expense), net	(3.4)%	(3.3)%	(3.9)%
Income before income taxes	10.4%	6.7%	20.2%
Provision for (benefit from) income taxes	16.2%	4.7%	(51.0)%
Net income (loss)	(5.8)%	2.0%	71.2%
______________________________________

* Includes stock-based compensation:
Cost of product revenue	0.0%	0.0%	0.0%
Research and development	3.1%	2.7%	2.3%
Sales, general and administrative	3.9%	3.5%	2.8%
Segment Results
Revenue from the MID reportable segment increased approximately $40.9 million to $280.7 million for the year ended December 31, 2017 from $239.8 million for the year ended December 31, 2016. The increase was primarily due to higher royalty revenue from Marvell Technology Group, a renewed license agreement with STMicroelectronics, Western Digital, Winbond Electronics, higher sales from technology projects and higher sales of memory products from the Memory Interconnect Business acquisition.
Segment operating income from the MID reportable segment increased approximately $23.3 million to $194.7 million for the year ended December 31, 2017 from $171.4 million for the year ended December 31, 2016. The increase was primarily due to increased revenue as discussed above, partially offset by increased headcount related costs due to higher number of employees and increased cost of sales related to sales of memory products.

Revenue from the RSD reportable segment increased approximately $20.5 million to $96.7 million for the year ended December 31, 2017 from $76.2 million for the year ended December 31, 2016. The increase was primarily due to higher royalty revenue from NVIDIA, Western Digital and higher revenue from Renesas and other security technology development projects, offset by lower royalty revenue from Xilinx.
Segment operating income from the RSD reportable segment increased approximately $22.4 million to $46.7 million for the year ended December 31, 2017 from $24.3 million for the year ended December 31, 2016. The increase was primarily due to increased revenue as discussed above and decreased headcount related costs, partially offset by increased consulting costs.
Revenue from the Other segment decreased approximately $4.9 million to $15.7 million for the year ended December 31, 2017 from $20.6 million for the year ended December 31, 2016. The decrease was primarily due to lower royalties from technology licenses associated with lighting products and decreased revenue from lighting technology development projects, offset by increased sales of light guide products.
Segment operating loss from the Other segment increased approximately $8.3 million to $18.1 million for the year ended December 31, 2017 from $9.8 million for the year ended December 31, 2016. The increase was primarily due to decreased revenue as discussed above.
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

	Years Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	Change	Change
	(Dollars in millions)
Total Revenue
Royalties	$289.6	$264.6	$262.4	9.4%	0.8%
Product revenue	36.5	26.1	17.3	40.1%	50.4%
Contract and other revenue	67.0	45.9	16.6	45.9%	177.7%
Total revenue	$393.1	$336.6	$296.3	16.8%	13.6%

Royalty Revenue
Patent Licenses
Our patent royalties increased approximately $20.4 million to $264.8 million for the year ended December 31, 2017 from $244.4 million for the same period in 2016. The increase was due to higher royalty revenue from NVIDIA, Marvell Technology Group, a renewed license agreement with STMicroelectronics, Western Digital, Winbond Electronics, and various other customers, offset by lower royalty revenue from AMD, Broadcom, Fujitsu, MediaTek, SK hynix, Xilinx, and various other customers.
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
Technology Licenses
Royalties from technology licenses increased approximately $4.6 million to $24.8 million for the year ended December 31, 2017 from $20.2 million for the same period in 2016. The increase was primarily due to higher royalties from GLOBALFOUNDRIES and various other customers, offset by lower royalties from Eaton.
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

Royalty Revenue by Reportable Segment

Royalty revenue from the MID reportable segment, which includes patent and technology license royalties, increased approximately $16.4 million to $229.1 million for the year ended December 31, 2017 from $212.7 million for the same period in 2016. The increase was due to higher royalty revenue from Marvell Technology Group, a renewed license agreement with STMicroelectronics, Western Digital, Winbond Electronics, and various other customers, offset by lower royalty revenue from AMD, Broadcom, MediaTek, SK hynix and Xilinx.
Royalty revenue from the RSD reportable segment, which includes patent and technology license royalties, increased approximately $11.6 million to $58.5 million for the year ended December 31, 2017 from $46.9 million for the same period in 2016. The increase was primarily due to higher royalty revenue from NVIDIA, Western Digital and various other customers, offset by lower royalty revenue from Xilinx.
Royalty revenue from the Other segment decreased $3.1 million to $2.0 million for the year ended December 31, 2017 from $5.1 million for the same period in 2016. The decrease was due to lower royalties from technology licenses associated with lighting products.
Royalty revenue from the MID reportable segment decreased approximately $5.0 million to $212.7 million for the year ended December 31, 2016 from $217.7 million for the same period in 2015. The decrease was primarily due to lower royalty revenue from AMD, IBM and Renesas, offset by higher royalty revenue recognized from SK hynix and Xilinx.
Royalty revenue from the RSD reportable segment increased $5.5 million to $46.9 million for the year ended December 31, 2016 from $41.4 million for the same period in 2015. The increase was primarily due to higher royalty revenue from Qualcomm, Xilinx and various other customers, offset by lower royalty revenue from Nagravision, Renesas and STMicroelectronics.
Royalty revenue from the Other segment increased $1.8 million to $5.1 million for the year ended December 31, 2016 from $3.3 million for the same period in 2015. The increase was due to increased royalties from technology licenses associated with increased shipments of lighting products.

Product Revenue
Product revenue consists of revenue from the sale of memory, security and lighting products. Product revenue increased approximately $10.4 million to $36.5 million for the year ended December 31, 2017 from $26.1 million for the same period in 2016. The increase was primarily due to sales of security products to Qualcomm and memory products from the Memory Interconnect Business.
Product revenue increased approximately $8.8 million to $26.1 million for the year ended December 31, 2016 from $17.3 million for the same period in 2015. The increase was primarily due to sales of memory products, including revenue from the Memory Interconnect Business.
We believe that product revenue will continue to increase in 2018. Our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers and our ability to meet our customers' demands.
Product Revenue by Reportable Segments
Product revenue from the MID reportable segment increased approximately $7.4 million to $20.3 million for the year ended December 31, 2017 from $12.9 million for the same period in 2016, due to higher sales of memory products from the Memory Interconnect Business acquisition.
Product revenue from the MID reportable segment increased to $12.9 million for the year ended December 31, 2016 from no revenue during the same period in 2015, due to sales of memory products from the Memory Interconnect Business acquisition in 2016.
Product revenue from the RSD reportable segment increased approximately $1.9 million to $5.6 million for the year ended December 31, 2017 from $3.7 million for the same period in 2016, primarily due to higher revenue from Qualcomm, offset by lower sales to various other customers.
Product revenue from the RSD reportable segment decreased approximately $1.1 million to $3.7 million for the year ended December 31, 2016 from $4.8 million for the same period in 2015, primarily due to lower revenue from Qualcomm, offset by higher sales to various other customers, including revenue from the acquisition of SCS.
Product revenue from the Other segment increased approximately $1.1 million to $10.6 million for the year ended December 31, 2017 from $9.5 million for the same period in 2016, due to higher sales of light guide products.
Product revenue from the Other segment decreased approximately $3.0 million to $9.5 million for the year ended December 31, 2016 from $12.5 million for the same period in 2015. The decrease was primarily due to lower sales of light guide products.

Contract and Other Revenue
Contract and other revenue consists of revenue from technology development projects. Contract and other revenue increased approximately $21.1 million to $67.0 million for the year ended December 31, 2017 from $45.9 million for the same period in 2016. The increase was primarily due to increased memory and security technology development projects, including revenue from the acquisitions during 2016, offset by decreased revenue from lighting technology development projects.
Contract and other revenue increased approximately $29.4 million to $45.9 million for the year ended December 31, 2016 from $16.5 million for the same period in 2015. The increase was primarily due to increased security technology development projects, including revenue from the acquisition of SCS, offset by decreased sales of light guides.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.
Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment increased $17.0 million to $31.3 million for the year ended December 31, 2017 from $14.3 million for the same period in 2016, primarily due to higher revenue from GLOBALFOUNDRIES, Samsung and other memory technology projects, including revenue from the acquisitions in 2016.

Contract and other revenue from the RSD reportable segment increased approximately $6.9 million to $32.5 million for the year ended December 31, 2017 from $25.6 million for the same period in 2016, primarily due to higher revenue from Renesas and other security technology development projects, including revenue from the acquisitions in 2016.
Contract and other revenue from the Other segment decreased approximately $2.8 million to $3.2 million for the year ended December 31, 2017 from $6.0 million for the same period in 2016, primarily due to decreased revenue from lighting technology development projects.
Contract and other revenue from the MID reportable segment increased $10.0 million to $14.3 million for the year ended December 31, 2016 from $4.3 million for the same period in 2015, primarily due to various new technology development projects.
Contract and other revenue from the RSD reportable segment increased approximately $21.3 million to $25.6 million for the year ended December 31, 2016 from $4.3 million for the same period in 2015, primarily due to higher revenue from security technology development projects, including revenue from the acquisition of SCS.
Contract and other revenue from the Other segment decreased approximately $2.0 million to $6.0 million for the year ended December 31, 2016 from $8.0 million for the same period in 2015, primarily due to decreased revenue from lighting technology development projects.
Cost of product revenue:

	Years Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	Change	Change
	(Dollars in millions)
Cost of product revenue	$23.8	$21.3	$12.4	11.5%	72.3%

Cost of product revenue are costs attributable to the sale of memory, security and lighting products.

For the year ended December 31, 2017 as compared to the same period in 2016, cost of product revenue increased 11.5% primarily due to increased cost of sales associated with higher sales of memory products related to the Memory Interconnect Business acquisition in the second half of 2016.
For the year ended December 31, 2016 as compared to the same period in 2015, costs of product revenue increased 72.3% primarily due to sales of memory and security products (which included $2.3 million related to the purchase accounting adjustment for inventory fair value step-up from the acquisition of the Memory Interconnect Business) from the business acquisitions during 2016.
In the near term, we expect costs of product revenue to be higher as we expect higher sales of our various products in 2018 as compared to 2017.
Engineering costs:

	Years Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	Change	Change
	(Dollars in millions)
Engineering costs
Cost of contract and other revenue	$20.3	$16.1	$10.3	26.1%	55.7%
Amortization of intangible assets	35.1	29.7	22.6	18.2%	31.2%
Total cost of contract and other revenue	55.4	45.8	32.9	21.0%	38.8%
Research and development	136.9	120.6	104.3	13.5%	15.7%
Stock-based compensation	12.2	9.2	6.8	33.0%	35.5%
Total research and development	149.1	129.8	111.1	14.9%	16.9%
Total engineering costs	$204.5	$175.6	$144.0	16.5%	21.9%
Engineering costs are allocated between cost of contract and other revenue and research and development expenses. Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services as well as amortization expense related to various acquired intellectual property for patent licensing. The balance of engineering costs, incurred for the development of applicable technologies, is charged to research and development. In a given period, the allocation of engineering costs between these two components is a function of the timing of the development and implementation schedules of individual customer contracts.
For the year ended December 31, 2017 as compared to the same period in 2016, total engineering costs increased 16.5% primarily due to increased headcount related expenses of $8.1 million, increased expenses related to software design tools of $5.5 million, increased amortization costs of $5.4 million, increased costs associated with engineering services of $4.2 million, increased stock-based compensation expense of $3.0 million, increased prototyping costs of $2.4 million, increased travel costs of $0.9 million, increased bonus accrual expense of $0.8 million and increased consulting costs of $0.6 million, offset by lower depreciation expense of $1.6 million. Most of the increases were primarily due to the business acquisitions during 2016.
For the year ended December 31, 2016 as compared to the same period in 2015, total engineering costs increased 21.9% primarily due to the business acquisitions during 2016. This includes increased headcount related expenses of $12.9 million, increased amortization costs of $7.0 million, increased expenses related to software design tools of $3.7 million, increased stock-based compensation expense of $2.4 million, increased consulting costs of $2.5 million, offset by decreased prototyping costs of $0.5 million.
In the near term, we expect engineering costs to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, general and administrative costs:

	Years Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	Change	Change
	(Dollars in millions)
Sales, general and administrative costs
Sales, general and administrative costs	$95.8	$83.3	$62.3	14.9%	33.8%
Stock-based compensation	15.1	11.8	8.3	28.4%	42.6%
Total sales, general and administrative costs	$110.9	$95.1	$70.6	16.6%	34.9%
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
For the year ended December 31, 2017 as compared to 2016, total sales, general and administrative costs increased 16.6% primarily due to increased headcount related expenses of $5.4 million, increased stock-based compensation expense of $3.3 million, increased bonus accrual expense of $3.1 million, increased sales and marketing expenses of $2.6 million, increased consulting costs of $2.2 million and increased travel costs of $1.3 million, offset by decreased acquisition related costs of $3.1 million. Most of the increases were primarily due to the business acquisitions during 2016.
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

Restructuring charges:

	Years Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	Change	Change
	(Dollars in millions)
Restructuring charges	$—	$—	$3.6	—%	(100.0)%
During 2017 and 2016, we did not initiate any restructuring programs.
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
Refer to Note 15, “Restructuring Charges,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Impairment of in-process research and development intangible asset:

	Years Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	Change	Change
	(Dollars in millions)
Impairment of in-process research and development intangible asset	$—	$18.3	$—	(100.0)%	100.0%
During 2017 and 2015, we did not record a charge for the impairment of any intangible assets or goodwill.
During the fourth quarter of 2016, we recorded a charge of $18.3 million related to the impairment of the in-process research and development intangible asset acquired in the acquisition of Snowbush IP. The impairment of this intangible asset resulted from a delay in the market served by this initiative. This delay will not impact the short-term revenue expectations but may impact our revenue expectations several years into the future. This impairment was partially offset by a $6.8 million reduction of acquisition purchased consideration related to this product line.
Refer to Note 5 “Intangible Assets and Goodwill,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Change in contingent consideration liability:

	Years Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	Change	Change
	(Dollars in millions)
Change in contingent consideration liability	$—	$(6.8)	$—	(100.0)%	100.0%
During the fourth quarter of 2016, we recorded a reduction in our contingent consideration liability of $6.8 million resulting in a gain in our Consolidated Statements of Operations of this Form 10-K. See the “Impairment of in-process research and development intangible asset” section discussed above for further details.
Gain from sale of intellectual property:

	Years Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	Change	Change
	(Dollars in millions)
Gain from sale of intellectual property	$0.5	$—	$3.7	100.0%	(100.0)%
During 2017, 2016 and 2015, we did not sell any of our patent assets.
During 2013, we sold portfolios of our patent assets covering display technologies. As part of these transactions, we received an initial upfront payment and expect to receive subsequent payments if and when the purchaser of the patents is successful in licensing that portfolio. During 2017 and 2015, we received $0.5 million and $3.7 million, respectively, from the purchaser of the patents related to this transaction. During 2016, we did not receive any payment from the purchaser of the patents related to this transaction.

Gain from settlement:

	Years Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	Change	Change
	(Dollars in millions)
Gain from settlement	$—	$0.6	$2.0	(100.0)%	(71.6)%
The settlements in 2013 with SK hynix and Micron are multiple element arrangements for accounting purposes. For a multiple element arrangement, we are required to determine the fair value of the elements. We considered several factors in determining the accounting fair value of the elements of the settlement with SK hynix and the settlement with Micron which included a third party valuation using an income approach (the “SK hynix Fair Value” and "Micron Fair Value", respectively). The total gain from settlement related to the settlements with SK hynix and Micron was $1.9 million and $3.3 million, respectively. As of the end of the second quarter of 2016, the total gain from settlement related to the settlements with SK hynix and Micron has been fully recognized. During the years ended December 31, 2016 and 2015, we recognized $0.6 million and $2.0 million, respectively, as gain from settlement, which represents the portion of the SK hynix Fair Value and Micron Fair Value of the cash consideration allocated to the resolution of the antitrust litigation settlements.
Interest and other income (expense), net:

	Years Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	Change	Change
	(Dollars in millions)
Interest income and other income (expense), net	$1.4	$1.7	$1.2	(20.5)%	42.2%
Loss on extinguishment of debt	(1.1)	—	—	100.0%	—%
Interest expense	(13.7)	(12.7)	(12.4)	7.7%	2.7%
Interest and other income (expense), net	$(13.4)	$(11.0)	$(11.2)	21.9%	(1.6)%

Interest income and other income (expense), net, consists primarily of interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
Loss on extinguishment of debt relates to the extinguishment of a portion of the 2018 Notes during 2017. See Note 10, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
Interest expense consists of interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities and non-cash interest expense related to the amortization of the debt discount and issuance costs on the 1.375% convertible senior notes due 2023 (the “2023 Notes”) and the 1.125% convertible senior notes due 2018 (the “2018 Notes”), as well as the coupon interest related to these notes. Interest expense increased in 2017 as compared to the same period in 2016 primarily due to the issuance of the 2023 Notes in the fourth quarter of 2017. Interest expense increased in 2016 as compared to the same period in 2015 primarily due to the maturing of the 2018 Notes. For the years ended December 31, 2017, 2016 and 2015, we recognized $4.4 million, $4.4 million and $4.5 million, respectively, of interest expense in connection with the imputed financing obligations in our statements of operations. We expect our non-cash interest expense to increase steadily as the notes reach maturity. See Note 10, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
Provision for (benefit from) income taxes:

	Years Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	Change	Change
	(Dollars in millions)
Provision for (benefit from) income taxes	$63.9	$15.8	$(151.2)	NM*	NM*
Effective tax rate	155.8%	69.9%	(251.0)%
______________________________________

*	NM — percentage is not meaningful
Our effective tax rate for the year ended December 31, 2017 was different from the U.S. statutory rate primarily due to the deferred tax asset valuation allowance on expiring 2010 foreign tax credits and certain federal research and development credits, and the re-measurement of deferred taxes from a 35% to 21% tax rate due to U.S. tax reform. Our effective tax rate for the year ended December 31, 2016 was different from the U.S. statutory rate primarily due to income tax expense recognized from exercises and expiration of out-of-the-money fully vested shares from our equity incentive plans. Our effective tax rate for the year ended December 31, 2015 was different from the U.S statutory tax primarily due to the release of the valuation allowance on our U.S. federal and state deferred tax assets, offset by federal, state, and foreign taxes.

We recorded a provision for incomes taxes of $63.9 million for the year ended December 31, 2017, which was primarily comprised of our valuation allowance on unused 2010 foreign tax credits and certain federal research and development credits, and our deferred taxes re-measurements following U.S. tax reform. For the year ended December 31, 2017, we paid withholding taxes of $20.5 million. We recorded a provision for income taxes of $15.8 million for the year ended December 31, 2016, which was primarily compromised of withholding taxes, other foreign taxes and current state taxes. For the year ended December 31, 2016, we paid withholding taxes of $22.0 million. We recorded a benefit from income taxes of $151.2 million for the year ended December 31, 2015, which was primarily compromised of tax benefit from the release of the valuation allowance on U.S. deferred taxes offset by federal state and foreign taxes. For the year ended December 31, 2015, we paid withholding taxes of $20.4 million.
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realizability of our deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We evaluated the realizability of our deferred tax assets based on all available evidence, both positive and negative, and determined that it was appropriate to set up a partial valuation allowance on our U.S. federal research and development credits and foreign tax credits of $21.5 million during the fourth quarter of 2017 in accordance with FASB ASC 740-10-30-16 to 25. This partial valuation allowance is due to the fact that these credits are not more likely than not to be realized before they expire, as a result of our federal tax rate change from 35% to 21%. Changes in our underlying facts or circumstances, such as the impact of the acquisitions, will be continually assessed and we will re-evaluate our valuation allowance position accordingly.
On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted into law. The TCJA provides for numerous significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-sourced earnings.
ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of December 31, 2017, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We recognized a provisional amount of $20.7 million, which was included as a component of income tax expense from continuing operations due to a reduction in the corporate federal tax rate from 35% to 21% which will become effective for 2018. We will continue to assess the impact of the recently enacted tax law (and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting) on our business and consolidated financial statements.
We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax balance was $20.7 million.
The one-time transition tax is based on our total post-1986 earnings and profits (E&P) of our foreign subsidiaries. We have not yet completed the calculation of total post-1986 E&P and related income tax pools for our foreign subsidiaries. We did not record a provisional amount for the one-time transition tax liability based on information currently available. We will continue to evaluate the impact of the tax law change as it relates to the accounting for the outside basis difference of our foreign entities.
Other significant items which are being evaluated by us but for which no estimate can currently be made and for which no provisional amounts were recorded in our financial statements, include the impact of the “Global Intangible Low-Taxed Income” (GILTI) provision and “Foreign-Derived Intangible Income” (FDII) of U.S. tax reform. The GILTI provision imposes taxes on foreign earnings in excess of a deemed return on tangible assets. We are evaluating whether deferred taxes should be recorded in relation to the GILTI, or if the tax should be recorded in the period in which it occurs. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. We may choose either method as an accounting policy election. We have not yet decided on the accounting policy related to GILTI and will only do so after completion of the analysis. The FDII imposes taxes on the excess returns earned directly by a U.S. company from foreign sales or services. The accounting for the deduction for FDII is similar to a special deduction and should be accounted for based on the guidance in ASC

740-10-25-37. The tax benefits for special deductions ordinarily are recognized no earlier than the year in which they are deductible on the tax return.
Liquidity and Capital Resources

	December 31, 2017	December 31, 2016
	(In millions)
Cash and cash equivalents	$225.9	$135.3
Marketable securities	103.5	36.9
Total cash, cash equivalents, and marketable securities	$329.4	$172.2

	Years Ended December 31,
	2017	2016	2015
	(In millions)
Net cash provided by operating activities	$117.4	$95.6	$77.2
Net cash provided by (used in) investing activities	$(75.5)	$(105.2)	$1.1
Net cash provided by (used in) financing activities	$46.5	$2.7	$(88.6)
Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents are in the United States. Our cash needs for the year ended December 31, 2017 were funded primarily from cash collected from our customers as well as the issuance of our 2023 Notes.
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

As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth, including the 2016 acquisitions of SCS, assets of the Snowbush IP group and the Memory Interconnect Business.

To provide us with more flexibility in returning capital back to our shareholders, on January 21, 2015, our Board authorized a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. During the second quarter of 2017, we entered into an accelerated share repurchase program with Barclays Bank PLC to repurchase an aggregate of $50.0 million of our common stock and received an initial delivery of 3.2 million shares, which were retired and recorded as a $40.0 million reduction to stockholders' equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The number of shares to be ultimately purchased by us was determined based on the volume weighted average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. During the fourth quarter of 2017, the accelerated share repurchase program was completed and we received an additional 0.8 million shares of our common stock as the final settlement of the accelerated share repurchase program. We may continue to tactically execute the share repurchase program from time to time.

As of December 31, 2017, there remained an outstanding authorization to repurchase approximately 7.4 million shares of our outstanding common stock under the current share repurchase program. See “Share Repurchase Program” below.
Operating Activities
Cash provided by operating activities of $117.4 million for the year ended December 31, 2017 was primarily attributable to cash generated from customer licensing, software license and related implementation, support and maintenance fees, product sales and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2017 primarily included increases in accounts receivable and accrued salaries and benefits and other liabilities as well as decreases in prepaids and other current assets.

Cash provided by operating activities of $95.6 million for the year ended December 31, 2016 was primarily attributable to the cash generated from customer licensing, software license and related implementation, support and maintenance fees, product sales and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2016 primarily included a decrease in accrued salaries and benefits and other liabilities mainly due to the payout of the Corporate Incentive Plan and increases in deferred revenue and inventory.
Cash provided by operating activities of $77.2 million for the year ended December 31, 2015 was primarily attributable to the cash generated from customer licensing. Additionally, there was a non-cash deferred tax adjustment to reconcile net income to net cash provided by operating activities due to the release of the valuation allowance on our U.S. deferred tax assets of approximately $174.5 million during the third quarter of 2015. Changes in operating assets and liabilities for the year ended December 31, 2015 primarily included an increase in accounts receivable arising from a renewal of a license agreement with a technology licensing customer in the fourth quarter of 2015, an increase in prepaids and other current assets, and decrease in accrued salaries and benefits and other liabilities.

Investing Activities
Cash used in investing activities of $75.5 million for the year ended December 31, 2017 primarily consisted of cash paid for purchases of available-for-sale marketable securities of $102.5 million and $9.4 million paid to acquire property, plant and equipment, offset by proceeds from the maturities and sales of available-for-sale marketable securities of $32.0 million and $4.5 million, respectively.
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

Financing Activities
Cash provided by financing activities was $46.5 million for the year ended December 31, 2017 and was primarily due to $172.5 million from the issuance of the 2023 Notes, $23.2 million from the issuance of warrants and $15.8 million proceeds from the issuance of common stock under equity incentive plans, offset by $72.3 million paid for the repurchase of $56.8 million aggregate principal amount of the 2018 Notes and $15.5 million paid primarily for the conversion feature of the repurchased 2018 Notes, an aggregate payment of $50.0 million to Barclays Bank PLC, as part of our accelerated share repurchase program, $33.5 million related to the purchase of the Convertible Note Hedge Transactions, $5.1 million in payments of taxes on restricted stock units and $3.3 million in issuance costs related to the issuance of the 2023 Notes.
Cash provided by financing activities was $2.7 million for the year ended December 31, 2016. We received proceeds of $15.4 million from the issuance of common stock under equity incentive plans, offset by the payment of the additional purchase consideration from the SCS acquisition of $10.2 million and $3.1 million in payments of taxes on restricted stock units, which were reclassified from operating activities to conform with the current period presentation due to the adoption of ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” as of January 1, 2017. Refer to Note 3, “Recent Accounting Pronouncements,” of Notes to Consolidated Financial Statements of this Form 10-K for further details regarding the adoption of this ASU.
Cash used in financing activities was $88.6 million for the year ended December 31, 2015 and was primarily due to an aggregate payment of $100.0 million to Citibank, N.A., as part of our accelerated share repurchase program. We also paid $0.1 million in fees related to the accelerated share repurchase program. We received proceeds of $13.8 million from the issuance of common stock under equity incentive plans, paid $1.7 million due to payments under installment payment arrangements to acquire fixed assets, $0.8 million in payments of taxes on restricted stock units, which were reclassified from operating activities to conform with current period presentation due to the adoption of ASU No. 2016-09, and paid $0.5 million related to the principal payments against the lease financing obligation.

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
On March 8, 2010, we entered into a lease agreement for approximately 25,000 square feet of office and manufacturing areas, located in Brecksville, Ohio. The office space is used for RLD’s engineering activities while the manufacturing space is used for the manufacturer of prototypes. This lease was amended on September 29, 2011 to expand the facility to approximately 51,000 total square feet and the amended lease will expire on July 31, 2019. We have an option to extend the lease for a period of 60 months. On January 30, 2018, we announced our plans to close our lighting division and manufacturing operations in Brecksville, Ohio, and began the process to exit the facilities and sell the related equipment. Refer to Note 19, “Subsequent Event,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
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
Monthly lease payments on the facility are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate was determined in accordance with the requirements of sale leaseback accounting. For the years ended December 31, 2017, 2016 and 2015, we recognized in our Consolidated Statements of Operations $4.4 million, $4.4 million and $4.5 million, respectively, of interest expense in connection with the imputed financing obligation on these facilities. At December 31, 2017 and 2016, the imputed financing obligation balance in connection with these facilities was $38.3 million and $38.9 million, respectively, which was primarily classified under long-term imputed financing obligation.
On August 16, 2013, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $138.0 million aggregate principal amount of the 2018 Notes. The aggregate principal amount of the 2018 Notes as of December 31, 2017 and 2016 was $81.2 million and $138.0 million, respectively, offset by unamortized debt discount and unamortized debt issuance costs of $2.5 million and $0.2 million, respectively, and $10.9 million and $0.9 million, respectively, on the accompanying consolidated balance sheets. The unamortized discount related to the 2018 Notes is being amortized to interest expense using the effective interest method over the remaining 8 months until maturity of the 2018 Notes on August 15, 2018. See Note 10, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
On November 17, 2017, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $172.5 million aggregate principal amount of the 2023 Notes. The aggregate principal amount of the 2023 notes as of December 31, 2017 was $172.5 million, offset by unamortized debt discount and unamortized debt issuance costs of $34.5 million and $2.5 million, respectively, on the accompanying consolidated balance sheets. The unamortized discount related to the 2023 Notes is being amortized to interest expense using the effective method over the remaining 5.1 years until maturity of the 2023 Notes on February 1, 2023. See Note 10, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.

As of December 31, 2017, our material contractual obligations are as follows (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$15,918	$6,447	$6,602	$2,869	$—	$—	$—
Leases and other contractual obligations	26,225	6,757	5,678	4,705	4,839	3,381	865
Software licenses (3)	13,982	10,450	3,532	—	—	—	—
Convertible notes	253,707	81,207	—	—	—	—	172,500
Interest payments related to convertible notes	13,443	2,763	2,372	2,372	2,372	2,372	1,192
Total	$323,275	$107,624	$18,184	$9,946	$7,211	$5,753	$174,557
______________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $22.6 million including $20.4 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable, as of December 31, 2017. As noted in Note 16, “Income Taxes,” of Notes to Consolidated Financial Statements of this Form 10-K, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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

(3)	We have commitments with various software vendors for agreements generally having terms longer than one year.
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
On May 1, 2017, we initiated an accelerated share repurchase program with Barclays Bank PLC. The accelerated share repurchase program is part of the broader share repurchase program previously authorized by our Board on January 21, 2015. Under the accelerated share repurchase program, we pre-paid to Barclays Bank PLC, the $50.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.2 million shares of our common stock from Barclays Bank PLC, in the second quarter of 2017, which were retired and recorded as a $40.0 million reduction to stockholders' equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The number of shares to be ultimately purchased by us was determined based on the volume weighted average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. During the fourth quarter of 2017, the accelerated share repurchase program was completed and we received an additional 0.8 million shares of our common stock as the final settlement of the accelerated share repurchase program. There were no other repurchases of our common stock during 2017.

On October 26, 2015, we initiated an accelerated share repurchase program with Citibank, N.A. The accelerated share repurchase program is part of the broader share repurchase program previously authorized by our Board on January 21, 2015. Under the accelerated share repurchase program, we pre-paid to Citibank, N.A., the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 7.8 million shares of our common stock from Citibank, N.A, in the fourth quarter of 2015, which were retired and recorded as a $80.0 million reduction to stockholders' equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The number of shares to be ultimately purchased by us was determined based on the volume weighted average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. During the second quarter of 2016, the accelerated share repurchase program was completed and we received an additional 0.7 million shares of our common stock as the final settlement of the accelerated share repurchase program. There were no other repurchases of our common stock during 2016.

As of December 31, 2017, there remained an outstanding authorization to repurchase approximately 7.4 million shares of our outstanding common stock under the current share repurchase program.

We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.
Warrants

In connection with the 2023 Notes, we separately entered into privately negotiated warrant transactions, whereby we sold to the Counterparties warrants (the “Warrants”) to acquire, collectively, subject to anti-dilution adjustments, approximately 9.1 million shares of our common stock at an initial strike price of approximately $23.30 per share, which represents a premium of 60% over the last reported sale price of our common stock of $14.56 on November 14, 2017. We received aggregate proceeds of approximately $23.2 million from the sale of the Warrants to the Counterparties. The Warrants are separate transactions and are not part of the 2023 Notes or Convertible Note Hedge Transactions. Holders of the 2023 Notes and Convertible Note Hedge Transactions will not have any rights with respect to the Warrants. See Note 10, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.

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
As of December 31, 2017, the fair value of the MID reporting unit, with $66.6 million of goodwill, exceeded the carrying value of its net assets by approximately 270% and the fair value of the RSD reporting unit, with $143.0 million of goodwill, exceeded the carrying value of its net assets by approximately 155%. Key assumptions used to determine the fair value of the MID and RSD reporting units at December 31, 2017, were the revenue growth rates for the forecast period and terminal year, terminal growth rates and discount rates. Certain estimates used in the income approach involve information for new product lines with limited financial history and developing revenue models which increase the risk of differences between the projected and actual performance. The discount rate of 12% for MID and 16.5% for RSD is based on the reporting units’ overall risk profile relative to other guideline companies, market adoption of our technology, the reporting units’ respective industry as well as the visibility of future expected cash flows. The terminal growth rate applied to determine fair value for both reporting units was 3%, which was based on historical experience as well as anticipated economic conditions, industry data and long term outlook for the business. These assumptions are inherently uncertain.
Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in the fourth quarter of 2017 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenues or operating margin rates are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing or prior to that if any change constitutes a triggering event outside of the period when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. We believe that the assumptions and rates used in our impairment test are reasonable. However, they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts.
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

Income Taxes
As part of preparing our consolidated financial statements we are required to calculate the income tax expense benefit which relates to the pretax income or loss for the period. In addition, we are required to assess the realization of the deferred tax asset or liability to be included on the consolidated balance sheets as of the reporting dates.
As of December 31, 2017, our consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $200.2 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the convertible debt instruments. As of December 31, 2017, we have a valuation allowance of $50.9 million resulting in net deferred tax assets of $149.3 million.
We periodically evaluate the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realizability of our deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We evaluated the realizability of our deferred tax assets based on all available evidence, both positive and negative, and determined that it was appropriate to set up a partial valuation allowance on our U.S. federal research and development credits and foreign tax credits of $21.5 million during the fourth quarter of 2017 in accordance with FASB ASC 740-10-30-16 to 25. This partial valuation allowance is due to the fact that these credits are not more likely than not to be realized before they expire, as a result of our federal tax rate change from 35% to 21%. Changes in our underlying facts or circumstances, such as the impact of the acquisitions, will be continually assessed and we will re-evaluate our valuation allowance position accordingly.
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
The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions. Although ASC 740 Income Taxes, provides further clarification on the accounting for uncertainty in income taxes, significant judgment is required by us. If the ultimate resolution of tax uncertainties is different from what is currently estimated, it could materially affect income tax expense.
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of December 31, 2017, we had an investment portfolio of fixed income marketable securities of $261.2 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of December 31, 2017, the fair value of the portfolio would decline by approximately $0.5 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the Netherlands and the United Kingdom, design centers in Canada, India and Finland and small business development offices in Australia, China, Japan, Korea, Singapore and Taiwan. We monitor our foreign currency exposure; however, as of December 31, 2017, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on the criteria in Internal Control — Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There was no change in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.
We have a Code of Business Conduct and Ethics for all of our directors, officers and employees. Our Code of Business Conduct and Ethics is available on our website at http://investor.rambus.com/default.aspx?SectionId=7d08773c-336a-43c5-b0ff-5b190f1901eb&LanguageId=1. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any amendments or waivers, if and when granted, of our Code of Business Conduct and Ethics on our website.

Item 11.	Executive Compensation
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rambus Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rambus Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for certain elements of its employee share-based payments in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 23, 2018

We have served as the Company's auditor since 1991.

RAMBUS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$225,844	$135,294
Marketable securities	103,532	36,888
Accounts receivable	25,892	21,099
Prepaids and other current assets	11,317	17,867
Inventories	5,159	5,633
Total current assets	371,744	216,781
Intangible assets, net	91,722	132,388
Goodwill	209,661	204,794
Property, plant and equipment, net	54,303	58,442
Deferred tax assets	159,099	168,342
Other assets	4,543	2,749
Total assets	$891,072	$783,496
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,614	$9,793
Accrued salaries and benefits	17,091	14,177
Convertible notes, short-term	78,451	—
Deferred revenue	18,272	16,932
Other current liabilities	9,414	10,399
Total current liabilities	132,842	51,301
Convertible notes, long-term	135,447	126,167
Long-term imputed financing obligation	37,262	38,029
Deferred tax liabilities	9,830	11,600
Other long-term liabilities	4,107	3,617
Total liabilities	319,488	230,714
Commitments and contingencies (Notes 11 and 17)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2017 and December 31, 2016	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 109,763,967 shares at December 31, 2017 and 111,053,734 shares at December 31, 2016	110	111
Additional paid in capital	1,212,798	1,181,230
Accumulated deficit	(636,227)	(615,051)
Accumulated other comprehensive loss	(5,097)	(13,508)
Total stockholders’ equity	571,584	552,782
Total liabilities and stockholders’ equity	$891,072	$783,496
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Revenue:
Royalties	$289,594	$264,614	$262,415
Product revenue	36,509	26,052	17,321
Contract and other revenue	66,993	45,931	16,542
Total revenue	393,096	336,597	296,278
Operating costs and expenses:
Cost of product revenue*	23,783	21,329	12,377
Cost of contract and other revenue	55,364	45,761	32,967
Research and development*	149,135	129,844	111,110
Sales, general and administrative*	110,940	95,145	70,554
Restructuring charges	—	—	3,576
Impairment of in-process research and development intangible asset	—	18,300	—
Change in contingent consideration liability	—	(6,845)	—
Gain from sale of intellectual property	(533)	—	(3,686)
Gain from settlement	—	(579)	(2,040)
Total operating costs and expenses	338,689	302,955	224,858
Operating income	54,407	33,642	71,420
Interest income and other income (expense), net	1,384	1,740	1,224
Loss on extinguishment of debt	(1,082)	—	—
Interest expense	(13,720)	(12,745)	(12,413)
Interest and other income (expense), net	(13,418)	(11,005)	(11,189)
Income before income taxes	40,989	22,637	60,231
Provision for (benefit from) income taxes	63,851	15,817	(151,157)
Net income (loss)	$(22,862)	$6,820	$211,388
Net income (loss) per share:
Basic	$(0.21)	$0.06	$1.84
Diluted	$(0.21)	$0.06	$1.80
Weighted average shares used in per share calculations:
Basic	110,198	110,162	114,814
Diluted	110,198	113,140	117,484
______________________________________

* Includes stock-based compensation:
Cost of product revenue	$78	$56	$63
Research and development	$12,185	$9,165	$6,762
Sales, general and administrative	$15,140	$11,792	$8,271
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net income (loss)	$(22,862)	$6,820	$211,388
Other comprehensive income (loss):
Foreign currency translation adjustment	7,798	(13,485)	9
Unrealized gain (loss) on marketable securities, net of tax	613	(396)	766
Total comprehensive income (loss)	$(14,451)	$(7,061)	$212,163
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Shares	Amount				Total
	(In thousands)
Balances at December 31, 2014	115,162	$115	$1,153,435	$(761,526)	$(402)	$391,622
Net income	—	—	—	211,388	—	211,388
Foreign currency translation adjustment	—	—	—	—	9	9
Unrealized gain on marketable securities, net of tax	—	—	—	—	766	766
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,938	2	13,075	—	—	13,077
Repurchase and retirement of common stock under repurchase plan, including prepayment under accelerated share repurchase program	(7,812)	(8)	(45,926)	(54,179)	—	(100,113)
Stock-based compensation	—	—	15,096	—	—	15,096
Tax shortfall from stock option forfeitures	—	—	(5,312)	—	—	(5,312)
Balances at December 31, 2015	109,288	109	1,130,368	(604,317)	373	526,533
Net income	—	—	—	6,820	—	6,820
Foreign currency translation adjustment	—	—	—	—	(13,485)	(13,485)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(396)	(396)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	2,502	3	12,294	—	—	12,297
Repurchase and retirement of common stock under repurchase plan	(736)	(1)	17,555	(17,554)	—	—
Stock-based compensation	—	—	21,013	—	—	21,013
Balances at December 31, 2016	111,054	111	1,181,230	(615,051)	(13,508)	552,782
Net loss	—	—	—	(22,862)	—	(22,862)
Foreign currency translation adjustment	—	—	—	—	7,798	7,798
Unrealized gain on marketable securities, net of tax	—	—	—	—	613	613
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	2,727	3	10,730	—	—	10,733
Repurchase and retirement of common stock under repurchase plan	(4,017)	(4)	(13,477)	(36,557)	—	(50,038)
Stock-based compensation	—	—	27,403	—	—	27,403
Equity component of 1.375% convertible notes, net	—	—	33,913	—	—	33,913
Purchase of convertible note hedges	—	—	(33,523)	—	—	(33,523)
Issuance of warrants	—	—	23,173	—	—	23,173
Repurchase of 1.125% convertible notes	—	—	(16,651)	—	—	(16,651)
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	—	38,243	—	38,243
Balances at December 31, 2017	109,764	$110	$1,212,798	$(636,227)	$(5,097)	$571,584
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(22,862)	$6,820	$211,388
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	27,403	21,013	15,096
Depreciation	13,275	12,965	12,379
Amortization of intangible assets	41,962	37,138	25,074
Non-cash interest expense and amortization of convertible debt issuance costs	7,578	6,749	6,372
Loss on extinguishment of debt	1,082	—	—
Impairment of in-process research and development intangible asset	—	18,300	—
Change in contingent consideration liability	—	(6,845)	—
Deferred tax (benefit) provision	39,535	(7,116)	(172,706)
Excess tax benefits from stock-based compensation	—	(1,196)	(747)
Non-cash restructuring	—	—	583
(Gain) loss from sale of intellectual property and property, plant and equipment	227	—	(3,670)
Effect of exchange rate on assumed cash liability from acquisition	—	(1,558)	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,110)	5,797	(10,407)
Prepaids and other assets	4,354	(6,205)	(1,042)
Inventories	473	1,748	(3,412)
Accounts payable	(651)	2,373	(2,621)
Accrued salaries and benefits and other accrued liabilities	5,564	(1,694)	(2,150)
Deferred revenue	607	7,313	3,107
Net cash provided by operating activities	117,437	95,602	77,244
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,385)	(8,556)	(6,132)
Acquisition of intangible assets	(120)	—	—
Purchases of marketable securities	(102,497)	(54,869)	(157,811)
Maturities of marketable securities	32,048	110,081	112,721
Proceeds from sale of marketable securities	4,450	50,546	48,380
Proceeds from sale of intellectual property and property, plant and equipment	33	113	3,933
Acquisition of businesses, net of cash acquired	—	(202,523)	—
Net cash provided by (used in) investing activities	(75,471)	(105,208)	1,091
Cash flows from financing activities:
Proceeds from issuance of 1.375% convertible notes	172,500	—	—
Issuance costs related to issuance of 1.375% convertible notes	(3,277)	—	—
Payments for convertible note hedges	(33,523)	—	—
Proceeds from issuance of warrants	23,173	—	—
Repayment of 1.125% convertible notes	(72,257)	—	—
Proceeds received from issuance of common stock under employee stock plans	15,826	15,436	13,783
Payments under installment payment arrangement	—	—	(1,717)
Principal payments against financing lease obligation	(860)	(661)	(478)
Payment of additional purchase consideration from acquisition	—	(10,206)	—
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	(50,038)	—	(100,113)
Excess tax benefits from stock-based compensation	—	1,196	747
Payments of taxes on restricted stock units	(5,099)	(3,064)	(802)
Net cash provided by (used in) financing activities	46,445	2,701	(88,580)
Effect of exchange rate changes on cash and cash equivalents	2,139	(1,565)	(117)
Net increase (decrease) in cash and cash equivalents	90,550	(8,470)	(10,362)
Cash and cash equivalents at beginning of year	135,294	143,764	154,126
Cash and cash equivalents at end of year	$225,844	$135,294	$143,764

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,553	$1,553	$1,553
Income taxes, net of refunds	$22,733	$26,787	$21,679
Non-cash investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$1,092	$576	$240
Re-measurement of investment upon initial public offering	$—	$—	$1,264
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
Building upon the foundation of technologies for memory, SerDes and other chip interfaces, the Company has expanded its portfolio of inventions and solutions to address chip and system security, mobile payments and smart ticketing. The Company intends to continue its growth into new technology fields, consistent with its mission to create value through its innovations and to make those technologies available through the shipment of products, the delivery of services, and the Company's licensing business models. Key to its efforts is continuing to hire and retain world-class inventors, scientists and engineers to lead the development and deployment of inventions and technology solutions for its fields of focus.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the overall arrangement and are typically delivered within twelve months after the core product has been delivered. In such agreements, selling price is determined for each component and any difference between the total of the separate BESP and total contract consideration (i.e. discount) is allocated pro-rata across each of the components in the arrangement.
During the first quarter of 2016, the Company acquired Smart Card Software Ltd., which included Bell Identification Ltd. and Ecebs Ltd. which transact mostly in software and hosted services (SaaS) arrangements, respectively. For software arrangements that include multiple elements, including software licenses, professional services and maintenance services, Rambus allocates and defers revenue for the undelivered items (typically only the maintenance services) based on the fair value using vendor specific objective evidence (“VSOE”), and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered item(s) as revenue. VSOE of fair value of each maintenance element is based on the contractual stated renewal rate for that maintenance element. When VSOE of fair value does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. For hosted services arrangements, Rambus recognizes the revenue from the arrangements over the service obligation period.
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
For software arrangements that include multiple elements, including software licenses, professional services and maintenance services, Rambus allocates and defers revenue for the undelivered items (typically only the maintenance services) based on the VSOE, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered item(s) as revenue. VSOE of fair value of each maintenance element is based on the contractual stated renewal rate for that maintenance element. When VSOE of fair value does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period.
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

Cost of Revenue

Cost of revenue includes cost of professional services, materials, including cost of wafers processed by third-party foundries, cost associated with packaging and assembly, test and shipping, cost of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance, warranty cost, amortization of developed technology, amortization of step-up values of inventory from acquisitions, write down of inventories, amortization of production mask costs, overhead and an allocated portion of occupancy costs.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill is not subject to amortization, but is subject to at least an annual assessment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company performed its annual goodwill impairment analysis as of December 31, 2017 and determined that the fair value of the reporting units with goodwill exceeded their carrying values.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories are reduced for write downs based on periodic reviews for evidence of slow-moving or obsolete parts. The write-down is based on comparison between inventory on hand and estimated future sales for each specific product. Once written down, inventory write downs are not reversed until the inventory is sold or scrapped. Inventory write downs are also established when conditions indicate that the net realizable value is less than cost due to physical deterioration, obsolescence, changes in price level or other causes.
Property, Plant and Equipment
Property, plant and equipment include computer equipment, computer software, machinery, leasehold improvements, furniture and fixtures and buildings. Computer equipment, computer software, machinery, and furniture and fixtures are stated at cost and generally depreciated on a straight-line basis over an estimated useful life of 3, 3 to 5, 2 or 7, and 3 years, respectively. In past years, the Company undertook a series of structural improvements to ready the Sunnyvale and Brecksville facilities for its use. The Company concluded that its requirement to fund construction costs and responsibility for cost overruns resulted in the Company being considered the owner of the buildings during the construction period for accounting purposes. Upon completion of construction, the Company concluded that it retained sufficient continuing involvement to preclude de-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognition of the buildings under the FASB's authoritative guidance applicable to sale leaseback for real estate. As such, the Company continues to account for the buildings as owned real estate and to record an imputed financing obligation for its obligation to the legal owners. The buildings are being depreciated on a straight-line basis over an estimated useful life of approximately 39 years. See Note 9, “Balance Sheet Details,” and Note 11, “Commitments and Contingencies,” for additional details. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the initial terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in the results from operations.
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
When the Company determines that the carrying value of the asset groups may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by the Company to be commensurate with the risk inherent in the Company’s current business model. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. The impairment charge is recorded to reduce the pre-impairment carrying amount of the assets based on the relative carrying amount of those assets, though not to reduce the carrying amount of an asset below its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of the assets. During 2017, the Company did not recognize any impairment of its definite-lived and indefinite-lived assets. During 2016, the Company recognized an impairment of its IPR&D intangible asset of $18.3 million. See Note 5, "Intangible Assets and Goodwill" for further details
Income Taxes
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
The Company determines compensation expense associated with restricted stock units based on the fair value of its common stock on the date of grant. The Company determines compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes Merton valuation model. The Company generally recognizes compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Stock-based compensation expense for 2017, 2016 and 2015 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities as of December 31, 2017 and 2016. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. The fair value of the Company's convertible notes fluctuates with interest rates and with the market price of the common stock, but does not affect the carrying value of the debt on the balance sheet.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Concentration
As of December 31, 2017 and 2016, the Company’s cash, cash equivalents and marketable securities were invested with various financial institutions in the form of corporate notes, bonds and commercial paper, money market funds, U.S. Treasuries, U.S. Government Agencies, and municipal bonds and notes. The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high credit issuers and, by investment policy, attempts to limit the amount of credit exposure to any one issuer. As stated in the Company’s investment policy, it will ensure the safety and preservation of the Company’s invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk from these assets.
The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to enable portfolio liquidity.
The Company’s note hedge transactions, entered into in connection with the 1.375% convertible senior notes due 2023 (the "2023 Notes"), expose the Company to credit risk to the extent that its counterparties may be unable to meet the terms of the transactions. The Company mitigates this risk by limiting its counterparties to major financial institutions. See Note 10, "Convertible Notes" for further details.
The Company's accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. See Note 6, "Segments and Major Customers" for further details.
Foreign Currency Translation and Re-measurement
The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated Other Comprehensive Gain (Loss) in the consolidated statements of stockholders’ equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency re-measure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and non-monetary assets and liabilities at historical rates. Additionally, foreign currency transaction gains and losses are included in interest income and other (income) expense, net, in the consolidated statements of operations and were not material in the periods presented.
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
In August 2016, the FASB issued ASU No. 2016-15 which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and is applied retrospectively. The Company has early adopted this ASU as of January 1, 2017. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
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
•Excess tax benefits from stock based compensation are now classified in operating activities in the statement of cash flows instead of being separately stated in financing activities for the year ended December 31, 2017 (adopted prospectively).
•During the year ended December 31, 2017, the Company included approximately $5.1 million in payments of taxes on restricted stock units within financing activities in the consolidated statements of cash flows. Prior to the adoption of this ASU, the Company included these payments within the operating activities section of the cash flow. Consequently, the Company reclassified $3.1 million and $0.8 million in payments of taxes on restricted stock units from operating activities to financing activities during the years ended December 31, 2016 and 2015, respectively, to conform with the current period presentation.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases." This ASU requires lessees to recognize right-of-use assets and liabilities for operating leases, initially measured at the present value of the lease payments, on the balance sheet. In addition, it requires lessees to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In January 2018, the FASB issued ASU No. 2018-01, which clarifies the related transition and accounting for existing and new or modified land easements. The ASUs will become effective for the Company in the first quarter of fiscal year 2019, and requires adoption using a modified retrospective approach. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“the New Revenue Standard”). The New Revenue Standard sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The New Revenue Standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the New Revenue Standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the New Revenue Standard. In May 2016, the FASB amended the guidance on collectability, noncash consideration, presentation of sales tax, and transition to the New Revenue Standard. In November 2017, the FASB amended the codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 that brings existing SEC staff guidance into conformity with the FASB's adoption of and amendments to the New Revenue Standard. The New Revenue Standard will be effective for the Company beginning on January 1, 2018. The New Revenue Standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures.
The Company will adopt the New Revenue Standard effective January 1, 2018 and will utilize the full retrospective method to restate each prior period presented. A cumulative-effect adjustment to the opening balance of accumulated deficit as of January 1, 2016 will be determined on the basis of the impact of the New Revenue Standard on the accounting for contracts that were not completed as of that date.
As part of the Company’s assessment and implementation plan, the Company is evaluating and implementing internal control changes and key systems functionality to enable the preparation and reporting of the financial information required by the New Revenue Standard, and has reached conclusions on key accounting considerations related to the New Revenue Standard. The Company expects the New Revenue Standard to have a material impact on royalty revenue due to the elimination of mandatory revenue deferral for extended payment terms. Based on the results of the Company’s impact assessment analysis, the New Revenue Standard will materially impact the timing of revenue recognition for the Company’s fixed-fee intellectual property (IP) and minimum guarantee licensing arrangements as such revenue will be accelerated and recognized upon commencement of a license term, as opposed to over time as is the case under current U.S. GAAP, and the Company will be required to compute and recognize interest income over time under such arrangements, as control over the IP transfers significantly in advance of cash being received from licensees. The Company expects such changes to its current revenue recognition practices to significantly increase volatility in its quarterly revenue trends. In addition, and in accordance with existing U.S. GAAP, the Company currently recognizes revenue from per-unit royalty-based IP licenses in the period the licensee reports its sales, generally in the quarter after the underlying sales by the licensee occurred. On adoption of the New Revenue Standard, such royalties will be recognized as revenue during the period in which the licensee's sales are estimated to have occurred, which will result in an adjustment to revenue when actual amounts are subsequently reported by the Company's licensees. The Company is still assessing the impact that the adoption of the New Revenue Standard will have on its other revenue streams.
The Company will finalize its accounting assessment and quantification of the effects the New Revenue Standard will have on its consolidated financial statements during the first quarter of 2018.
4. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	For the Years Ended December 31,
	2017	2016	2015
Net income (loss) per share:
Numerator:
Net income (loss)	$(22,862)	$6,820	$211,388
Denominator:
Weighted-average common shares outstanding - basic	110,198	110,162	114,814
Effect of potential dilutive common shares	—	2,978	2,670
Weighted-average common shares outstanding - diluted	110,198	113,140	117,484
Basic net income (loss) per share	$(0.21)	$0.06	$1.84
Diluted net income (loss) per share	$(0.21)	$0.06	$1.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2017, 2016 and 2015, options to purchase approximately 1.5 million, 2.2 million and 2.5 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the year ended December 31, 2017, an additional 3.7 million shares have been excluded from the weighted average dilutive shares because there was a net loss for the period. These shares do not include the Company’s 2023 Notes and the 1.125% convertible senior notes due 2018 (the "2018 Notes"). The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $18.93 and $12.07, respectively, per share is payable in cash, shares of the Company’s common stock or a combination of both. The Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the notes. The Company’s intent is to settle the principal amount of the notes in cash upon conversion. As a result, upon conversion of the notes, only the amounts payable in excess of the principal amounts of the notes are considered in diluted earnings per share under the treasury stock method. Refer to Note 10, "Convertible Notes” for more details.
5. Intangible Assets and Goodwill
In the fourth quarter of 2017 and 2016, the Company performed its annual goodwill impairment analysis for the MID and RSD reporting units, which are the only reporting units with goodwill. The Company estimated the fair value of the reporting units using the income approach which was determined using Level 3 fair value inputs. The utilization of the income approach to determine fair value requires estimates of future operating results and cash flows discounted using an estimated discount rate. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions.
As of December 31, 2017, the fair value of the MID reporting unit, with $66.6 million of goodwill, exceeded the carrying value of its net assets by approximately 270% and the fair value of the RSD reporting unit, with $143.0 million of goodwill, exceeded the carrying value of its net assets by approximately 155%. Key assumptions used to determine the fair value of the MID and RSD reporting units at December 31, 2017, were the revenue growth rates for the forecast period and terminal year, terminal growth rates and discount rates. Certain estimates used in the income approach involve information for new product lines with limited financial history and developing revenue models which increase the risk of differences between the projected and actual performance. The discount rate of 12% for MID and 16.5% for RSD is based on the reporting units’ overall risk profile relative to other guideline companies, market adoption of the Company's technology, the reporting units’ respective industry as well as the visibility of future expected cash flows. The terminal growth rate applied to determine fair value for both reporting units was 3%, which was based on historical experience as well as anticipated economic conditions, industry data and long term outlook for the business. These assumptions are inherently uncertain.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
The following tables present goodwill information for each of the reportable segments for the years ended December 31, 2017 and December 31, 2016:

Reportable Segment:	December 31, 2016	Addition to Goodwill (1)	Impairment Charge of Goodwill	Effect of Exchange Rates (2)	December 31, 2017
	(In thousands)
MID	$66,643	$—	$—	$—	$66,643
RSD	138,151	803	—	4,064	143,018
Total	$204,794	$803	$—	$4,064	$209,661
(1) During the first quarter of 2017, the Company corrected an immaterial error related to an overstatement in prepaids and other current assets that originated in 2016.

(2) Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of December 31, 2017
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$66,643	$—	$66,643
RSD	143,018	—	143,018
Other	21,770	(21,770)	—
Total	$231,431	$(21,770)	$209,661

Reportable Segment:	December 31, 2015	Addition to Goodwill (1)	Impairment Charge of Goodwill	Effect of Exchange Rates (2)	December 31, 2016

MID	$19,905	$46,738	$—	$—	$66,643
RSD	96,994	46,903	—	(5,746)	138,151
Total	$116,899	$93,641	$—	$(5,746)	$204,794
(1) The additions to goodwill are a result of the acquisitions of Smart Card Software Limited (“SCS”) during the first quarter of 2016, and Inphi's Memory Interconnect Business and the assets of the Snowbush IP group during the third quarter of 2016. See Note 18, “Acquisitions” for further details.

(2) Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of December 31, 2016
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount

MID	$66,643	$—	$66,643
RSD	138,151	—	138,151
Other	21,770	(21,770)	—
Total	$226,564	$(21,770)	$204,794
Intangible Assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the Company’s intangible assets as of December 31, 2017 and December 31, 2016 were as follows:

		As of December 31, 2017
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$258,008	$(191,554)	$66,454
Customer contracts and contractual relationships	1 to 10 years	68,794	(48,626)	20,168
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	5,100	—	$5,100
Total intangible assets		$332,202	$(240,480)	$91,722

		As of December 31, 2016
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology (1)	3 to 10 years	$256,656	$(156,577)	$100,079
Customer contracts and contractual relationships (1)	1 to 10 years	65,109	(37,900)	27,209
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development (2)	Not applicable	5,100	—	$5,100
Total intangible assets		$327,165	$(194,777)	$132,388
(1) Includes intangible assets from the acquisitions of SCS, Inphi's Memory Interconnect Business, and the assets of the Snowbush IP group. See Note 18, “Acquisitions” for further details.
(2) Includes intangible assets from the acquisitions of Inphi's Memory Interconnect Business and the assets of the Snowbush IP group. See Note 18, “Acquisitions” for further details. The in-process research and development assets are accounted for as indefinite-lived intangible assets until the underlying projects are completed or abandoned.
During the fourth quarter of 2016, the Company recorded a charge of $18.3 million related to the impairment of some of the in-process research and development intangible asset of the original $21.8 million acquired in the acquisition of the assets of the Snowbush IP group. The impairment of this intangible asset resulted from a delay in the market served by this initiative. This delay will not impact the short-term revenue expectations but may impact the Company's revenue expectations several years into the future.
Included in customer contracts and contractual relationships are favorable contracts which are acquired software and service agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduce the favorable contract intangible asset. During 2017 and 2016, the Company received $3.6 million and $5.9 million related to the favorable contracts, respectively. As of December 31, 2017 and 2016, the net balance of the favorable contract intangible assets was $1.7 million and $3.6 million, respectively. The estimated useful life is based on expected payment dates related to the favorable contracts.
During the year ended December 31, 2017, the Company acquired patents related to its memory technology for an immaterial amount. The Company did not purchase any intangible assets in 2016, except for those intangible assets acquired in the acquisitions during 2016. See Note 18, “Acquisitions” for further details.
During the years ended December 31, 2017, 2016 and 2015, the Company did not sell any intangible assets.

Amortization expense for intangible assets for the years ended December 31, 2017, 2016, and 2015 was $42.0 million, $37.1 million, and $25.1 million, respectively. The estimated future amortization expense of intangible assets as of December 31, 2017 was as follows (amounts in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ending December 31:	Amount
2018	$30,382
2019	19,942
2020	19,220
2021	12,683
2022	1,331
Thereafter	3,064
Total amortizable purchased intangible assets	86,622
In-process research and development	5,100
Total intangible assets	$91,722
6. Segments and Major Customers
Operating segments are based upon Rambus' internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker ("CODM") to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company determined its CODM to be the Chief Executive Officer and determined its operating segments to be: (1) MID, which focuses on the design, development, manufacturing through partnerships and licensing of technology and solutions that is related to memory and interfaces; (2) RSD, which focuses on the design, development, deployment and licensing of technologies for chip, system and in-field application security, anti-counterfeiting, smart ticketing and mobile payments; (3) ESD, which includes the Rambus Labs team, the computational sensing and imaging group as well as the development efforts in the area of emerging technologies; and (4) RLD, which focuses on the design, development and licensing of technologies for advanced LED-based lighting solutions.
For the year ended December 31, 2017, MID and RSD were considered reportable segments as they met the quantitative thresholds for disclosure as reportable segments. The results of the remaining operating segments are shown under “Other”.
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
The tables below present reported segment operating income (loss) for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31, 2017
	MID	RSD	Other	Total
	(In thousands)
Revenues	$280,704	$96,663	$15,729	$393,096
Segment operating expenses	86,044	50,010	33,860	169,914
Segment operating income (loss)	$194,660	$46,653	$(18,131)	$223,182
Reconciling items				(168,775)
Operating income				$54,407
Interest and other income (expense), net				(13,418)
Income before income taxes				$40,989

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2016
	MID	RSD	Other	Total
	(In thousands)
Revenues	$239,843	$76,175	$20,579	$336,597
Segment operating expense	68,460	51,855	30,397	150,712
Segment operating income (loss)	$171,383	$24,320	$(9,818)	$185,885
Reconciling items				(152,243)
Operating income				$33,642
Interest and other income (expense), net				(11,005)
Income before income taxes				$22,637

	For the Year Ended December 31, 2015
	MID	RSD	Other	Total
	(In thousands)
Revenues	$221,968	$50,497	$23,813	$296,278
Segment operating expenses	47,780	29,056	32,147	108,983
Segment operating income (loss)	$174,188	$21,441	$(8,334)	$187,295
Reconciling items				(115,875)
Operating income				$71,420
Interest and other income (expense), net				(11,189)
Income before income taxes				$60,231
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at December 31, 2017 and December 31, 2016, respectively, was as follows:

	As of December 31,
Customer	2017	2016
Customer 1 (MID reportable segment)	*	13%
Customer 2 (Other segment)	12%	12%
Customer 3 (MID and RSD reportable segment)	13%	*
Customer 4 (RSD reportable segment)	*	17%
Customer 5 (RSD reportable segment)	11%	*
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period
Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Years Ended December 31,
	2017	2016	2015
Customer A (MID and RSD reportable segments)	17%	19%	20%
Customer B (MID reportable segment)	13%	20%	19%
Customer C (MID reportable segment)	13%	13%	13%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue from customers in the geographic regions based on the location of contracting parties is as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
USA	$165,263	$121,209	$118,278
South Korea	115,811	129,542	115,486
Japan	23,378	30,215	29,687
Europe	22,597	16,031	9,616
Canada	4,373	3,478	214
Singapore	22,554	17,908	16,312
Asia-Other	39,120	18,214	6,685
Total	$393,096	$336,597	$296,278
At December 31, 2017, of the $54.3 million of total property, plant and equipment, approximately $47.2 million were located in the United States, $3.4 million were located in India and $3.7 million were located in other foreign locations. At December 31, 2016, of the $58.4 million of total property, plant and equipment, approximately $55.0 million were located in the United States, $1.3 million were located in India and $2.1 million were located in other foreign locations.
7. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government-sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years. As of December 31, 2017 and 2016, all of the Company’s cash equivalents and marketable securities have a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of December 31, 2017
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,915	$10,915	$—	$—	1.16%
U.S. Government bonds and notes	55,220	55,221	—	(1)	1.12%
Corporate notes, bonds, commercial paper and other	195,073	195,204	—	(131)	1.39%
Total cash equivalents and marketable securities	261,208	261,340	—	(132)
Cash	68,168	68,168	—	—
Total cash, cash equivalents and marketable securities	$329,376	$329,508	$—	$(132)

	As of December 31, 2016
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,681	$10,681	$—	$—	0.41%
U.S. Government bonds and notes	48,292	48,291	1	—	0.39%
Corporate notes, bonds, commercial paper and other	62,178	62,199	—	(21)	0.66%
Total cash equivalents and marketable securities	121,151	121,171	1	(21)
Cash	51,031	51,031	—	—
Total cash, cash equivalents and marketable securities	$172,182	$172,202	$1	$(21)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Cash equivalents	$157,676	$84,263
Short term marketable securities	103,532	36,888
Total cash equivalents and marketable securities	261,208	121,151
Cash	68,168	51,031
Total cash, cash equivalents and marketable securities	$329,376	$172,182
The Company continues to invest in highly rated quality, highly liquid debt securities. As of December 31, 2017, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at December 31, 2017 and 2016 are as follows:

	Fair Value		Gross Unrealized Loss
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands)
Less than one year
U.S. Government bonds and notes	$42,581	$18,395	$(1)	$—
Corporate notes, bonds and commercial paper	194,015	54,377	(131)	(21)
Total Corporate notes, bonds, and commercial paper and U.S. Government bonds and notes	$236,596	$72,772	$(132)	$(21)
The gross unrealized loss at December 31, 2017 and 2016 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
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
The Company’s financial instruments are measured and recorded at fair value, except for the convertible notes. The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of December 31, 2017 and 2016:

	As of December 31, 2017
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$10,915	$10,915	$—	$—
U.S. Government bonds and notes	55,220	—	55,220	—
Corporate notes, bonds, commercial paper and other	195,073	1,058	194,015	—
Total available-for-sale securities	$261,208	$11,973	$249,235	$—

	As of December 31, 2016
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$10,681	$10,681	$—	$—
U.S. Government bonds and notes	48,292	—	48,292	—
Corporate notes, bonds, commercial paper and other	62,178	303	61,875	—
Total available-for-sale securities	$121,151	$10,984	$110,167	$—
The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” in the consolidated statement of operations. During the years ended December 31, 2017 and 2016, the Company recorded no other-than-temporary impairment charges on its investments.
During the years ended December 31, 2017 and 2016, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2017 and 2016:

	As of December 31, 2017			As of December 31, 2016
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023	$172,500	$135,447	$173,450	$—	$—	$—
1.125% Convertible Senior Notes due 2018	$81,207	$78,451	$100,802	$138,000	$126,167	$173,961
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 10, “Convertible Notes,” as of December 31, 2017, the convertible notes are carried at their face values of $172.5 million and $81.2 million, respectively, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.
Information regarding the Company's goodwill and long-lived assets balances are disclosed in Note 5, "Intangible Assets and Goodwill".

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Balance Sheet Details
Inventories
Inventories consist of the following:

	As of December 31,
	2017	2016
	(In thousands)
Raw materials	$2,976	$3,773
Work in process	1,109	616
Finished goods	1,074	1,244
	$5,159	$5,633
Property, Plant and Equipment, net
Property, plant and equipment, net is comprised of the following:

	As of December 31,
	2017	2016
	(In thousands)
Building	$40,320	$40,320
Computer software	18,424	20,922
Computer equipment	36,607	36,608
Furniture and fixtures	16,881	15,140
Leasehold improvements	10,110	7,176
Machinery	16,936	17,406
Construction in progress	1,831	1,075
	141,109	138,647
Less accumulated depreciation and amortization	(86,806)	(80,205)
	$54,303	$58,442
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $13.3 million, $13.0 million and $12.4 million, respectively.
Accumulated Other Comprehensive Gain (Loss)
Accumulated other comprehensive gain (loss) is comprised of the following:

	As of December 31,
	2017	2016
	(In thousands)
Foreign currency translation adjustments	$(5,593)	$(13,392)
Unrealized gain (loss) on available-for-sale securities, net of tax	496	(116)
Total	$(5,097)	$(13,508)

10. Convertible Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s convertible notes are shown in the following table.

(Dollars in thousands)	As of December 31, 2017	As of December 31, 2016
1.375% Convertible Senior Notes due 2023	$172,500	$—
1.125% Convertible Senior Notes due 2018	81,207	138,000
Total principal amount of convertible notes	253,707	138,000
Unamortized discount - 2023 Notes	(34,506)	—
Unamortized discount - 2018 Notes	(2,547)	(10,913)
Unamortized debt issuance costs - 2023 Notes	(2,547)	—
Unamortized debt issuance costs - 2018 Notes	(209)	(920)
Total convertible notes	$213,898	$126,167
Less current portion	78,451	—
Total long-term convertible notes	$135,447	$126,167
1.375% Convertible Senior Notes due 2023. On November 17, 2017, the Company issued $172.5 million aggregate principal amount of 1.375% convertible senior notes pursuant to an indenture (the “2023 Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”). In accounting for the 2023 Notes at issuance, the Company separated the 2023 Notes into liability and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. As of the date of issuance, the Company determined that the liability component of the 2023 Notes was $137.3 million and the equity component of the 2023 Notes was $35.2 million. The fair value of the liability component was estimated using an interest rate for a similar instrument without a conversion feature. The unamortized discount related to the 2023 Notes is being amortized to interest expense using the effective interest method over approximately five years.

The 2023 Notes bear interest at a rate of 1.375% per year, payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2018. The 2023 Notes will mature on February 1, 2023, unless earlier repurchased by the Company or converted pursuant to their terms.

The Company incurred transaction costs of approximately $3.3 million related to the issuance of 2023 Notes. In accounting for these costs, the Company allocated the costs to the liability and equity components in proportion to the allocation of proceeds from the issuance of the 2023 Notes to such components. Transaction costs allocated to the liability component of $2.6 million are netted against the carrying amount of the liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the 2023 Notes. The transaction costs allocated to the equity component of $0.7 million were recorded as additional paid-in capital.

The initial conversion rate of the 2023 Notes is 52.8318 shares of the Company's common stock per $1,000 principal amount of 2023 Notes (which is equivalent to an initial conversion price of approximately $18.93 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2023 Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2023 Notes in connection with such make-whole fundamental change.

Prior to the close of business on the business day immediately preceding November 1, 2022, the 2023 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2018, and only during such calendar quarter, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (3) upon the occurrence of specified distributions to holders of our common stock; or (4) upon the occurrence of specified corporate transactions. On or after November 1, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2023 Notes may convert all or a portion of their 2023 Notes regardless of the foregoing conditions. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2023 Notes to be converted and pay or deliver, as the case may be, cash, shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the 2023 Notes being converted.

The Company may not redeem the 2023 Notes prior to the maturity date and no sinking fund is provided for the 2023 Notes. Upon the occurrence of a fundamental change (as defined in the 2023 Indenture) prior to the maturity date, holders may require the Company to repurchase all or a portion of the 2023 Notes for cash at a price equal to 100% of the principal amount of the 2023 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 2023 Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment with the Company’s existing and future liabilities that are not so subordinated, including its outstanding “2018 Notes”; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to any existing and future indebtedness and other liabilities (including trade payables, but excluding intercompany obligations and liabilities) and any preferred stock of subsidiaries of the Company.

The following events are considered “events of default” with respect to the 2023 Notes, which may result in the acceleration of the maturity of the 2023 Notes:

(1) the Company defaults in the payment when due of any principal of any of the 2023 Notes at maturity or upon exercise of a repurchase right or otherwise;

(2) the Company defaults in the payment of any interest, including additional interest, if any, on any of the 2023 Notes, when the interest becomes due and payable, and continuance of such default for a period of 30 days;

(3) failure by the Company to comply with its obligation to convert the 2023 Notes in accordance with the 2023 Indenture upon exercise of a holder’s conversion right;

(4) failure by the Company to give a fundamental change notice or notice of a specified corporate transaction when due with respect to the Notes;

(5) failure by the Company to comply with any of its other agreements contained in the 2023 Notes or the 2023 Indenture for a period of 60 days after written notice from the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding has been received;

(6) failure by the Company to pay when due the principal of, or acceleration of, any indebtedness for money borrowed by the Company or any of its Material Subsidiaries (as defined in the 2023 Indenture) in excess of $40.0 million principal amount, if such indebtedness is not discharged, or such acceleration is not annulled, for a period of 30 days after written notice to the Company by the Trustee or to the Company and the Trustee by holders of 25% or more in aggregate principal amount of the 2023 Notes then outstanding in accordance with the 2023 Indenture; and

(7) certain events of bankruptcy, insolvency or reorganization of the Company or any of its Material Subsidiaries (as defined in the Indenture).

If such an event of default, other than an event of default described in clause (7) above with respect to the Company, occurs and is continuing, the Trustee by written notice to the Company, or the holders of at least 25% in aggregate principal amount of the outstanding Notes by notice to the Company and the Trustee, may, and the Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Notes then outstanding to be due and payable. If an event of default described in clause (7) above occurs, 100% of the principal of and accrued and unpaid interest on the Notes then outstanding will automatically become due and payable.

Note Hedges and Warrants. On November 14, 2017 and November 16, 2017, in connection with the 2023 Notes, the Company entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with respect to the Company’s common stock, par value $0.001 per share (the “Common Stock”), with certain bank counterparties (the “Counterparties”). The Company paid an aggregate amount of approximately $33.5 million to the Counterparties for the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions cover, subject to anti-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

dilution adjustments substantially similar to those in the 2023 Notes, approximately 9.1 million shares of Common Stock, the same number of shares underlying the 2023 Notes, at a strike price that corresponds to the initial conversion price of the 2023 Notes, and are exercisable upon conversion of the 2023 Notes. The Convertible Note Hedge Transactions will expire upon the maturity of the 2023 Notes. The Convertible Note Hedge Transactions are intended to reduce the potential economic dilution upon conversion of the 2023 Notes. The Convertible Note Hedge Transactions are separate transactions and are not part of the terms of the 2023 Notes. Holders of the 2023 Notes will not have any rights with respect to the Convertible Note Hedge Transactions.

In addition, concurrently with entering into the Convertible Note Hedge Transactions, the Company separately entered into privately negotiated warrant transactions, whereby the Company sold to the Counterparties warrants (the “Warrants”) to acquire, collectively, subject to anti-dilution adjustments, approximately 9.1 million shares of the Common Stock at an initial strike price of approximately $23.30 per share, which represents a premium of 60% over the last reported sale price of the Common Stock of $14.56 on November 14, 2017. The Company received aggregate proceeds of approximately $23.2 million from the sale of the Warrants to the Counterparties. The Warrants are separate transactions and are not part of the 2023 Notes or Convertible Note Hedge Transactions. Holders of the 2023 Notes and Convertible Note Hedge Transactions will not have any rights with respect to the Warrants.

The amounts paid and received for the Convertible Note Hedge Transactions and Warrants have been recorded in additional paid-in capital in the consolidated balance sheets. The fair value of the Convertible Note Hedge Transactions and Warrants are not re-measured through earnings each reporting period. The amounts paid for the Convertible Note Hedge Transactions are tax deductible expenses, while the proceeds received from the Warrants are not taxable.

Impact to Earnings per Share. The 2023 Notes will have no impact to diluted earnings per share until the average price of our Common Stock exceeds the conversion price of $18.93 per share because the principal amount of the 2023 Notes is required to be settled in cash upon conversion. Under the treasury stock method, in periods the Company reports net income, the Company is required to include the effect of additional shares that may be issued under the 2023 Notes when the price of the Company’s Common Stock exceeds the conversion price. Under this method, the cumulative dilutive effect of the 2023 Notes would be approximately 9.1 million shares if the average price of the Company’s Common Stock is $18.93. However, upon conversion, there will be no economic dilution from the 2023 Notes, as exercise of the Convertible Note Hedge Transactions eliminates any dilution from the 2023 Notes that would have otherwise occurred when the price of the Company’s Common Stock exceeds the conversion price. The Convertible Note Hedge Transactions are required to be excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.

The warrants will have a dilutive effect when the average share price exceeds the warrant’s strike price of $23.30 per share. However, upon conversion, the Convertible Note Hedge Transactions would neutralize the dilution from the 2023 Notes so that there would only be dilution from the warrants.

1.125% Convertible Senior Notes due 2018. On August 16, 2013, the Company issued $138.0 million aggregate principal amount of 1.125% convertible senior notes pursuant to an indenture (the "2018 Indenture") by and between the Company and U.S. Bank, National Association as the trustee. The 2018 Notes will mature on August 15, 2018 (the "Maturity Date"), subject to earlier repurchase or conversion. In accounting for the 2018 Notes at issuance, the Company separated the 2018 Notes into liability and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. As of the date of issuance, the Company determined that the liability component of the 2018 Notes was $107.7 million and the equity component of the 2018 Notes was $30.3 million. The fair value of the liability component was estimated using an interest rate for a similar instrument without a conversion feature. The unamortized discount related to the 2018 Notes is being amortized to interest expense using the effective interest method over five years through August 2018.

The Company will pay cash interest at an annual rate of 1.125% of the principal amount at issuance, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2014. The Company incurred transaction costs of approximately $3.6 million related to the issuance of 2018 Notes. In accounting for these costs, the Company allocated the costs to the liability and equity components in proportion to the allocation of proceeds from the issuance of the 2018 Notes to such components. Transaction costs allocated to the liability component of $2.8 million were recorded as deferred offering costs and are being amortized to interest expense using the effective interest method over five years (the expected term of the debt). The transaction costs allocated to the equity component of $0.8 million were recorded as additional paid-in capital. The 2018 Notes are the Company's general unsecured obligations, ranking equally in right of payment to all of Rambus’ existing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and future senior unsecured indebtedness, including the 2023 Notes, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the 2018 Notes.

The 2018 Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 82.8329 shares of common stock per $1,000 principal amount of 2018 Notes, subject to adjustment in certain events. This is equivalent to an initial conversion price of approximately $12.07 per share of common stock. Holders may surrender their 2018 Notes for conversion prior to the close of business day immediately preceding May 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the closing sale price of the common stock for 20 or more trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price per share of common stock on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined below) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Company's common stock and the conversion rate on each such trading day; (3) upon the occurrence of specified distributions to holders of the Company's common stock; or (4) upon the occurrence of specified corporate events. On or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the Maturity Date, holders may convert their notes at any time, regardless of the foregoing circumstances. If a holder elects to convert its 2018 Notes in connection with certain fundamental changes, as that term is defined in the 2018 Indenture, that occur prior to the Maturity Date, the Company will, in certain circumstances, increase the conversion rate for 2018 Notes converted in connection with such fundamental changes by a specified number of shares of common stock.

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

(5) the Company's failure to comply with any of the Company's other agreements in the notes or the 2018 Indenture (other than those referred to in clauses (1) through (4) above) for 60 days after the Company's receipt of written notice to the Company of such default from the trustee or to the Company and the trustee of such default from holders of not less than 25% in aggregate principal amount of the 2018 Notes then outstanding;

(6) the Company's failure to pay when due the principal of, or acceleration of, any indebtedness for money borrowed by the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the fourth quarter of 2017, the Company repurchased $56.8 million aggregate principal amount of the 2018 Notes for a price of $72.3 million which resulted in a loss on extinguishment of debt of $1.1 million and $16.6 million being recorded in stockholders' equity. To determine the impact of the repurchase on stockholders' equity, the Company first determined the fair value of the liability component of the repurchased 2018 Notes immediately prior to the repurchase. The Company then reduced the amount paid for the repurchased 2018 Notes by the fair value of the liability component and allocated the remaining amount paid to the equity component, which resulted in a reduction to stockholders' equity. As of December 31, 2017, $81.2 million aggregate principal amount of 2018 Notes remains outstanding.

Additional paid-in capital at December 31, 2017 and December 31, 2016 includes $111.3 million and $93.4 million, respectively, for each year related to the equity component of the notes.
As of December 31, 2017, none of the conversion conditions were met related to the notes. Therefore, the classification of the entire equity component for the notes in permanent equity is appropriate as of December 31, 2017.
Interest expense related to the notes for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
2023 Notes coupon interest at a rate of 1.375%	$290	$—	$—
2023 Notes amortization of discount and debt issuance cost at an additional effective interest rate of 4.9%	768	—	—
2018 Notes coupon interest at a rate of 1.125%	1,488	1,553	1,567
2018 Notes amortization of discount and debt issuance cost at an additional effective interest rate of 5.5%	6,810	6,749	6,372
Total interest expense on convertible notes	$9,356	$8,302	$7,939

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On March 8, 2010, the Company entered into a lease agreement for approximately 25,000 square feet of office and manufacturing areas, located in Brecksville, Ohio. The office area is used for the RLD group’s engineering activities while the manufacturing area is used for the manufacture of prototypes. This lease was amended on September 29, 2011 to expand the facility to approximately 51,000 total square feet and the amended lease will expire on July 31, 2019. The Company has an option to extend the lease for a period of 60 months. On January 30, 2018, the Company announced its plans to close its lighting division and manufacturing operations in Brecksville, Ohio, and began the process to exit the facilities and sell the related equipment. Refer to Note 19, “Subsequent Event,” for additional details.
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
Monthly lease payments on these facilities are allocated between the land element of the lease (which is accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation is amortized using the effective interest method and the interest rate was determined in accordance with the requirements of sale leaseback accounting. For the years ended December 31, 2017, 2016 and 2015, the Company recognized in its Consolidated Statements of Operations $4.4 million, $4.4 million, and $4.5 million, respectively, of interest expense in connection with the imputed financing obligation on these facilities. At December 31, 2017 and 2016, the imputed financing obligation balance in connection with these facilities was $38.3 million and $38.9 million, respectively, which was primarily classified under long-term imputed financing obligation.
As of December 31, 2017 and 2016, the Company had capitalized $40.3 million in property, plant and equipment based on the estimated fair value of the portion of the pre-construction shell, construction costs related to the build-out of the facilities and capitalized interest during construction period. At the end of the initial lease term, should the Company decide not to renew the lease, the Company would reverse the equal amounts of the net book value of the building and the corresponding imputed financing obligation.
On August 16, 2013, the Company entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by the Company of $138.0 million aggregate principal amount of the 2018 Notes. During the fourth quarter of 2017, the Company repurchased $56.8 million aggregate principal amount of the 2018 Notes. The aggregate principal amount of the 2018 notes as of December 31, 2017 and 2016 was $81.2 million and $138.0 million, respectively, offset by unamortized debt discount and unamortized debt issuance costs of $2.5 million and $0.2 million, respectively, and $10.9 million and $0.9 million, respectively, on the accompanying consolidated balance sheets. The unamortized discount related to the 2018 Notes is being amortized to interest expense using the effective interest method over the remaining 8 months until maturity of the 2018 Notes on August 15, 2018.

On November 17, 2017, the Company entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by the Company of $172.5 million aggregate principal amount of the 2023 Notes. The aggregate principal amount of the 2023 notes as of December 31, 2017 was $172.5 million, offset by unamortized debt discount and unamortized debt issuance costs of $34.5 million and $2.5 million, respectively, on the accompanying consolidated balance sheets. The unamortized discount related to the 2023 Notes is being amortized to interest expense using the effective method over the remaining 5.1 years until maturity of the 2023 Notes on February 1, 2023. See Note 10, “Convertible Notes,” for additional details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2017, the Company’s material contractual obligations are as follows (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$15,918	$6,447	$6,602	$2,869	$—	$—	$—
Leases and other contractual obligations	26,225	6,757	5,678	4,705	4,839	3,381	865
Software licenses (3)	13,982	10,450	3,532	—	—	—	—
Convertible notes	253,707	81,207	—	—	—	—	172,500
Interest payments related to convertible notes	13,443	2,763	2,372	2,372	2,372	2,372	1,192
Total	$323,275	$107,624	$18,184	$9,946	$7,211	$5,753	$174,557
______________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $22.6 million including $20.4 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable, as of December 31, 2017. As noted below in Note 16, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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

(3)	The Company has commitments with various software vendors for agreements generally having terms longer than one year.
Rent expense was approximately $4.4 million, $3.8 million and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Indemnifications
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this is not always possible.  The fair value of the liability as of December 31, 2017 and 2016 is not material.
12. Equity Incentive Plans and Stock-Based Compensation
Stock Option Plans
The Company has two stock option plans under which grants are currently outstanding: the 2006 Equity Incentive Plan (the “2006 Plan”) and the 2015 Equity Incentive Plan (the “2015 Plan”). On April 23, 2015, the Company's stockholders approved the 2015 Plan, which authorizes 4,000,000 shares for future issuance plus the number of shares that remained available for grant under the 2006 Plan as of the effective date of the 2015 Plan. The 2015 Plan became effective and replaced the 2006 Plan on April 23, 2015. The 2015 Plan was the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of December 31, 2017. Grants under all plans typically have a requisite service period of 60 months or 48 months, have straight-line vesting schedules and expire not more than 10 years from date of grant. No further awards will be made under the 2006 Plan, but the 2006 Plan will continue to govern awards previously granted under it. In addition, any shares subject to stock options or other awards granted under the 2006 Plan that on or after the effective date of the 2015 Plan are forfeited, cancelled, exchanged or surrendered or terminate under the 2006 Plan will become available for grant under the 2015 Plan. The Board will periodically review actual share consumption under the 2015 Plan and may make a request for additional shares as needed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2006 Plan was approved by the stockholders in May 2006. The 2006 Plan, as amended, provides for the issuance of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. This plan provides for the granting of awards at less than fair market value of the common stock on the date of grant, but such grants would be counted against the numerical limits of available shares at a ratio of 1.5 to 1.0. The Board of Directors reserved 8,400,000 shares in March 2006 for issuance under this plan, subject to stockholder approval. Upon stockholder approval of this Plan on May 10, 2006, the 1997 Stock Option Plan (the "1997 Plan") was replaced and the 1999 Non-statutory Stock Option Plan (the "1999 Plan") was terminated. There are no outstanding options from the 1997 Plan or 1999 Plan as of December 31, 2017. On April 30, 2009 and April 26, 2012, stockholders approved an additional 6,500,000 shares on each date for issuance under the 2006 Plan. Additionally, on April 24, 2014, stockholders approved an additional 10,000,000 shares for issuance under the 2006 Plan. Those who were eligible for awards under the 2006 Plan included employees, directors and consultants who provide services to the Company and its affiliates. These options typically have a requisite service period of 60 months or 48 months, have straight-line vesting schedules, and expire ten years from date of grant.
As of December 31, 2017, 5,051,147 shares of the 35,400,000 shares approved under the plans remain available for grant. The 2015 Plan is now the Company’s only plan for providing stock-based incentive compensation to eligible employees, directors and consultants.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2014	10,724,228
Increase in shares approved for issuance	4,000,000
Stock options granted	(362,335)
Stock options forfeited	1,624,823
Stock options expired under former plans	(657,878)
Nonvested equity stock and stock units granted (1) (2)	(4,537,797)
Nonvested equity stock and stock units forfeited (1)	382,504
Total shares available for grant as of December 31, 2015	11,173,545
Stock options granted	(500,000)
Stock options forfeited	1,081,107
Stock options expired under former plans	(412,467)
Nonvested equity stock and stock units granted (1) (3)	(5,316,675)
Nonvested equity stock and stock units forfeited (1)	1,279,858
Total shares available for grant as of December 31, 2016	7,305,368
Stock options granted	(558,426)
Stock options forfeited	1,978,042
Nonvested equity stock and stock units granted (1) (4)	(5,007,947)
Nonvested equity stock and stock units forfeited (1)	1,334,110
Total shares available for grant as of December 31, 2017	5,051,147
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

(3)
Amount includes 300,003 shares that had been reserved for potential future issuance related to certain performance unit awards discussed under the section titled "Nonvested Equity Stock and Stock Units" below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)
Amount includes 394,853 shares that have been reserved for potential future issuance related to certain performance unit awards discussed under the section titled "Nonvested Equity Stock and Stock Units" below.

General Stock Option Information
The following table summarizes stock option activity under the stock option plans for the years ended December 31, 2017, 2016 and 2015 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2017.

	Options Outstanding		Weighted Average Remaining Contractual Term
	Number of Shares	Weighted Average Exercise Price per Share		Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2014	11,441,646	$10.73
Options granted	362,335	$11.27
Options exercised	(1,184,141)	$7.42
Options forfeited	(1,624,823)	$17.22
Outstanding as of December 31, 2015	8,995,017	$10.01
Options granted	500,000	$12.29
Options exercised	(1,405,077)	$7.27
Options forfeited	(1,081,107)	$18.98
Outstanding as of December 31, 2016	7,008,833	$9.34
Options granted	558,426	$12.95
Options exercised	(1,278,856)	$7.34
Options forfeited	(1,978,042)	$10.68
Outstanding as of December 31, 2017	4,310,361	$9.78	5.51	$20,967
Vested or expected to vest at December 31, 2017	4,250,520	$9.74	5.46	$20,876
Options exercisable at December 31, 2017	3,428,595	$9.11	4.75	$19,331
During the years ended December 31, 2017, 2016 and 2015, no stock options that contain a market condition were granted. During the year ended December 31, 2012, 1,795,000 stock options that contain a market condition were granted. These options vest in three years if specified stock prices are achieved. As of December 31, 2017 and 2016, there were zero and 1,135,000, respectively, stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable. The fair values of the options granted with a market condition were calculated using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at December 31, 2017, based on the $14.22 closing stock price of Rambus’ Common Stock on December 29, 2017 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of December 31, 2017 was 3,833,131 and 3,020,652, respectively.
The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2017:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.13 – $5.39	75,665	4.7	$4.60	75,665	$4.60
$5.46 – $5.46	447,780	5.1	$5.46	447,780	$5.46
$5.49 – $5.63	237,068	2.4	$5.63	237,068	$5.63
$5.76 – $5.76	596,669	4.5	$5.76	596,669	$5.76
$6.83 – $8.73	407,628	3.3	$7.77	407,628	$7.77
$8.76 – $8.76	674,798	6.1	$8.76	635,447	$8.76
$9.18 – $11.92	433,979	6.4	$11.21	323,859	$11.17
$11.93 – $12.31	498,356	8.1	$12.26	201,321	$12.28
$12.33 – $12.33	1,478	0.1	$12.33	1,478	$12.33
$12.80 – $23.60	936,940	5.9	$15.50	501,680	$17.60
$4.13 – $23.60	4,310,361	5.5	$9.78	3,428,595	$9.11
Employee Stock Purchase Plans
During the years ended December 31, 2017 and 2016, the Company had one employee stock purchase plan, the 2015 Employee Stock Purchase Plan (“2015 ESPP”). During the year ended December 31, 2015, the Company had two employee stock purchase plans, the 2015 ESPP and the 2006 Employee Stock Purchase Plan (“2006 ESPP”).
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
The Company issued 615,370 shares at a weighted average price of $10.47 per share during the year ended December 31, 2017. The Company issued 548,357 shares at a weighted average price of $9.34 per share during the year ended December 31, 2016. The Company issued 544,391 shares at a weighted average price of $9.36 per share during the year ended December 31, 2015. As of December 31, 2017, 836,273 shares under the ESPP remain available for issuance.
Stock-Based Compensation
Stock Options
During the years ended December 31, 2017, 2016 and 2015, Rambus granted 558,426, 500,000 and 362,335 stock options, respectively, with an estimated total grant-date fair value of $2.3 million, $2.3 million and $1.7 million, respectively. During the years ended December 31, 2017, 2016 and 2015, Rambus recorded stock-based compensation related to stock options of $2.8 million, $4.1 million and $7.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2017, there was $3.4 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans. This cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of options vested for the years ended December 31, 2017, 2016 and 2015 was $17.3 million, $28.4 million and $41.4 million, respectively.
The total intrinsic value of options exercised was $7.5 million, $8.0 million and $6.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s Common Stock at the time of exercise less the proceeds received from the employees to exercise the options.
During the years ended December 31, 2017, 2016 and 2015, proceeds from employee stock option exercises totaled approximately $9.4 million, $10.2 million and $8.8 million, respectively.
Employee Stock Purchase Plans
During the years ended December 31, 2017, 2016 and 2015, Rambus recorded stock-based compensation related to the ESPP of $1.7 million, $1.6 million and $1.6 million, respectively. As of December 31, 2017, there was $0.7 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over four months.
Tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the year ended December 31, 2017 calculated in accordance with accounting for share-based payments were $1.3 million. There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the years ended December 31, 2016 and 2015.
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

	Stock Option Plans for Years Ended December 31,
	2017	2016	2015
Stock Option Plans
Expected stock price volatility	24%-32%	34%-36%	41%
Risk free interest rate	1.8%-2.0%	1.3%-1.7%	1.2%
Expected term (in years)	5.3-5.4	5.4-6.1	6.0
Weighted-average fair value of stock options granted	$4.09	$4.59	$4.59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Employee Stock Purchase Plan for Years Ended December 31,
	2017	2016	2015
Employee Stock Purchase Plan
Expected stock price volatility	25%-27%	31%-33%	34%-42%
Risk free interest rate	0.98%-1.3%	0.41%-0.5%	0.1%-0.3%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$3.07	$2.88	$3.06
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
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, directors and employees. For the years ended December 31, 2017, 2016 and 2015, the Company granted nonvested equity stock units totaling 3,075,396, 3,344,448 and 2,865,878 shares, respectively, under the 2015 Plan and the 2006 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The fair value of nonvested equity stock units at the date of grant was approximately $40.0 million, $42.9 million and $33.3 million, respectively. During the first quarters of 2017, 2016 and 2015, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance conditions. The ultimate number of performance units that can be earned can range from 0% to 150% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company's shares available for grant has been reduced to reflect the shares that could be earned at 150% of target. During the years ended December 31, 2017, 2016 and 2015, the Company recorded $4.4 million, $2.8 million and $1.1 million, respectively, of stock-based compensation expense related to these performance unit awards.
During the third quarter of 2017, the Company granted performance unit awards to a Company executive officer with vesting subject to the achievement of certain performance and market conditions. The ultimate number of performance units that can be earned can range from 0% to 150% of target depending on performance relative to target over the applicable period. The shares that will become eligible to vest will be measured over a three-year period ending on December 31, 2019, unless the performance period is shortened because of a change of control of the Company or a termination of the executive officer’s employment without cause. The Company's shares available for grant have been reduced to reflect the shares that could be earned at 150% of target. The fair value of the market condition of these performance units was calculated, on its respective grant date, using a binomial valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices. The stock-based compensation expense related to these awards will be recorded over the respective requisite service period of approximately 2.4 years. During the year ended December 31, 2017, the achievement of the performance condition for these performance units was considered probable, and as a result, the Company recognized $0.5 million of stock-based compensation expense related to these performance unit awards.
For the years ended December 31, 2017, 2016 and 2015, the Company recorded stock-based compensation expense of approximately $22.9 million, $15.3 million and $6.3 million, respectively, related to all outstanding equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of an estimate of forfeitures, was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $44.5 million at December 31, 2017. This cost is expected to be recognized over a weighted average period of 2.3 years.
The following table reflects the activity related to nonvested equity stock and stock units for the three years ended December 31, 2017:

Nonvested Equity Stock and Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2014	673,864	$9.23
Granted	2,865,878	$11.62
Vested	(276,622)	$9.94
Forfeited	(255,002)	$10.64
Nonvested at December 31, 2015	3,008,118	$11.32
Granted	3,344,448	$12.84
Vested	(789,864)	$10.98
Forfeited	(699,646)	$11.94
Nonvested at December 31, 2016	4,863,056	$12.33
Granted	3,075,396	$13.02
Vested	(1,216,476)	$12.15
Forfeited	(860,627)	$12.61
Nonvested at December 31, 2017	5,861,349	$12.68
13. Stockholders’ Equity
Share Repurchase Program
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

On May 1, 2017, the Company initiated an accelerated share repurchase program with Barclays Bank PLC. The accelerated share repurchase program is part of the broader share repurchase program previously authorized by the Company's Board on January 21, 2015. Under the accelerated share repurchase program, the Company pre-paid to Barclays Bank PLC, the $50.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 3.2 million shares of its common stock from Barclays Bank PLC, in the second quarter of 2017, which were retired and recorded as a $40.0 million reduction to stockholders' equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company's stock. The number of shares to be ultimately purchased by the Company was determined based on the volume weighted average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. During the fourth quarter of 2017, the accelerated share repurchase program was completed and the Company received an additional 0.8 million shares of its common stock as the final settlement of the accelerated share repurchase program. There were no other repurchases of the Company's common stock during 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2017, there remained an outstanding authorization to repurchase approximately 7.4 million shares of the Company’s outstanding common stock under the current share repurchase program.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the year ended December 31, 2017, the cumulative price of $36.6 million was recorded as an increase to accumulated deficit.

Convertible Note Hedge Transactions
On November 14, 2017 and November 16, 2017, in connection with the 2023 Notes, the Company entered into the Convertible Note Hedge Transactions with respect to the Common Stock, with the Counterparties. The Company paid an aggregate amount of approximately $33.5 million to the Counterparties for the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the 2023 Notes, approximately 9.1 million shares of Common Stock, the same number of shares underlying the 2023 Notes, at a strike price that corresponds to the initial conversion price of the 2023 Notes, and are exercisable upon conversion of the 2023 Notes. The Convertible Note Hedge Transactions will expire upon the maturity of the 2023 Notes.

The Convertible Note Hedge Transactions are expected generally to reduce the potential dilution to the Common Stock upon conversion of the 2023 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2023 Notes, as the case may be, in the event that the market price per share of the Common Stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the strike price of the Convertible Note Hedge Transactions.

The Convertible Note Hedge Transactions are separate transactions, entered into by the Company with the Counterparties, and are not part of the terms of the 2023 Notes. Holders of the 2023 Notes will not have any rights with respect to the Convertible Note Hedge Transactions. See Note 10, “Convertible Notes,” for additional details.

Warrant Transactions
On November 14, 2017 and November 16, 2017, in connection with the 2023 Notes, the Company sold the Warrants to the Counterparties to acquire, collectively, subject to anti-dilution adjustments, approximately 9.1 million shares of the Common Stock at an initial strike price of approximately $23.30 per share, which represents a premium of 60% over the last reported sale price of the Common Stock of $14.56 on November 14, 2017. The Company received aggregate proceeds of approximately $23.2 million from the sale of the Warrants to the Counterparties. The Warrants were sold in private placements to the Counterparties pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

If the market price per share of the Common Stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash.

The Warrants are separate transactions, entered into by the Company with the Counterparties, and are not part of the terms of the 2023 Notes. Holders of the 2023 Notes will not have any rights with respect to the Warrants. See Note 10, “Convertible Notes,” for additional details.

14. Benefit Plans
Rambus has a 401(k) Profit Sharing Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. Rambus, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company matches 50% of eligible employee’s contribution, up to the first 6% of an eligible employee’s qualified earnings. For the years ended December 31, 2017, 2016 and 2015, Rambus made matching contributions totaling approximately $2.3 million, $2.0 million and $2.1 million, respectively.
15. Restructuring Charges
During 2017 and 2016, the Company did not initiate any restructuring programs.
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
______________________________________
*The non-cash charge of $583 thousand was related to the write down of fixed assets related to the Other segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes
Income (loss) before taxes consisted of the following:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Domestic	$46,031	$38,211	$58,498
Foreign	(5,042)	(15,574)	1,733
	$40,989	$22,637	$60,231
The provision for (benefit from) income taxes is comprised of:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Federal:
Current	$20,661	$22,115	$20,497
Deferred	43,678	(2,198)	(170,798)
State:
Current	495	884	609
Deferred	(43)	(271)	(1,933)
Foreign:
Current	1,101	1,275	443
Deferred	(2,041)	(5,988)	25
	$63,851	$15,817	$(151,157)
The differences between Rambus’ effective tax rate and the U.S. federal statutory regular tax rate are as follows:

	Years Ended December 31,
	2017	2016	2015
Expense at U.S. federal statutory rate	35.0%	35.0%	35.0%
Expense (benefit) at state statutory rate	0.7	1.8	(1.5)
Withholding tax	50.1	97.0	34.1
Foreign rate differential	2.8	4.1	0.4
Research and development (“R&D”) credit	(3.9)	(8.3)	(2.3)
Executive compensation	1.8	1.5	0.5
Stock-based compensation	14.9	34.8	5.3
Foreign tax credit	(50.1)	(97.0)	(34.1)
Impact of corporate rate change on deferred taxes	50.6	—	—
Other	1.4	1.0	(0.6)
Valuation allowance	52.5	—	(287.8)
	155.8%	69.9%	(251.0)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax assets are as follows:

	As of December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Depreciation and amortization	$10,840	$22,348
Other timing differences, accruals and reserves	8,766	12,268
Deferred equity compensation	7,979	17,426
Net operating loss carryovers	16,335	11,439
Tax credits	157,051	120,660
Total gross deferred tax assets	200,971	184,141
Convertible debt	(791)	(3,870)
Total net deferred tax assets	200,180	180,271
Valuation allowance	(50,911)	(23,529)
Net deferred tax assets	$149,269	$156,742

	As of December 31,
	2017	2016
	(In thousands)
Reported as:
Non-current deferred tax assets	$159,099	$168,342
Non-current deferred tax liabilities	(9,830)	(11,600)
Net deferred tax assets	$149,269	$156,742
On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted into law. The TCJA provides for numerous significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and the creation of new taxes on certain foreign-sourced earnings.
Accounting Standards Codification (ASC) 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of December 31, 2017, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. The Company recognized a provisional amount of $20.7 million, which was included as a component of income tax expense from continuing operations due to a reduction in the corporate federal tax rate from 35% to 21% which will become effective for 2018. The Company will continue to assess the impact of the recently enacted tax law (and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting) on its business and consolidated financial statements.
The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of the Company's net deferred tax assets was $20.7 million.
The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P) of its foreign subsidiaries. The Company has not yet completed the calculation of total post-1986 E&P and related income tax pools for its foreign subsidiaries. The Company did not record a provisional amount for the one-time transition tax liability based on information currently available. The Company will continue to evaluate the impact of the tax law change as it relates to the accounting for the outside basis difference of its foreign entities.
Other significant items which are being evaluated by the Company but for which no estimate can currently be made and for which no provisional amounts were recorded in the Company’s financial statements, include the impact of the “Global Intangible Low-Taxed Income” (GILTI) provision and “Foreign-Derived Intangible Income” (FDII) of U.S. tax reform. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

GILTI provision imposes taxes on foreign earnings in excess of a deemed return on tangible assets. The Company is evaluating whether deferred taxes should be recorded in relation to the GILTI, or if the tax should be recorded in the period in which it occurs. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company may choose either method as an accounting policy election. The Company has not yet decided on the accounting policy related to GILTI and will only do so after completion of the analysis. The FDII imposes taxes on the excess returns earned directly by a U.S. company from foreign sales or services. The accounting for the deduction for FDII is similar to a special deduction and should be accounted for based on the guidance in ASC 740-10-25-37. The tax benefits for special deductions ordinarily are recognized no earlier than the year in which they are deductible on the tax return.
Management periodically evaluates the realizability of its deferred tax assets based on all available evidence, both positive and negative. The realizability of the Company’s deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. Management evaluated the realizability of its deferred tax assets based on all available evidence, both positive and negative, and determined that it was appropriate to establish a partial valuation allowance on the Company’s U.S. federal research and development (“R&D”) credits and foreign tax credits (“FTC”) of $21.5 million during the fourth quarter of 2017 in accordance with FASB ASC 740-10-30-16 to 25. This partial valuation allowance is due to the fact that these credits are not more likely than not to be realized before they expire, as a result of the Company's federal tax rate change from 35% to 21%. Changes in the Company's underlying facts or circumstances, such as the impact of the acquisitions, will be continually assessed and the Company will re-evaluate its valuation allowance position accordingly.
The Company emerged from a cumulative loss position over the previous three years during the first quarter of 2015. The cumulative three-year pre-tax income was considered positive evidence which was objective and verifiable, and thus, received significant weighting. The continued stability in the Company’s operations along with the increased visibility into the adoption of its security technology in the third quarter of 2015 provided additional evidence to the Company’s belief that it would generate sufficient taxable income in the future. Additional positive evidence considered by management in its assessment included a lack of unused operating loss carryforwards in the Company’s history as well as anticipated future benefits from its cost management. Negative evidence management considered included economic uncertainties such as volatility of the semiconductor industry and uncertainties associated with the development of new products that could impact the Company’s ability to generate a sustained level of future profits.
Upon considering the relative impact of all evidence during the fourth quarter of 2017, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that its deferred tax assets would be realizable with the exception of certain FTC, U.S. federal R&D credits and its California deferred tax assets that have not met the “more likely than not” realization threshold criteria. The Company continues to maintain a deferred tax asset valuation allowance of $50.9 million as of December 31, 2017.
The following table presents the tax valuation allowance information for the years ended December 31, 2017, 2016 and 2015:

	Balance at Beginning of Period	Charged (Credited) to Operations	Charged to Other Account*	Valuation Allowance Release	Valuation Allowance Set up	Balance at End of Period
Tax Valuation Allowance
Year ended December 31, 2015	$193,874	—	1,299	(174,456)	—	$20,717
Year ended December 31, 2016	$20,717	—	2,812	—	—	$23,529
Year ended December 31, 2017	$23,529	—	5,855	—	21,527	$50,911
______________________________________

*	Amounts not charged to operations are charged to other comprehensive income or deferred tax assets (liabilities).
As of December 31, 2017, Rambus had California and other state net operating loss carryforwards of $195.4 million and $125.0 million, respectively. As of December 31, 2017, Rambus had federal research and development tax credit carryforwards of $38.0 million, alternative minimum tax credits of $2.5 million, and foreign tax credits of $116.5 million. As of December 31, 2017, Rambus had California research and development tax credit carryforwards of $27.0 million. The federal foreign tax credits and research and development credits begin to expire in 2020 and 2018, respectively. Approximately $54.9 million of federal foreign tax credits expire in 2020. The California net operating losses began to expire in 2017, and $67.1 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expired during the year. Additionally, $21.5 million of California net operating loss is expected to expire in 2018. The federal alternative minimum tax credits and the California research and development credits carry forward indefinitely.
In the event of a change in ownership, as defined under federal and state tax laws, Rambus' net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.
As of December 31, 2017, the Company had $22.6 million of unrecognized tax benefits including $20.4 million recorded as a reduction of long-term deferred tax assets and $2.2 million recorded in long term income taxes payable. If recognized, $2.2 million would be recorded as an income tax benefit in the consolidated statements of operations. As of December 31, 2016, the Company had $21.9 million of unrecognized tax benefits including $19.7 million recorded as a reduction of long-term deferred tax assets and $2.2 million recorded in long term income taxes payable. If recognized, $2.2 million would be recorded as an income tax benefit in the consolidated statements of operations. It is reasonably possible that a reduction of up to $0.2 million of existing unrecognized tax benefits could occur in the next 12 months.
A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2017, 2016 and 2015 is as follows (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at January 1	$21,925	$20,836	$19,903
Tax positions related to current year:
Additions	1,083	1,225	1,186
Tax positions related to prior years:
Additions	16	256	—
Reductions	(372)	(171)	(35)
Settlements	—	(221)	(218)
Balance at December 31	$22,652	$21,925	$20,836
Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2017 and 2016, an immaterial amount of interest and penalties are included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India, the U.K., the Netherlands and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2014 and forward. The California returns are subject to examination from 2010 and forward. In addition, any R&D credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ending March 2012 and forward. The Company is currently under examination by the IRS for the 2015 tax year, California for the 2010 and 2011 tax years, and New York for the 2013, 2014, and 2015 tax years. The Company’s India subsidiary is under examination by the Indian tax administration for tax years beginning with 2011, except for 2014, which was assessed in the Company's favor. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.
At December 31, 2017, no foreign withholding taxes have been provided on undistributed earnings of approximately $11.5 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the United States. It is not practicable to determine the amount of the unrecognized tax liability at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

18. Acquisitions
During 2017 and 2015, the Company did not have any acquisitions.
The 2016 Acquisitions
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

The goodwill arising from the acquisition is primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of SCS. This goodwill is not deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Inphi Memory Interconnect Business
On August 4, 2016, the Company completed its acquisition of all the assets of Inphi's Memory Interconnect Business (“Memory Interconnect Business”) from Inphi Corporation for $90 million in cash. The acquisition includes all assets of the Memory Interconnect Business including product inventory, customer contracts, supply chain agreements and intellectual property. Of the purchase price, approximately $11.3 million of the consideration was deposited into an escrow account to fund indemnification obligations and other contractual provisions, that was released 12 months after the closing date. This acquisition complements the MID reporting unit by allowing the Company to strengthen its market position for memory buffer chip products and execute on programs that meet the needs of the server, networking and data center market. During the year ended December 31, 2016, the Company incurred approximately $0.7 million in external acquisition costs in connection with the acquisition which were expensed as incurred.
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
The goodwill arising from the acquisition is primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of the acquired business. This goodwill is deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In-process research and development ("IPR&D") consists of one project, primarily relating to the development of process technologies to manufacture the next generation buffer chip product. As of December 31, 2017, the project is expected to be completed over the next 3 years. The acquired IPR&D will not be amortized until completion of the related product which is determined by when the underlying projects reach technological feasibility and commence commercial production. Upon completion, the IPR&D project will be amortized over its useful life which is expected to range between 5 years and 7 years.

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
The goodwill arising from the acquisition is primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of the Snowbush IP assets. This goodwill is deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
IPR&D consists of four projects, primarily relating to the development of SerDes and IP process technologies. As of December 31, 2017, the projects are expected to be completed in 2018. The acquired IPR&D will not be amortized until completion of the related products which is determined by when the underlying projects reach technological feasibility and commence commercial production. Upon completion, each IPR&D project will be amortized over its useful life, each of which is expected to range between 4 years and 6 years. In the fourth quarter of 2016, the Company impaired $18.3 million of in-process research and development intangible asset. See Note 5, “Intangible Assets and Goodwill” for further details.

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

19. Subsequent Event

On January 30, 2018, the Company announced its plans to close its lighting division and manufacturing operations in Brecksville, Ohio. The Company believes that such business is not core to its strategy and growth objectives. In connection therewith, the Company has terminated approximately fifty employees, and began the process to exit the facilities in Ohio and sell the related equipment. In connection with this action, the Company evaluated and concluded that there was no impairment associated with the equipment at December 31, 2017. The Company expects to record restructuring charges of approximately $2 million to $5 million related to employee terminations and severance costs, and facility related costs. In addition, at the time of exiting the facility in Ohio, the Company expects to record a gain of approximately $5 million which represents the imputed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financing obligation for its obligations to the legal owners. The Company expects to recognize most of the restructuring charges and related gain in the first quarter of 2018.

Supplementary Financial Data
RAMBUS INC.
CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
Quarterly Statements of Operations
(Unaudited)

	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
	(In thousands, except for per share amounts)
Total revenue	$101,891	$99,134	$94,720	$97,351	$97,559	$89,855	$76,501	$72,682
Total operating costs and expenses (1)	$86,172	$82,124	$86,476	$83,917	$97,035	$78,039	$64,493	$63,388
Operating income	$15,719	$17,010	$8,244	$13,434	$524	$11,816	$12,008	$9,294
Net income (loss) (2)	$(36,168)	$7,695	$2,605	$3,006	$(3,445)	$4,511	$3,876	$1,878
Net income (loss) per share — basic	$(0.33)	$0.07	$0.02	$0.03	$(0.03)	$0.04	0.04	$0.02
Net income (loss) per share — diluted	$(0.33)	$0.07	$0.02	$0.03	$(0.03)	$0.04	0.03	$0.02
Shares used in per share calculations — basic (3)	109,737	109,555	110,060	111,464	110,788	110,214	109,904	109,733
Shares used in per share calculations — diluted (3)	109,737	113,119	112,565	115,325	110,788	113,723	112,061	112,252
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

(2)
The net loss for the quarter ended December 31, 2017 included a $21.5 million deferred tax asset valuation allowance and $20.7 million related to re-measurement of deferred tax assets as a result of the tax law changes. Refer to Note 16, "Income Taxes" of Notes to Consolidated Financial Statements of this Form 10-K.

(3)
The quarterly financial information includes the impact of the accelerated share repurchase program as follows: 0.8 million shares in the quarter ended December 31, 2017 and 3.2 million shares repurchased in the quarter ended June 30, 2017 and 0.7 million shares in the quarter ended June 30, 2016. Refer to Note 13, "Stockholders' Equity" of Notes to Consolidated Financial Statements of this Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1(1)	Purchase Agreement, dated January 25, 2016, by and between Rambus Inc. and the shareholders of Smart Card Software Ltd.
3.1(2)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3(4)	Amended and Restated Bylaws of Registrant dated April 25, 2013.
4.1(5)	Form of Registrant’s Common Stock Certificate.
4.2(6)	Indenture between Rambus Inc. and U.S. Bank, National Association, dated as of August 16, 2013 (including the form of 1.125% Convertible Senior Note due 2018 therein).
4.3(7)	Indenture, dated November 17, 2017, between Rambus Inc and U.S. Bank National Association (including form of 1.375% Convertible Senior Note due 2023).
10.1(8)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(9)*	Form of Change of Control Severance Agreement, Agreement entered into by Registrant with each of its named executive officers other than its chief executive officer.
10.3(10)*	1997 Stock Plan (as amended and restated as of April 4, 2007) and related forms of agreements.
10.4(11)*	2006 Equity Incentive Plan, as amended.
10.5(11)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.
10.6(11)*	2006 Employee Stock Purchase Plan as amended.
10.7(12)*	2015 Equity Incentive Plan.
10.8(13)*	Form of Restricted Stock Unit Agreement (2015 Equity Incentive Plan).
10.9(13)*	Form of Stock Option Agreement (2015 Equity Incentive Plan).
10.10(12)*	2015 Employee Stock Purchase Plan.
10.11(14)	Triple Net Space Lease, dated as of December 15, 2009, by and between Registrant and MT SPE, LLC.
10.12(15)**	Settlement Agreement, dated January 19, 2010, among Registrant, Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Semiconductor, Inc. and Samsung Austin Semiconductor, L.P.
10.13(15)**	Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.14(16)	First Amendment of Lease, dated November 4, 2011, by and between Registrant and MT SPE, LLC.
10.15(17)	Employment Agreement between the Company and Ronald Black, dated as of July 17, 2017.
10.16(18)**	Settlement Agreement, dated June 11, 2013, among Registrant, SK hynix and certain SK hynix affiliates.
10.17(19)**	Semiconductor Patent License Agreement, dated June 11, 2013, between Registrant and SK hynix.
10.18(20)**	Settlement Agreement, dated December 9, 2013, between Rambus Inc., Micron Technology, Inc., and certain Micron affiliates.
10.19(20)**	Semiconductor Patent License Agreement, dated December 9, 2013, between Rambus, Inc. and Micron Technology, Inc.
10.20(20)**	Amendment to Semiconductor Patent License Agreement, dated December 30, 2013, by and between Rambus Inc. and Samsung Electronics Co., Ltd.
10.21(21)**	Amendment 1 to Semiconductor Patent License Agreement, dated June 17, 2015, by and between Rambus Inc. and SK hynix Inc.
10.22(22)	Master Agreement, dated October 26, 2015, by and between Rambus Inc. and Citibank, N.A.
10.23(23)	Asset Purchase Agreement, dated June 29, 2016, by and between Rambus Inc., Bell ID Singapore Ptd Ltd, Inphi Corporation and Inphi International Pte. Ltd.
10.24(24)	Offer Letter, dated September 9, 2016, by and between Rambus Inc. and Rahul Mathur.
10.25(7)	Form of Convertible Note Hedge Confirmation.
10.26(7)	Form of Warrant Confirmation.

12.1(25)	Computation of ratio of earnings to fixed charges.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included in signature page).
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

(1)	Incorporated by reference to the Form 10-Q filed on April 22, 2016.

(2)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(3)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(4)	Incorporated by reference to the Form 8-K filed on April 30, 2013.

(5)	Incorporated by reference to the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(6)	Incorporated by reference to the Form 8-K filed on August 16, 2013.

(7)	Incorporated by reference to the Form 8-K filed on November 17, 2017.

(8)	Incorporated by reference to the Form S-1 (file no. 333-22885) filed on March 6, 1997.

(9)	Incorporated by reference to the Form 8-K filed on March 9, 2015.

(10)	Incorporated by reference to the Form 10-K filed on September 14, 2007.

(11)	Incorporated by reference to the Form 8-K filed on April 30, 2014.

(12)	Incorporated by reference to the Form 8-K filed on April 28, 2015.

(13)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(14)	Incorporated by reference to the Form 10-K filed on February 26, 2010.

(15)	Incorporated by reference to the Form 10-Q filed on May 3, 2010.

(16)	Incorporated by reference to the Form 10-K filed on February 24, 2012.

(17)	Incorporated by reference to the Form 8-K filed on July 18, 2017.

(18)	Incorporated by reference to the Form 10-Q/A filed on January 13, 2014.

(19)	Incorporated by reference to the Form 10-Q filed on July 29, 2013.

(20)	Incorporated by reference to the Form 10-K filed on February 21, 2014.

(21)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(22)	Incorporated by reference to the Form 10-K filed on February 19, 2016.

(23)	Incorporated by reference to the Form 10-Q filed on July 22, 2016.

(24)	Incorporated by reference to the Form 8-K filed on September 21, 2016.

(25)	Incorporated by reference to the Form S-3 filed on June 22, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

By:	/s/ RAHUL MATHUR
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
Date: February 23, 2018

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

Signature	Title	Date

/s/ RONALD BLACK	Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2018
Ronald Black

/s/ RAHUL MATHUR	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2018
Rahul Mathur

/s/ ERIC STANG	Chairman of the Board of Directors	February 23, 2018
Eric Stang

/s/ J. THOMAS BENTLEY	Director	February 23, 2018
J. Thomas Bentley

/s/ ELLIS THOMAS FISHER	Director	February 23, 2018
Ellis Thomas Fisher

/s/ PENELOPE HERSCHER	Director	February 23, 2018
Penelope Herscher

/s/ EMIKO HIGASHI	Director	February 23, 2018
Emiko Higashi

/s/ CHARLES KISSNER	Director	February 23, 2018
Charles Kissner

/s/ DAVID SHRIGLEY	Director	February 23, 2018
David Shrigley