Form 10-Q
period 2018-03-31
RAMBUS INC
filed 2018-05-10
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 107,485,217 as of March 31, 2018.

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

•
Changes in our strategy and business model, including the expansion of our portfolio of inventions, products, software, services and solutions to address additional markets in memory, chip, mobile payments, smart ticketing and security;

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Effects of security breaches or failures in our or our customers’ products and services on our business;

•	Engineering, sales and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses, operations and expansion;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Effects of government regulations on our industry and business;

•	Manufacturing, shipping and supply partners and/or sale and distribution channels;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements, including adoption of the new revenue recognition standard on our financial position and results of operations;

•	Effective tax rates, including as a result of the new U.S. tax legislation;

•	Restructurings and plans of termination;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	The level and terms of our outstanding debt and the repayment or financing of such debt;

•	Protection of intellectual property;

•	Any changes in laws, agency actions and judicial rulings that may impact the ability to enforce intellectual property rights;

•	Indemnification and technical support obligations;

•	Equity repurchase plans;

•	Issuances of debt or equity securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Effects of fluctuations in currency exchange rates;

•	Outcome and effect of potential future intellectual property litigation and other significant litigation; and

•	Likelihood of paying dividends.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$122,361	$225,844
Marketable securities	168,859	103,532
Accounts receivable	26,734	25,326
Unbilled receivables	161,442	566
Inventories	5,596	5,159
Prepaids and other current assets	16,770	11,317
Total current assets	501,762	371,744
Intangible assets, net	82,083	91,722
Goodwill	211,356	209,661
Property, plant and equipment, net	48,392	54,303
Deferred tax assets	81,999	159,099
Unbilled receivables, long-term	609,560	—
Other assets	4,507	4,543
Total assets	$1,539,659	$891,072
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,080	$9,614
Accrued salaries and benefits	14,982	17,091
Convertible notes, short-term	79,541	78,451
Deferred revenue	16,798	18,272
Income taxes payable, short-term	16,188	258
Other current liabilities	11,263	9,156
Total current liabilities	145,852	132,842
Convertible notes, long-term	137,037	135,447
Long-term imputed financing obligation	37,045	37,262
Long-term income taxes payable	92,052	3,344
Other long-term liabilities	8,675	10,593
Total liabilities	420,661	319,488
Commitments and contingencies (Notes 10 and 14)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at March 31, 2018 and December 31, 2017	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 107,485,217 shares at March 31, 2018 and 109,763,967 shares at December 31, 2017	107	110
Additional paid-in capital	1,196,158	1,212,798
Accumulated deficit	(74,255)	(636,227)
Accumulated other comprehensive loss	(3,012)	(5,097)
Total stockholders’ equity	1,118,998	571,584
Total liabilities and stockholders’ equity	$1,539,659	$891,072

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share amounts)
Revenue:
Royalties	$21,374	$68,956
Product revenue	7,313	10,904
Contract and other revenue	17,739	17,491
Total revenue	46,426	97,351
Operating costs and expenses:
Cost of product revenue*	4,357	5,250
Cost of contract and other revenue	12,122	14,481
Research and development*	40,117	36,000
Sales, general and administrative*	30,198	28,186
Restructuring charges	3,245	—
Total operating costs and expenses	90,039	83,917
Operating income (loss)	(43,613)	13,434
Interest income and other income (expense), net	9,116	154
Interest expense	(4,421)	(3,206)
Interest and other income (expense), net	4,695	(3,052)
Income (loss) before income taxes	(38,918)	10,382
Provision for (benefit from) income taxes	(3,229)	7,376
Net income (loss)	$(35,689)	$3,006
Net income (loss) per share:
Basic	$(0.33)	$0.03
Diluted	$(0.33)	$0.03
Weighted average shares used in per share calculation:
Basic	109,358	111,464
Diluted	109,358	115,325
_________________________________________
*    Includes stock-based compensation:

Cost of product revenue	$3	$14
Research and development	$3,192	$3,012
Sales, general and administrative	$4,319	$3,570

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Net income (loss)	$(35,689)	$3,006
Other comprehensive income (loss):
Foreign currency translation adjustment	2,889	999
Unrealized gain (loss) on marketable securities, net of tax	(804)	240
Total comprehensive income (loss)	$(33,604)	$4,245

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(35,689)	$3,006
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	7,514	6,596
Depreciation	2,942	3,392
Amortization of intangible assets	10,531	10,488
Non-cash interest expense and amortization of convertible debt issuance costs	2,680	1,749
Deferred income taxes	(8,834)	(214)
Non-cash restructuring	670	—
Unrealized gain on marketable equity security	(155)	—
Gain from disposal of property, plant and equipment	(45)	(13)
Change in operating assets and liabilities:
Accounts receivable	(761)	(5,484)
Unbilled receivables	47,778	—
Prepaid expenses and other assets	(2,236)	4,665
Inventories	(595)	(208)
Accounts payable	(1,531)	(978)
Accrued salaries and benefits and other liabilities	(1,120)	(4,943)
Income taxes payable	(562)	241
Deferred revenue	(3,817)	(1,120)
Net cash provided by operating activities	16,770	17,177
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,688)	(1,918)
Purchases of marketable securities	(79,207)	—
Maturities of marketable securities	14,225	27,048
Proceeds from sale of property, plant and equipment	10	17
Net cash provided by (used in) investing activities	(66,660)	25,147
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	1,058	2,247
Principal payments against lease financing obligation	(241)	(190)
Payments of taxes on restricted stock units	(4,893)	(2,593)
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	(50,000)	—
Net cash used in financing activities	(54,076)	(536)
Effect of exchange rate changes on cash and cash equivalents	483	373
Net increase (decrease) in cash and cash equivalents	(103,483)	42,161
Cash and cash equivalents at beginning of period	225,844	135,294
Cash and cash equivalents at end of period	$122,361	$177,455

Non-cash investing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$286	$152

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
The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2017.
Operating Segment Definitions
Operating segments are based upon Rambus' internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker ("CODM") to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company determined its CODM to be the Chief Executive Officer and determined its operating segments to be: (1) Memory and Interfaces Division ("MID"), which focuses on the design, development, manufacturing through partnerships and licensing of technology and solutions that is related to memory and interfaces; (2) Rambus Security Division ("RSD"), which focuses on the design, development, deployment and licensing of technologies for chip, system and in-field application security, anti-counterfeiting, smart ticketing and mobile payments; and (3) Emerging Solutions Division ("ESD"), which includes the Rambus Labs team, the development efforts in the area of emerging technologies
On January 30, 2018, the Company announced its plans to close its lighting division ("RLD") including related manufacturing operations in Brecksville, Ohio. The Company believes that such business is not core to its strategy and growth objectives. Refer to Note 15, “Restructuring Charges” for additional details.
For the three months ended March 31, 2018, only MID and RSD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.”
Comparability
Effective January 1, 2018, Rambus adopted multiple new accounting standards. Prior periods were not retrospectively restated, so the consolidated balance sheet as of December 31, 2017 and results of operations for the three months ended March 31, 2017 were prepared using accounting standards that were different than those in effect as of and for the three months ended March 31, 2018. Therefore, the consolidated balance sheets as of March 31, 2018 and December 31, 2017 are not directly comparable, nor are the results of operations for the three months ended March 31, 2018 and 2017.
Reclassifications
Certain prior periods' amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income for any of the periods presented.
2. Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this ASU allow entities to reclassify from AOCI to retained earnings "stranded" tax effects resulting from passage of the Tax Cuts and Jobs Act ("the Act") on December 22, 2017. An

entity that elects to reclassify these amounts must reclassify stranded tax effects related to the change in federal tax rate for all items accounted for in other comprehensive income (e.g., employee benefits, cumulative translation adjustments). Entities may also elect to reclassify other stranded tax effects that relate to the Act but do not directly relate to the change in the federal tax rate (e.g., state taxes). However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance requiring the effect of a change in tax laws or rates to be included in income from operations is not affected. Upon adoption of this ASU, entities are required to disclose their policy for releasing the income tax effects from AOCI. ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU may be applied retrospectively to each period in which the effect of the Act is recognized or an entity may elect to apply the amendments in the period of adoption. The Company early adopted this ASU in the first quarter of 2018. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The amendment seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. The Company adopted this ASU on January 1, 2018. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
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
In January 2016, the FASB issued ASU No. 2016-01, which amends certain aspects of the recognition, measurement, presentation and disclosure of certain financial instruments, including equity investments and liabilities measured at fair value under the fair value option. The main provisions include a requirement that all investments in equity securities be measured at fair value through earnings, with certain exceptions, and a requirement to present separately in other comprehensive income the portion of the total change in fair value attributable to an entity’s own credit risk for financial liabilities where the fair value option has been elected. The Company adopted this ASU on January 1, 2018. Upon adoption, the Company reclassified approximately $1.1 million of unrealized gain related to its equity investment security classified as available-for-sale from accumulated other comprehensive income (AOCI) to retained earnings as a cumulative-effect adjustment, and began recording changes in fair value through earnings.
ASU No. 2014-09, Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers in Accounting Standards Codification (ASC) Topic 606 ("ASC 606" or "the New Revenue Standard"), which superseded the revenue recognition requirements in ASC Topic 605, Revenue Recognition (“ASC 605”). The New Revenue Standard sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The New Revenue Standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The New Revenue Standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures.
The Company adopted the New Revenue Standard on January 1, 2018 and all the related amendments using the modified retrospective method. The Company had previously planned on adopting the New Revenue Standard using the full retrospective method, but ultimately determined to adopt the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit as of January 1, 2018. The comparative information for prior periods has not been recasted and continues to be reported under the accounting standards in effect for those periods. The Company recognized unbilled receivables (contract assets) of $818 million predominantly due to how revenue is recognized for the Company's fixed-fee licensing arrangements (as noted in the first bullet point below), deferred revenue (contract liabilities) of $2 million, withholding tax liabilities of $105 million (and a corresponding deferred tax asset of $105 million, with an offsetting $16 million valuation allowance), and $174 million deferred tax liability. In the aggregate, these adjustments resulted in a $626 million net credit to accumulated deficit.
The most significant impacts of the New Revenue Standard relate to the following:

•
Revenue recognized for certain patent and technology licensing arrangements has changed under the New Revenue Standard. Revenue for (i) fixed-fee arrangements (including arrangements that include minimum guaranteed amounts), (ii) variable royalty arrangements that the Company has concluded are fixed in substance and (iii) the fixed portion of hybrid fixed/variable arrangements is recognized upon control over the underlying IP use right transferring to the licensee rather than upon billing under ASC 605, net of the effect of significant financing components calculated using customer-specific, risk-adjusted lending rates and recognized over time on an effective rate basis. As a consequence of the acceleration of revenue recognition and for matching purposes, all withholding taxes to be paid over the term of these licensing arrangements were expensed on the date the licensing revenue was recognized.

•
Adoption of the New Revenue Standard resulted in revenue recognition being accelerated for variable royalties and the variable portion of hybrid fixed/variable patent and technology licensing arrangements. Under the New Revenue Standard, royalty revenue is being recognized on the basis of management’s estimates of sales or usage, as applicable, of the licensed IP in the period of reference, with a true-up being recorded in subsequent periods based on actual sales or usage as reported by licensees (rather than upon receiving royalty reports from licensees as was the case under ASC 605).

•
Adoption of the New Revenue Standard also resulted in revenue recognition being accelerated for certain professional services arrangements, including arrangements consisting of significant software customization or modification and development arrangements. Under the New Revenue Standard, such arrangements are accounted for based on man-days incurred during the reporting period as compared to estimated total man-days necessary for contract completion, as the customer either controls the asset as it is created or enhanced by us or, where the asset has no alternative use to us, we are entitled to payment for performance to date and expect to fulfill the contract - revenue recognition is no longer capped to the lesser of inputs in the period or accepted billable project milestones as was the case under ASC 605.

Adoption of the New Revenue Standard had no impact to cash provided by (used in) operating, financing, or investing activities on the Company's Consolidated Statements of Cash Flows.
In accordance with the New Revenue Standard requirements, the disclosure of the impact of adoption on the Company's Consolidated Statement of Operations and Balance Sheet was as follows (in thousands):

	Three Months Ended March 31, 2018
(In thousands)	As Reported	Effect of Change Higher/ (Lower)	Amounts under ASC 605
Consolidated Statement of Operations
Revenue:
Royalties	$21,374	$55,800	$77,174
Product revenue	7,313	243	7,556
Contract and other revenue	17,739	(2,010)	15,729
Total revenue	$46,426	$54,033	$100,459

Costs and expenses:
Interest income and other income (expense), net	$9,116	$(7,514)	$1,602
Provision for (benefit from) income taxes	$(3,229)	$4,703	$1,474
Net income (loss)	$(35,689)	$41,816	$6,127

	March 31, 2018
(In thousands)	As Reported	Effect of Change Higher/ (Lower)	Amounts under ASC 605
Consolidated Balance Sheet
Assets:
Unbilled receivables	$771,002	$(771,002)	$—
Deferred tax assets	81,999	90,162	172,161

Liabilities:
Deferred revenue	16,985	(3,090)	13,895
Deferred tax liabilities (included in other long-term liabilities)	8,143	—	8,143
Income taxes payable	108,240	(103,520)	4,720

Stockholders’ equity:
Accumulated deficit	74,255	552,033	626,288

Recent Accounting Pronouncements Not Yet Adopted
In July 2017, the FASB issued ASU No. 2017-11, "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)." The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this ASU recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the FASB codification, to a scope exception. Those amendments do not have an accounting effect. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.
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

3. Revenue Recognition
The Company recognizes revenue upon transfer of control of promised goods and services in an amount that reflects the consideration it expects to receive in exchange for those goods and services. Unless indicated otherwise below, all of the goods and services are distinct and are accounted for as separate performance obligations.
Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling prices basis. The Company has established standalone selling prices for all of its offerings - specifically, a same pricing methodology is consistently applied to all licensing arrangements; all services offerings are priced within tightly controlled bands and all contracts that include support and maintenance state a renewal rate or price that is systematically enforced.
Rambus’ revenue consists of royalty, product and contract and other revenue. Royalty revenue consists of patent and technology license royalties. Products consist of memory buffer chipsets sold directly and indirectly to module manufacturers and OEMs worldwide through multiple channels, including our direct sales force and distributors. Contract and other revenue consists of software license fees, engineering fees associated with integration of Rambus’ technology solutions into its customers’ products and support and maintenance fees.
1.Royalty Revenue
Rambus’ patent and technology licensing arrangements generally range between 1 and 7 years in duration and generally grant the licensee the right to use the Company's entire IP portfolio as it evolves over time. These arrangements do not typically grant the licensee the right to terminate for convenience and where such rights exist, termination is prospective, with no refund of fees already paid by the licensee. There is no interdependency or interrelation between the IP included in the portfolio licensed upon contract inception and any IP subsequently made available to the licensee, and the Company would be able to fulfill its promises by transferring the portfolio and the additional IP use rights independently. However, the numbers of additions to, and removals from the portfolio (for example when a patent expires and renewal is not granted to the Company) in any given period have historically been relatively consistent; as such, the Company does not allocate the transaction price between the rights granted at contract inception and those subsequently granted over time as a function of these additions.
Patent and technology licensing arrangements result in fixed payments received over time, with guaranteed minimum payments on occasion, variable payments calculated based on the licensee’s sale or use of the IP, or a mix of fixed and variable payments.

•
For fixed-fee arrangements (including arrangements that include minimum guaranteed amounts), variable royalty arrangements that the Company has concluded are fixed in substance and the fixed portion of hybrid fixed/variable arrangements, the Company recognizes revenue upon control over the underlying IP use right transferring to the licensee, net of the effect of significant financing components calculated using customer-specific, risk-adjusted lending rates ranging between 3% and 6%, with the related interest income being recognized over time on an effective rate basis. Where a licensee has the contractual right to terminate a fixed-fee arrangement for convenience without any substantive penalty payable upon such termination, the Company applies the guidance in the New Revenue Standard to the duration of the contract in which the parties have present enforceable rights and obligations and only recognizes revenue for amounts that are due and payable.

•
For variable arrangements, the Company recognizes revenue based on an estimate of the licensee’s sale or usage of the IP during the period of reference, typically quarterly, with a true-up being recorded when the Company receives the actual royalty report from the licensee.

2.Product Revenue
Product revenue is recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances, and to distributors, net of accruals for price protection and rights of return on products unsold by the distributors. To date, none of these accruals have been significant. The Company transacts with direct customers primarily pursuant to standard purchase orders for delivery of products and generally allows customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment date.
3.Contract and Other Revenue
Contract and other revenue consists of software license fees, engineering fees associated with integration of Rambus’ technology solutions into its customers’ related support and maintenance.
An initial software arrangement generally consists of a term-based or perpetual license, significant software customization services and support and maintenance services that include post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. The Company recognizes the license and customization services revenue based on man-days incurred during the reporting period as compared to the estimated total man-days necessary for each contract, and the support and maintenance revenue ratably over term. The Company recognizes license renewal revenue at the beginning of the renewal period. The Company recognizes revenue from professional services purchased in addition to an initial software arrangement on a cumulative catch-up basis if these services are not distinct from the services provided as part of the initial software arrangement, or as a separate contract if these services are distinct.
During the first quarter of 2016, the Company acquired Smart Card Software Ltd., which included Bell Identification Ltd. (Payment Product Group) and Ecebs Ltd. (Ticketing Products Group), which transact mostly in software and Software-as-a-Service arrangements, respectively.
The Company's Payment Product Group derives a significant portion of its revenue from heavily customized software in the mobile market, whereby the Payment Product Group’s software solution interacts with third-party solutions and other payment platforms to provide the functionality the customer requires. Historically, these third-party solutions have evolved at a rapid pace, with the Payment Product Group being required to deliver as part of its support and maintenance services the patches and updates needed to maintain the functionality of its own software offering. As the utility of the solution to the end customer erodes very quickly without these updates, these are viewed as critical and the customized software solution and updates are not separately identifiable. As such, these arrangements are treated as a single performance obligation; revenue is deferred until completion of the customization services, and recognized ratably over the committed support and maintenance term, typically ranging from 1 year to 3 years.
The Company's Ticketing Products Group primarily derives revenue from ticketing services arrangements that systematically consist of a software component, support and maintenance, managed services and hosting services. The software could be hosted by third-party hosting service providers or the Company. All arrangements entered into subsequent to the acquisition preclude customers from taking possession of the software at any time during the hosting term and the Company has concluded that should a customer that was under contract as of the acquisition date ever request possession of the software, the Ticketing Products Group would have the ability to charge the customer, and enforce a claim to payment of a substantive fee in exchange for such right, and that the costs of setting up the environment needed to run the software would act as a significant disincentive to the customer taking possession of the software. Based on the above, the Company concluded that these services are a single performance obligation, with customers simultaneously receiving and consuming the benefits provided by Ticketing Products Group’s performance, and recognize ticketing services revenue ratably over term, commencing upon completion of setup activities. The Company recognizes setup fees upon completion. While these activities do not transfer a service to the customer, the Company elected not to defer and amortize these fees over the expected duration of the customer relationship owing to the immateriality of the amounts charged.
Significant Judgments
Historically and with the exception noted below, no significant judgment has generally been required in determining the amount and timing of revenue from the Company's contracts with customers.

•
The Company has adequate tools and controls in place, and substantial experience and expertise in timely and accurately tracking man-days incurred in completing customization and other professional services, and quantifying changes in estimates.

Key estimates used in recognizing revenue predominantly consist of the following:

•
All fixed-fee arrangements result in cash being received after control over the underlying IP use right has transferred to the licensee, and over a period exceeding a year. As such, all these arrangements include a significant financing component. The Company calculates a customer-specific lending rate using a Daily Treasury Yield Curve Rate that changes depending on the date on which the licensing arrangement was entered into and the term (in years) of the arrangement, and takes into consideration a licensee-specific risk profile determined based on a review of the licensee’s “Full Company View” Dun & Bradstreet report obtained on the date the licensing arrangement was signed by the parties, with a risk premium being added to the Daily Treasury Yield Curve Rate considering the overall business risk, financing strength and risk indicators, as listed.

•
The Company recognizes revenue on variable fee licensing arrangements on the basis of estimates. In connection with the adoption of the New Revenue Standard, the Company has set up specific procedures and controls to ensure timely and accurate quantification of variable royalties, and implemented new systems to enable the preparation of the estimates and reporting of the financial information required by the New Revenue Standard.

Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to the Company's customers. The Company records contract assets when revenue is recognized prior to invoicing, and a contract liability revenue is recognized subsequent to invoicing.
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of March 31, 2018. The contract assets are transferred to receivables when the billing occurs.
The Company’s contract balances were as follows:

	As of
(In thousands)	March 31, 2018	January 1, 2018
Unbilled receivables	$771,002	$818,371
Deferred revenue	16,985	20,737
During the three months ended March 31, 2018, the Company recognized $10.7 million of revenue that was included in the contract balances, as adjusted for ASC 606, at the beginning of the period.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $32.7 million as of March 31, 2018, which the Company primarily expects to recognize over the next 2 years.

4. Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings (loss) per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2018	2017
Net income (loss) per share:	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(35,689)	$3,006
Denominator:
Weighted-average shares outstanding - basic	109,358	111,464
Effect of potential dilutive common shares	—	3,861
Weighted-average shares outstanding - diluted	109,358	115,325
Basic net income (loss) per share	$(0.33)	$0.03
Diluted net income (loss) per share	$(0.33)	$0.03
For the three months ended March 31, 2018 and 2017, options to purchase approximately 1.8 million and 2.0 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise and related unrecognized stock-based compensation expense. For the three months ended March 31, 2018, an additional 3.6 million shares have been excluded from the weighted average dilutive shares because there was a net loss position for the period.
5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for each of the reportable segments for the three months ended March 31, 2018:

Reportable Segment:	As of December 31, 2017	Effect of Exchange Rates (1)	As of March 31, 2018
	(In thousands)
MID	$66,643	$—	$66,643
RSD	143,018	1,695	144,713
Total	$209,661	$1,695	$211,356
(1) Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of
	March 31, 2018
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$66,643	$—	$66,643
RSD	144,713	—	144,713
Other	21,770	(21,770)	—
Total	$233,126	$(21,770)	$211,356

Intangible Assets
The components of the Company’s intangible assets as of March 31, 2018 and December 31, 2017 were as follows:

		As of March 31, 2018
	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$259,017	$(200,671)	$58,346
Customer contracts and contractual relationships	1 to 10 years	70,157	(51,520)	18,637
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	5,100	—	5,100
Total intangible assets		$334,574	$(252,491)	$82,083

		As of December 31, 2017
	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$258,008	$(191,554)	$66,454
Customer contracts and contractual relationships	1 to 10 years	68,794	(48,626)	20,168
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	5,100	—	5,100
Total intangible assets		$332,202	$(240,480)	$91,722

(1) The change in gross carrying amount reflects the effects of exchange rates during the period.

During the three months ended March 31, 2018 and 2017, the Company did not purchase or sell any intangible assets.

Included in customer contracts and contractual relationships are favorable contracts which are acquired software and service agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduces the favorable contract intangible asset. For the three months ended March 31, 2018 and 2017, the Company received $0.9 million and $1.2 million, respectively, related to the favorable contracts. As of March 31, 2018 and December 31, 2017, the net balance of the favorable contract intangible assets was $1.3 million and $1.7 million, respectively.
Amortization expense for intangible assets for the three months ended March 31, 2018 and 2017 was $10.5 million and $10.5 million, respectively. The estimated future amortization of intangible assets as of March 31, 2018 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2018 (remaining 9 months)	$19,567
2019	20,258
2020	19,667
2021	12,927
2022	1,363
Thereafter	3,201
Total amortizable purchased intangible assets	$76,983
In-process research and development	5,100
Total intangible assets	$82,083

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

6.  Segments and Major Customers
For the three months ended March 31, 2018, MID and RSD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.”
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
The tables below present reported segment operating income (loss) for the three months ended March 31, 2018 and 2017, respectively.

	For the Three Months Ended March 31, 2018
	MID	RSD	Other	Total
	(In thousands)
Revenues	$33,967	$10,018	$2,441	$46,426
Segment operating expenses	22,949	12,786	5,630	41,365
Segment operating income (loss)	$11,018	$(2,768)	$(3,189)	$5,061
Reconciling items				(48,674)
Operating loss				$(43,613)
Interest and other income (expense), net				4,695
Loss before income taxes				$(38,918)

	For the Three Months Ended March 31, 2017
	MID	RSD	Other	Total
	(In thousands)
Revenues	$70,595	$23,205	$3,551	$97,351
Segment operating expenses	20,255	12,399	8,735	41,389
Segment operating income (loss)	$50,340	$10,806	$(5,184)	$55,962
Reconciling items				(42,528)
Operating income				$13,434
Interest and other income (expense), net				(3,052)
Income before income taxes				$10,382
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at March 31, 2018 and December 31, 2017, respectively, was as follows:

	As of
Customer	March 31, 2018	December 31, 2017
Customer 1 (MID reportable segment)	15%	*
Customer 2 (RSD reportable segment)	*	11%
Customer 3 (Other segment)	10%	12%
Customer 4 (MID and RSD reportable segment)	*	13%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period

Revenue from the Company’s major customers representing 10% or more of total revenue for the three months ended March 31, 2018 and 2017, respectively, was as follows:

	Three Months Ended
	March 31,
Customer	2018	2017
Customer A (MID and RSD reportable segments)	*	17%
Customer B (MID reportable segment)	*	13%
Customer C (MID reportable segment)	*	14%
Customer D (MID reportable segment)	34%	*
Customer E (MID reportable segment)	11%	*

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Taiwan	$16,110	$4,232
South Korea	8,601	28,969
USA	11,221	38,438
Japan	4,034	6,518
Europe	3,866	4,438
Canada	1,410	1,068
Singapore	92	7,747
Asia-Other	1,092	5,941
Total	$46,426	$97,351

7. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government-sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years.  As of March 31, 2018 and December 31, 2017, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of March 31, 2018
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$11,230	$11,230	$—	$—	1.51%
U.S. Government bonds and notes	22,913	22,916	—	(3)	1.64%
Corporate notes, bonds, commercial paper and other	197,999	198,180	—	(181)	1.65%
Total cash equivalents and marketable securities	232,142	232,326	—	(184)
Cash	59,078	59,078	—	—
Total cash, cash equivalents and marketable securities	$291,220	$291,404	$—	$(184)

	As of December 31, 2017
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,915	$10,915	$—	$—	1.16%
U.S. Government bonds and notes	55,220	55,221	—	(1)	1.12%
Corporate notes, bonds, commercial paper and other	195,073	195,204	—	(131)	1.39%
Total cash equivalents and marketable securities	261,208	261,340	—	(132)
Cash	68,168	68,168	—	—
Total cash, cash equivalents and marketable securities	$329,376	$329,508	$—	$(132)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	March 31, 2018	December 31, 2017
	(In thousands)
Cash equivalents	$63,283	$157,676
Short term marketable securities	168,859	103,532
Total cash equivalents and marketable securities	232,142	261,208
Cash	59,078	68,168
Total cash, cash equivalents and marketable securities	$291,220	$329,376

The Company continues to invest in highly rated quality, highly liquid debt securities. As of March 31, 2018, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017 are as follows:

	Fair Value		Gross Unrealized Loss
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(In thousands)
Less than one year
U.S. Government bonds and notes	$22,913	$42,581	$(3)	$(1)
Corporate notes, bonds and commercial paper	196,786	194,015	(181)	(131)
Total Corporate notes, bonds, and commercial paper and U.S. Government bonds and notes	$219,699	$236,596	$(184)	$(132)

The gross unrealized loss at March 31, 2018 and December 31, 2017 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. There is no need to sell these investments, and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 8, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.
8. Fair Value of Financial Instruments
The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$11,230	$11,230	$—	$—
U.S. Government bonds and notes	22,913	—	22,913	—
Corporate notes, bonds, commercial paper and other	197,999	1,213	196,786	—
Total available-for-sale securities	$232,142	$12,443	$219,699	$—

	As of December 31, 2017
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$10,915	$10,915	$—	$—
U.S. Government bonds and notes	55,220	—	55,220	—
Corporate notes, bonds, commercial paper and other	195,073	1,058	194,015	—
Total available-for-sale securities	$261,208	$11,973	$249,235	$—

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
For the three months ended March 31, 2018 and 2017, there were no transfers of financial instruments between different categories of fair value.

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018			As of December 31, 2017
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the "2023 Notes")	$172,500	$137,037	$170,404	$172,500	$135,447	$173,450
1.125% Convertible Senior Notes due 2018 (the "2018 Notes")	$81,207	$79,541	$87,866	$81,207	$78,451	$100,802

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 9, "Convertible Notes," as of March 31, 2018, the 2023 Notes and 2018 Notes are carried at their face values of $172.5 million and $81.2 million, respectively, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.

9. Convertible Notes
The Company’s convertible notes are shown in the following table:

(In thousands)	As of March 31, 2018	As of December 31, 2017
2023 Notes	$172,500	$172,500
2018 Notes	81,207	81,207
Total principal amount of convertible notes	$253,707	$253,707
Unamortized discount - 2023 Notes	(33,042)	(34,506)
Unamortized discount - 2018 Notes	(1,540)	(2,547)
Unamortized debt issuance costs - 2023 Notes	(2,422)	(2,547)
Unamortized debt issuance costs - 2018 Notes	(125)	(209)
Total convertible notes	$216,578	$213,898
Less current portion	79,541	78,451
Total long-term convertible notes	$137,037	$135,447

Interest expense related to the notes for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
2023 Notes coupon interest at a rate of 1.375%	$593	$—
2023 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 4.9%	1,590	—
2018 Notes coupon interest at a rate of 1.125%	53	388
2018 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 5.5%	1,090	1,749
Total interest expense on convertible notes	$3,326	$2,137

10. Commitments and Contingencies
As of March 31, 2018, the Company’s material contractual obligations were as follows (in thousands):

	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$14,325	$4,854	$6,602	$2,869	$—	$—	$—
Leases and other contractual obligations	26,650	7,199	5,696	4,701	4,832	3,360	862
Software licenses (3)	11,315	7,783	3,532	—	—	—	—
Convertible notes	253,707	81,207	—	—	—	—	172,500
Interest payments related to convertible notes	12,811	2,131	2,372	2,372	2,372	2,372	1,192
Total	$318,808	$103,174	$18,202	$9,942	$7,204	$5,732	$174,554
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $24.0 million including $21.6 million recorded as a reduction of long-term deferred tax assets and $2.4 million in long-term income taxes payable as of March 31, 2018. As noted below in Note 13, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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
Building lease expense was approximately $1.0 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. Deferred rent of $0.7 million and $0.5 million as of March 31, 2018 and December 31, 2017, respectively, was included primarily in other current liabilities and other long-term liabilities, respectively.
Indemnification
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification or liability that the Company could be exposed to under these agreements, however, this is not always possible. The fair value of the liability as of March 31, 2018 and December 31, 2017 is not material.
11. Equity Incentive Plans and Stock-Based Compensation
As of March 31, 2018, 1,387,911 shares of the 35,400,000 cumulative shares approved under both the current 2015 Equity Incentive Plan (the “2015 Plan”) and past 2006 Equity Incentive Plan (the “2006 Plan”) remain available for grant, which included an increase of 4,000,000 shares approved under the 2015 Plan. On April 23, 2015, the Company's stockholders approved the 2015 Plan, which authorizes 4,000,000 shares for future issuance plus the number of shares that remained available for grant under the 2006 Plan as of the effective date of the 2015 Plan. The 2015 Plan became effective and replaced the 2006 Plan on April 23, 2015. The 2015 Plan was the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of March 31, 2018. No further awards will be made under the 2006 Plan, but the 2006 Plan will continue to govern awards previously granted under it. In addition, any shares subject to stock options or other awards granted under the 2006 Plan that on or after the effective date of the 2015 Plan are forfeited, cancelled, exchanged or surrendered or terminate under the 2006 Plan will become available for grant under the 2015 Plan.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2017	5,051,147
Stock options granted	(551,479)
Stock options forfeited	150,588
Nonvested equity stock and stock units granted (1) (2)	(3,640,260)
Nonvested equity stock and stock units forfeited (1)	377,915
Total available for grant as of March 31, 2018	1,387,911
_________________________________________

(1)
For purposes of determining the number of shares available for grant under the 2015 Plan against the maximum number of shares authorized, each share of restricted stock granted reduces the number of shares available for grant by 1.5 shares and each share of restricted stock forfeited increases shares available for grant by 1.5 shares.

(2)
Amount includes 525,965 shares that have been reserved for potential future issuance related to certain performance unit awards granted in the first quarter of 2018 and discussed under the section titled "Nonvested Equity Stock and Stock Units" below.

General Stock Option Information
The following table summarizes stock option activity under the 2006 Plan and 2015 Plan for the three months ended March 31, 2018 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2018.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2017	4,310,361	$9.78
Options granted	551,479	$12.84
Options exercised	(158,351)	$7.23
Options forfeited	(150,588)	$18.32
Outstanding as of March 31, 2018	4,552,901	$9.96	5.97	$17,251
Vested or expected to vest at March 31, 2018	4,476,226	$9.91	5.92	$17,199
Options exercisable at March 31, 2018	3,254,787	$8.86	4.76	$16,232

No stock options that contain a market condition were granted during the three months ended March 31, 2018. As of March 31, 2018 and December 31, 2017, there were no stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at March 31, 2018, based on the $13.43 closing stock price of Rambus’ common stock on March 29, 2018 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of March 31, 2018 was 4,195,277 and 2,962,040, respectively.
Employee Stock Purchase Plan
No purchases were made under the 2015 Employee Stock Purchase Plan ("2015 ESPP") during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, 836,273 shares under the 2015 ESPP remain available for issuance.

Stock-Based Compensation
For the three months ended March 31, 2018 and 2017, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
During the three months ended March 31, 2018, the Company granted 551,479 stock options with an estimated total grant-date fair value of $2.3 million. During the three months ended March 31, 2018, the Company recorded stock-based compensation expense related to stock options of $0.6 million.
During the three months ended March 31, 2017, the Company granted 458,426 stock options with an estimated total grant-date fair value of $1.9 million. During the three months ended March 31, 2017, the Company recorded stock-based compensation expense related to stock options of $0.8 million.
As of March 31, 2018, there was $5.0 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested as of March 31, 2018 was $15.6 million.
The total intrinsic value of options exercised was $1.0 million for the three months ended March 31, 2018. The total intrinsic value of options exercised was $2.0 million for the three months ended March 31, 2017. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
During the three months ended March 31, 2018, net proceeds from employee stock option exercises totaled approximately $1.1 million.
Employee Stock Purchase Plan
For the three months ended March 31, 2018, the Company recorded compensation expense related to the 2015 ESPP of $0.5 million. For the three months ended March 31, 2017, the Company recorded compensation expense related to the 2015 ESPP of $0.5 million. As of March 31, 2018, there was $0.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.
Tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three months ended March 31, 2018 and 2017 calculated in accordance with accounting for share-based payments were $0.2 million and $0.3 million, respectively.
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

	Stock Option Plan
	Three Months Ended
	March 31,
	2018	2017
Stock Option Plan
Expected stock price volatility	29%	32%
Risk free interest rate	2.6%	1.9%
Expected term (in years)	5.8	5.4
Weighted-average fair value of stock options granted to employees	$4.24	$4.14
No shares were issued under the 2015 ESPP during the three months ended March 31, 2018 and 2017, respectively.

Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three months ended March 31, 2018, the Company granted nonvested equity stock units totaling 2,076,197 shares under the 2015 Plan. During the three months ended March 31, 2017, the Company granted nonvested equity stock units totaling 2,039,808 shares under the 2015 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is 1 year. For the three months ended March 31, 2018, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $26.8 million. For the three months ended March 31, 2017, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $26.2 million. During the first quarters of 2018 and 2017, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company's shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
During the three months ended March 31, 2018, the Company recorded $1.3 million of stock-based compensation expense related to all outstanding nonvested performance unit awards. During the three months ended March 31, 2017, the Company recorded $0.9 million of stock-based compensation expense related to all outstanding nonvested performance unit awards.
For the three months ended March 31, 2018, the Company recorded stock-based compensation expense of approximately $6.5 million related to all outstanding nonvested equity stock grants. For the three months ended March 31, 2017, the Company recorded stock-based compensation expense of approximately $5.3 million related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $57.2 million at March 31, 2018. This amount is expected to be recognized over a weighted average period of 2.7 years.
The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2018:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2017	5,861,349	$12.68
Granted	2,076,197	$12.91
Vested	(1,053,853)	$11.96
Forfeited	(251,943)	$12.87
Nonvested at March 31, 2018	6,631,750	$12.86

12.  Stockholders’ Equity
Share Repurchase Program
During the three months ended March 31, 2018, the Company repurchased shares of its common stock under its share repurchase program as discussed below.
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
On March 5, 2018, the Company initiated an accelerated share repurchase program with Citibank N.A. The accelerated share repurchase program is part of the broader share repurchase program previously authorized by the Company's Board on January 21, 2015. Under the accelerated share repurchase program, the Company pre-paid to Citibank N.A., the $50.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 3.1 million shares of its common stock from Citibank N.A., in the first quarter of 2018, which were retired and recorded as a $40.0 million reduction to stockholders' equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company's stock. The number of shares to be ultimately purchased by the Company will be determined based on the volume weighted average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. The program is expected to be completed by September 2018.

As of March 31, 2018, there remained an outstanding authorization to repurchase approximately 4.3 million shares of the Company's outstanding common stock under the current share repurchase program.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the three months ended March 31, 2018, the cumulative price of $29.7 million was recorded as an increase to accumulated deficit.

13. Income Taxes
On December 22, 2017, the “Tax Cuts & Jobs Act” (hereafter referred to as “U.S. tax reform”) was signed into law and is effective for the Company starting in the quarter ended December 31, 2017. The TCJA provides for numerous significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and the creation of new taxes on certain foreign-sourced earnings. The impact on income taxes due to change in legislation is required under the authoritative guidance of Accounting Standards Codification (“ASC”) 740, Income Taxes, to be recognized in the period in which the law is enacted.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows the Company to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year of the enactment date. The Company has recorded significant activity in the period of enactment due to the change in legislation. For the three months ended March 31, 2018, the Company did not have any significant adjustments to its provisional amounts previously recognized. However, in the current period, the Company recognized a provisional amount related to the global intangible low-taxed income (“GILTI”) of the 2017 Tax Act, with no impact to the provision for income tax as the amounts are expected to be offset by the Company’s foreign tax credits. Accordingly, there was no income tax expense (benefit) recorded to the consolidated statement of operations for the three months ended March 31, 2018. The Company expects that the provisions of the Tax Act will be clarified by additional analysis and regulatory guidance, and the clarification could impact its estimated annual effective tax rate. The Company will continue its analysis of these provisional amounts, which are still subject to change during the measurement period, and the Company anticipates further guidance on accounting interpretations from the FASB and application of the law from the Department of the Treasury.

With respect to the GILTI provisions specific, the 2017 Tax Act allows companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. The Company's selection of an accounting policy will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, the impact that is expected. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on a number of aspects of its estimated future results of global operations, the Company is not yet able to make its accounting policy election. Therefore, the Company has not recorded any deferred tax effects related to GILTI for the three months ended March 31, 2018.

The Company recorded a provision for (benefit from) income taxes of $(3.2) million and $7.4 million for the three months ended March 31, 2018 and 2017, respectively. The benefit from income taxes for the three months ended March 31, 2018 is mainly due to projected pretax losses from which the company can benefit from. The income taxes for the three months ended March 31, 2017 was primarily comprised of the Company's U.S. federal, state and foreign taxes and income tax expense recognized from exercises and expiration of out-of-the-money fully vested shares from equity incentive plans.

During the three months ended March 31, 2018, the Company paid withholding taxes of $6.1 million. During the three months ended March 31, 2017, the Company paid withholding taxes of $5.5 million.

As of March 31, 2018, the Company’s unaudited condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $140.5 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with deferred revenue and the convertible notes.

The Company has U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused. If facts and circumstances change in the future, the Company may determine at that time that additional valuation allowance is necessary. Recording additional valuation allowance would materially increase the Company's tax expense in the period applied and would adversely affect its results of operations and statements of financial condition. Changes in the Company's underlying facts or circumstances, such as the impact of the acquisitions, will be continually assessed and the Company will re-evaluate its position accordingly.
During the quarter ended March 31, 2018, the Company evaluated the realizability of its newly generated deferred tax assets due to the adoption of ASC 606 based on all available evidence, both positive and negative. The realizability of the Company's net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company determined that it is not more likely than not to realize a portion of the deferred tax asset associated with the foreign tax credits and thus an additional valuation allowance of $15.6 million is recorded in the first quarter of 2018. As of March 31, 2018, the partial valuation allowance on its foreign tax credits totaled $37.1 million.
During 2017 the Company determined that it was appropriate to set up a partial valuation allowance on its U.S. federal research and development credits and foreign tax credits of $21.5 million in accordance with FASB ASC 740-10-30-16 to 25. This partial valuation allowance is due to the fact that these credits are not more likely than not to be realized before they expire, as a result of the federal tax rate change from 35% to 21%.
As of March 31, 2018, the Company has a total valuation allowance of $66.6 million on U.S. federal, state and foreign deferred tax assets, resulting in net deferred tax assets of $73.9 million.
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
As of March 31, 2018, the Company had approximately $24.0 million of unrecognized tax benefits, including $21.6 million recorded as a reduction of long-term deferred tax assets and $2.4 million in long-term income taxes payable. If recognized, approximately $2.4 million would be recorded as an income tax benefit. As of December 31, 2017, the Company had $22.6 million of unrecognized tax benefits, including $20.4 million recorded as a reduction of long-term deferred tax assets and $2.2 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At March 31, 2018 and December 31, 2017, an immaterial amount of interest and penalties is included in long-term income taxes payable.
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

15. Restructuring Charges
The 2018 Plan
On January 30, 2018, the Company announced its plans to close its lighting division and manufacturing operations in Brecksville, Ohio ("the 2018 Plan"). The Company believes that such business is not core to its strategy and growth objectives. In connection therewith, the Company has terminated approximately fifty employees, and began the process to exit the facilities in Ohio and sell the related equipment. The Company expected to record restructuring charges of approximately $2 million to $5 million related to employee terminations and severance costs, and facility related costs. During the three months ended March 31, 2018, the Company recorded a charge of $3.2 million related primarily to the reduction in workforce, of which $3.0 million was related to the Other segment and $0.2 million was related to corporate support functions. The 2018 Plan is expected to be completed by the first half of 2018.

The following table summarizes the 2018 Plan restructuring activities during the three months ended March 31, 2018:

	Employee Severance and Related Benefits	Facilities and Other		Total
	(In thousands)
Balance at December 31, 2017	$—	$—		$—
Charges	2,357	888		3,245
Payments	(1,530)	(54)		(1,584)
Non-cash settlements	—	(670)	*	(670)
Balance at March 31, 2018	$827	$164		$991
______________________________________
*The non-cash charge of $0.7 million is primarily related to the write down of fixed assets and inventory related to the Other segment.
The Company concluded that the closure of its lighting division did not meet the criteria for reporting in discontinued operations in accordance with ASC 360, "Property, Plant, and Equipment". Consequently, the lighting division's long-lived assets have been reclassified as held for sale. As of March 31, 2018, the Company reclassified approximately $3.5 million of property, plant and equipment from its lighting division to assets held for sale on the condensed consolidated balance sheet.

16. Subsequent Event
On May 4, 2018, the Company announced that it formed a joint venture in China, Reliance Memory, to commercialize Resistive Random Access Memory (RRAM) technology, with partner GigaDevice, a provider in China of non-volatile memory solutions and 32-bit microcontrollers, along with strategic investment partners THG Ventures, West Summit Capital, Walden International and Zhisland Capital. The new venture is intended to bring next-generation memory technology to market for use in embedded devices.

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
Rambus and CryptoManagerTM are trademarks or registered trademarks of Rambus Inc. Other trademarks that may be mentioned in this quarterly report on Form 10-Q are the property of their respective owners.

Executive Summary
During the first quarter of 2018, we announced that we will be developing hybrid memory system architectures for future data centers with IBM. We also launched CryptoManager RISC-V Root-of-trust programmable secure processing core to protect against vulnerabilities like Meltdown and Spectre. Key 2018 first quarter financial results included:

•	Revenue of $46.4 million;

•	Total Operating Costs and Expenses of $90.0 million;

•	Diluted net loss per share of $0.33;

•	Cash flows provided by operating activities of approximately $16.8 million; and

•	Unbilled receivables of $771.0 million as of March 31, 2018.

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

Organization

We have organized the business into three operational units: (1) Memory and Interfaces, or MID, which focuses on the design, development, manufacturing through partnerships and licensing of technology and solutions that is related to memory and interfaces; (2) Security, or RSD, which focuses on the design, development, deployment and licensing of technologies for chip, system and in-field application security, anti-counterfeiting, smart ticketing and mobile payments; and (3) Emerging Solutions, or ESD, which includes the Rambus Labs team, the development efforts in the area of emerging technologies.

On January 30, 2018, we announced our plans to close our lighting division (RLD) including related manufacturing operations in Brecksville, Ohio. We believe that such business is not core to our strategy and growth objectives. Refer to Note 15, “Restructuring Charges” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional details.

As of March 31, 2018, MID and RSD met quantitative thresholds for disclosure as reportable segments. Results for the remaining operating segments were shown under “Other.” For additional information concerning segment reporting, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Revenue Sources

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers in Accounting Standards Codification (ASC) Topic 606 (“ASC 606”, “the New Revenue Standard”) and all the related amendments using the modified retrospective method. We recognized the cumulative effect of initially applying the New Revenue Standard of $626 million as an adjustment to the opening balance of accumulated deficit as of January 1, 2018. The prior period comparative information has not been restated and continues to be reported under ASC Topic 605, “Revenue Recognition” (“ASC 605”) which was the accounting standards in effect for those periods.

The most significant impacts of the New Revenue Standard relate to the following:

•
Revenue recognized for certain patent and technology licensing arrangements has changed under the New Revenue Standard. Revenue for (i) fixed-fee arrangements (including arrangements that include minimum guaranteed amounts), (ii) variable royalty arrangements that we have concluded are fixed in substance and (iii) the fixed portion of hybrid fixed/variable arrangements is recognized upon control over the underlying intellectual property (“IP”) use right transferring to the licensee rather than upon billing under ASC 605, net of the effect of significant financing components calculated using customer-specific, risk-adjusted lending rates and recognized over time on an effective rate basis. As a consequence of the acceleration of revenue recognition and for matching purposes, all withholding taxes to be paid over the term of these licensing arrangements were expensed on the date the licensing revenue was recognized.

•
Adoption of the New Revenue Standard resulted in revenue recognition being accelerated for variable royalties and the variable portion of hybrid fixed/variable patent and technology licensing arrangements. Under the New Revenue Standard, royalty revenue is being recognized on the basis of management’s estimates of sales or usage, as applicable, of the licensed IP in the period of reference, with a true-up being recorded in subsequent periods based on actual sales or usage as reported by licensees (rather than upon receiving royalty reports from licensees as was the case under ASC 605).

•
Adoption of the New Revenue Standard also resulted in revenue recognition being accelerated for certain professional services arrangements, including arrangements consisting of significant software customization or modification and development arrangements. Under the New Revenue Standard, such arrangements are accounted for based on man-days incurred during the reporting period as compared to estimated total man-days necessary for contract completion, as the customer either controls the asset as it is created or enhanced by us or, where the asset has no alternative use to us, we are entitled to payment for performance to date and expect to fulfill the contract. Revenue recognition is no longer capped to the lesser of inputs in the period or accepted billable project milestones as was the case under ASC 605.

Our inventions and technology solutions are offered to our customers through patent, technology, software and IP core licenses, as well as product sales and services. Today, our primary source of revenue is derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer’s own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods of up to ten years. Leading consumer product, industrial, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, IBM, Intel, LSI, Micron, Nanya, NVIDIA, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics, Toshiba and Xilinx have licensed our patents. The vast majority of our patents were secured through our internal research and development efforts across all of our business units. Royalties from patent licenses accounted for 45% and 65% of our consolidated revenue for the three months ended March 31, 2018 and 2017, respectively.

We also offer our customers technology licenses to support the implementation and adoption of our technology in their products or services. Our customers include leading companies such as IBM, Panasonic, Qualcomm, Samsung, Sony and Toshiba. Our technology license offerings include a range of technologies for incorporation into our customers’ products and systems. We also offer a range of services as part of our technology licenses which can include know-how and technology transfer, product design and development, system integration, and other services. These technology license agreements may have both a fixed price (non-recurring) component and ongoing use fees and in some cases, royalties. Further, under technology licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us. Royalties from technology licenses accounted for 1% and 6% of our consolidated revenue for the three months ended March 31, 2018 and 2017, respectively.

The remainder of our revenue is product revenue, contract services and other revenue, which includes our product sales, IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period. Product revenue accounted for 16% and 11% of our consolidated revenue for the three months ended March 31, 2018 and 2017, respectively. Contract and other revenue accounted for 38% and 18% of our consolidated revenue for the three months ended March 31, 2018 and 2017, respectively.

Expenses

Cost of product revenue for the three months ended March 31, 2018 decreased approximately $1.0 million for the same period in 2017 primarily due to decreased cost of sales associated with the close of the lighting division announced in the first quarter of 2018, offset by increased cost of sales associated with higher sales of memory products.

Engineering expenses continue to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three months ended March 31, 2018 increased $1.7 million as compared to the same period in 2017 primarily due to increased prototyping costs of $0.9 million, increased headcount related expenses of $0.6 million, increased bonus accrual expense of $0.6 million and increased stock-based compensation expense of $0.2 million, offset by decreased depreciation expense of $0.4 million and decreased consulting expenses of $0.3 million.

Sales, general and administrative expenses for the three months ended March 31, 2018 increased $2.0 million as compared to the same period in 2017 primarily due to increased stock-based compensation expense of $0.7 million, increased bonus accrual expense of $0.6 million, increased headcount related expenses of $0.5 million, increased accounting costs of $0.5 million and increased sales and marketing costs of $0.3 million, offset by decreased consulting costs of $0.6 million and decreased travel costs of $0.2 million.

Intellectual Property

As of March 31, 2018, our semiconductor, lighting, security and other technologies are covered by 2,104 U.S. and foreign patents. Additionally, we have 570 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.

Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory and SerDes technology, adoption of mobile payment, smart ticketing and security solutions, the use and adoption of our inventions or technologies generally, industry consolidation, and global economic conditions with the resulting impact on sales of consumer electronic systems. In addition, as discussed under “Results of Operations” below, our adoption of the New Revenue Standard will have a significant impact on our revenue trends as compared to prior periods in which we reported revenue under ASC 605.
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 59% and 57% of our revenue for the three months ended March 31, 2018 and 2017, respectively. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 76% and 61% of our total revenue for the three months ended March 31, 2018 and 2017, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, the majority of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk. For additional information concerning international revenue, see Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
Global demand for effective security technologies continues to increase. In particular, highly integrated devices such as smart phones are increasingly used for applications requiring security such as mobile payments, corporate information and user data. Our RSD operating segment is primarily focused on positioning its DPA countermeasures, security cores, CryptoManager™ technology solutions, and the introduction of in-field applications mobile payments and smart ticketing solutions to our offerings to capitalize on these trends and growing adoption among technology partners and customers.
Cost of product revenue in the aggregate decreased and as a percentage of revenue increased in the first quarter of 2018 as compared to the same period in 2017. Engineering costs as well as sales, general and administrative expenses in the aggregate and as a percentage of revenue increased in 2018 as compared to the prior year. In the near term, we expect these costs in the aggregate to be higher as we intend to continue to make investments in the infrastructure and technologies required to increase our product innovation in semiconductor, security, mobile payments, smart cards and other technologies. In addition, while we have not been involved in material litigation since 2014, to the extent litigation is again necessary, our expectations on the amount and timing of any future general and administrative costs are uncertain.

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

Results of Operations
On January 1, 2018, we adopted ASC 606. Consistent with the modified retrospective adoption method, our results of operations for periods prior to our adoption of ASC 606 remain unchanged as revenue for the three months ended March 31, 2017 was recognized under ASC 605. Therefore, the periods are not directly comparable.
The adoption of ASC 606 limits the comparability of revenue and certain expenses presented in the results of operations for the three months ended March 31, 2018, when compared to the three months ended March 31, 2017. For additional information on the impact of the new accounting standard on our revenue, see Note 2, "Recent Accounting Pronouncements," of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Royalties	46.0%	70.8%
Product revenue	15.8%	11.2%
Contract and other revenue	38.2%	18.0%
Total revenue	100.0%	100.0%
Operating costs and expenses:
Cost of product revenue*	9.4%	5.4%
Cost of contract and other revenue	26.1%	14.9%
Research and development*	86.4%	37.0%
Sales, general and administrative*	65.0%	28.9%
Restructuring charges	7.0%	—%
Total operating costs and expenses	193.9%	86.2%
Operating income (loss)	(93.9)%	13.8%
Interest income and other income (expense), net	19.6%	0.2%
Interest expense	(9.5)%	(3.3)%
Interest and other income (expense), net	10.1%	(3.1)%
Income (loss) before income taxes	(83.8)%	10.7%
Provision for income taxes	(7.0)%	7.6%
Net income (loss)	(76.9)%	3.1%
_________________________________________
*    Includes stock-based compensation:

Cost of product revenue	0.0%	0.0%
Research and development	6.9%	3.1%
Sales, general and administrative	9.3%	3.7%

	Three Months
	Ended March 31,		Change in
(Dollars in millions)	2018	2017	Percentage
Total Revenue
Royalties	$21.4	$69.0	(69.0)%
Product revenue	7.3	10.9	(32.9)%
Contract and other revenue	17.7	17.5	1.4%
Total revenue	$46.4	$97.4	(52.3)%

Royalty Revenue

Patent Licenses

Our patent royalties decreased approximately $42.3 million to $21.0 million for the three months ended March 31, 2018 from $63.3 million for the same period in 2017. The decrease was due primarily to the change in revenue recognition whereby we no longer recognize revenue at the time billings become due and collectable. Upon adoption of ASC 606 in the first quarter of 2018, we now recognize revenue at the inception of certain fixed-fee licensing arrangements when our performance obligations are met. Under the previous revenue recognition standard (ASC 605), our revenue in the first quarter of 2018 would have been higher as discussed under Note 2, "Recent Accounting Pronouncements," of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

With changes in revenue recognition due to the adoption of ASC 606 in 2018, we anticipate our licensing revenue for 2018 will be significantly lower than that for 2017 primarily due to the change from the adoption of ASC 606 as noted above. This accounting change will not impact billings or the cash flow from these arrangements. Furthermore, we may experience greater variability in quarterly and annual revenue in future periods as a result of the revenue accounting treatment applied to future fixed-fee licensing arrangements.

Additionally, we are continuously in negotiations for licenses with prospective customers. We expect patent royalties will continue to vary from period to period based on our success in adding new customers, renewing or extending existing agreements, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed or hybrid in nature.
Technology Licenses
Royalties from technology licenses decreased approximately $5.3 million to $0.4 million for the three months ended March 31, 2018 from $5.7 million for the same period in 2017. The decrease was partially due to the adoption of ASC 606 in 2018.
In the future, we expect technology royalties will continue to vary from period to period based on our customers’ shipment volumes, sales prices, and product mix.

Royalty Revenue by Reportable Segments

Royalty revenue from the MID reportable segment, which includes patent and technology license royalties, decreased approximately $37.1 million to $19.5 million for the three months ended March 31, 2018 from $56.6 million for the same period in 2017. The decrease was due to the adoption of ASC 606 in 2018 as discussed above.
Royalty revenue from the RSD reportable segment, which includes patent and technology license royalties, decreased approximately $10.8 million to $1.5 million for the three months ended March 31, 2018 from $12.3 million for the same period in 2017. The decrease was due to the adoption of ASC 606 in 2018 as discussed above.
Royalty revenue from the Other segment was immaterial for both the three months ended March 31, 2018 and 2017, and increased period over period.
Product Revenue
Product revenue consists of revenue from the sale of memory, security and lighting products. Product revenue decreased approximately $3.6 million to $7.3 million for the three months ended March 31, 2018 from $10.9 million for the same period in 2017. The decrease was primarily due to lower sales of security products and lighting products, as a result of the plan to close our lighting division in the first quarter of 2018, partially offset by higher sales of memory products.
We believe that product revenue will increase in 2018. Our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers and our ability to meet our customers' demands.
Product Revenue by Reportable Segments
Product revenue from the MID reportable segment increased approximately $1.5 million to $6.3 million for the three months ended March 31, 2018 from $4.8 million for the same period in 2017, due to higher volume of memory product sales.
Product revenue from the RSD reportable segment decreased $3.4 million to $0.1 million for the three months ended March 31, 2018 from $3.5 million for the same period in 2017, due to lower sales of security products.
Product revenue from the Other segment decreased approximately $1.7 million to $0.9 million for the three months ended March 31, 2018 from $2.6 million for the same period in 2017, due to lower sales of light guide products as a result of the plan to close our lighting division in the first quarter of 2018.
Contract and Other Revenue
Contract and other revenue consist of revenue from technology development projects. Contract and other revenue increased approximately $0.2 million to $17.7 million for the three months ended March 31, 2018 from $17.5 million for the same period in 2017. The increase was primarily due to increased security technology development projects, offset by lower memory technology development projects.

We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.
Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment decreased approximately $1.1 million to $8.2 million for the three months ended March 31, 2018 from $9.3 million for the same period in 2017, due to lower revenue from various memory technology projects.
Contract and other revenue from the RSD reportable segment increased approximately $1.1 million to $8.5 million for the three months ended March 31, 2018 from $7.4 million for the same period in 2017, due to higher revenue from various security technology development projects.
Contract and other revenue from the Other segment was $1.0 million for the three months ended March 31, 2018, compared to $0.8 million for the same period in 2017, and remained relatively flat period over period.
Cost of product revenue:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2018	2017	Percentage
Cost of product revenue	$4.3	$5.3	(17.0)%
Cost of product revenue decreased approximately $1.0 million to $4.3 million for the three months ended March 31, 2018 from $5.3 million for the same period in 2017 primarily due to decreased cost of sales associated with the close of the lighting division announced in the first quarter of 2018, offset by increased cost of sales associated with higher sales of memory products.
In the near term, we expect costs of product revenue to be higher as we expect higher sales of our various products in 2018 as compared to 2017.
Engineering costs:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2018	2017	Percentage
Engineering costs
Cost of contract and other revenue	$3.4	$5.7	(40.4)%
Amortization of intangible assets	8.7	8.8	(0.6)%
Stock-based compensation	0.0	0.0	—%
Total cost of contract and other revenue	12.1	14.5	(16.3)%
Research and development	36.9	33.0	11.9%
Stock-based compensation	3.2	3.0	6.0%
Total research and development	40.1	36.0	11.4%
Total engineering costs	$52.2	$50.5	3.5%
Total engineering costs increased $1.7 million for the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to increased prototyping costs of $0.9 million, increased headcount related expenses of $0.6 million, increased bonus accrual expense of $0.6 million and increased stock-based compensation expense of $0.2 million, offset by decreased depreciation expense of $0.4 million and decreased consulting expenses of $0.3 million.
In the near term, we expect engineering costs to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.

Sales, general and administrative costs:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2018	2017	Percentage
Sales, general and administrative costs
Sales, general and administrative costs	$25.9	$24.6	5.1%
Stock-based compensation	4.3	3.6	21.0%
Total sales, general and administrative costs	$30.2	$28.2	7.1%
Total sales, general and administrative costs increased $2.0 million for the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to increased stock-based compensation expense of $0.7 million, increased bonus accrual expense of $0.6 million, increased headcount related expenses of $0.5 million, increased accounting costs of $0.5 million and increased sales and marketing costs of $0.3 million, offset by decreased consulting costs of $0.6 million and decreased travel costs of $0.2 million.
In the future, sales, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative costs to remain relatively flat.
Restructuring charges:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2018	2017	Percentage
Restructuring charges	$3.2	$—	100.0%

During the first quarter of 2018, we announced our plans to close our lighting division and manufacturing operations in Brecksville, Ohio. We believe that such business is not core to our strategy and growth objectives. As a result, we recorded a charge of $3.2 million related to employee terminations and severance costs, and facility related costs during the first quarter of 2018.

Refer to Note 15, “Restructuring Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Interest and other income (expense), net:

	Three Months
	Ended March 31,		Change in
(Dollars in millions)	2018	2017	Percentage
Interest income and other income (expense), net	$9.1	$0.2	NM*
Interest expense	(4.4)	(3.2)	37.9%
Interest and other income (expense), net	$4.7	$(3.0)	NM*
______________________________________

*	NM — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of interest income related to the interest income of $7.5 million from the significant financing component of licensing agreements due to the adoption of the New Revenue Standard as of January 1, 2018 as well as interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.

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
Provision for (benefit from) income taxes:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2018	2017	Percentage
Provision for (benefit from) income taxes	$(3.2)	$7.4	(143.8)%
Effective tax rate	8.3%	71.0%
The provision for income taxes reported for the three months ended March 31, 2018 is based on our projected annual effective tax rate for 2018, and includes certain immaterial discrete items recorded during the period. Our income tax benefit and provision for the three months ended March 31, 2018 and 2017 reflects an effective tax rate of 8.3% and 71.0%, respectively. Our effective tax rate for the three months ended March 31, 2018 was different from the U.S. statutory tax rate primarily due to projected pretax losses from which we can benefit from. The effective tax rate was higher for the three months ended March 31, 2017 primarily due to income tax expense recognized from exercises and expiration of out-of-the-money fully vested shares from our equity incentive plans.

We recorded a benefit from income taxes of $(3.2) million and a provision for income taxes of $7.4 million for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018 and 2017, we paid withholding taxes of $6.1 million and $5.5 million, respectively.
We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused. If facts and circumstances change in the future, we may determine at that time that additional valuation allowance is necessary. Recording additional valuation allowance would materially increase our tax expense in the period applied and would adversely affect our results of operations and statements of financial condition. Changes in our underlying facts or circumstances, such as the impact of the acquisitions, will be continually assessed and we will re-evaluate our position accordingly.
During the quarter ended March 31, 2018, we evaluated the realizability of our newly generated deferred tax assets due to the adoption of ASC 606 based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We determined that it is not more likely than not to realize a portion of the deferred tax asset associated with the foreign tax credits and thus an additional valuation allowance of $15.6 million is recorded in the first quarter of 2018. As of March 31, 2018, the partial valuation allowance on our foreign tax credits totaled $37.1 million.
During 2017 we determined that it was appropriate to set up a partial valuation allowance on our U.S. federal research and development credits and foreign tax credits of $21.5 million in accordance with FASB ASC 740-10-30-16 to 25. This partial valuation allowance is due to the fact that these credits are not more likely than not to be realized before they expire, as a result of the federal tax rate change from 35% to 21%.
As of March 31, 2018, we have a total valuation allowance of $66.6 million on U.S. federal, state and foreign deferred tax assets, resulting in net deferred tax assets of $73.9 million.
Liquidity and Capital Resources

	As of
	March 31, 2018	December 31, 2017
	(In millions)
Cash and cash equivalents	$122.3	$225.9
Marketable securities	168.9	103.5
Total cash, cash equivalents, and marketable securities	$291.2	$329.4

	Three Months Ended
	March 31,
	2018	2017
	(In millions)
Net cash provided by operating activities	$16.8	$17.2
Net cash provided by (used in) investing activities	$(66.7)	$25.1
Net cash used in financing activities	$(54.1)	$(0.5)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the three months ended March 31, 2018 were funded primarily from cash collected from our customers.
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

To provide us with more flexibility in returning capital back to our shareholders, on January 21, 2015, our Board authorized a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. During the first quarter of 2018, we entered into an accelerated share repurchase program with Citibank N.A. to repurchase an aggregate of $50.0 million of our common stock and received an initial delivery of 3.1 million shares, which were retired and recorded as a $40.0 million reduction to stockholders' equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The number of shares to be ultimately purchased by us will be determined based on the volume weighted average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. The program is expected to be completed by September 2018. We may continue to tactically execute the share repurchase program from time to time.

As of March 31, 2018, there remained an outstanding authorization to repurchase approximately 4.3 million shares of our outstanding common stock under the current share repurchase program. See “Share Repurchase Program” below.

Operating Activities

Cash provided by operating activities of $16.8 million for the three months ended March 31, 2018 was primarily attributable to the cash generated from customer licensing, software license and related implementation, support and maintenance fees, product sales and engineering services fees. Changes in operating assets and liabilities for the three months ended March 31, 2018 primarily included increases in unbilled receivables and prepaids and other current assets, offset by decreases in accounts payable, deferred revenue, and accrued salaries and benefits and other liabilities mainly due to the payout of the Corporate Incentive Plan.
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
Investing Activities
Cash used in investing activities of $66.7 million for the three months ended March 31, 2018 primarily consisted of purchases of available-for-sale marketable securities of $79.2 million and $1.7 million paid to acquire property, plant and equipment, offset by proceeds from the maturities of available-for-sale marketable securities of $14.2 million.

Cash provided by investing activities of $25.1 million for the three months ended March 31, 2017 primarily consisted of $27.0 million received from the maturities of available-for-sale marketable securities, offset by $1.9 million paid to acquire property, plant and equipment.
Financing Activities
Cash used in financing activities of $54.1 million for the three months ended March 31, 2018 was primarily due to an aggregate payment of $50.0 million to Citibank N.A., as part of our accelerated share repurchase program, and $4.9 million in payments of taxes on restricted stock units, offset by $1.1 million proceeds from the issuance of common stock under equity incentive plans.
Cash used in financing activities was $0.5 million for the three months ended March 31, 2017 primarily consisted of $2.6 million in payments of taxes on restricted stock units, offset by $2.2 million proceeds from the issuance of common stock under equity incentive plans.
Contractual Obligations
As of March 31, 2018, our material contractual obligations were (in thousands):

	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$14,325	$4,854	$6,602	$2,869	$—	$—	$—
Leases and other contractual obligations	26,650	7,199	5,696	4,701	4,832	3,360	862
Software licenses (3)	11,315	7,783	3,532	—	—	—	—
Convertible notes	253,707	81,207	—	—	—	—	172,500
Interest payments related to convertible notes	12,811	2,131	2,372	2,372	2,372	2,372	1,192
Total	$318,808	$103,174	$18,202	$9,942	$7,204	$5,732	$174,554
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $24.0 million including $21.6 million recorded as a reduction of long-term deferred tax assets and $2.4 million in long-term income taxes payable as of March 31, 2018. As noted in Note 13, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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
Share Repurchase Program
During the three months ended March 31, 2018, we repurchased shares of our common stock under our share repurchase program as discussed below.
On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan.
On March 5, 2018, we initiated an accelerated share repurchase program with Citibank N.A. The accelerated share repurchase program is part of the broader share repurchase program previously authorized by our Board on January 21, 2015. Under the accelerated share repurchase program, we pre-paid to Citibank N.A., the $50.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.1 million shares of our common stock from Citibank N.A., in the first quarter of 2018, which were retired and recorded as a $40.0 million reduction to stockholders' equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The number of shares to be ultimately purchased by us will be determined based on the volume weighted average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. The program is expected to be completed by September 2018.

As of March 31, 2018, there remained an outstanding authorization to repurchase approximately 4.3 million shares of our outstanding common stock under the current share repurchase program.

We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) goodwill, (3) intangible assets, (4) income taxes and (5) stock-based compensation. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of March 31, 2018, we had an investment portfolio of fixed income marketable securities of $232.1 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of March 31, 2018, the fair value of the portfolio would decline by approximately $0.4 million. Actual results may differ materially from this sensitivity analysis.

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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the Netherlands and the United Kingdom, design centers in Canada, India and Finland and small business development offices in Australia, China, Japan, Korea, Singapore and Taiwan. We monitor our foreign currency exposure; however, as of March 31, 2018, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. The new revenue standard had a material impact on our ongoing net income. We implemented changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in our internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 59% and 57% of our revenue for the three months ended March 31, 2018 and 2017, respectively. Additionally, our top five customers represented approximately 55% and 63% of our revenues for the years ended December 31, 2017 and 2016, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
In addition, while some of our license agreements provide for fixed, quarterly royalty payments, many of our license agreements provide for volume-based royalties, and may also be subject to caps on royalties in a given period. The sales volume and prices of our customers' products in any given period can be difficult to predict. In addition, we applied the new revenue standard (ASC 606) for the first quarter of 2018, and we anticipate that our revenue will vary a great deal from quarter to quarter. As a result of the foregoing items, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.
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

We may not be successful in entering into new markets, and our new product offerings, such as our acquisitions of SCS, the assets of the Snowbush IP group and the Memory Interconnect Business, our CryptoManager platform and new offerings in the mobile credential and smart ticketing solution spaces, may not be adopted by our customers or potential customers. In addition, once we commercially launch our products, the sales volume of and resulting revenue from such products in any given period will be difficult to predict.

We may fail to meet our publicly announced guidance or other expectations about our business, which would likely cause our stock price to decline.

We provide guidance regarding our expected financial and business performance including our anticipated future revenues, operating expenses and other financial and operation metrics. We enhanced our guidance following implementation of the New Revenue Standard in the first quarter of 2018.
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
We prepare our financial statements in accordance with accounting principles generally accepted in the United States and these principles are subject to interpretation by the SEC and various bodies. A change in these principles or application guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, the New Revenue Standard, as amended, is effective for us on January 1, 2018. We adopted the New Revenue Standard on a modified retrospective basis, with a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2018. The New Revenue Standard materially impacted the timing of revenue recognition for our fixed-fee intellectual property (IP) licensing arrangements (including certain fixed-fee agreements that license our existing IP portfolio as well as IP added to our portfolio during the license term) as a majority of such revenue would be recognized at inception of the license term, as opposed to over time as is the case under prior U.S. GAAP, and we are required to compute and recognize interest income over time for certain licensing arrangements as control over the IP generally transfers significantly in advance of cash being received from customers. The impact of the adoption of the New Revenue Standard did not have a material impact on our other revenue streams. We have also enhanced the form and content of some of our guidance metrics that we provide following implementation of the New Revenue Standard. We expect that any change to current revenue recognition practices may significantly increase volatility in our quarterly revenue, financial results and trends, and may impact our stock price.
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
For the three months ended March 31, 2018 and 2017, revenues received from our international customers constituted approximately 76% and 61%, respectively, of our total revenue. Additionally, for the years ended December 31, 2017 and 2016, revenues received from our international customers constituted approximately 58% and 64%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
We are subject to a variety of laws and regulations in the United States, the European Union and other countries that involve, for example, user privacy, data protection and security, content and consumer protection. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, in 2016, a new EU data protection regime, the General Data Protection Regulation (“GDPR”) was adopted, with it fully effective on May 25, 2018. The GDPR may require us to modify our existing practices with respect to the collection, use, and disclosure of data. The GDPR provides for significant penalties in the case of non-compliance of up to €20 million or four percent of worldwide annual revenues, whichever is greater. The GDPR and other existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs and subject us to claims or other remedies.
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

Warranty, service level agreement and product liability claims brought against us could cause us to incur significant costs and adversely affect our operating results as well as our reputation and relationships with customers.

We may from time to time be subject to warranty, service level agreement and product liability claims with regard to product performance and our services. We could incur material losses as a result of warranty, support, repair or replacement costs in response to customer complaints or in connection with the resolution of contemplated or actual legal proceedings relating to such claims. In addition to potential losses arising from claims and related legal proceedings, warranty and product liability claims could affect our reputation and our relationship with customers. We generally attempt to limit the maximum amount of indemnification or liability that we could be exposed to under our contracts, however, this is not always possible.

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

From time to time, we may undertake restructurings of our business, such as the restructurings and plans of termination that we undertook in the first quarter of 2018 and the fourth quarter of 2015. There are several factors that could cause restructurings to have adverse effects on our business, financial condition and results of operations. These include potential disruption of our operations, the development of our technology, the deliveries to our customers and other aspects of our business. Loss of sales, service and engineering talent, in particular, could damage our business. Any restructuring would require substantial management time and attention and may divert management from other important work. Employee reductions or other restructuring activities also would cause us to incur restructuring and related expenses such as severance expenses. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.
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

•	our signing or not signing new licenses and the loss of strategic relationships with any customer;

•	announcements of technological innovations or new products by us, our customers or our competitors;

•	changes in our strategies, including changes in our licensing focus and/or acquisitions of companies with business models or target markets different from our own;

•	positive or negative reports by securities analysts as to our expected financial results and business developments;

•	developments with respect to patents or proprietary rights and other events or factors;

•	new litigation and the unpredictability of litigation results or settlements;

•	repurchases of our common stock on the open market, including the rate of any such repurchases;

•	issuance of additional securities by us, including in acquisitions; and

•	changes in accounting pronouncements, including implementation of the New Revenue Standard.
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
We have material indebtedness. In August 2013, we issued $138.0 million aggregate principal amount of our 2018 Notes of which $81.2 million aggregate principal remains outstanding. Further, in November 2017, we issued $172.5 million aggregate principal amount of our 2023 Notes, the entire amount of which remains outstanding. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited;

•	a substantial portion of our cash flows from operations in the future may be required for the payment of interest and principal when due at maturity in August 2018 and February 2023; and

•	we may be required to make cash payments upon any conversion of the 2018 Notes and 2023 Notes (together, the "Notes"), which would reduce our cash on hand.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan. As part of the broader share repurchase program previously authorized by our Board on January 21, 2015, we initiated an accelerated share repurchase program with Citibank, N.A. on March 5, 2018. After giving effect to such accelerated share repurchase program, detailed in the table below, we had remaining authorization to repurchase approximately 4.3 million shares.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

Cumulative shares repurchased as of December 31, 2017	12,565,372	$11.94	12,565,372	7,434,628
January 1, 2018 - March 31, 2018 (1)	3,117,693	To be determined at the end of the current accelerated share repurchase program	3,117,693	4,316,935
Cumulative shares repurchased as of March 31, 2018	15,683,065		15,683,065
(1) In the first quarter of 2018, we entered into an accelerated share repurchase program with Citibank, N.A. to repurchase an aggregate of $50.0 million of our common stock. We made an upfront payment of $50.0 million pursuant to the accelerated share repurchase program and received an initial delivery of 3.1 million shares which were retired and recorded as a $40.0 million reduction to stockholders' equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The number of shares to be ultimately purchased by us will be determined based on the volume weighted average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. The program is expected to be completed by September 2018. See Note 12, “Stockholders' Equity,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1(1)	Master Confirmation between Citibank and Rambus Inc dated March 5, 2018.

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

(1)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 6, 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date: May 10, 2018	By:	/s/ Rahul Mathur
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)