Form 10-Q
period 2018-06-30
RAMBUS INC
filed 2018-08-03
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 107,345,041 as of June 30, 2018.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$248,284	$225,844
Marketable securities	50,056	103,532
Accounts receivable	39,263	25,326
Unbilled receivables	179,606	566
Inventories	6,041	5,159
Prepaids and other current assets	14,456	11,317
Total current assets	537,706	371,744
Intangible assets, net	70,940	91,722
Goodwill	208,680	209,661
Property, plant and equipment, net	50,235	54,303
Deferred tax assets	82,111	159,099
Unbilled receivables, long-term	571,269	—
Other assets	4,832	4,543
Total assets	$1,525,773	$891,072
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,386	$9,614
Accrued salaries and benefits	17,385	17,091
Convertible notes, short-term	80,648	78,451
Deferred revenue	13,583	18,272
Income taxes payable, short-term	18,794	258
Other current liabilities	13,402	9,156
Total current liabilities	152,198	132,842
Convertible notes, long-term	138,647	135,447
Long-term imputed financing obligation	36,816	37,262
Long-term income taxes payable	84,804	3,344
Other long-term liabilities	7,823	10,593
Total liabilities	420,288	319,488
Commitments and contingencies (Notes 10 and 14)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at June 30, 2018 and December 31, 2017	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 107,345,041 shares at June 30, 2018 and 109,763,967 shares at December 31, 2017	107	110
Additional paid-in capital	1,210,321	1,212,798
Accumulated deficit	(97,383)	(636,227)
Accumulated other comprehensive loss	(7,560)	(5,097)
Total stockholders’ equity	1,105,485	571,584
Total liabilities and stockholders’ equity	$1,525,773	$891,072

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Revenue:
Royalties	$30,049	$69,990	$51,423	$138,946
Product revenue	8,087	8,401	15,400	19,305
Contract and other revenue	18,322	16,329	36,061	33,820
Total revenue	56,458	94,720	102,884	192,071
Operating costs and expenses:
Cost of product revenue*	4,199	7,480	8,556	12,730
Cost of contract and other revenue	11,089	14,337	23,211	28,818
Research and development*	37,696	37,522	77,813	73,522
Sales, general and administrative*	24,483	27,137	54,681	55,323
Restructuring charges (recoveries)	(1,022)	—	2,223	—
Total operating costs and expenses	76,445	86,476	166,484	170,393
Operating income (loss)	(19,987)	8,244	(63,600)	21,678
Interest income and other income (expense), net	8,249	129	17,365	283
Interest expense	(4,634)	(3,261)	(9,055)	(6,467)
Interest and other income (expense), net	3,615	(3,132)	8,310	(6,184)
Income (loss) before income taxes	(16,372)	5,112	(55,290)	15,494
Provision for (benefit from) income taxes	(1,015)	2,507	(4,244)	9,883
Net income (loss)	$(15,357)	$2,605	$(51,046)	$5,611
Net income (loss) per share:
Basic	$(0.14)	$0.02	$(0.47)	$0.05
Diluted	$(0.14)	$0.02	$(0.47)	$0.05
Weighted average shares used in per share calculation:
Basic	107,737	110,060	108,542	110,758
Diluted	107,737	112,565	108,542	114,091
_________________________________________
*    Includes stock-based compensation:

Cost of product revenue	$2	$19	$5	$33
Research and development	$3,286	$3,067	$6,478	$6,079
Sales, general and administrative	$(1,400)	$3,523	$2,919	$7,093

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Net income (loss)	$(15,357)	$2,605	$(51,046)	$5,611
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,660)	3,597	(1,771)	4,596
Unrealized gain (loss) on marketable securities, net of tax	112	55	(692)	295
Total comprehensive income (loss)	$(19,905)	$6,257	$(53,509)	$10,502

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(51,046)	$5,611
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	9,402	13,205
Depreciation	5,529	6,722
Amortization of intangible assets	19,269	20,938
Non-cash interest expense and amortization of convertible debt issuance costs	5,396	3,523
Deferred income taxes	(10,202)	514
Non-cash restructuring	670	—
Gain from sale of marketable equity security	(291)	—
Gain from sale of assets held for sale	(1,266)	—
Loss from disposal of property, plant and equipment	47	180
Change in operating assets and liabilities:
Accounts receivable	(13,665)	(13,152)
Unbilled receivables	67,905	—
Prepaid expenses and other assets	(2,615)	5,116
Inventories	(1,040)	304
Accounts payable	(798)	(396)
Accrued salaries and benefits and other liabilities	4,780	499
Income taxes payable	(5,204)	(4,621)
Deferred revenue	(6,441)	4,090
Net cash provided by operating activities	20,430	42,533
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,287)	(3,482)
Purchases of marketable securities	(79,207)	—
Maturities of marketable securities	131,823	32,048
Proceeds from sale of equity security	1,350	—
Proceeds from sale of marketable securities	—	4,450
Proceeds from sale of assets held for sale	3,754	—
Proceeds from sale of property, plant and equipment	10	17
Net cash provided by investing activities	52,443	33,033
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	5,850	8,345
Principal payments against lease financing obligation	(499)	(395)
Payments of taxes on restricted stock units	(5,195)	(2,824)
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	(50,031)	(50,036)
Net cash used in financing activities	(49,875)	(44,910)
Effect of exchange rate changes on cash and cash equivalents	(558)	1,257
Net increase in cash and cash equivalents	22,440	31,913
Cash and cash equivalents at beginning of period	225,844	135,294

Cash and cash equivalents at end of period	$248,284	$167,207

Non-cash investing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$1,793	$176

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
The Company determined its CODM to be the Chief Executive Officer and determined its operating segments to be: (1) Memory and Interfaces Division ("MID"), which focuses on the design, development, manufacturing through partnerships and licensing of technology and solutions that is related to memory and interfaces; (2) Rambus Security Division ("RSD"), which focuses on the design, development, deployment and licensing of technologies for chip, system and in-field application security, anti-counterfeiting, smart ticketing and mobile payments; and (3) Emerging Solutions Division ("ESD"), which includes the Rambus Labs team and the development efforts in the area of emerging technologies.
On January 30, 2018, the Company announced its plans to close its lighting division ("RLD") including related manufacturing operations in Brecksville, Ohio. The Company believes that such business is not core to its strategy and growth objectives. Refer to Note 15, “Restructuring Charges” for additional details.
For the three and six months ended June 30, 2018, only MID and RSD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other,” which included RLD.
Comparability
Effective January 1, 2018, Rambus adopted multiple new accounting standards. Prior periods were not retrospectively restated, so the consolidated balance sheet as of December 31, 2017 and results of operations for the three and six months ended June 30, 2017 were prepared using accounting standards that were different than those in effect as of and for the three and six months ended June 30, 2018. Therefore, the consolidated balance sheets as of June 30, 2018 and December 31, 2017 are not directly comparable, nor are the results of operations for the three and six months ended June 30, 2018 and 2017.
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
In accordance with the New Revenue Standard requirements, the disclosure of the impact of adoption on the Company's Consolidated Statement of Operations and Balance Sheet was as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(In thousands)	As Reported	Effect of Change Higher/ (Lower)	Amounts under ASC 605	As Reported	Effect of Change Higher/ (Lower)	Amounts under ASC 605
Consolidated Statement of Operations
Revenue:
Royalties	$30,049	$43,577	$73,626	$51,423	$99,377	$150,800
Product revenue	8,087	134	8,221	15,400	377	15,777
Contract and other revenue	18,322	(1,349)	16,973	36,061	(3,359)	32,702
Total revenue	$56,458	$42,362	$98,820	$102,884	$96,395	$199,279

Costs and expenses:
Interest income and other income (expense), net	$8,249	$(7,041)	$1,208	$17,365	$(14,555)	$2,810
Provision for (benefit from) income taxes	$(1,015)	$5,806	$4,791	$(4,244)	$10,509	$6,265
Net income (loss)	$(15,357)	$29,515	$14,158	$(51,046)	$71,331	$20,285

	June 30, 2018
(In thousands)	As Reported	Effect of Change Higher/ (Lower)	Amounts under ASC 605
Consolidated Balance Sheet
Assets:
Unbilled receivables	$750,875	$(750,875)	$—
Deferred tax assets	82,111	95,480	177,591

Liabilities:
Deferred revenue	13,900	(1,207)	12,693
Income taxes payable	103,598	(97,733)	5,865

Stockholders’ equity:
Accumulated deficit	97,383	554,957	652,340

Recent Accounting Pronouncements Not Yet Adopted
In June 2018, the FASB issued ASU 2018-07, "Compensation - Stock Compensation (Topic 718)," to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases." This ASU requires lessees to recognize right-of-use assets and liabilities for operating leases, initially measured at the present value of the lease payments, on the balance sheet. In addition, it requires lessees to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. This ASU will become effective for the Company in the first quarter of fiscal year 2019, and requires adoption using a modified retrospective approach. The Company is evaluating the impact that the new accounting standard will have on its consolidated financial statements, which will consist primarily of a balance sheet gross up of right-of-use assets and lease liabilities on the consolidated balance sheets upon adoption, which will increase the Company's total assets and liabilities. The FASB further clarified ASU No. 2016-02 by issuing ASU No. 2018-10, "Codification Improvements to Topic 842, Leases." The amendments in ASU No. 2018-10 provide additional clarification and implementation guidance on certain aspects of ASU No. 2016-02, and have the same effective and transition requirements as ASU 2016-02.

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
3.Contract and Other Revenue
Contract and other revenue consists of software license fees and engineering fees associated with integration of Rambus’ technology solutions into its customers’ related support and maintenance.
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

Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to the Company's customers. The Company records contract assets when revenue is recognized prior to invoicing, and a contract liability when revenue is recognized subsequent to invoicing.
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of June 30, 2018. The contract assets are transferred to receivables when the billing occurs.
The Company’s contract balances were as follows:

	As of
(In thousands)	June 30, 2018	January 1, 2018
Unbilled receivables	$750,875	$818,371
Deferred revenue	13,900	20,737
During the three and six months ended June 30, 2018, the Company recognized $5.7 million and $16.4 million of revenue, respectively, that was included in the contract balances, as adjusted for ASC 606, as of January 1, 2018.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $24.6 million as of June 30, 2018, which the Company primarily expects to recognize over the next 2 years.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) per share:	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(15,357)	$2,605	$(51,046)	$5,611
Denominator:
Weighted-average shares outstanding - basic	107,737	110,060	108,542	110,758
Effect of potential dilutive common shares	—	2,505	—	3,333
Weighted-average shares outstanding - diluted	107,737	112,565	108,542	114,091
Basic net income (loss) per share	$(0.14)	$0.02	$(0.47)	$0.05
Diluted net income (loss) per share	$(0.14)	$0.02	$(0.47)	$0.05
For the three months ended June 30, 2018 and 2017, options to purchase approximately 1.3 million and 2.0 million shares, respectively, and for the six months ended June 30, 2018 and 2017, options to purchase approximately 1.4 million and 2.0 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise and related unrecognized stock-based compensation expense. For the three and six months ended June 30, 2018, an additional 3.4 million and 3.7 million shares, respectively, were excluded from the weighted average dilutive shares because there was a net loss position for the periods.
5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for each of the reportable segments for the six months ended June 30, 2018:

Reportable Segment:	As of December 31, 2017	Effect of Exchange Rates (1)	As of June 30, 2018
	(In thousands)
MID	$66,643	$—	$66,643
RSD	143,018	(981)	142,037
Total	$209,661	$(981)	$208,680
(1) Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of
	June 30, 2018
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$66,643	$—	$66,643
RSD	142,037	—	142,037
Other	21,770	(21,770)	—
Total	$230,450	$(21,770)	$208,680

Intangible Assets
The components of the Company’s intangible assets as of June 30, 2018 and December 31, 2017 were as follows:

		As of June 30, 2018
	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$259,465	$(206,160)	$53,305
Customer contracts and contractual relationships	1 to 10 years	68,377	(52,342)	16,035
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	1,600	—	1,600
Total intangible assets		$329,742	$(258,802)	$70,940

		As of December 31, 2017
	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$258,008	$(191,554)	$66,454
Customer contracts and contractual relationships	1 to 10 years	68,794	(48,626)	20,168
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	5,100	—	5,100
Total intangible assets		$332,202	$(240,480)	$91,722

(1) The change in gross carrying amount reflects the effects of exchange rates during the period.

During the three and six months ended June 30, 2018 and 2017, the Company did not purchase or sell any intangible assets.

Included in customer contracts and contractual relationships are favorable contracts which are acquired software and service agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduces the favorable contract intangible asset. For the three months ended June 30, 2018 and 2017, the Company received $0.3 million and $1.2 million, respectively, related to the favorable contracts. For the six months ended June 30, 2018 and 2017, the Company received $1.0 million and $2.4 million, respectively, related to the favorable contracts. As of June 30, 2018 and December 31, 2017, the net balance of the favorable contract intangible assets was $1.0 million and $1.7 million, respectively.
Amortization expense for intangible assets for the three and six months ended June 30, 2018 was $8.7 million and $19.3 million, respectively. Amortization expense intangible assets for the three and six months ended June 30, 2017 was $10.5 million and $20.9 million, respectively. The estimated future amortization of intangible assets as of June 30, 2018 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2018 (remaining 6 months)	$9,886
2019	20,355
2020	20,537
2021	13,185
2022	2,006
Thereafter	3,371
Total amortizable purchased intangible assets	$69,340
In-process research and development	1,600
Total intangible assets	$70,940

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

6.  Segments and Major Customers
For the three and six months ended June 30, 2018, MID and RSD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.”
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
The tables below present reported segment operating income (loss) for the three and six months ended June 30, 2018 and 2017, respectively.

	For the Three Months Ended June 30, 2018				For the Six Months Ended June 30, 2018
	MID	RSD	Other	Total	MID	RSD	Other	Total
	(In thousands)				(In thousands)
Revenues	$34,976	$21,482	$—	$56,458	$68,965	$31,478	$2,441	$102,884
Segment operating expenses	22,597	14,893	3,209	40,699	45,546	27,678	8,840	82,064
Segment operating income (loss)	$12,379	$6,589	$(3,209)	$15,759	$23,419	$3,800	$(6,399)	$20,820
Reconciling items				(35,746)				(84,420)
Operating loss				$(19,987)				$(63,600)
Interest and other income (expense), net				3,615				8,310
Loss before income taxes				$(16,372)				$(55,290)

	For the Three Months Ended June 30, 2017				For the Six Months Ended June 30, 2017
	MID	RSD	Other	Total	MID	RSD	Other	Total
	(In thousands)				(In thousands)
Revenues	$67,402	$23,366	$3,952	$94,720	$137,997	$46,571	$7,503	$192,071
Segment operating expenses	23,801	12,214	8,654	44,669	44,056	24,613	17,389	86,058
Segment operating income (loss)	$43,601	$11,152	$(4,702)	$50,051	$93,941	$21,958	$(9,886)	$106,013
Reconciling items				(41,807)				(84,335)
Operating income				$8,244				$21,678
Interest and other income (expense), net				(3,132)				(6,184)
Income before income taxes				$5,112				$15,494
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.

Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at June 30, 2018 and December 31, 2017, respectively, was as follows:

	As of
Customer	June 30, 2018	December 31, 2017
Customer 1 (MID reportable segment)	25%	*
Customer 2 (RSD reportable segment)	*	11%
Customer 3 (Other segment)	*	12%
Customer 4 (MID and RSD reportable segment)	*	13%
Customer 5 (MID and RSD reportable segment)	12%	*
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and six months ended June 30, 2018 and 2017, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2018	2017	2018	2017
Customer A (MID and RSD reportable segments)	*	17%	*	17%
Customer B (MID reportable segment)	*	13%	*	13%
Customer C (MID reportable segment)	*	14%	*	14%
Customer D (MID reportable segment)	*	*	15%	*
Customer E (MID and RSD reportable segments)	28%	*	16%	*
Customer F (MID and RSD reportable segments)	15%	*	*	*
Customer G (MID reportable segment)	11%	*	*	*
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Taiwan	$348	$1,787	$16,458	$6,018
South Korea	1,666	28,291	10,267	57,260
USA	29,864	41,155	41,085	79,593
Japan	12,278	7,057	16,312	13,575
Europe	3,605	4,243	7,471	8,681
Canada	1,885	1,352	3,295	2,420
Singapore	6,058	4,889	6,150	12,636
Asia-Other	754	5,946	1,846	11,888
Total	$56,458	$94,720	$102,884	$192,071

7. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government-sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years. As of June 30, 2018 and December 31, 2017, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of June 30, 2018
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$11,078	$11,078	$—	$—	1.75%
U.S. Government bonds and notes	68,898	68,897	1	—	1.74%
Corporate notes, bonds, commercial paper and other	177,594	177,639	—	(45)	1.90%
Total cash equivalents and marketable securities	257,570	257,614	1	(45)
Cash	40,770	40,770	—	—
Total cash, cash equivalents and marketable securities	$298,340	$298,384	$1	$(45)

	As of December 31, 2017
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,915	$10,915	$—	$—	1.16%
U.S. Government bonds and notes	55,220	55,221	—	(1)	1.12%
Corporate notes, bonds, commercial paper and other	195,073	195,204	—	(131)	1.39%
Total cash equivalents and marketable securities	261,208	261,340	—	(132)
Cash	68,168	68,168	—	—
Total cash, cash equivalents and marketable securities	$329,376	$329,508	$—	$(132)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	June 30, 2018	December 31, 2017
	(In thousands)
Cash equivalents	$207,514	$157,676
Short term marketable securities	50,056	103,532
Total cash equivalents and marketable securities	257,570	261,208
Cash	40,770	68,168
Total cash, cash equivalents and marketable securities	$298,340	$329,376

The Company continues to invest in highly rated quality, highly liquid debt securities. As of June 30, 2018, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017 are as follows:

	Fair Value		Gross Unrealized Loss
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(In thousands)
Less than one year
U.S. Government bonds and notes	$11,987	$42,581	$—	$(1)
Corporate notes, bonds and commercial paper	177,594	194,015	(45)	(131)
Total Corporate notes, bonds, and commercial paper and U.S. Government bonds and notes	$189,581	$236,596	$(45)	$(132)

The gross unrealized loss at June 30, 2018 and December 31, 2017 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. There is no need to sell these investments, and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 8, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.
8. Fair Value of Financial Instruments
The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$11,078	$11,078	$—	$—
U.S. Government bonds and notes	68,898	—	68,898	—
Corporate notes, bonds, commercial paper and other	177,594	—	177,594	—
Total available-for-sale securities	$257,570	$11,078	$246,492	$—

	As of December 31, 2017
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$10,915	$10,915	$—	$—
U.S. Government bonds and notes	55,220	—	55,220	—
Corporate notes, bonds, commercial paper and other	195,073	1,058	194,015	—
Total available-for-sale securities	$261,208	$11,973	$249,235	$—

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
For the three and six months ended June 30, 2018 and 2017, there were no transfers of financial instruments between different categories of fair value.

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018			As of December 31, 2017
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the "2023 Notes")	$172,500	$138,647	$164,996	$172,500	$135,447	$173,450
1.125% Convertible Senior Notes due 2018 (the "2018 Notes")	$81,207	$80,648	$90,749	$81,207	$78,451	$100,802

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 9, "Convertible Notes," as of June 30, 2018, the 2023 Notes and 2018 Notes are carried at their face values of $172.5 million and $81.2 million, respectively, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.

9. Convertible Notes
The Company’s convertible notes are shown in the following table:

(In thousands)	As of June 30, 2018	As of December 31, 2017
2023 Notes	$172,500	$172,500
2018 Notes	81,207	81,207
Total principal amount of convertible notes	$253,707	$253,707
Unamortized discount - 2023 Notes	(31,556)	(34,506)
Unamortized discount - 2018 Notes	(517)	(2,547)
Unamortized debt issuance costs - 2023 Notes	(2,297)	(2,547)
Unamortized debt issuance costs - 2018 Notes	(42)	(209)
Total convertible notes	$219,295	$213,898
Less current portion	80,648	78,451
Total long-term convertible notes	$138,647	$135,447

Interest expense related to the notes for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
2023 Notes coupon interest at a rate of 1.375%	$593	$—	$1,186	$—
2023 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 4.9%	1,610	—	3,199	—
2018 Notes coupon interest at a rate of 1.125%	228	388	281	776
2018 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 5.5%	1,106	1,774	2,197	3,523
Total interest expense on convertible notes	$3,537	$2,162	$6,863	$4,299

10. Commitments and Contingencies
As of June 30, 2018, the Company’s material contractual obligations were as follows (in thousands):

	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$12,732	$3,261	$6,602	$2,869	$—	$—	$—
Leases and other contractual obligations	24,301	5,221	5,569	4,603	4,731	3,318	859
Software licenses (3)	8,773	5,241	3,532	—	—	—	—
Convertible notes	253,707	81,207	—	—	—	—	172,500
Interest payments related to convertible notes	12,635	1,955	2,372	2,372	2,372	2,372	1,192
Total	$312,148	$96,885	$18,075	$9,844	$7,103	$5,690	$174,551
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $23.8 million including $21.6 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable as of June 30, 2018. As noted below in Note 13, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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
Building lease expense was approximately $1.2 million and $2.5 million for the three and six months ended June 30, 2018, respectively. Building lease expense was approximately $1.1 million and $2.1 million for the three and six months ended June 30, 2017, respectively. Deferred rent of $1.3 million and $0.5 million as of June 30, 2018 and December 31, 2017, respectively, was included in other liabilities.
Indemnification
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification or liability that the Company could be exposed to under these agreements, however, this is not always possible. The fair value of the liability as of June 30, 2018 and December 31, 2017 is not material.
11. Equity Incentive Plans and Stock-Based Compensation
As of June 30, 2018, 10,032,433 shares of the 35,400,000 cumulative shares approved under both the current 2015 Equity Incentive Plan (the “2015 Plan”) and past 2006 Equity Incentive Plan (the “2006 Plan”) remain available for grant, which included an increase of 4,000,000 shares approved under the 2015 Plan. On April 23, 2015, the Company's stockholders approved the 2015 Plan, which authorizes 4,000,000 shares for future issuance plus the number of shares that remained available for grant under the 2006 Plan as of the effective date of the 2015 Plan. The 2015 Plan became effective and replaced the 2006 Plan on April 23, 2015. The 2015 Plan was the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of June 30, 2018. No further awards will be made under the 2006 Plan, but the 2006 Plan will continue to govern awards previously granted under it. In addition, any shares subject to stock options or other awards granted under the 2006 Plan that on or after the effective date of the 2015 Plan are forfeited, cancelled, exchanged or surrendered or terminate under the 2006 Plan will become available for grant under the 2015 Plan. Also, on April 26, 2018, the Company's stockholders approved an additional 5,500,000 shares for issuance under the 2015 Plan.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2017	5,051,147
Increase in shares approved for issuance	5,500,000
Stock options granted	(621,479)
Stock options forfeited	765,382
Nonvested equity stock and stock units granted (1) (2)	(4,129,419)
Nonvested equity stock and stock units forfeited (1)	3,466,802
Total available for grant as of June 30, 2018	10,032,433
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

General Stock Option Information
The following table summarizes stock option activity under the 2006 Plan and 2015 Plan for the six months ended June 30, 2018 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2018.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2017	4,310,361	$9.78
Options granted	621,479	$12.93
Options exercised	(336,004)	$7.48
Options forfeited	(765,382)	$13.60
Outstanding as of June 30, 2018	3,830,454	$9.73	3.73	$12,741
Vested or expected to vest at June 30, 2018	3,789,195	$9.70	3.67	$12,738
Options exercisable at June 30, 2018	3,109,152	$9.00	2.50	$12,659

No stock options that contain a market condition were granted during the three and six months ended June 30, 2018. As of June 30, 2018 and December 31, 2017, there were no stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at June 30, 2018, based on the $12.54 closing stock price of Rambus’ common stock on June 29, 2018 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of June 30, 2018 was 2,840,317 and 2,683,735, respectively.
Employee Stock Purchase Plan
Under the 2015 Employee Stock Purchase Plan ("2015 ESPP"), the Company issued 297,497 shares at a price of $11.66 per share during the six months ended June 30, 2018. Under the 2015 ESPP, the Company issued 361,994 shares at a price of $10.33 per share during the six months ended June 30, 2017. On April 26, 2018, the Company's stockholders approved an additional 2,000,000 shares to be reserved for issuance under the 2015 ESPP. As of June 30, 2018, 2,538,776 shares under the 2015 ESPP remain available for issuance.

Stock-Based Compensation
For the six months ended June 30, 2018 and 2017, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. During the second quarter of 2018, the Company's former chief executive officer was terminated which resulted in a reversal of stock-based compensation expense of $5.8 million during the period as he did not vest any of the awards, which were primarily related to performance unit awards and nonvested equity stock units. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
During the three months ended June 30, 2018, the Company granted 70,000 stock options with an estimated grant-date fair value of $0.3 million. During the six months ended June 30, 2018, the Company granted 621,479 stock options with an estimated total grant-date fair value of $2.6 million. During the three and six months ended June 30, 2018, the Company recorded stock-based compensation expense related to stock options of $0.5 million and $1.0 million, respectively.
During the three months ended June 30, 2017, the Company granted 40,000 stock options with an estimated total grant-date fair value of $0.2 million. During the six months ended June 30, 2017, the Company granted 498,426 stock options with an estimated grant-date fair value of $2.1 million. During the three and six months ended June 30, 2017, the Company recorded stock-based compensation expense related to stock options of $0.7 million and $1.4 million, respectively.
As of June 30, 2018, there was $4.7 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested as of June 30, 2018 was $14.8 million.
The total intrinsic value of options exercised was $1.0 million and $2.1 million for the three and six months ended June 30, 2018, respectively. The total intrinsic value of options exercised was $1.8 million and $3.8 million for the three and six months ended June 30, 2017, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
During the six months ended June 30, 2018, net proceeds from employee stock option exercises totaled approximately $2.5 million.
Employee Stock Purchase Plan
For the three and six months ended June 30, 2018, the Company recorded compensation expense related to the 2015 ESPP of $0.3 million and $0.8 million, respectively. For the three and six months ended June 30, 2017, the Company recorded compensation expense related to the 2015 ESPP of $0.4 million and $0.9 million, respectively. As of June 30, 2018, there was $0.5 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over four months.
Tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and six months ended June 30, 2018 calculated in accordance with accounting for share-based payments were $0.1 million and $0.3 million, respectively. Tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and six months ended June 30, 2017 were $0.2 million and $0.5 million, respectively.
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

	Stock Option Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock Option Plan
Expected stock price volatility	24%	32%	24% - 29%	32%
Risk free interest rate	2.7%	1.8%	2.6% - 2.7%	1.8% - 1.9%
Expected term (in years)	5.8	5.3	5.8	5.3 - 5.4
Weighted-average fair value of stock options granted to employees	$3.94	$3.84	$4.21	$4.12

	Employee Stock Purchase Plan
	Six Months Ended
	June 30,
	2018	2017
Employee Stock Purchase Plan
Expected stock price volatility	27%	27%
Risk free interest rate	2.05%	0.98%
Expected term (in years)	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$3.14	$2.87
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and six months ended June 30, 2018, the Company granted nonvested equity stock units totaling 326,106 and 2,402,303 shares under the 2015 Plan, respectively. During the three and six months ended June 30, 2017, the Company granted nonvested equity stock units totaling 151,354 and 2,191,162 shares under the 2015 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is 1 year. For the three and six months ended June 30, 2018, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $4.5 million and $31.5 million, respectively. For the three and six months ended June 30, 2017, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $1.9 million and $28.1 million, respectively. During the first quarters of 2018 and 2017, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company's shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
During the three and six months ended June 30, 2018, the Company recorded a net reversal of $3.9 million and $2.6 million, respectively, of stock-based compensation expense related to all outstanding nonvested performance unit awards primarily due to the termination of its former chief executive officer during the second quarter of 2018. During the three and six months ended June 30, 2017, the Company recorded $1.0 million and $1.9 million, respectively, of stock-based compensation expense related to all outstanding nonvested performance unit awards.
For the three and six months ended June 30, 2018, the Company recorded stock-based compensation expense of approximately $1.1 million and $7.6 million, respectively, related to all outstanding nonvested equity stock grants. For the three and six months ended June 30, 2017, the Company recorded stock-based compensation expense of approximately $5.5 million and $10.8 million, respectively, related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $44.3 million at June 30, 2018. This amount is expected to be recognized over a weighted average period of 2.7 years.

The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2018:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2017	5,861,349	$12.68
Granted	2,402,303	$13.08
Vested	(1,127,011)	$11.99
Forfeited	(1,698,558)	$12.88
Nonvested at June 30, 2018	5,438,083	$12.95

12.  Stockholders’ Equity
Share Repurchase Program
During the six months ended June 30, 2018, the Company repurchased shares of its common stock under its share repurchase program as discussed below.
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
On March 5, 2018, the Company initiated an accelerated share repurchase program with Citibank N.A. The accelerated share repurchase program is part of the broader share repurchase program previously authorized by the Company's Board on January 21, 2015. Under the accelerated share repurchase program, the Company pre-paid to Citibank N.A., the $50.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 3.1 million shares of its common stock from Citibank N.A., in the first quarter of 2018, which were retired and recorded as a $40.0 million reduction to stockholders' equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company's stock. During the second quarter of 2018, the accelerated share repurchase program was completed and the Company received an additional 0.7 million shares of its common stock as the final settlement of the accelerated share repurchase program.

As of June 30, 2018, there remained an outstanding authorization to repurchase approximately 3.6 million shares of the Company's outstanding common stock under the current share repurchase program.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the six months ended June 30, 2018, the cumulative price of $37.5 million was recorded as an increase to accumulated deficit.

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
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows the Company to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year of the enactment date. The Company has recorded material provisional tax effects in the period of enactment due to the change in legislation. For the three months ended June 30, 2018, the Company did not have significant adjustments to its provisional amounts previously recognized. The Company expects that the provisions of the Tax

Act will be clarified by additional analysis and regulatory guidance, and the clarification could impact its estimated annual effective tax rate. The Company will continue its analysis of these provisional amounts, which are still subject to change during the measurement period, and the Company anticipates further guidance on accounting interpretations from the FASB and application of the law from the Department of the Treasury.

With respect to the GILTI provisions specific, the 2017 Tax Act allows companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. The Company's selection of an accounting policy will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, the impact that is expected. As there is still factual uncertainty around the future GILTI profile of the Company, the Company is not yet able to make its accounting policy election. Therefore, the Company has not recorded any deferred tax effects related to GILTI for the six months ended June 30, 2018.

The Company recorded a provision for (benefit from) income taxes of $(1.0) million and $2.5 million for the three months ended June 30, 2018 and 2017, respectively, and $(4.2) million and $9.9 million for the six months ended June 30, 2018 and 2017, respectively. The benefit from income taxes for the three months ended June 30, 2018 was mainly due to projected pretax losses from which the company can benefit from. The benefit from income taxes for the six months ended June 30, 2018 was due to projected pretax losses in foreign jurisdictions from which the Company can benefit. The Company does not expect to benefit from U.S. pretax losses starting in the current quarter. The income taxes for the three and six months ended June 30, 2017 was primarily comprised of the Company's U.S. federal, state and foreign taxes and income tax expense recognized from exercises and expiration of out-of-the-money fully vested shares from equity incentive plans.

During the three and six months ended June 30, 2018, the Company paid withholding taxes of $5.0 million and $11.1 million, respectively. During the three and six months ended June 30, 2017, the Company paid withholding taxes of $5.4 million and $10.9 million, respectively.

As of June 30, 2018, the Company’s unaudited condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $142.7 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with deferred revenue and the convertible notes.
The Company has U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused. If facts and circumstances change in the future, the Company may determine at that time that additional valuation allowance is necessary. Recording additional valuation allowance would materially increase the Company's tax expense in the period applied and would adversely affect its results of operations and statements of financial condition. Changes in the Company's underlying facts or circumstances, such as the impact of acquisitions and changes to the long-term forecast, will be continually assessed and the Company will re-evaluate its position accordingly.
During the quarter ended June 30, 2018, the Company continues to evaluate the realizability of its newly generated deferred tax assets due to the adoption of ASC 606 based on all available evidence, both positive and negative. The realizability of the Company's net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.
As of June 30, 2018, the Company has a total valuation allowance of $66.9 million on U.S. federal, state and foreign deferred tax assets, resulting in net deferred tax assets of $75.8 million.
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
As of June 30, 2018, the Company had approximately $23.8 million of unrecognized tax benefits, including $21.6 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable. If recognized, approximately $2.2 million would be recorded as an income tax benefit. As of December 31, 2017, the Company had $22.6 million of unrecognized tax benefits, including $20.4 million recorded as a reduction of long-term deferred tax assets and $2.2 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At June 30, 2018 and December 31, 2017, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India, the U.K., the Netherlands and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2014 and forward. The California returns are subject to examination from 2010 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ending March 2012 and forward. The Company is currently under examination by the IRS for the 2015 tax year, California for the 2010 and 2011 tax years, and New York for the 2013, 2014, and 2015 tax years. The Company’s India subsidiary is under examination by the Indian tax administration for tax years beginning with 2011, except for 2014, which was assessed in the Company's favor. The Company’s France subsidiary is under examination by the French tax agency for the 2013 to 2017 tax years. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.
Additionally, the Company's future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of its deferred tax assets and liabilities or by changes in tax laws or interpretations of those laws.

14. Litigation and Asserted Claims
Rambus is not currently a party to any material pending legal proceeding; however, from time to time, Rambus may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management attention and resources and other factors.

The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies.

15. Restructuring Charges
The 2018 Plan
On January 30, 2018, the Company announced its plans to close its lighting division and manufacturing operations in Brecksville, Ohio ("the 2018 Plan"). The Company believes that such business is not core to its strategy and growth objectives. In connection therewith, the Company has terminated approximately fifty employees, and began the process to exit the facilities in Ohio and sell the related equipment. The Company expected to record restructuring charges of approximately $2 million to $5 million related to employee terminations and severance costs, and facility related costs. During the three months ended June 30, 2018, the Company recorded a charge of $0.3 million related primarily to facility related costs. During the six months ended June 30, 2018, the Company recorded a charge of $2.2 million, related primarily to the reduction in workforce, of which $2.0 million was related to the Other segment and $0.2 million was related to corporate support functions. The 2018 Plan is expected to be completed by the second half of 2018.

The following table summarizes the 2018 Plan restructuring activities during the six months ended June 30, 2018:

	Employee Severance and Related Benefits	Facilities and Other		Total
	(In thousands)
Balance at December 31, 2017	$—	$—		$—
Charges	2,357	888		3,245
Payments	(1,530)	(54)		(1,584)
Non-cash settlements	—	(670)	*	(670)
Balance at March 31, 2018	827	164		991
Charges	(123)	290		167
Payments	(270)	(82)		(352)
Non-cash settlements	—	—		—
Balance at June 30, 2018	$434	$372		$806
______________________________________
*The non-cash charge of $0.7 million is primarily related to the write down of fixed assets and inventory related to the Other segment.
The Company concluded that the closure of its lighting division did not meet the criteria for reporting in discontinued operations in accordance with ASC 360, "Property, Plant, and Equipment". Consequently, the lighting division's long-lived assets were reclassified as held for sale. As of June 30, 2018, the Company sold all property, plant and equipment from its lighting division reclassified as held for sale on the condensed consolidated balance sheets of approximately $3.5 million and recognized a gain on the disposal of the held for sale assets of approximately $1.2 million included in restructuring charges (recoveries) on the condensed consolidated statements of operations.

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

Executive Summary
During the second quarter of 2018, we had a record number of licensing deals closed, including IBM and Socionext. Key 2018 second quarter financial results included:

•	Revenue of $56.5 million;

•	Total Operating Costs and Expenses of $76.4 million;

•	Diluted net loss per share of $0.14;

•	Cash flows provided by operating activities of approximately $3.6 million; and

•	Unbilled receivables of $750.9 million as of June 30, 2018.

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

Organization

We have organized the business into three operational units: (1) Memory and Interfaces, or MID, which focuses on the design, development, manufacturing through partnerships and licensing of technology and solutions that is related to memory and interfaces; (2) Security, or RSD, which focuses on the design, development, deployment and licensing of technologies for chip, system and in-field application security, anti-counterfeiting, smart ticketing and mobile payments; and (3) Emerging Solutions, or ESD, which includes the Rambus Labs team and the development efforts in the area of emerging technologies.

On January 30, 2018, we announced our plans to close our lighting division (RLD) including related manufacturing operations in Brecksville, Ohio. We believe that such business is not core to our strategy and growth objectives. Refer to Note 15, “Restructuring Charges” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional details.

As of June 30, 2018, MID and RSD met quantitative thresholds for disclosure as reportable segments. Results for the remaining operating segments were shown under “Other.” For additional information concerning segment reporting, see Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

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

Our inventions and technology solutions are offered to our customers through patent, technology, software and IP core licenses, as well as product sales and services. Today, our primary source of revenue is derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer’s own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods of up to ten years. Leading consumer product, industrial, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, IBM, Intel, Micron, Nanya, NVIDIA, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics, Toshiba and Xilinx have licensed our patents. The vast majority of our patents were secured through our internal research and development efforts across all of our business units.

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

Revenues from royalties accounted for 53% and 50% of our consolidated revenue for the three and six months ended June 30, 2018, respectively, as compared to 74% and 72% for the three and six months ended June 30, 2017, respectively.

The remainder of our revenue is product revenue, contract services and other revenue, which includes our product sales, IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period. Product revenue accounted for 14% and 15% of our consolidated revenue for the three and six months ended June 30, 2018, respectively, as compared to 9% and 10% for the three and six months ended June 30, 2017, respectively. Contract and other revenue accounted for 32% and 35% of our consolidated revenue for the three and six months ended June 30, 2018, respectively, as compared to 17% and 18% for the three and six months ended June 30, 2017, respectively.

Expenses

Cost of product revenue for the three months ended June 30, 2018 decreased approximately $3.3 million as compared to the same period in 2017 primarily due to decreased cost of sales associated with the close of the lighting division announced in the first quarter of 2018, offset by increased cost of sales associated with higher sales of memory products. Cost of product revenue for the six months ended June 30, 2018 decreased approximately $4.1 million as compared to the same period in 2017 primarily due to the same reasons above.

Engineering expenses continue to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three months ended June 30, 2018 decreased $3.0 million as compared to the same period in 2017 primarily due to decreased amortization costs of $1.6 million, prototyping costs of $1.1 million, depreciation expense of $0.6 million and bonus accrual expense of $0.3 million, offset by increased headcount related expenses of $0.3 million and engineering development tool costs of $0.3 million. Engineering expenses for the six months ended June 30, 2018 decreased $1.3 million as compared to the same period in 2017 primarily due to decreased amortization costs of $1.7 million, depreciation expense of $1.0 million and consulting expenses of $0.5 million, offset by increased headcount related expenses of $0.9 million, stock-based compensation expense of $0.4 million, bonus accrual expense of $0.4 million and engineering development tool costs of $0.2 million.

Sales, general and administrative expenses for the three months ended June 30, 2018 decreased $2.6 million as compared to the same period in 2017 primarily due to decreased stock-based compensation expense of $4.9 million primarily due to the termination of the former chief executive officer at the end of June 2018, offset by increased headcount related expenses of $1.0 million, consulting costs of $0.5 million, facilities costs of $0.3 million, travel costs of $0.1 million and recruiting costs of $0.1 million. Sales, general and administrative expenses for the six months ended June 30, 2018 decreased $0.6 million as compared to the same period in 2017 primarily due to decreased stock-based compensation expense of $4.2 million primarily due to the termination of the former chief executive officer at the end of June 2018 and consulting costs of $0.1 million, offset by increased headcount related expenses of $1.5 million, facilities costs of $0.6 million, accounting costs of $0.6 million and recruiting costs of $0.3 million.

Intellectual Property

As of June 30, 2018, our semiconductor, lighting, security and other technologies are covered by 2,084 U.S. and foreign patents. Additionally, we have 542 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.

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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 66% and 58% of our revenue for the three and six months ended June 30, 2018, respectively, as compared to 59% and 55% for the three and six months ended June 30, 2017, respectively. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 47% and 60% of our total revenue for the three and six months ended June 30, 2018, respectively, as compared to 57% and 59% for the three and six months ended June 30, 2017, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, the majority of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk. For additional information concerning international revenue, see Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
Cost of product revenue in the aggregate and as a percentage of revenue decreased in the second quarter of 2018 as compared to the same period in the prior year. Cost of product revenue in the aggregate decreased and as a percentage of revenue increased during the six months ended June 30, 2018 as compared to the same period in the prior year. Engineering costs as well as sales, general and administrative expenses in the aggregate decreased and as a percentage of revenue increased for both the three and six months ended June 30, 2018 as compared to the same periods in the prior year. In the near term, we expect these costs in the aggregate to be higher as we intend to continue to make investments in the infrastructure and technologies required to increase our product innovation in semiconductor, security, mobile payments, smart cards and other technologies. In addition, while we have not been involved in material litigation since 2014, to the extent litigation is again necessary, our expectations on the amount and timing of any future general and administrative costs are uncertain.

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

Results of Operations
On January 1, 2018, we adopted ASC 606. Consistent with the modified retrospective adoption method, our results of operations for periods prior to our adoption of ASC 606 remain unchanged as revenue for the three and six months ended June 30, 2017 was recognized under ASC 605. Therefore, the periods are not directly comparable.
The adoption of ASC 606 limits the comparability of revenue and certain expenses presented in the results of operations for the three and six months ended June 30, 2018, when compared to the three and six months ended June 30, 2017. For additional information on the impact of the new accounting standard on our revenue, see Note 2, "Recent Accounting Pronouncements," of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Royalties	53.2%	73.9%	50.0%	72.3%
Product revenue	14.3%	8.9%	15.0%	10.1%
Contract and other revenue	32.5%	17.2%	35.0%	17.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of product revenue*	7.4%	7.9%	8.3%	6.6%
Cost of contract and other revenue	19.6%	15.1%	22.6%	15.0%
Research and development*	66.8%	39.6%	75.6%	38.3%
Sales, general and administrative*	43.4%	28.7%	53.1%	28.8%
Restructuring charges (recoveries)	(1.8)%	—%	2.2%	—%
Total operating costs and expenses	135.4%	91.3%	161.8%	88.7%
Operating income (loss)	(35.4)%	8.7%	(61.8)%	11.3%
Interest income and other income (expense), net	14.6%	0.1%	16.9%	0.1%
Interest expense	(8.2)%	(3.4)%	(8.8)%	(3.4)%
Interest and other income (expense), net	6.4%	(3.3)%	8.1%	(3.3)%
Income (loss) before income taxes	(29.0)%	5.4%	(53.7)%	8.0%
Provision for (benefit from) income taxes	(1.8)%	2.6%	(4.1)%	5.1%
Net income (loss)	(27.2)%	2.8%	(49.6)%	2.9%
_________________________________________
*    Includes stock-based compensation:

Cost of product revenue	0.0%	0.0%	0.0%	0.0%
Research and development	5.8%	3.2%	6.3%	3.2%
Sales, general and administrative	(2.5)%	3.7%	2.8%	3.7%

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2018	2017	Percentage	2018	2017	Percentage
Total Revenue
Royalties	$30.1	$70.0	(57.1)%	$51.4	$139.0	(63.0)%
Product revenue	8.1	8.4	(3.7)%	15.4	19.3	(20.2)%
Contract and other revenue	18.3	16.3	12.2%	36.1	33.8	6.6%
Total revenue	$56.5	$94.7	(40.4)%	$102.9	$192.1	(46.4)%

Royalty Revenue

Our royalty revenue, which includes patent and technology license royalties, decreased approximately $39.9 million to $30.1 million for the three months ended June 30, 2018 from $70.0 million for the same period in 2017. Royalty revenue decreased approximately $87.6 million to $51.4 million for the six months ended June 30, 2018 from $139.0 million for the same period in 2017. The decreases for both periods were due primarily to the change in revenue recognition whereby we no longer recognize revenue at the time billings become due and collectable. Upon adoption of ASC 606 in the first quarter of 2018, we now recognize revenue at the inception of certain fixed-fee licensing arrangements when our performance obligations are met. Under the previous revenue recognition standard (ASC 605), our revenue for the three and six months ended June 30, 2018 would have been higher as discussed under Note 2, "Recent Accounting Pronouncements," of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

With changes in revenue recognition due to the adoption of ASC 606 in 2018, we anticipate our royalty revenue for 2018 will be significantly lower than that for 2017 primarily due to the change from the adoption of ASC 606 as noted above. This accounting change will not impact billings or the cash flow from these arrangements. Furthermore, we may experience greater variability in quarterly and annual revenue in future periods as a result of the revenue accounting treatment applied to future fixed-fee licensing arrangements.

Additionally, we are continuously in negotiations for licenses with prospective customers. We expect patent royalties will continue to vary from period to period based on our success in adding new customers, renewing or extending existing agreements, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed or hybrid in nature. We also expect that our technology royalties will continue to vary from period to period based on our customers’ shipment volumes, sales prices, and product mix.
Royalty Revenue by Reportable Segments

Royalty revenue from the MID reportable segment, which includes patent and technology license royalties, decreased approximately $36.6 million to $18.3 million for the three months ended June 30, 2018 from $54.9 million for the same period in 2017. Royalty revenue from the MID reportable segment decreased approximately $73.7 million to $37.8 million for the six months ended June 30, 2018 from $111.5 million for the same period in 2017. The decreases for both periods were due to the adoption of ASC 606 in 2018 as discussed above.
Royalty revenue from the RSD reportable segment, which includes patent and technology license royalties, decreased approximately $2.6 million to $11.8 million for the three months ended June 30, 2018 from $14.4 million for the same period in 2017. Royalty revenue from the RSD reportable segment decreased approximately $13.6 million to $13.2 million for the six months ended June 30, 2018 from $26.8 million for the same period in 2017. The decreases for both periods were due to the adoption of ASC 606 in 2018 as discussed above.
Royalty revenue from the Other segment was immaterial for both the three and six months ended June 30, 2018 and 2017.
Product Revenue
Product revenue consists of revenue from the sale of memory, security and lighting products. Product revenue decreased approximately $0.3 million to $8.1 million for the three months ended June 30, 2018 from $8.4 million for the same period in 2017. Product revenue decreased approximately $3.9 million to $15.4 million for the six months ended June 30, 2018 from $19.3 million for the same period in 2017. The decreases for both periods were primarily due to lower sales of security products and lighting products, as a result of the plan to close our lighting division in the first quarter of 2018, partially offset by higher sales of memory products.
We believe that product revenue will increase in 2018, mainly from the sale of our memory products. Our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers and our ability to meet our customers' demands.
Product Revenue by Reportable Segments
Product revenue from the MID reportable segment increased approximately $2.3 million to $7.6 million for the three months ended June 30, 2018 from $5.3 million for the same period in 2017. Product revenue from the MID reportable segment increased approximately $3.9 million to $13.9 million for the six months ended June 30, 2018 from $10.0 million for the same period in 2017. The increases for both periods were due to higher volume of memory product sales.
Product revenue from the RSD reportable segment decreased approximately $0.2 million to $0.4 million for the three months ended June 30, 2018 from $0.6 million for the same period in 2017. Product revenue from the RSD reportable segment decreased $3.6 million to $0.5 million for the six months ended June 30, 2018 from $4.1 million for the same period in 2017. The decreases for both periods were due to lower sales of security products.
Product revenue from the Other segment was zero for the three months ended June 30, 2018 as compared to $2.5 million for the same period in 2017. Product revenue from the Other segment decreased approximately $4.3 million to $0.9 million for the six months ended June 30, 2018 from $5.2 million for the same period in 2017. These decreases for both periods were due to lower sales of light guide products as a result of closing our lighting division in the first quarter of 2018.
Contract and Other Revenue
Contract and other revenue consist of revenue from technology development projects. Contract and other revenue increased approximately $2.0 million to $18.3 million for the three months ended June 30, 2018 from $16.3 million for the same period in 2017. Contract and other revenue increased approximately $2.3 million to $36.1 million for the six months ended June 30, 2018 from $33.8 million for the same period in 2017. The increases for both periods were primarily due to increased memory and security technology development projects, offset by lower lighting technology development projects.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.
Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment increased approximately $1.9 million to $9.1 million for the three months ended June 30, 2018 from $7.2 million for the same period in 2017. Contract and other revenue increased approximately $0.7 million to $17.2 million for the six months ended June 30, 2018 from $16.5 million for the same period in 2017. The increases for both periods were due to higher revenue from various memory technology projects.
Contract and other revenue from the RSD reportable segment increased approximately $0.9 million to $9.2 million for the three months ended June 30, 2018 from $8.3 million for the same period in 2017. Contract and other revenue from the RSD reportable segment increased approximately $2.0 million to $17.7 million for the six months ended June 30, 2018 from $15.7 million for the same period in 2017. The increases for both periods were due to higher revenue from various security technology development projects.
Contract and other revenue from the Other segment was zero for the three months ended June 30, 2018 as compared to $0.8 million for the same period in 2017. Contract and other revenue from the Other reportable segment decreased approximately $0.6 million to $1.1 million for the six months ended June 30, 2018 from $1.7 million for the same period in 2017. The decreases for both periods were due to lower revenue from our lighting technology development projects as a result of closing our lighting division in the first quarter of 2018.
Cost of product revenue:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2018	2017	Percentage	2018	2017	Percentage
Cost of product revenue	$4.2	$7.5	(43.9)%	$8.6	$12.7	(32.8)%
Cost of product revenue decreased approximately $3.3 million to $4.2 million for the three months ended June 30, 2018 from $7.5 million for the same period in 2017 primarily due to decreased cost of sales associated with the close of the lighting division announced in the first quarter of 2018, offset by increased cost of sales associated with higher sales of memory products.
Cost of product revenue decreased approximately $4.1 million to $8.6 million for the six months ended June 30, 2018 from $12.7 million for the same period in 2017 primarily due to the same reasons above.
In the near term, we expect costs of product revenue to be higher as we expect higher sales of our various products in 2018 as compared to 2017.

Engineering costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2018	2017	Percentage	2018	2017	Percentage
Engineering costs
Cost of contract and other revenue	$4.0	$5.6	(29.1)%	$7.3	$11.3	(34.8)%
Amortization of intangible assets	7.1	8.7	(18.4)%	15.9	17.5	(9.4)%
Stock-based compensation	0.0	0.0	—%	0.0	0.0	—%
Total cost of contract and other revenue	11.1	14.3	(22.7)%	23.2	28.8	(19.5)%
Research and development	34.4	34.5	(0.1)%	71.3	67.4	5.8%
Stock-based compensation	3.3	3.0	7.1%	6.5	6.1	6.6%
Total research and development	37.7	37.5	0.5%	77.8	73.5	5.8%
Total engineering costs	$48.8	$51.8	(5.9)%	$101.0	$102.3	(1.3)%
Total engineering costs decreased $3.0 million for the three months ended June 30, 2018 as compared to the same period in 2017 primarily due to decreased amortization costs of $1.6 million, prototyping costs of $1.1 million, depreciation expense of $0.6 million and bonus accrual expense of $0.3 million, offset by increased headcount related expenses of $0.3 million and engineering development tool costs of $0.3 million.
Total engineering costs decreased $1.3 million for the six months ended June 30, 2018 as compared to the same period in 2017 primarily due to decreased amortization costs of $1.7 million, depreciation expense of $1.0 million and consulting expenses of $0.5 million, offset by increased headcount related expenses of $0.9 million, stock-based compensation expense of $0.4 million, bonus accrual expense of $0.4 million and engineering development tool costs of $0.2 million.
In the near term, we expect engineering costs to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, general and administrative costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2018	2017	Percentage	2018	2017	Percentage
Sales, general and administrative costs
Sales, general and administrative costs	$25.9	$23.6	9.6%	$51.8	$48.2	7.3%
Stock-based compensation	(1.4)	3.5	(139.7)%	2.9	7.1	(58.8)%
Total sales, general and administrative costs	$24.5	$27.1	(9.8)%	$54.7	$55.3	(1.2)%
Total sales, general and administrative costs decreased $2.6 million for the three months ended June 30, 2018 as compared to the same period in 2017 primarily due to decreased stock-based compensation expense of $4.9 million primarily due to the termination of the former chief executive officer at the end of June 2018, offset by increased headcount related expenses of $1.0 million, consulting costs of $0.5 million, facilities costs of $0.3 million, travel costs of $0.1 million and recruiting costs of $0.1 million.
Total sales, general and administrative costs decreased $0.6 million for the six months ended June 30, 2018 as compared to the same period in 2017 primarily due to decreased stock-based compensation expense of $4.2 million primarily due to the termination of the former chief executive officer at the end of June 2018 and consulting costs of $0.1 million, offset by increased headcount related expenses of $1.5 million, facilities costs of $0.6 million, accounting costs of $0.6 million and recruiting costs of $0.3 million.
In the future, sales, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative costs to remain relatively flat.

Restructuring charges (recoveries):

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2018	2017	Percentage	2018	2017	Percentage
Restructuring charges (recoveries)	$(1.0)	$—	100.0%	$2.2	$—	100.0%

During the first quarter of 2018, we announced our plans to close our lighting division and manufacturing operations in Brecksville, Ohio. We believed that such business was not core to our strategy and growth objectives. During the second quarter of 2018, we sold fixed assets related to the closure of our lighting division. As a result, we recorded a recovery of $1.0 million against restructuring charges.

Refer to Note 15, “Restructuring Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Interest and other income (expense), net:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2018	2017	Percentage	2018	2017	Percentage
Interest income and other income (expense), net	$8.2	$0.1	NM*	$17.4	$0.3	NM*
Interest expense	(4.6)	(3.2)	42.1%	(9.1)	(6.5)	40.0%
Interest and other income (expense), net	$3.6	$(3.1)	NM*	$8.3	$(6.2)	NM*
______________________________________

*	NM — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of interest income related to the interest income of $7.0 million and $14.6 million for the three and six months ended June 30, 2018, respectively, due to the significant financing component of licensing agreements as a result of the adoption of the New Revenue Standard as of January 1, 2018 as well as interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
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
Provision for (benefit from) income taxes:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2018	2017	Percentage	2018	2017	Percentage
Provision for (benefit from) income taxes	$(1.0)	$2.5	(140.5)%	$(4.2)	$9.9	(142.9)%
Effective tax rate	6.2%	49.0%		7.7%	63.8%
The provision for income taxes reported for the three and six months ended June 30, 2018 is based on our projected annual effective tax rate for 2018, and includes certain immaterial discrete items recorded during the period. Our effective tax rate for the three months ended June 30, 2018 was different from the U.S. statutory tax rate primarily due to projected pretax losses from which we can benefit from. Our effective tax rate for the six months ended June 30, 2018 was different from the U.S. statutory tax rate primarily due to projected pretax losses in foreign jurisdictions from which we can benefit. We do not expect to benefit from U.S. pretax losses starting in the current quarter. The effective tax rate for the three and six months ended June 30, 2017 was different from the U.S. statutory tax rate primarily due to income tax expense recognized from exercises and expiration of out-of-the-money fully vested shares from our equity incentive plans.

We recorded a provision for (benefit from) income taxes of $(1.0) million and $2.5 million for the three months ended June 30, 2018 and 2017, respectively. We recorded a provision for (benefit from) income taxes of $(4.2) million and $9.9 million for the six months ended June 30, 2018 and 2017, respectively. During the three months ended June 30, 2018 and 2017, we paid withholding taxes of $5.0 million and $5.4 million, respectively. During the six months ended June 30, 2018 and 2017, we paid withholding taxes of $11.1 million and $10.9 million, respectively.
We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused. If facts and circumstances change in the future, we may determine at that time that additional valuation allowance is necessary. Recording additional valuation allowance would materially increase our tax expense in the period applied and would adversely affect our results of operations and statements of financial condition. Changes in our underlying facts or circumstances, such as the impact of acquisitions or changes to the long-term forecast, will be continually assessed and we will re-evaluate our position accordingly.
During the quarter ended June 30, 2018, we continue to evaluate the realizability of our newly generated deferred tax assets due to the adoption of ASC 606 based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.
As of June 30, 2018, we have a total valuation allowance of $66.9 million on U.S. federal, state and foreign deferred tax assets, resulting in net deferred tax assets of $75.8 million.
Liquidity and Capital Resources

	As of
	June 30, 2018	December 31, 2017
	(In millions)
Cash and cash equivalents	$248.3	$225.9
Marketable securities	50.0	103.5
Total cash, cash equivalents, and marketable securities	$298.3	$329.4

	Six Months Ended
	June 30,
	2018	2017
	(In millions)
Net cash provided by operating activities	$20.4	$42.5
Net cash provided by investing activities	$52.4	$33.0
Net cash used in financing activities	$(49.9)	$(44.9)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the six months ended June 30, 2018 were funded primarily from cash collected from our customers.
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

To provide us with more flexibility in returning capital back to our shareholders, on January 21, 2015, our Board authorized a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. During the first quarter of 2018, we entered into an accelerated share repurchase program with Citibank N.A. to repurchase an aggregate of $50.0 million of our common stock and received an initial delivery of 3.1 million shares, which were retired and recorded as a $40.0 million reduction to stockholders' equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the second quarter of 2018, the accelerated share repurchase program was completed and we received an additional 0.7 million shares of our common stock as the final settlement of the accelerated share repurchase program. We may continue to tactically execute the share repurchase program from time to time.

As of June 30, 2018, there remained an outstanding authorization to repurchase approximately 3.6 million shares of our outstanding common stock under the current share repurchase program. See “Share Repurchase Program” below.

Operating Activities

Cash provided by operating activities of $20.4 million for the six months ended June 30, 2018 was primarily attributable to the cash generated from customer licensing, software license and related implementation, support and maintenance fees, product sales and engineering services fees. Changes in operating assets and liabilities for the six months ended June 30, 2018 primarily included increases in unbilled receivables, accounts receivable and prepaids and other current assets, offset by decreases in deferred revenue and accounts payable.
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
Investing Activities
Cash provided by investing activities of $52.4 million for the six months ended June 30, 2018 primarily consisted of proceeds from the maturities of available-for-sale marketable securities of $131.8 million, proceeds from the sale of assets held for sale of $3.8 million and proceeds from the sale of equity securities of $1.3 million, offset by purchases of available-for-sale marketable securities of $79.2 million and $5.3 million paid to acquire property, plant and equipment.
Cash provided by investing activities of $33.0 million for the six months ended June 30, 2017 primarily consisted of proceeds from the maturities and sales of available-for-sale marketable securities of $32.0 million and $4.5 million, respectively, offset by $3.5 million paid to acquire property, plant and equipment.
Financing Activities
Cash used in financing activities of $49.9 million for the six months ended June 30, 2018 was primarily due to an aggregate payment of $50.0 million to Citibank N.A., as part of our accelerated share repurchase program and $5.2 million in payments of taxes on restricted stock units, offset by $5.9 million proceeds from the issuance of common stock under equity incentive plans.
Cash used in financing activities of $44.9 million for the six months ended June 30, 2017 was primarily due to an aggregate payment of $50.0 million to Barclays Bank PLC, as part of our accelerated share repurchase program, and $2.8 million in payments of taxes on restricted stock units, offset by $8.3 million proceeds from the issuance of common stock under equity incentive plans.

Contractual Obligations
As of June 30, 2018, our material contractual obligations were (in thousands):

	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$12,732	$3,261	$6,602	$2,869	$—	$—	$—
Leases and other contractual obligations	24,301	5,221	5,569	4,603	4,731	3,318	859
Software licenses (3)	8,773	5,241	3,532	—	—	—	—
Convertible notes	253,707	81,207	—	—	—	—	172,500
Interest payments related to convertible notes	12,635	1,955	2,372	2,372	2,372	2,372	1,192
Total	$312,148	$96,885	$18,075	$9,844	$7,103	$5,690	$174,551
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $23.8 million including $21.6 million recorded as a reduction of long-term deferred tax assets and $2.2 million in long-term income taxes payable as of June 30, 2018. As noted in Note 13, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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
Share Repurchase Program
During the six months ended June 30, 2018, we repurchased shares of our common stock under our share repurchase program as discussed below.
On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan.
On March 5, 2018, we initiated an accelerated share repurchase program with Citibank N.A. The accelerated share repurchase program is part of the broader share repurchase program previously authorized by our Board on January 21, 2015. Under the accelerated share repurchase program, we pre-paid to Citibank N.A., the $50.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.1 million shares of our common stock from Citibank N.A., in the first quarter of 2018, which were retired and recorded as a $40.0 million reduction to stockholders' equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the second quarter of 2018, the accelerated share repurchase program was completed and we received an additional 0.7 million shares of our common stock as the final settlement of the accelerated share repurchase program.

As of June 30, 2018, there remained an outstanding authorization to repurchase approximately 3.6 million shares of our outstanding common stock under the current share repurchase program.

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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of June 30, 2018, we had an investment portfolio of fixed income marketable securities of $257.6 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of June 30, 2018, the fair value of the portfolio would decline by approximately $0.2 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the Netherlands and the United Kingdom, design centers in Canada, India and Finland and small business development offices in Australia, China, Japan, Korea, Singapore and Taiwan. We monitor our foreign currency exposure; however, as of June 30, 2018, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. The new revenue standard had a material impact on our ongoing net income. We implemented changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in our internal control over financial reporting that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
We are not currently a party to any material pending legal proceeding; however, from time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management attention and resources and other factors.
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
We face competition from semiconductor and digital electronics products and systems companies, and other semiconductor intellectual property companies that provide security cores that are available to the market. We believe the principal competition for our technologies may come from our prospective customers, some of which are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. Some of our competitors use a system-level design approach similar to ours, including activities such as board and package design, power and signal integrity analysis, and thermal management. Many of these companies are larger and may have better access to financial, technical and other resources than we possess.
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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 58% and 55% of our revenue for the six months ended June 30, 2018 and 2017, respectively. Additionally, our top five customers represented approximately 55% and 63% of our revenues for the years ended December 31, 2017 and 2016, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
For the six months ended June 30, 2018 and 2017, revenues received from our international customers constituted approximately 60% and 59%, respectively, of our total revenue. Additionally, for the years ended December 31, 2017 and 2016, revenues received from our international customers constituted approximately 58% and 64%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
Our success is dependent upon our ability to identify, attract, compensate, motivate and retain qualified personnel, especially engineers, senior management and other key personnel. The loss of the services of any key employees could be disruptive to our development efforts, business relationships and strategy, and could cause our business and operations to suffer.
Recently, we have experienced significant changes in our management team, including in the role of chief executive officer and other senior executives. Our future success depends in large part upon the continued service and enhancement of our management team and our employees. If there are further changes in management, such changes could be disruptive and could negatively affect our sales, operations, culture, future recruiting efforts and strategic direction. Competition for qualified executives is intense and if we are unable to continue expanding our management team, or successfully integrate new additions to our management team in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited or negatively impacted. In addition, changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business, processes and strategy. The loss of any of our key personnel, or our inability to attract, integrate and retain qualified employees, could require us to dedicate significant financial and other resources to such personnel matters, disrupt our operations and seriously harm our operations and business.
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
Litigation, Regulation and Business Risks Related to our Intellectual Property
Adverse litigation results could affect our business.

We may be subject to legal claims or regulatory matters involving consumer, stockholder, employment, competition, intellectual property and other issues on a global basis. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more of our products or technologies. If we were to receive an unfavorable ruling on a matter, our business, operating results or financial condition could be materially harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan. As part of the broader share repurchase program previously authorized by our Board on January 21, 2015, we initiated an accelerated share repurchase program with Citibank, N.A. on March 5, 2018 which was completed in the second quarter of 2018. After giving effect to such accelerated share repurchase program, detailed in the table below, we had remaining authorization to repurchase approximately 3.6 million shares.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

Cumulative shares repurchased as of December 31, 2017	12,565,372	$11.94	12,565,372	7,434,628
January 1, 2018 - March 31, 2018 (1)	3,117,693	$13.21	3,117,693	4,316,935
April 1, 2018 - June 30, 2018 (1)	667,653	$13.21	667,653	3,649,282
Cumulative shares repurchased as of June 30, 2018	16,350,718		16,350,718
(1) In the first quarter of 2018, we entered into an accelerated share repurchase program with Citibank, N.A. to repurchase an aggregate of $50.0 million of our common stock. We made an upfront payment of $50.0 million pursuant to the accelerated share repurchase program and received an initial delivery of 3.1 million shares which were retired and recorded as a $40.0 million reduction to stockholders' equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the second quarter of 2018, the accelerated share repurchase program was completed and we received an additional 0.7 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program. The total shares of our common stock received and retired under the terms of the accelerated share repurchase program were 3.8 million, with an average price paid per share of $13.21. See Note 12, “Stockholders' Equity,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1(1)*	2015 Equity Incentive Plan, as amended.

10.2(2)*	2015 Employee Stock Purchase Plan, as amended.

10.3(3)	Master Confirmation between Citibank and Rambus Inc. dated March 5, 2018.

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

(1)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 27, 2018.

(2)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 27, 2018.

(3)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 5, 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date: August 3, 2018	By:	/s/ Rahul Mathur
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)