Form 10-Q
period 2018-09-30
RAMBUS INC
filed 2018-11-02
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
_______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 108,500,937 as of September 30, 2018.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$134,534	$225,844
Marketable securities	113,637	103,532
Accounts receivable	42,674	25,326
Unbilled receivables	164,487	566
Inventories	6,272	5,159
Prepaids and other current assets	14,434	11,317
Total current assets	476,038	371,744
Intangible assets, net	65,411	91,722
Goodwill	208,116	209,661
Property, plant and equipment, net	49,174	54,303
Deferred tax assets	3,930	159,099
Unbilled receivables, long-term	535,422	—
Other assets	5,879	4,543
Total assets	$1,343,970	$891,072
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,572	$9,614
Accrued salaries and benefits	14,353	17,091
Convertible notes, short-term	—	78,451
Deferred revenue	12,727	18,272
Income taxes payable, short-term	17,784	258
Other current liabilities	5,942	9,156
Total current liabilities	59,378	132,842
Convertible notes, long-term	140,279	135,447
Long-term imputed financing obligation	36,558	37,262
Long-term income taxes payable	81,400	3,344
Other long-term liabilities	18,040	10,593
Total liabilities	335,655	319,488
Commitments and contingencies (Notes 10 and 14)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at September 30, 2018 and December 31, 2017	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 108,500,937 shares at September 30, 2018 and 109,763,967 shares at December 31, 2017	109	110
Additional paid-in capital	1,219,110	1,212,798
Accumulated deficit	(202,276)	(636,227)
Accumulated other comprehensive loss	(8,628)	(5,097)
Total stockholders’ equity	1,008,315	571,584
Total liabilities and stockholders’ equity	$1,343,970	$891,072
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Revenue:
Royalties	$33,599	$72,787	$85,022	$211,733
Product revenue	11,753	8,661	27,153	27,966
Contract and other revenue	14,402	17,686	50,463	51,506
Total revenue	59,754	99,134	162,638	291,205
Operating costs and expenses:
Cost of product revenue*	5,376	5,152	13,932	17,882
Cost of contract and other revenue	5,952	14,456	29,163	43,274
Research and development*	43,131	36,196	120,944	109,718
Sales, general and administrative*	24,462	26,799	79,143	82,122
Gain from sale of intellectual property	—	(479)	—	(479)
Restructuring charges	—	—	2,223	—
Total operating costs and expenses	78,921	82,124	245,405	252,517
Operating income (loss)	(19,167)	17,010	(82,767)	38,688
Interest income and other income (expense), net	8,008	208	25,373	491
Interest expense	(3,976)	(3,287)	(13,031)	(9,754)
Interest and other income (expense), net	4,032	(3,079)	12,342	(9,263)
Income (loss) before income taxes	(15,135)	13,931	(70,425)	29,425
Provision for income taxes	89,758	6,236	85,514	16,119
Net income (loss)	$(104,893)	$7,695	$(155,939)	$13,306
Net income (loss) per share:
Basic	$(0.97)	$0.07	$(1.44)	$0.12
Diluted	$(0.97)	$0.07	$(1.44)	$0.12
Weighted average shares used in per share calculation:
Basic	107,897	109,555	108,324	110,353
Diluted	107,897	113,119	108,324	113,861
_________________________________________
*    Includes stock-based compensation:

Cost of product revenue	$2	$20	$7	$53
Research and development	$3,184	$2,969	$9,662	$9,048
Sales, general and administrative	$3,003	$3,975	$5,922	$11,068

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Net income (loss)	$(104,893)	$7,695	$(155,939)	$13,306
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,027)	2,581	(2,798)	7,177
Unrealized gain (loss) on marketable securities, net of tax	(42)	339	(734)	634
Total comprehensive income (loss)	$(105,962)	$10,615	$(159,471)	$21,117

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(155,939)	$13,306
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	15,591	20,169
Depreciation	8,107	9,971
Amortization of intangible assets	24,352	31,436
Non-cash interest expense and amortization of convertible debt issuance costs	7,587	5,324
Deferred income taxes	78,660	(4,108)
Non-cash restructuring	670	—
Gain from sale of marketable equity security	(291)	—
Gain from sale of assets held for sale	(1,266)	—
Loss from disposal of property, plant and equipment	518	169
Change in operating assets and liabilities:
Accounts receivable	(16,862)	(23,656)
Unbilled receivables	118,872	—
Prepaid expenses and other assets	(3,729)	6,824
Inventories	(1,271)	617
Accounts payable	153	(2,795)
Accrued salaries and benefits and other liabilities	(6,823)	(1,698)
Income taxes payable	(9,618)	(960)
Deferred revenue	(6,647)	3,248
Net cash provided by operating activities	52,064	57,847
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,849)	(5,444)
Acquisition of intangible assets	—	(120)
Purchases of marketable securities	(192,824)	—
Maturities of marketable securities	181,704	32,048
Proceeds from sale of equity security	1,350	—
Proceeds from sale of marketable securities	—	4,450
Proceeds from sale of assets held for sale	3,754	—
Proceeds from sale of property, plant and equipment	10	28
Net cash provided by (used in) investing activities	(13,855)	30,962
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	9,266	10,792
Principal payments against lease financing obligation	(786)	(625)
Payments of taxes on restricted stock units	(5,964)	(3,525)
Repayment of 1.125% convertible notes due 2018	(81,207)	—
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	(50,031)	(50,036)
Net cash used in financing activities	(128,722)	(43,394)
Effect of exchange rate changes on cash and cash equivalents	(797)	1,636

Net increase (decrease) in cash and cash equivalents	(91,310)	47,051
Cash and cash equivalents at beginning of period	225,844	135,294
Cash and cash equivalents at end of period	$134,534	$182,345

Non-cash investing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$675	$1,294

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
For the three and nine months ended September 30, 2018, only MID and RSD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other,” which included RLD.
Comparability
Effective January 1, 2018, Rambus adopted multiple new accounting standards. Prior periods were not retrospectively restated, so the consolidated balance sheet as of December 31, 2017 and results of operations for the three and nine months ended September 30, 2017 were prepared using accounting standards that were different than those in effect as of and for the three and nine months ended September 30, 2018. Therefore, the consolidated balance sheets as of September 30, 2018 and December 31, 2017 are not directly comparable, nor are the results of operations for the three and nine months ended September 30, 2018 and 2017.
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
In accordance with the New Revenue Standard requirements, the disclosure of the impact of adoption on the Company's Consolidated Statement of Operations and Balance Sheet was as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(In thousands)	As Reported	Effect of Change Higher/ (Lower)	Amounts under ASC 605	As Reported	Effect of Change Higher/ (Lower)	Amounts under ASC 605
Consolidated Statement of Operations
Revenue:
Royalties	$33,599	$42,105	$75,704	$85,022	$141,482	$226,504
Product revenue	11,753	—	11,753	27,153	377	27,530
Contract and other revenue	14,402	(2,019)	12,383	50,463	(5,378)	45,085
Total revenue	$59,754	$40,086	$99,840	$162,638	$136,481	$299,119

Costs and expenses:
Interest income and other income (expense), net	$8,008	$(6,532)	$1,476	$25,373	$(21,087)	$4,286
Provision for income taxes	$89,758	$(10,509)	$79,249	$85,514	$—	$85,514
Net loss	$(104,893)	$44,063	$(60,830)	$(155,939)	$115,394	$(40,545)

	September 30, 2018
(In thousands)	As Reported	Effect of Change Higher/ (Lower)	Amounts under ASC 605
Consolidated Balance Sheet
Assets:
Unbilled receivables	$699,909	$(699,909)	$—

Liabilities:
Deferred revenue	12,877	(88)	12,789
Income taxes payable	99,184	(94,117)	5,067

Stockholders’ equity:
Accumulated deficit	202,276	510,894	713,170

Recent Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this ASU remove certain disclosures, modify certain disclosures and add additional disclosures. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases." This ASU requires lessees to recognize right-of-use assets and liabilities for operating leases, initially measured at the present value of the lease payments, on the balance sheet. In addition, it requires lessees to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases," and ASU No. 2018-11, "Leases (Topic 842)," which allow the application of the new guidance at the beginning of the year of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, in addition to the method of applying the new guidance retrospectively to each prior reporting period presented. The amendments in ASU No. 2018-10 and ASU No. 2018-11 have the same effective and transition requirements as ASU 2016-02.
This ASU will become effective for the Company in the first quarter of fiscal year 2019. The Company is evaluating the impact that the new accounting standard will have on its consolidated financial statements, which will consist primarily of a balance sheet gross up of right-of-use assets and lease liabilities on the consolidated balance sheets upon adoption, which will increase the Company's total assets and liabilities.

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
The Company's Ticketing Products Group primarily derives revenue from ticketing services arrangements that systematically consist of a software component, support and maintenance, managed services and hosting services. The software could be hosted by third-party hosting service providers or the Company. All arrangements entered into subsequent to the acquisition preclude customers from taking possession of the software at any time during the hosting term and the Company has concluded that should a customer that was under contract as of the acquisition date ever request possession of the software, the Ticketing Products Group would have the ability to charge the customer, and enforce a claim to payment of a substantive fee in exchange for such right, and that the costs of setting up the environment needed to run the software would act as a significant disincentive to the customer taking possession of the software. Based on the above, the Company concluded that these services are a single performance obligation, with customers simultaneously receiving and consuming the benefits provided by the Ticketing Products Group’s performance, and recognize ticketing services revenue ratably over the term, commencing upon completion of setup activities. The Company recognizes setup fees upon completion. While these activities do not transfer a service to the customer, the Company elected not to defer and amortize these fees over the expected duration of the customer relationship owing to the immateriality of the amounts charged.
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
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of September 30, 2018. The contract assets are transferred to receivables when the billing occurs.
The Company’s contract balances were as follows:

	As of
(In thousands)	September 30, 2018	January 1, 2018
Unbilled receivables	$699,909	$818,371
Deferred revenue	12,877	20,737
During the three and nine months ended September 30, 2018, the Company recognized $3.2 million and $19.6 million of revenue, respectively, that was included in the contract balances, as adjusted for ASC 606, as of January 1, 2018.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $10.3 million as of September 30, 2018, which the Company primarily expects to recognize over the next 2 years.

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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) per share:	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(104,893)	$7,695	$(155,939)	$13,306
Denominator:
Weighted-average shares outstanding - basic	107,897	109,555	108,324	110,353
Effect of potential dilutive common shares	—	3,564	—	3,508
Weighted-average shares outstanding - diluted	107,897	113,119	108,324	113,861
Basic net income (loss) per share	$(0.97)	$0.07	$(1.44)	$0.12
Diluted net income (loss) per share	$(0.97)	$0.07	$(1.44)	$0.12
For the three months ended September 30, 2018 and 2017, options to purchase approximately 1.4 million and 1.8 million shares, respectively, and for the nine months ended September 30, 2018 and 2017, options to purchase approximately 1.3 million and 1.9 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise and related unrecognized stock-based compensation expense. For the three and nine months ended September 30, 2018, an additional 1.9 million and 2.8 million shares, respectively, were excluded from the weighted average dilutive shares because there was a net loss position for the periods.
5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for each of the reportable segments for the nine months ended September 30, 2018:

Reportable Segment:	As of December 31, 2017	Effect of Exchange Rates (1)	As of September 30, 2018
	(In thousands)
MID	$66,643	$—	$66,643
RSD	143,018	(1,545)	141,473
Total	$209,661	$(1,545)	$208,116
(1) Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of
	September 30, 2018
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$66,643	$—	$66,643
RSD	141,473	—	141,473
Other	21,770	(21,770)	—
Total	$229,886	$(21,770)	$208,116
Intangible Assets
The components of the Company’s intangible assets as of September 30, 2018 and December 31, 2017 were as follows:

		As of September 30, 2018
	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$259,131	$(210,086)	$49,045
Customer contracts and contractual relationships	1 to 10 years	68,167	(53,401)	14,766
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	1,600	—	1,600
Total intangible assets		$329,198	$(263,787)	$65,411

		As of December 31, 2017
	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$258,008	$(191,554)	$66,454
Customer contracts and contractual relationships	1 to 10 years	68,794	(48,626)	20,168
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	5,100	—	5,100
Total intangible assets		$332,202	$(240,480)	$91,722

(1) The changes in gross carrying amount and accumulated amortization reflect the effects of exchange rates during the period.

During the three and nine months ended September 30, 2018, the Company did not purchase or sell any intangible assets. During the three and nine months ended September 30, 2017, the Company acquired patents related to its memory technology for an immaterial amount.

Included in customer contracts and contractual relationships are favorable contracts which are acquired software and service agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduces the favorable contract intangible asset. For the three months ended September 30, 2018 and 2017, the Company received $0.2 million and $0.5 million, respectively, related to the favorable contracts. For the nine months ended September 30, 2018 and 2017, the Company received $1.1 million and $2.8 million, respectively, related to the favorable contracts. As of September 30, 2018 and December 31, 2017, the net balance of the favorable contract intangible assets was $1.0 million and $1.7 million, respectively.

Amortization expense for intangible assets for the three and nine months ended September 30, 2018 was $5.1 million and $24.4 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2017 was $10.5 million and $31.4 million, respectively. The estimated future amortization of intangible assets as of September 30, 2018 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2018 (remaining 3 months)	$4,874
2019	20,251
2020	20,293
2021	13,083
2022	2,002
Thereafter	3,308
Total amortizable purchased intangible assets	$63,811
In-process research and development	1,600
Total intangible assets	$65,411

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

6.  Segments and Major Customers
For the three and nine months ended September 30, 2018, MID and RSD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.”
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
The tables below present reported segment operating income (loss) for the three and nine months ended September 30, 2018 and 2017, respectively.

	For the Three Months Ended September 30, 2018				For the Nine Months Ended September 30, 2018
	MID	RSD	Other	Total	MID	RSD	Other	Total
	(In thousands)				(In thousands)
Revenues	$44,737	$15,017	$—	$59,754	$113,702	$46,495	$2,441	$162,638
Segment operating expenses	27,035	12,538	3,154	42,727	72,581	40,216	11,994	124,791
Segment operating income (loss)	$17,702	$2,479	$(3,154)	$17,027	$41,121	$6,279	$(9,553)	$37,847
Reconciling items				(36,194)				(120,614)
Operating loss				$(19,167)				$(82,767)
Interest and other income (expense), net				4,032				12,342
Loss before income taxes				$(15,135)				$(70,425)

	For the Three Months Ended September 30, 2017				For the Nine Months Ended September 30, 2017
	MID	RSD	Other	Total	MID	RSD	Other	Total
	(In thousands)				(In thousands)
Revenues	$68,787	$26,312	$4,035	$99,134	$206,784	$72,883	$11,538	$291,205
Segment operating expenses	21,130	11,796	7,802	40,728	65,187	36,409	25,191	126,787
Segment operating income (loss)	$47,657	$14,516	$(3,767)	$58,406	$141,597	$36,474	$(13,653)	$164,418
Reconciling items				(41,396)				(125,730)
Operating income				$17,010				$38,688
Interest and other income (expense), net				(3,079)				(9,263)
Income before income taxes				$13,931				$29,425
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at September 30, 2018 and December 31, 2017, respectively, was as follows:

	As of
Customer	September 30, 2018	December 31, 2017
Customer 1 (MID reportable segment)	12%	*
Customer 2 (RSD reportable segment)	*	11%
Customer 3 (Other segment)	*	12%
Customer 4 (MID and RSD reportable segment)	*	13%
Customer 5 (MID and RSD reportable segment)	43%	*
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and nine months ended September 30, 2018 and 2017, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2018	2017	2018	2017
Customer A (MID and RSD reportable segments)	*	18%	*	17%
Customer B (MID reportable segment)	*	12%	*	13%
Customer C (MID reportable segment)	*	13%	*	13%
Customer D (MID reportable segment)	13%	*	*	*
Customer E (MID and RSD reportable segments)	*	*	11%	*
Customer F (MID and RSD reportable segments)	34%	*	13%	*
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Taiwan	$3,962	$1,392	$20,419	$7,410
South Korea	388	29,476	10,656	86,736
USA	37,899	43,532	78,983	123,115
Japan	3,889	4,933	20,201	18,508
Europe	4,156	9,160	11,628	17,850
Canada	820	933	4,115	3,353
Singapore	7,953	4,927	14,103	17,563
Asia-Other	687	4,781	2,533	16,670
Total	$59,754	$99,134	$162,638	$291,205

7. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government-sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years. As of September 30, 2018 and December 31, 2017, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of September 30, 2018
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,838	$10,838	$—	$—	1.95%
U.S. Government bonds and notes	24,989	24,990	—	(1)	1.86%
Corporate notes, bonds, commercial paper and other	163,929	164,024	—	(95)	2.16%
Total cash equivalents and marketable securities	199,756	199,852	—	(96)
Cash	48,415	48,415	—	—
Total cash, cash equivalents and marketable securities	$248,171	$248,267	$—	$(96)

	As of December 31, 2017
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,915	$10,915	$—	$—	1.16%
U.S. Government bonds and notes	55,220	55,221	—	(1)	1.12%
Corporate notes, bonds, commercial paper and other	195,073	195,204	—	(131)	1.39%
Total cash equivalents and marketable securities	261,208	261,340	—	(132)
Cash	68,168	68,168	—	—
Total cash, cash equivalents and marketable securities	$329,376	$329,508	$—	$(132)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Cash equivalents	$86,119	$157,676
Short term marketable securities	113,637	103,532
Total cash equivalents and marketable securities	199,756	261,208
Cash	48,415	68,168
Total cash, cash equivalents and marketable securities	$248,171	$329,376

The Company continues to invest in highly rated quality, highly liquid debt securities. As of September 30, 2018, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017 are as follows:

	Fair Value		Gross Unrealized Loss
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(In thousands)
Less than one year
U.S. Government bonds and notes	$24,989	$42,581	$(1)	$(1)
Corporate notes, bonds and commercial paper	163,929	194,015	(95)	(131)
Total Corporate notes, bonds, and commercial paper and U.S. Government bonds and notes	$188,918	$236,596	$(96)	$(132)

The gross unrealized loss at September 30, 2018 and December 31, 2017 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. There is no need to sell these investments, and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 8, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

8. Fair Value of Financial Instruments
The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$10,838	$10,838	$—	$—
U.S. Government bonds and notes	24,989	—	24,989	—
Corporate notes, bonds, commercial paper and other	163,929	—	163,929	—
Total available-for-sale securities	$199,756	$10,838	$188,918	$—

	As of December 31, 2017
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$10,915	$10,915	$—	$—
U.S. Government bonds and notes	55,220	—	55,220	—
Corporate notes, bonds, commercial paper and other	195,073	1,058	194,015	—
Total available-for-sale securities	$261,208	$11,973	$249,235	$—

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
For the three and nine months ended September 30, 2018 and 2017, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018			As of December 31, 2017
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the "2023 Notes")	$172,500	$140,279	$155,897	$172,500	$135,447	$173,450
1.125% Convertible Senior Notes due 2018 (the "2018 Notes")	$—	$—	$—	$81,207	$78,451	$100,802

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 9, "Convertible Notes," as of September 30, 2018, the 2023 Notes are carried at their aggregate face value of $172.5 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.

9. Convertible Notes
The Company’s convertible notes are shown in the following table:

(In thousands)	As of September 30, 2018	As of December 31, 2017
2023 Notes	$172,500	$172,500
2018 Notes	—	81,207
Total principal amount of convertible notes	$172,500	$253,707
Unamortized discount - 2023 Notes	(30,048)	(34,506)
Unamortized discount - 2018 Notes	—	(2,547)
Unamortized debt issuance costs - 2023 Notes	(2,173)	(2,547)
Unamortized debt issuance costs - 2018 Notes	—	(209)
Total convertible notes	$140,279	$213,898
Less current portion	—	78,451
Total long-term convertible notes	$140,279	$135,447
During the third quarter of 2018, the Company paid upon maturity the remaining $81.2 million in aggregate principal amount of the 2018 Notes. Additionally, the Company delivered 423,873 shares of the Company's common stock as settlement related to the in-the-money conversion feature of the 2018 Notes at maturity. The value of the shares delivered was approximately $5.0 million.
Interest expense related to the notes for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
2023 Notes coupon interest at a rate of 1.375%	$593	$—	$1,779	$—
2023 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 4.9%	1,632	—	4,831	—
2018 Notes coupon interest at a rate of 1.125%	96	388	377	1,164
2018 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 5.5%	559	1,801	2,756	5,324
Total interest expense on convertible notes	$2,880	$2,189	$9,743	$6,488

10. Commitments and Contingencies
As of September 30, 2018, the Company’s material contractual obligations were as follows (in thousands):

	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$11,102	$1,631	$6,602	$2,869	$—	$—	$—
Leases and other contractual obligations	23,844	4,932	5,518	4,558	4,683	3,291	862
Software licenses (3)	6,324	2,792	3,532	—	—	—	—
Convertible notes	172,500	—	—	—	—	—	172,500
Interest payments related to convertible notes	10,680	—	2,372	2,372	2,372	2,372	1,192
Total	$224,450	$9,355	$18,024	$9,799	$7,055	$5,663	$174,554
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $23.7 million including $21.6 million recorded as a reduction of long-term deferred tax assets and $2.1 million in long-term income taxes payable as of September 30, 2018. As noted below in Note 13, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

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
Building lease expense was approximately $1.3 million and $3.8 million for the three and nine months ended September 30, 2018, respectively. Building lease expense was approximately $1.2 million and $3.2 million for the three and nine months ended September 30, 2017, respectively. Deferred rent of $1.5 million and $0.5 million as of September 30, 2018 and December 31, 2017, respectively, was included in other liabilities.
Indemnification
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification or liability that the Company could be exposed to under these agreements, however, this is not always possible. The fair value of the liability as of September 30, 2018 and December 31, 2017 is not material.
11. Equity Incentive Plans and Stock-Based Compensation
As of September 30, 2018, 10,076,069 shares of the 35,400,000 cumulative shares approved under both the current 2015 Equity Incentive Plan (the “2015 Plan”) and past 2006 Equity Incentive Plan (the “2006 Plan”) remain available for grant, which included an increase of 4,000,000 shares approved under the 2015 Plan. On April 23, 2015, the Company's stockholders approved the 2015 Plan, which authorizes 4,000,000 shares for future issuance plus the number of shares that remained available for grant under the 2006 Plan as of the effective date of the 2015 Plan. The 2015 Plan became effective and replaced the 2006 Plan on April 23, 2015. The 2015 Plan was the Company’s only plan for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of September 30, 2018. No further awards will be made under the 2006 Plan, but the 2006 Plan will continue to govern awards previously granted under it. In addition, any shares subject to stock options or other awards granted under the 2006 Plan that on or after the effective date of the 2015 Plan are forfeited, cancelled, exchanged or surrendered or terminate under the 2006 Plan will become available for grant under the 2015 Plan. Also, on April 26, 2018, the Company's stockholders approved an additional 5,500,000 shares for issuance under the 2015 Plan.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2017	5,051,147
Increase in shares approved for issuance	5,500,000
Stock options granted	(711,479)
Stock options forfeited	875,417
Nonvested equity stock and stock units granted (1) (2)	(4,630,283)
Nonvested equity stock and stock units forfeited (1)	3,991,267
Total available for grant as of September 30, 2018	10,076,069
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

General Stock Option Information
The following table summarizes stock option activity under the 2006 Plan and 2015 Plan for the nine months ended September 30, 2018 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2018.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2017	4,310,361	$9.78
Options granted	711,479	$12.84
Options exercised	(877,436)	$6.71
Options forfeited	(875,417)	$13.73
Outstanding as of September 30, 2018	3,268,987	$10.21	4.25	$6,220
Vested or expected to vest at September 30, 2018	3,232,308	$10.19	4.20	$6,220
Options exercisable at September 30, 2018	2,625,887	$9.61	3.11	$6,220

No stock options that contain a market condition were granted during the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, there were no stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money options at September 30, 2018, based on the $10.91 closing stock price of Rambus’ common stock on September 28, 2018 on the NASDAQ Global Select Market, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options outstanding and exercisable as of September 30, 2018 was 1,611,633 and 1,611,633, respectively.
Employee Stock Purchase Plan
Under the 2015 Employee Stock Purchase Plan ("2015 ESPP"), the Company issued 297,497 shares at a price of $11.66 per share during the nine months ended September 30, 2018. Under the 2015 ESPP, the Company issued 361,994 shares at a price of $10.33 per share during the nine months ended September 30, 2017. On April 26, 2018, the Company's stockholders approved an additional 2,000,000 shares to be reserved for issuance under the 2015 ESPP. As of September 30, 2018, 2,538,776 shares under the 2015 ESPP remain available for issuance.
Stock-Based Compensation
For the nine months ended September 30, 2018 and 2017, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. During the second quarter of 2018, the Company's former chief executive officer was terminated which resulted in a reversal of stock-based compensation expense of $5.8 million during the period as he did not vest any of the awards, which were primarily related to performance unit awards and nonvested equity stock units. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
During the three months ended September 30, 2018, the Company granted 90,000 stock options with an estimated grant-date fair value of $0.4 million. During the nine months ended September 30, 2018, the Company granted 711,479 stock options with an estimated total grant-date fair value of $3.0 million. During the three and nine months ended September 30, 2018, the Company recorded stock-based compensation expense related to stock options of $0.4 million and $1.4 million, respectively.
During the three months ended September 30, 2017, the Company did not grant any stock options. During the nine months ended September 30, 2017, the Company granted 498,426 stock options with an estimated grant-date fair value of $2.1 million. During the three and nine months ended September 30, 2017, the Company recorded stock-based compensation expense related to stock options of $0.7 million and $2.1 million, respectively.
As of September 30, 2018, there was $4.4 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares vested as of September 30, 2018 was $12.8 million.
The total intrinsic value of options exercised was $3.2 million and $5.3 million for the three and nine months ended September 30, 2018, respectively. The total intrinsic value of options exercised was $1.9 million and $5.7 million for the three and nine months ended September 30, 2017, respectively. Intrinsic value is the total value of exercised shares based on the price of the Company’s common stock at the time of exercise less the cash received from the employees to exercise the options.
During the nine months ended September 30, 2018, net proceeds from employee stock option exercises totaled approximately $5.9 million.
Employee Stock Purchase Plan
For the three and nine months ended September 30, 2018, the Company recorded compensation expense related to the 2015 ESPP of $0.3 million and $1.1 million, respectively. For the three and nine months ended September 30, 2017, the Company recorded compensation expense related to the 2015 ESPP of $0.4 million and $1.3 million, respectively. As of September 30, 2018, there was $0.1 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.
No tax benefits were realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three months ended September 30, 2018 calculated in accordance with accounting for share-based payments due to the Company's full U.S. valuation allowance. For the nine months ended September 30, 2018, there were $0.3 million in tax benefits calculated in accordance with accounting for share-based payments which were realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units. Tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the three and nine months ended September 30, 2017 were $0.2 million and $0.8 million, respectively.
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

	Stock Option Plan
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018	2017
Stock Option Plan
Expected stock price volatility	32%	24% - 32%	32%
Risk free interest rate	2.8%	2.6% - 2.8%	1.8% - 1.9%
Expected term (in years)	5.8	5.8	5.3 - 5.4
Weighted-average fair value of stock options granted to employees	$4.34	$4.23	$4.12
There were no stock options granted during the three months ended September 30, 2017.

	Employee Stock Purchase Plan
	Nine Months Ended
	September 30,
	2018	2017
Employee Stock Purchase Plan
Expected stock price volatility	27%	27%
Risk free interest rate	2.05%	0.98%
Expected term (in years)	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$3.14	$2.87
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and nine months ended September 30, 2018, the Company granted nonvested equity stock units totaling 333,909 and 2,736,212 shares under the 2015 Plan, respectively. During the three and nine months ended September 30, 2017, the Company granted nonvested equity stock units totaling 463,346 and 2,654,508 shares under the 2015 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is 1 year. For the three and nine months ended September 30, 2018, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $4.1 million and $35.6 million, respectively. For the three and nine months ended September 30, 2017, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $6.0 million and $34.1 million, respectively. During the first quarters of 2018 and 2017, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company's shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
During the three and nine months ended September 30, 2018, the Company recorded expense of $0.5 million and a net reversal of $2.1 million, respectively, of stock-based compensation expense related to all outstanding nonvested performance unit awards. The net reversal was primarily due to the termination of the Company's former chief executive officer during the second quarter of 2018. During the three and nine months ended September 30, 2017, the Company recorded $1.2 million and $3.1 million, respectively, of stock-based compensation expense related to all outstanding nonvested performance unit awards.
For the three and nine months ended September 30, 2018, the Company recorded stock-based compensation expense of approximately $5.5 million and $13.0 million, respectively, related to all outstanding nonvested equity stock grants. For the three and nine months ended September 30, 2017, the Company recorded stock-based compensation expense of approximately $5.9 million and $16.7 million, respectively, related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $40.0 million at September 30, 2018. This amount is expected to be recognized over a weighted average period of 2.5 years.

The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2018:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2017	5,861,349	$12.68
Granted	2,736,212	$13.00
Vested	(1,381,795)	$12.36
Forfeited	(2,027,435)	$12.97
Nonvested at September 30, 2018	5,188,331	$12.83

12.  Stockholders’ Equity
Share Repurchase Program
During the nine months ended September 30, 2018, the Company repurchased shares of its common stock under its share repurchase program as discussed below.
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

As of September 30, 2018, there remained an outstanding authorization to repurchase approximately 3.6 million shares of the Company's outstanding common stock under the current share repurchase program.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the nine months ended September 30, 2018, the cumulative price of $37.5 million was recorded as an increase to accumulated deficit.

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
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows the Company to record provisional amounts for the Tax Act during a measurement period not to extend beyond one year of the enactment date. The Company has recorded material provisional tax effects in the period of enactment due to the change in legislation. For the three months ended September 30, 2018, the Company did not have significant adjustments to its provisional amounts previously recognized. The Company expects that the provisions of the

Tax Act will be clarified by additional analysis and regulatory guidance. The Company will continue its analysis of these provisional amounts, which are still subject to change during the measurement period, and the Company anticipates further guidance on accounting interpretations from the FASB and application of the law from the Department of the Treasury.

With respect to the GILTI provisions specific, the 2017 Tax Act allows companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the entity is subject to the rules or (ii) account for GILTI in the entity’s measurement of deferred taxes. The Company's selection of an accounting policy will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, the impact that is expected. As there is still factual uncertainty around the future GILTI profile of the Company, the Company is not yet able to make its accounting policy election. Therefore, the Company has not recorded any deferred tax effects related to GILTI for the nine months ended September 30, 2018.

The Company recorded a provision for income taxes of $89.8 million and $6.2 million for the three months ended September 30, 2018 and 2017, respectively, and $85.5 million and $16.1 million for the nine months ended September 30, 2018 and 2017, respectively. The provision for income taxes for the three and nine months ended September 30, 2018 was primarily comprised of the valuation allowance recorded on U.S. deferred tax assets. The income taxes for the three and nine months ended September 30, 2017 was primarily comprised of the Company's U.S. federal, state and foreign taxes and income tax expense recognized from exercises and expiration of out-of-the-money fully vested shares from equity incentive plans.

During the three and nine months ended September 30, 2018, the Company paid withholding taxes of $5.1 million and $16.2 million, respectively. During the three and nine months ended September 30, 2017, the Company paid withholding taxes of $4.7 million and $15.6 million, respectively.

As of September 30, 2018, the Company’s unaudited condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $152.3 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, the Company assessed the changes in its underlying facts and circumstances and evaluated the realizability of its existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and state deferred tax assets was appropriate. The basis for this conclusion was derived primarily from the fact that the Company completed its forecasting process during the third quarter of 2018. At a domestic level, losses are expected in future periods in part due to the impact of the adoption of ASC 606. In addition, the decrease in the U.S. federal tax rate from 35% to 21% as a result of U.S. tax reform has further reduced the Company's ability to utilize its deferred tax assets. In light of the above factors, the Company concluded that it is not more likely than not that it can realize its U.S. deferred tax assets. As such, during the third quarter of 2018, the Company recorded an additional valuation allowance of $87.2 million through the consolidated financial statements, which represents a full valuation allowance against its U.S. federal and state deferred tax assets.
The Company has U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.
As of September 30, 2018, the Company has a total valuation allowance of $165.1 million on U.S. federal, state and foreign deferred tax assets, resulting in net deferred tax liability of $12.8 million.
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
As of September 30, 2018, the Company had approximately $23.7 million of unrecognized tax benefits, including $21.6 million recorded as a reduction of long-term deferred tax assets and $2.1 million in long-term income taxes payable. If recognized, approximately $2.1 million would be recorded as an income tax benefit. As of December 31, 2017, the Company had $22.6 million of unrecognized tax benefits, including $20.4 million recorded as a reduction of long-term deferred tax assets and $2.2 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At September 30, 2018 and December 31, 2017, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India, the U.K., the Netherlands and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2014 and forward. The California returns are subject to examination from 2010 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ending March 2012 and forward. The Company is currently under examination by the IRS for the 2015 tax year and California for the 2010 and 2011 tax years. The Company’s India subsidiary is under examination by the Indian tax administration for tax years beginning with 2011, except for 2014, which was assessed in the Company's favor. The Company’s France subsidiary is under examination by the French tax agency for the 2013 to 2017 tax years. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.
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

15. Restructuring Charges
The 2018 Plan
On January 30, 2018, the Company announced its plans to close its lighting division and manufacturing operations in Brecksville, Ohio ("the 2018 Plan"). The Company believes that such business is not core to its strategy and growth objectives. In connection therewith, the Company has terminated approximately fifty employees, and began the process to exit the facilities in Ohio and sell the related equipment. The Company expected to record restructuring charges of approximately $2 million to $5 million related to employee terminations and severance costs, and facility related costs. No additional charges were recorded by the Company during the three months ended September 30, 2018. During the nine months ended September 30, 2018, the Company recorded a net charge of $2.2 million, related primarily to the reduction in workforce, of which $2.0 million was related to the Other segment and $0.2 million was related to corporate support functions. The 2018 Plan is expected to be substantially completed by the end of 2018.

The following table summarizes the 2018 Plan restructuring activities during the nine months ended September 30, 2018:

	Employee Severance and Related Benefits	Facilities and Other		Total
	(In thousands)
Balance at December 31, 2017	$—	$—		$—
Charges	2,234	1,178		3,412
Payments	(2,055)	(217)		(2,272)
Non-cash settlements	—	(670)	*	(670)
Balance at September 30, 2018	$179	$291		$470
______________________________________
*The non-cash charge of $0.7 million is primarily related to the write down of fixed assets and inventory related to the Other segment.
The Company concluded that the closure of its lighting division did not meet the criteria for reporting in discontinued operations in accordance with ASC 360, "Property, Plant, and Equipment". Consequently, the lighting division's long-lived assets were reclassified as held for sale. As of September 30, 2018, the Company sold all property, plant and equipment from its lighting division reclassified as held for sale on the condensed consolidated balance sheets of approximately $3.5 million and recognized a gain on the disposal of the held for sale assets of approximately $1.2 million included in restructuring charges on the condensed consolidated statements of operations.

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

Executive Summary
During the third quarter of 2018, we had new and renewed licenses closed with Socionext, Phison, Infineon and Nvidia. We also continued commercial traction with new customers and partners including Coles, ScotRail, Visa, American Express and Riscure. Key 2018 third quarter financial results included:

•	Revenue of $59.8 million;

•	Total operating costs and expenses of $78.9 million;

•	Diluted net loss per share of $0.97;

•	Cash flows provided by operating activities of approximately $31.6 million; and

•	Unbilled receivables of $699.9 million as of September 30, 2018.

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

Organization

We have organized the business into three operational units: (1) Memory and Interfaces, or MID, which focuses on the design, development, manufacturing through partnerships and licensing of technology and solutions that is related to memory and interfaces; (2) Rambus Security, or RSD, which focuses on the design, development, deployment and licensing of technologies for chip, system and in-field application security, anti-counterfeiting, smart ticketing and mobile payments; and (3) Emerging Solutions, or ESD, which includes the Rambus Labs team and the development efforts in the area of emerging technologies.

On January 30, 2018, we announced our plans to close our lighting division (RLD) including related manufacturing operations in Brecksville, Ohio. We believe that such business is not core to our strategy and growth objectives. Refer to Note 15, “Restructuring Charges” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional details.

As of September 30, 2018, MID and RSD met quantitative thresholds for disclosure as reportable segments. Results for the remaining operating segments were shown under “Other.” For additional information concerning segment reporting, see Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

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

Revenues from royalties accounted for 56% and 52% of our consolidated revenue for the three and nine months ended September 30, 2018, respectively, as compared to 73% for both the three and nine months ended September 30, 2017, respectively.

The remainder of our revenue is product revenue, contract services and other revenue, which includes our product sales, IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period. Product revenue accounted for 20% and 17% of our consolidated revenue for the three and nine months ended September 30, 2018, respectively, as compared to 9% and 10% for the three and nine months ended September 30, 2017, respectively. Contract and other revenue accounted for 24% and 31% of our consolidated revenue for the three and nine months ended September 30, 2018, respectively, as compared to 18% for both the three and nine months ended September 30, 2017.

Expenses

Cost of product revenue for the three months ended September 30, 2018 increased approximately $0.2 million as compared to the same period in 2017 primarily due to increased cost of sales associated with higher sales of memory products, offset by decreased cost of sales associated with the closure of the lighting division announced in the first quarter of 2018. Cost of product revenue for the nine months ended September 30, 2018 decreased approximately $4.0 million as compared to the same period in 2017 primarily due to decreased cost of sales associated with the closure of the lighting division announced in the first quarter of 2018, offset by increased cost of sales associated with higher sales of memory products.

Engineering expenses continue to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three months ended September 30, 2018 decreased $1.6 million as compared to the same period in 2017 primarily due to decreased amortization costs of $4.8 million, offset by increased consulting costs of $1.2 million, headcount related expenses of $0.5 million, engineering development tool costs of $0.5 million, equipment maintenance costs of $0.3 million and stock-based compensation expense of $0.2 million. Engineering expenses for the nine months ended September 30, 2018 decreased $2.9 million as compared to the same period in 2017 primarily due to decreased amortization costs of $6.5 million and depreciation expense of $1.3 million, offset by increased headcount related expenses of $1.4 million, allocated information technology costs of $0.9 million, consulting expenses of $0.7 million, engineering development tool costs of $0.7 million, stock-based compensation expense of $0.6 million and bonus accrual expense of $0.5 million.

Sales, general and administrative expenses for the three months ended September 30, 2018 decreased $2.3 million as compared to the same period in 2017 primarily due to decreased stock-based compensation expense of $1.0 million primarily due to the termination of our former chief executive officer at the end of June 2018, consulting costs of $0.6 million, bonus accrual expense of $0.5 million, headcount related expenses of $0.4 million and sales and marketing costs of $0.3 million, offset by increased recruiting costs of $0.4 million and facilities costs of $0.2 million. Sales, general and administrative expenses for the nine months ended September 30, 2018 decreased $3.0 million as compared to the same period in 2017 primarily due to decreased stock-based compensation expense of $5.1 million primarily due to the termination of our former chief executive officer at the end of June 2018, consulting costs of $0.7 million, sales and marketing costs of $0.7 million and bonus accrual expense of $0.4 million, offset by increased headcount related expenses of $1.6 million, recruiting costs of $0.8 million, facilities costs of $0.7 million and accounting costs of $0.5 million.

Intellectual Property

As of September 30, 2018, our semiconductor, lighting, security and other technologies are covered by 2,117 U.S. and foreign patents. Additionally, we have 543 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.

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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 64% and 50% of our revenue for the three and nine months ended September 30, 2018, respectively, as compared to 57% and 56% for the three and nine months ended September 30, 2017, respectively. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 37% and 51% of our total revenue for the three and nine months ended September 30, 2018, respectively, as compared to 56% and 58% for the three and nine months ended September 30, 2017, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, the majority of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk. For additional information concerning international revenue, see Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
Cost of product revenue in the aggregate and as a percentage of revenue increased in the third quarter of 2018 as compared to the same period in the prior year. Cost of product revenue in the aggregate decreased and as a percentage of revenue increased during the nine months ended September 30, 2018 as compared to the same period in the prior year. Engineering costs in the aggregate decreased and as a percentage of revenue increased for both the three and nine months ended September 30, 2018 as compared to the same periods in the prior year. Sales, general and administrative expenses in the aggregate decreased and as a percentage of revenue increased for both the three and nine months ended September 30, 2018 as compared to the same periods in the prior year. In the near term, we expect these costs in the aggregate to be higher as we intend to continue to make investments in the infrastructure and technologies required to increase our product innovation in semiconductor, security, mobile payments, smart cards and other technologies. In addition, while we have not been involved in material litigation since 2014, to the extent litigation is again necessary, our expectations on the amount and timing of any future general and administrative costs are uncertain.

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

Results of Operations
On January 1, 2018, we adopted ASC 606. Consistent with the modified retrospective adoption method, our results of operations for periods prior to our adoption of ASC 606 remain unchanged as revenue for the three and nine months ended September 30, 2017 was recognized under ASC 605. Therefore, the periods are not directly comparable.

The adoption of ASC 606 limits the comparability of revenue and certain expenses presented in the results of operations for the three and nine months ended September 30, 2018, when compared to the three and nine months ended September 30, 2017. For additional information on the impact of the new accounting standard on our revenue, see Note 2, "Recent Accounting Pronouncements," of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Royalties	56.2%	73.4%	52.3%	72.7%
Product revenue	19.7%	8.7%	16.7%	9.6%
Contract and other revenue	24.1%	17.9%	31.0%	17.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of product revenue*	9.0%	5.2%	8.6%	6.1%
Cost of contract and other revenue	10.0%	14.6%	17.9%	14.9%
Research and development*	72.2%	36.5%	74.4%	37.7%
Sales, general and administrative*	40.9%	27.0%	48.7%	28.2%
Gain from sale of intellectual property	—%	(0.5)%	—%	(0.2)%
Restructuring charges	—%	—%	1.4%	—%
Total operating costs and expenses	132.1%	82.8%	151.0%	86.7%
Operating income (loss)	(32.1)%	17.2%	(51.0)%	13.3%
Interest income and other income (expense), net	13.4%	0.2%	15.6%	0.2%
Interest expense	(6.7)%	(3.3)%	(8.0)%	(3.4)%
Interest and other income (expense), net	6.7%	(3.1)%	7.6%	(3.2)%
Income (loss) before income taxes	(25.4)%	14.1%	(43.4)%	10.1%
Provision for income taxes	150.2%	6.3%	52.6%	5.5%
Net income (loss)	(175.6)%	7.8%	(96.0)%	4.6%
_________________________________________
*    Includes stock-based compensation:

Cost of product revenue	0.0%	0.0%	0.0%	0.0%
Research and development	5.3%	3.0%	5.9%	3.1%
Sales, general and administrative	5.0%	4.0%	3.6%	3.8%

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2018	2017	Percentage	2018	2017	Percentage
Total Revenue
Royalties	$33.6	$72.8	(53.8)%	$85.0	$211.7	(59.8)%
Product revenue	11.8	8.6	35.7%	27.1	28.0	(2.9)%
Contract and other revenue	14.4	17.7	(18.6)%	50.5	51.5	(2.0)%
Total revenue	$59.8	$99.1	(39.7)%	$162.6	$291.2	(44.1)%

Royalty Revenue

Our royalty revenue, which includes patent and technology license royalties, decreased approximately $39.2 million to $33.6 million for the three months ended September 30, 2018 from $72.8 million for the same period in 2017. Royalty revenue decreased approximately $126.7 million to $85.0 million for the nine months ended September 30, 2018 from $211.7 million for the same period in 2017. The decreases for both periods were due primarily to the change in revenue recognition whereby we no longer recognize revenue at the time billings become due and collectable. Upon adoption of ASC 606 in the first quarter of 2018, we now recognize revenue at the inception of certain fixed-fee licensing arrangements when our performance obligations are met. Under the previous revenue recognition standard (ASC 605), our revenue for the three and nine months ended September 30, 2018 would have been higher as discussed under Note 2, "Recent Accounting Pronouncements," of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
Royalty Revenue by Reportable Segments

Royalty revenue from the MID reportable segment, which includes patent and technology license royalties, decreased approximately $29.4 million to $27.2 million for the three months ended September 30, 2018 from $56.6 million for the same period in 2017. Royalty revenue from the MID reportable segment decreased approximately $103.1 million to $65.0 million for the nine months ended September 30, 2018 from $168.1 million for the same period in 2017. The decreases for both periods were due to the adoption of ASC 606 in 2018 as discussed above.
Royalty revenue from the RSD reportable segment, which includes patent and technology license royalties, decreased approximately $9.2 million to $6.3 million for the three months ended September 30, 2018 from $15.5 million for the same period in 2017. Royalty revenue from the RSD reportable segment decreased approximately $22.8 million to $19.5 million for the nine months ended September 30, 2018 from $42.3 million for the same period in 2017. The decreases for both periods were due to the adoption of ASC 606 in 2018 as discussed above.
Royalty revenue from the Other segment was immaterial for both the three and nine months ended September 30, 2018 and 2017.
Product Revenue
Product revenue consists of revenue from the sale of memory, security and lighting products. Product revenue increased approximately $3.2 million to $11.8 million for the three months ended September 30, 2018 from $8.6 million for the same period in 2017. The increase was primarily due to higher sales of memory products, offset by lower sales of security products and lighting products, as a result of the plan to close our lighting division in the first quarter of 2018. Product revenue decreased approximately $0.9 million to $27.1 million for the nine months ended September 30, 2018 from $28.0 million for the same period in 2017. The decrease was primarily due to lower sales of security products and lighting products, as a result of the plan to close our lighting division in the first quarter of 2018, partially offset by higher sales of memory products.
We believe that product revenue will increase in 2018, mainly from the sale of our memory products. Our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers and our ability to meet our customers' demands.
Product Revenue by Reportable Segments
Product revenue from the MID reportable segment increased approximately $6.2 million to $11.3 million for the three months ended September 30, 2018 from $5.1 million for the same period in 2017. Product revenue from the MID reportable segment increased approximately $10.1 million to $25.2 million for the nine months ended September 30, 2018 from $15.1 million for the same period in 2017. The increases for both periods were due to higher volume of memory product sales.
Product revenue from the RSD reportable segment was immaterial for both the three months ended September 30, 2018 and 2017, and decreased period over period. Product revenue from the RSD reportable segment decreased $4.0 million to $1.0 million for the nine months ended September 30, 2018 from $5.0 million for the same period in 2017. The decreases for both periods were due to lower sales of security products.

Product revenue from the Other segment was zero for the three months ended September 30, 2018 as compared to $2.7 million for the same period in 2017. Product revenue from the Other segment decreased approximately $6.9 million to $0.9 million for the nine months ended September 30, 2018 from $7.8 million for the same period in 2017. These decreases for both periods were due to lower sales of light guide products as a result of closing our lighting division in the first quarter of 2018.
Contract and Other Revenue
Contract and other revenue consist of revenue from technology development projects. Contract and other revenue decreased approximately $3.3 million to $14.4 million for the three months ended September 30, 2018 from $17.7 million for the same period in 2017. The decrease was primarily due to lower revenue from various memory, security and lighting technology development projects. Contract and other revenue decreased approximately $1.0 million to $50.5 million for the nine months ended September 30, 2018 from $51.5 million for the same period in 2017. The decrease was primarily due to lower revenue from various memory and lighting technology development projects, offset by higher revenue from various security technology development projects.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.
Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment decreased approximately $1.7 million to $5.3 million for the three months ended September 30, 2018 from $7.0 million for the same period in 2017. Contract and other revenue decreased approximately $0.9 million to $22.6 million for the nine months ended September 30, 2018 from $23.5 million for the same period in 2017. The decreases for both periods were due to lower revenue from various memory technology projects.
Contract and other revenue from the RSD reportable segment decreased approximately $0.9 million to $9.0 million for the three months ended September 30, 2018 from $9.9 million for the same period in 2017, due to lower revenue from various security technology development projects. Contract and other revenue from the RSD reportable segment increased approximately $1.2 million to $26.7 million for the nine months ended September 30, 2018 from $25.5 million for the same period in 2017, due to higher revenue from various security technology development projects.
Contract and other revenue from the Other segment was immaterial for both the three months ended September 30, 2018 and 2017, and decreased period over period. Contract and other revenue from the Other reportable segment decreased approximately $1.3 million to $1.1 million for the nine months ended September 30, 2018 from $2.4 million for the same period in 2017. The decreases for both periods were due to lower revenue from our lighting technology development projects as a result of closing our lighting division in the first quarter of 2018.
Cost of product revenue:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2018	2017	Percentage	2018	2017	Percentage
Cost of product revenue	$5.4	$5.2	4.3%	$13.9	$17.9	(22.1)%
Cost of product revenue increased approximately $0.2 million to $5.4 million for the three months ended September 30, 2018 from $5.2 million for the same period in 2017 primarily due to increased cost of sales associated with higher sales of memory products, offset by decreased cost of sales associated with the closure of the lighting division announced in the first quarter of 2018.
Cost of product revenue decreased approximately $4.0 million to $13.9 million for the nine months ended September 30, 2018 from $17.9 million for the same period in 2017 primarily due to decreased cost of sales associated with the closure of the lighting division announced in the first quarter of 2018, offset by increased cost of sales associated with higher sales of memory products.
In the near term, we expect costs of product revenue to be higher as we expect higher sales of our various products in 2018 as compared to 2017.

Engineering costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2018	2017	Percentage	2018	2017	Percentage
Engineering costs
Cost of contract and other revenue	$2.1	$5.7	(64.7)%	$9.4	$17.0	(44.8)%
Amortization of intangible assets	3.9	8.8	(54.9)%	19.8	26.3	(24.6)%
Stock-based compensation	0.0	0.0	—%	0.0	0.0	—%
Total cost of contract and other revenue	6.0	14.5	(58.8)%	29.2	43.3	(32.6)%
Research and development	39.9	33.2	20.2%	111.2	100.7	10.5%
Stock-based compensation	3.2	3.0	7.2%	9.7	9.0	6.8%
Total research and development	43.1	36.2	19.2%	120.9	109.7	10.2%
Total engineering costs	$49.1	$50.7	(3.1)%	$150.1	$153.0	(1.9)%
Total engineering costs decreased $1.6 million for the three months ended September 30, 2018 as compared to the same period in 2017 primarily due to decreased amortization costs of $4.8 million, offset by increased consulting costs of $1.2 million, headcount related expenses of $0.5 million, engineering development tool costs of $0.5 million, equipment maintenance costs of $0.3 million and stock-based compensation expense of $0.2 million.
Total engineering costs decreased $2.9 million for the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to decreased amortization costs of $6.5 million and depreciation expense of $1.3 million, offset by increased headcount related expenses of $1.4 million, allocated information technology costs of $0.9 million, consulting expenses of $0.7 million, engineering development tool costs of $0.7 million, stock-based compensation expense of $0.6 million and bonus accrual expense of $0.5 million.
In the near term, we expect engineering costs to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, general and administrative costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2018	2017	Percentage	2018	2017	Percentage
Sales, general and administrative costs
Sales, general and administrative costs	$21.5	$22.8	(6.0)%	$73.2	$71.0	3.0%
Stock-based compensation	3.0	4.0	(24.5)%	5.9	11.1	(46.5)%
Total sales, general and administrative costs	$24.5	$26.8	(8.7)%	$79.1	$82.1	(3.6)%
Total sales, general and administrative costs decreased $2.3 million for the three months ended September 30, 2018 as compared to the same period in 2017 primarily due to decreased stock-based compensation expense of $1.0 million primarily due to the termination of our former chief executive officer at the end of June 2018, consulting costs of $0.6 million, bonus accrual expense of $0.5 million, headcount related expenses of $0.4 million and sales and marketing costs of $0.3 million, offset by increased recruiting costs of $0.4 million and facilities costs of $0.2 million.
Total sales, general and administrative costs decreased $3.0 million for the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to decreased stock-based compensation expense of $5.1 million primarily due to the termination of our former chief executive officer at the end of June 2018, consulting costs of $0.7 million, sales and marketing costs of $0.7 million and bonus accrual expense of $0.4 million, offset by increased headcount related expenses of $1.6 million, recruiting costs of $0.8 million, facilities costs of $0.7 million and accounting costs of $0.5 million.
In the future, sales, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative costs to remain relatively flat.

Restructuring charges:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2018	2017	Percentage	2018	2017	Percentage
Restructuring charges	$—	$—	—%	$2.2	$—	100.0%

During the first quarter of 2018, we announced our plans to close our lighting division and manufacturing operations in Brecksville, Ohio. We believed that such business was not core to our strategy and growth objectives. During the third quarter of 2018, we did not record any restructuring charges.

Refer to Note 15, “Restructuring Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Interest and other income (expense), net:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2018	2017	Percentage	2018	2017	Percentage
Interest income and other income (expense), net	$8.0	$0.2	NM*	$25.3	$0.5	NM*
Interest expense	(4.0)	(3.3)	21.0%	(13.0)	(9.8)	33.6%
Interest and other income (expense), net	$4.0	$(3.1)	NM*	$12.3	$(9.3)	NM*
______________________________________

*	NM — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of interest income related to the interest income of $6.5 million and $21.1 million for the three and nine months ended September 30, 2018, respectively, due to the significant financing component of licensing agreements as a result of the adoption of the New Revenue Standard as of January 1, 2018 as well as interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
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
Provision for income taxes:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2018	2017	Percentage	2018	2017	Percentage
Provision for income taxes	$89.8	$6.2	NM*	$85.5	$16.1	NM*
Effective tax rate	(593.0)%	44.8%		(121.4)%	54.8%
______________________________________

*	NM — percentage is not meaningful
The provision for income taxes reported for the three and nine months ended September 30, 2018 is driven by a combination of the valuation allowance recorded on U.S. deferred tax assets and the projected annual effective tax rate for the foreign jurisdictions for 2018. Our effective tax rate for the three and nine months ended September 30, 2018 was different from the U.S. statutory tax rate primarily due to the valuation allowance recorded on U.S. deferred tax assets. The effective tax rate for the three and nine months ended September 30, 2017 was different from the U.S. statutory tax rate primarily due to income tax expense recognized from exercises and expiration of out-of-the-money fully vested shares from our equity incentive plans.

We recorded a provision for income taxes of $89.8 million and $6.2 million for the three months ended September 30, 2018 and 2017, respectively. We recorded a provision for income taxes of $85.5 million and $16.1 million for the nine months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018 and 2017, we paid withholding taxes of $5.1 million and $4.7 million, respectively. During the nine months ended September 30, 2018 and 2017, we paid withholding taxes of $16.2 million and $15.6 million, respectively.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, we assessed the changes in our underlying facts and circumstances and evaluated the realizability of our existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and state deferred tax assets was appropriate. The basis for this conclusion was derived primarily from the fact that we completed our forecasting process during the third quarter of 2018. At a domestic level, losses are expected in future periods in part due to the impact of the adoption of ASC 606. In addition, the decrease in the U.S. federal tax rate from 35% to 21% as a result of U.S. tax reform has further reduced our ability to utilize our deferred tax assets. In light of the above factors, we concluded that it is not more likely than not that we can realize our U.S. deferred tax assets. As such, during the third quarter of 2018, we recorded an additional valuation allowance of $87.2 million through the consolidated financial statements, which represents a full valuation allowance against our U.S. federal and state deferred tax assets.
We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.
As of September 30, 2018, we have a total valuation allowance of $165.1 million on U.S. federal, state and foreign deferred tax assets, resulting in net deferred tax liability of $12.8 million.
Liquidity and Capital Resources

	As of
	September 30, 2018	December 31, 2017
	(In millions)
Cash and cash equivalents	$134.5	$225.9
Marketable securities	113.7	103.5
Total cash, cash equivalents, and marketable securities	$248.2	$329.4

	Nine Months Ended
	September 30,
	2018	2017
	(In millions)
Net cash provided by operating activities	$52.1	$57.8
Net cash provided by (used in) investing activities	$(13.9)	$31.0
Net cash used in financing activities	$(128.7)	$(43.4)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the nine months ended September 30, 2018 were funded primarily from cash collected from our customers.
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

As of September 30, 2018, there remained an outstanding authorization to repurchase approximately 3.6 million shares of our outstanding common stock under the current share repurchase program. See “Share Repurchase Program” below.

Operating Activities

Cash provided by operating activities of $52.1 million for the nine months ended September 30, 2018 was primarily attributable to the cash generated from customer licensing, software license and related implementation, support and maintenance fees, product sales and engineering services fees. Changes in operating assets and liabilities for the nine months ended September 30, 2018 primarily included increases in unbilled receivables, accounts receivable and prepaids and other current assets, offset by decreases in deferred revenue and accrued salaries and benefits and other liabilities.
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
Investing Activities
Cash used in investing activities of $13.9 million for the nine months ended September 30, 2018 primarily consisted of purchases of available-for-sale marketable securities of $192.8 million and $7.8 million paid to acquire property, plant and equipment, offset by proceeds from the maturities of available-for-sale marketable securities of $181.7 million, proceeds from the sale of assets held for sale of $3.8 million and proceeds from the sale of an equity security of $1.3 million.
Cash provided by investing activities of $31.0 million for the nine months ended September 30, 2017 primarily consisted of proceeds from the maturities and sales of available-for-sale marketable securities of $32.0 million and $4.5 million, respectively, offset by $5.4 million paid to acquire property, plant and equipment.
Financing Activities
Cash used in financing activities of $128.7 million for the nine months ended September 30, 2018 was primarily due to the repayment of the remaining aggregate principal of the 2018 Notes amounting to $81.2 million, which became due in August 2018, an aggregate payment of $50.0 million to Citibank N.A., as part of our accelerated share repurchase program, and $6.0 million in payments of taxes on restricted stock units, offset by $9.3 million proceeds from the issuance of common stock under equity incentive plans.
Cash used in financing activities of $43.4 million for the nine months ended September 30, 2017 was primarily due to an aggregate payment of $50.0 million to Barclays Bank PLC, as part of our accelerated share repurchase program, and $3.5 million in payments of taxes on restricted stock units, offset by $10.8 million proceeds from the issuance of common stock under equity incentive plans.

Contractual Obligations
As of September 30, 2018, our material contractual obligations were (in thousands):

	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Contractual obligations (1)
Imputed financing obligation (2)	$11,102	$1,631	$6,602	$2,869	$—	$—	$—
Leases and other contractual obligations	23,844	4,932	5,518	4,558	4,683	3,291	862
Software licenses (3)	6,324	2,792	3,532	—	—	—	—
Convertible notes	172,500	—	—	—	—	—	172,500
Interest payments related to convertible notes	10,680	—	2,372	2,372	2,372	2,372	1,192
Total	$224,450	$9,355	$18,024	$9,799	$7,055	$5,663	$174,554
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $23.7 million including $21.6 million recorded as a reduction of long-term deferred tax assets and $2.1 million in long-term income taxes payable as of September 30, 2018. As noted in Note 13, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

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
Share Repurchase Program
During the nine months ended September 30, 2018, we repurchased shares of our common stock under our share repurchase program as discussed below.
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

As of September 30, 2018, there remained an outstanding authorization to repurchase approximately 3.6 million shares of our outstanding common stock under the current share repurchase program.

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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of September 30, 2018, we had an investment portfolio of fixed income marketable securities of $199.8 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of September 30, 2018, the fair value of the portfolio would decline by approximately $0.4 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the Netherlands and the United Kingdom, design centers in Canada, India and Finland and small business development offices in Australia, China, Japan, Korea, Singapore and Taiwan. We monitor our foreign currency exposure; however, as of September 30, 2018, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. The new revenue standard had a material impact on our ongoing net income. We implemented changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in our internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue consists mainly of patent and technology license fees paid for access to our patents, developed technology and development and support services provided to our customers. Our ability to secure and renew the licenses from which our revenues are derived depends on our customers adopting our technology and using it in the products they sell. Once secured, license revenue may be negatively affected by factors within and outside our control, including reductions in our customers’ sales prices, sales volumes, our failure to timely complete engineering deliverables, and the terms of such licenses. In addition, our licensing cycle for new licensees as well as renewals for existing licensees is lengthy, costly and unpredictable. We cannot provide any assurance that we will be successful in signing new license agreements or renewing existing license agreements on equal or favorable terms or at all. If we do not achieve our revenue goals, our results of operations could decline.
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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 50% and 56% of our revenue for the nine months ended September 30, 2018 and 2017, respectively. Additionally, our top five customers represented approximately 55% and 63% of our revenues for the years ended December 31, 2017 and 2016, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
From time to time, we may also divest certain assets. These divestitures or proposed divestitures may involve the loss of revenue and/or potential customers, and the market for the associated assets may dictate that we sell such assets for less than what we paid. In addition, in connection with any asset sales or divestitures, we may be required to provide certain representations, warranties and covenants to buyers. While we would seek to ensure the accuracy of such representations and warranties and fulfillment of any ongoing obligations, we may not be completely successful and consequently may be subject to claims by a purchaser of such assets.
A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.
For the nine months ended September 30, 2018 and 2017, revenues received from our international customers constituted approximately 51% and 58%, respectively, of our total revenue. Additionally, for the years ended December 31, 2017 and 2016, revenues received from our international customers constituted approximately 58% and 64%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
We do not have extensive experience in creating, manufacturing and marketing products, including our CryptoManager platform and new offerings that have resulted from our acquisition of SCS in the mobile credential and smart card solution spaces, and our acquisitions of the assets of the Snowbush IP group and the Memory Interconnect Business. These and other new offerings may present new and difficult challenges, and we may be subject to claims if customers of these offerings experience delays, failures, non-performance or other quality issues. In particular, we may experience difficulties with product design, qualification, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new products. Although we intend to design our products to be fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances.

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

From time to time, we may undertake restructurings of our business, including discontinuing certain products, services and technologies and planned reductions in force. There are several factors that could cause restructurings to have adverse effects on our business, financial condition and results of operations. These include potential disruption of our operations, the development of our technology, the deliveries to our customers and other aspects of our business. Loss of sales, service and engineering talent, in particular, could damage our business. Any restructuring would require substantial management time and attention and may divert management from other important work. Employee reductions or other restructuring activities also would cause us to incur restructuring and related expenses such as severance expenses. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.
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
We have outstanding senior convertible notes in an aggregate principal amount totaling $172.5 million. Because these notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of such notes. In addition, the existence of these notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.
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
We have material indebtedness. In November 2017, we issued $172.5 million aggregate principal amount of our 2023 Notes, the entire amount of which remains outstanding. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited;

•	a substantial portion of our cash flows from operations in the future may be required for the payment of interest and principal when due at maturity in February 2023; and

•	we may be required to make cash payments upon any conversion of the 2023 Notes, which would reduce our cash on hand.

A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of all of our outstanding 2023 Notes. Any required repurchase of the 2023 Notes as a result of a fundamental change or acceleration of the 2023 Notes would reduce our cash on hand such that we would not have those funds available for use in our business.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

Cumulative shares repurchased as of December 31, 2017	12,565,372	$11.94	12,565,372	7,434,628
January 1, 2018 - March 31, 2018 (1)	3,117,693	$13.21	3,117,693	4,316,935
April 1, 2018 - June 30, 2018 (1)	667,653	$13.21	667,653	3,649,282
Cumulative shares repurchased as of September 30, 2018	16,350,718		16,350,718
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1#	Employment Agreement between the Company and Luc Seraphin dated as of August 2, 2018.

10.2# (1)	Employment Agreement between the Company and Luc Seraphin dated as of October 25, 2018.

10.3# (2)	Amended and Restated Change of Control Severance Agreement between the Company and Luc Seraphin dated as of October 25, 2018.

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

#	Indicates management contract.

(1)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 29, 2018.

(2)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on October 29, 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date: November 2, 2018	By:	/s/ Rahul Mathur
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)