Form 10-Q
period 2019-03-31
RAMBUS INC
filed 2019-05-03
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
(408) 462-8000
________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	RMBS	The NASDAQ Stock Market LLC
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 110,396,011 as of March 31, 2019.

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

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Effects of security breaches or failures in our or our customers’ products and services on our business;

•	Engineering, sales and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses, operations and expansion;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Effects of government regulations on our industry and business;

•	Manufacturing, shipping and supply partners and/or sale and distribution channels;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements, including adoption in 2019 of the new leasing standard on our financial position and results of operations;

•	Effective tax rates, including as a result of the new U.S. tax legislation;

•	Restructurings and plans of termination;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	The level and terms of our outstanding debt and the repayment or financing of such debt;

•	Protection of intellectual property;

•	Any changes in laws, agency actions and judicial rulings that may impact the ability to enforce intellectual property rights;

•	Indemnification and technical support obligations;

•	Equity repurchase plans;

•	Issuances of debt or equity securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Effects of fluctuations in currency exchange rates;

•	Outcome and effect of potential future intellectual property litigation and other significant litigation; and

•	Likelihood of paying dividends.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$143,016	$115,924
Marketable securities	162,850	161,840
Accounts receivable	43,810	50,863
Unbilled receivables	170,287	176,613
Inventories	8,192	6,772
Prepaids and other current assets	16,857	15,738
Total current assets	545,012	527,750
Intangible assets, net	55,507	59,936
Goodwill	207,828	207,178
Property, plant and equipment, net	22,637	57,028
Operating lease right-of-use assets	19,458	—
Deferred tax assets	4,411	4,435
Unbilled receivables, long-term	459,148	497,003
Other assets	7,419	7,825
Total assets	$1,321,420	$1,361,155
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,274	$7,392
Accrued salaries and benefits	13,666	16,938
Deferred revenue	15,774	19,374
Income taxes payable, short-term	16,364	16,390
Operating lease liabilities	9,351	—
Other current liabilities	5,847	9,191
Total current liabilities	69,276	69,285
Convertible notes, long-term	143,612	141,934
Long-term imputed financing obligation	—	36,297
Long-term operating lease liabilities	12,308	—
Long-term income taxes payable	73,365	77,280
Other long-term liabilities	22,972	24,247
Total liabilities	321,533	349,043
Commitments and contingencies (Notes 11 and 15)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at March 31, 2019 and December 31, 2018	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 110,396,011 shares at March 31, 2019 and 109,017,708 shares at December 31, 2018	110	109
Additional paid-in capital	1,234,846	1,226,588
Accumulated deficit	(226,401)	(204,294)
Accumulated other comprehensive loss	(8,668)	(10,291)
Total stockholders’ equity	999,887	1,012,112
Total liabilities and stockholders’ equity	$1,321,420	$1,361,155
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except per share amounts)
Revenue:
Royalties	$24,853	$21,374
Product revenue	8,964	7,313
Contract and other revenue	14,567	17,739
Total revenue	48,384	46,426
Operating costs and expenses:
Cost of product revenue*	4,427	4,357
Cost of contract and other revenue	6,771	12,122
Research and development*	40,619	40,117
Sales, general and administrative*	27,645	30,198
Restructuring charges	331	3,245
Total operating costs and expenses	79,793	90,039
Operating loss	(31,409)	(43,613)
Interest income and other income (expense), net	7,413	9,116
Interest expense	(2,271)	(4,421)
Interest and other income (expense), net	5,142	4,695
Loss before income taxes	(26,267)	(38,918)
Provision for (benefit from) income taxes	309	(3,229)
Net loss	$(26,576)	$(35,689)
Net loss per share:
Basic	$(0.24)	$(0.33)
Diluted	$(0.24)	$(0.33)
Weighted average shares used in per share calculation:
Basic	109,692	109,358
Diluted	109,692	109,358
_________________________________________
*    Includes stock-based compensation:

Cost of product revenue	$1	$3
Research and development	$3,210	$3,192
Sales, general and administrative	$3,978	$4,319

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Net loss	$(26,576)	$(35,689)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,575	2,889
Unrealized gain (loss) on marketable securities, net of tax	48	(804)
Total comprehensive loss	$(24,953)	$(33,604)

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Shares	Amount				Total
	(In thousands)
Balances at December 31, 2018	109,018	$109	$1,226,588	$(204,294)	$(10,291)	$1,012,112
Net loss	—	—	—	(26,576)	—	(26,576)
Foreign currency translation adjustment	—	—	—	—	1,575	1,575
Unrealized gain on marketable securities, net of tax	—	—	—	—	48	48
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,378	1	1,069	—	—	1,070
Stock-based compensation	—	—	7,189	—	—	7,189
Cumulative effect adjustment from the adoption of ASC 842	—	—	—	4,469	—	4,469
Balances at March 31, 2019	110,396	$110	$1,234,846	$(226,401)	$(8,668)	$999,887

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Shares	Amount				Total
	(In thousands)
Balances at December 31, 2017	109,764	$110	$1,212,798	$(636,227)	$(5,097)	$571,584
Net loss	—	—	—	(35,689)	—	(35,689)
Foreign currency translation adjustment	—	—	—	—	2,889	2,889
Unrealized loss on marketable securities, net of tax	—	—	—	—	(804)	(804)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	839	—	(3,842)	—	—	(3,842)
Repurchase and retirement of common stock under repurchase plan	(3,118)	(3)	(20,312)	(29,685)	—	(50,000)
Stock-based compensation	—	—	7,514	—	—	7,514
Cumulative effect adjustment from adoption of ASU 2016-01	—	—	—	1,058	—	1,058
Cumulative effect adjustment from the adoption of ASC 606	—	—	—	626,288	—	626,288
Balances at March 31, 2018	107,485	$107	$1,196,158	$(74,255)	$(3,012)	$1,118,998

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(26,576)	$(35,689)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	7,189	7,514
Depreciation	4,809	2,942
Amortization of intangible assets	4,988	10,531
Non-cash interest expense and amortization of convertible debt issuance costs	1,678	2,680
Deferred income taxes	(214)	(8,834)
Non-cash restructuring	—	670
Loss on equity investment	81	—
Gain from sale of marketable equity security	—	(155)
(Gain) loss from disposal of property, plant and equipment	98	(45)
Change in operating assets and liabilities:
Accounts receivable	7,372	(761)
Unbilled receivables	44,181	47,778
Prepaid expenses and other assets	(1,153)	(2,236)
Inventories	(1,370)	(595)
Accounts payable	2,171	(1,531)
Accrued salaries and benefits and other liabilities	(4,699)	(1,113)
Income taxes payable	(3,939)	(562)
Deferred revenue	(3,571)	(3,817)
Operating lease liabilities	(2,284)	—
Net cash provided by operating activities	28,761	16,777
Cash flows from investing activities:
Purchases of property, plant and equipment	(664)	(1,688)
Purchases of marketable securities	(131,601)	(79,207)
Maturities of marketable securities	130,772	14,225
Proceeds from sale of property, plant and equipment	—	10
Net cash used in investing activities	(1,493)	(66,660)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	4,856	1,058
Principal payments against lease financing obligation	—	(241)
Payments of taxes on restricted stock units	(3,786)	(4,900)
Payments under installment payment arrangement	(1,240)	—
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	—	(50,000)
Net cash used in financing activities	(170)	(54,083)
Effect of exchange rate changes on cash and cash equivalents	—	483
Net increase (decrease) in cash and cash equivalents	27,098	(103,483)
Cash and cash equivalents at beginning of period	116,252	225,844
Cash and cash equivalents at end of period	$143,350	$122,361

Non-cash investing and financing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$6,828	$286

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
The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2018.
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
For the three months ended March 31, 2019, only MID and RSD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segment was shown under “Other.”
Comparability
Effective January 1, 2019, Rambus adopted the new lease accounting standards. Prior periods were not retrospectively recast, so the consolidated balance sheet as of December 31, 2018 and results of operations for the three months ended March 31, 2018 were prepared using accounting standards that were different than those in effect as of and for the three months ended March 31, 2019. Therefore, the consolidated balance sheets as of March 31, 2019 and December 31, 2018 are not directly comparable, nor are the results of operations for the three months ended March 31, 2019 and 2018.
Reclassifications
Certain prior periods' amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income for any of the periods presented.
2. Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In February 2016, the FASB issued ASU No. 2016-02, "Leases." This ASU requires lessees to recognize right-of-use assets and liabilities for operating leases, initially measured at the present value of the lease payments, on the balance sheet. In addition, it requires lessees to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases," and ASU No. 2018-11, "Leases (Topic 842)," which allow the application of the new guidance at the beginning of the year of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, in addition to the method of applying the new guidance retrospectively to each prior reporting period presented. The amendments in ASU No. 2018-10 and ASU No. 2018-11 have the same effective and transition requirements as ASU 2016-02 (collectively referred to as the "New Leasing Standard").
The Company adopted the New Leasing Standard as of January 1, 2019 using the alternative transition method provided by ASU No. 2018-11 and did not recast comparative periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Additionally, the Company elected the practical expedient related to non-lease components in which the Company will not separate non-lease components from lease components. Finally, the Company made the policy election for the short-term leases exemptions, which allows the Company to not recognize lease assets and liabilities for leases having a term of 12 months or less. Upon adoption, the Company recognized $21.4 million and $23.9 million of lease assets and liabilities, respectively, on its unaudited condensed consolidated balance sheet. The difference between the lease assets and lease liabilities, net of the deferred tax impact which was not material, was recorded as an adjustment to the opening accumulated deficit. Additionally, in accordance with the New Leasing Standard, the Company was required to derecognize the Sunnyvale and Ohio facilities as imputed facility obligations (as accounted for under the previous leasing guidance) and recognize these facilities as operating leases on the unaudited condensed consolidated balance sheet. This change resulted in no longer recognizing interest expense associated with these imputed facility lease obligations, but instead, recognizing operating lease costs which will be included in operating costs and expenses on the unaudited condensed consolidated statement of operations. Furthermore, the Company derecognized $37.6 million of imputed financing obligation related to these facilities and $32.0 million of capitalized building property upon adoption of the New Leasing Standard. The adoption of the New Leasing Standard impacted the Company's opening accumulated deficit by $4.5 million.
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

•
For fixed-fee arrangements (including arrangements that include minimum guaranteed amounts), variable royalty arrangements that the Company has concluded are fixed in substance and the fixed portion of hybrid fixed/variable arrangements, the Company recognizes revenue upon control over the underlying IP use right transferring to the licensee, net of the effect of significant financing components calculated using customer-specific, risk-adjusted lending rates ranging between 3% and 6%, with the related interest income being recognized over time on an effective rate basis. Where a licensee has the contractual right to terminate a fixed-fee arrangement for convenience without any substantive penalty payable upon such termination, the Company applies the guidance in ASU No. 2014-09, Revenue from Contracts with Customers in Accounting Standards Codification (ASC) Topic 606 ("ASC 606" or "the New Revenue Standard") to the duration of the contract in which the parties have present enforceable rights and obligations and only recognizes revenue for amounts that are due and payable.

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
The Company's Ticketing Products Group primarily derives revenue from ticketing services arrangements that systematically consist of a software component, support and maintenance, managed services and hosting services. The software could be hosted by third-party hosting service providers or the Company. All arrangements entered into subsequent to the acquisition preclude customers from taking possession of the software at any time during the hosting term and the Company has concluded that should a customer that was under contract as of the acquisition date ever request possession of the software, the Ticketing Products Group would have the ability to charge the customer, and enforce a claim to payment of a substantive fee in exchange for such right, and that the costs of setting up the environment needed to run the software would act as a significant disincentive to the customer taking possession of the software. Based on the above, the Company concluded that these services are a single performance obligation, with customers simultaneously receiving and consuming the benefits provided by the Ticketing Products Group’s performance, and recognize ticketing services revenue ratably over the term, commencing upon completion of setup activities. The Company recognizes setup fees upon completion. While these activities do not transfer a service to the customer, the Company elected not to defer and amortize these fees over the expected duration of the customer relationship due to the immateriality of the amounts charged.
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
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of March 31, 2019. The contract assets are transferred to receivables when the billing occurs.
The Company’s contract balances were as follows:

	As of
(In thousands)	March 31, 2019	December 31, 2018
Unbilled receivables	$629,435	$673,616
Deferred revenue	15,995	19,566
During the three months ended March 31, 2019, the Company recognized $8.0 million of revenue that was included in the contract balances as of December 31, 2018.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $27.7 million as of March 31, 2019, which the Company primarily expects to recognize over the next 2 years.

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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2019	2018
Net loss per share:	(In thousands, except per share amounts)
Numerator:
Net loss	$(26,576)	$(35,689)
Denominator:
Weighted-average shares outstanding - basic	109,692	109,358
Effect of potential dilutive common shares	—	—
Weighted-average shares outstanding - diluted	109,692	109,358
Basic net loss per share	$(0.24)	$(0.33)
Diluted net loss per share	$(0.24)	$(0.33)
For the three months ended March 31, 2019 and 2018, options to purchase approximately 1.7 million and 1.8 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise and related unrecognized stock-based compensation expense. For the three months ended March 31, 2019 and 2018, an additional 0.9 million and 3.6 million shares, respectively, were excluded from the weighted average dilutive shares because there was a net loss position for the periods.
5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for each of the reportable segments for the three months ended March 31, 2019:

Reportable Segment:	As of December 31, 2018	Effect of Exchange Rates (1)	As of March 31, 2019
	(In thousands)
MID	$66,643	$—	$66,643
RSD	140,535	650	141,185
Total	$207,178	$650	$207,828
(1) Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of
	March 31, 2019
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
	(In thousands)
MID	$66,643	$—	$66,643
RSD	141,185	—	141,185
Other	21,770	(21,770)	—
Total	$229,598	$(21,770)	$207,828
Intangible Assets
The components of the Company’s intangible assets as of March 31, 2019 and December 31, 2018 were as follows:

		As of March 31, 2019
	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$259,389	$(217,734)	$41,655
Customer contracts and contractual relationships	1 to 10 years	67,395	(55,143)	12,252
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	1,600	—	1,600
Total intangible assets		$328,684	$(273,177)	$55,507

		As of December 31, 2018
	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$258,903	$(213,824)	$45,079
Customer contracts and contractual relationships	1 to 10 years	67,667	(54,410)	13,257
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	1,600	—	1,600
Total intangible assets		$328,470	$(268,534)	$59,936

(1) The changes in gross carrying amount and accumulated amortization reflect the effects of exchange rates during the period.

During the three months ended March 31, 2019 and 2018, the Company did not purchase or sell any intangible assets.

Included in customer contracts and contractual relationships are favorable contracts which are acquired software and service agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduces the favorable contract intangible asset. For the three months ended March 31, 2019 and 2018, the Company received $0.5 million and $0.9 million, respectively, related to the favorable contracts. As of March 31, 2019 and December 31, 2018, the net balance of the favorable contract intangible assets was $0.5 million and $0.9 million, respectively.

Amortization expense for intangible assets for the three months ended March 31, 2019 and 2018 was $5.0 million and $10.5 million, respectively. The estimated future amortization of intangible assets as of March 31, 2019 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2019 (remaining 9 months)	$14,903
2020	20,023
2021	13,317
2022	2,062
2023	1,541
Thereafter	2,061
Total amortizable purchased intangible assets	$53,907
In-process research and development	1,600
Total intangible assets	$55,507

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

6.  Segments and Major Customers
For the three months ended March 31, 2019, MID and RSD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.”
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
The tables below present reported segment operating income (loss) for the three months ended March 31, 2019 and 2018, respectively.

	For the Three Months Ended March 31, 2019
	MID	RSD	Other	Total
	(In thousands)
Revenues	$34,490	$13,894	$—	$48,384
Segment operating expenses	23,979	14,221	2,483	40,683
Segment operating income (loss)	$10,511	$(327)	$(2,483)	$7,701
Reconciling items				(39,110)
Operating loss				$(31,409)
Interest and other income (expense), net				5,142
Loss before income taxes				$(26,267)

	For the Three Months Ended March 31, 2018
	MID	RSD	Other	Total
	(In thousands)
Revenues	$33,967	$10,018	$2,441	$46,426
Segment operating expenses	22,949	12,786	5,630	41,365
Segment operating income (loss)	$11,018	$(2,768)	$(3,189)	$5,061
Reconciling items				(48,674)
Operating loss				$(43,613)
Interest and other income (expense), net				4,695
Loss before income taxes				$(38,918)
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at March 31, 2019 and December 31, 2018, respectively, was as follows:

	As of
Customer	March 31, 2019	December 31, 2018
Customer 1 (MID reportable segment)	*	12%
Customer 2 (MID reportable segment)	14%	*
Customer 3 (MID reportable segment)	36%	39%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period
Revenue from the Company’s major customers representing 10% or more of total revenue for the three months ended March 31, 2019 and 2018, respectively, was as follows:

	Three Months Ended
	March 31,
Customer	2019	2018
Customer A (MID reportable segment)	*	34%
Customer B (MID reportable segment)	*	11%
Customer C (MID reportable segment)	19%	*
Customer D (MID reportable segment)	16%	*
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Taiwan	$2,101	$16,110
South Korea	1,281	8,601
USA	34,239	11,221
Japan	2,619	4,034
Europe	3,375	3,866
Canada	1,058	1,410
Singapore	1,884	92
Asia-Other	1,827	1,092
Total	$48,384	$46,426

7. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government-sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years. As of March 31, 2019 and December 31, 2018, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of March 31, 2019
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,849	$10,849	$—	$—	2.35%
U.S. Government bonds and notes	41,479	41,482	—	(3)	2.36%
Corporate notes, bonds, commercial paper and other	212,149	212,209	3	(63)	2.47%
Total cash equivalents and marketable securities	264,477	264,540	3	(66)
Cash	41,389	41,389	—	—
Total cash, cash equivalents and marketable securities	$305,866	$305,929	$3	$(66)

	As of December 31, 2018
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,080	$10,080	$—	$—	2.23%
U.S. Government bonds and notes	32,630	32,634	—	(4)	2.28%
Corporate notes, bonds, commercial paper and other	183,998	184,095	—	(97)	2.37%
Total cash equivalents and marketable securities	226,708	226,809	—	(101)
Cash	51,056	51,056	—	—
Total cash, cash equivalents and marketable securities	$277,764	$277,865	$—	$(101)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Cash equivalents	$101,627	$64,868
Short term marketable securities	162,850	161,840
Total cash equivalents and marketable securities	264,477	226,708
Cash	41,389	51,056
Total cash, cash equivalents and marketable securities	$305,866	$277,764

The Company continues to invest in highly rated quality, highly liquid debt securities. As of March 31, 2019, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018 are as follows:

	Fair Value		Gross Unrealized Loss
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(In thousands)
Less than one year
U.S. Government bonds and notes	$36,490	$32,630	$(3)	$(4)
Corporate notes, bonds and commercial paper	183,849	183,998	(63)	(97)
Total Corporate notes, bonds, and commercial paper and U.S. Government bonds and notes	$220,339	$216,628	$(66)	$(101)

The gross unrealized loss at March 31, 2019 and December 31, 2018 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. There is no need to sell these investments, and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 8, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.
8. Fair Value of Financial Instruments
The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$10,849	$10,849	$—	$—
U.S. Government bonds and notes	41,479	—	41,479	—
Corporate notes, bonds, commercial paper and other	212,149	—	212,149	—
Total available-for-sale securities	$264,477	$10,849	$253,628	$—

	As of December 31, 2018
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$10,080	$10,080	$—	$—
U.S. Government bonds and notes	32,630	—	32,630	—
Corporate notes, bonds, commercial paper and other	183,998	—	183,998	—
Total available-for-sale securities	$226,708	$10,080	$216,628	$—

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
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of March 31, 2019, the Company's 27.7% ownership percentage amounts to a $3.2 million equity interest in this equity investment and it is included in other assets on the accompanying consolidated balance sheets. The Company recorded an immaterial amount in its consolidated statements of operations representing its share of the investee's loss for the three months March 31, 2019.
For the three months ended March 31, 2019 and 2018, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019			As of December 31, 2018
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the "2023 Notes")	$172,500	$143,612	$162,952	$172,500	$141,934	$150,075

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 10, "Convertible Notes," as of March 31, 2019, the 2023 Notes are carried at their aggregate face value of $172.5 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.

9. Leases
The Company leases office space, domestically and internationally, under operating leases. The Company's leases have remaining lease terms between 1 and 4 years. Operating leases are included in operating lease right-of-use ("ROU") assets, operating lease liabilities, and long-term operating lease liabilities in the Company's unaudited condensed consolidated balance sheets. The Company does not have any finance leases. The Company determines if an arrangement is a lease, or contains a lease, at inception. The Company assesses all relevant facts and circumstances in making the determination of the existence of a lease. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of the Company's leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company does not separate non-lease components from lease components.
The Company used its incremental borrowing rate to measure the lease liabilities at the adoption date for its existing operating leases that commenced prior to January 1, 2019 which was based on the remaining lease term and remaining lease payments for such leases. On an ongoing basis, as most of the Company's leases do not provide an implicit rate, the Company will use its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company will use the implicit rate when readily determinable.
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of March 31, 2019 (in thousands):

Years ending December 31,	Amount
2019 (remaining 9 months)	$7,788
2020	6,731
2021	4,860
2022	3,107
2023	643
Thereafter	—
Total minimum lease payments	$23,129
Less: amount of lease payments representing interest	(1,470)
Present value of future minimum lease payments	$21,659
Less: current obligations under leases	(9,351)
Long-term lease obligations	$12,308
As of March 31, 2019, the weighted average remaining lease term for the Company's operating leases is 2.9 years, and the weighted average discount rate used to determine the present value of the Company's operating leases is 4.5%.
Operating lease costs are included in research and development and selling, general and administrative costs on the statement of operations, and were $2.2 million for the three months ended March 31, 2019.
Cash paid for amounts included in the measurement of operating lease liabilities was $2.6 million for the three months ended March 31, 2019.
10. Convertible Notes
The Company’s convertible notes are shown in the following table:

(In thousands)	As of March 31, 2019	As of December 31, 2018
2023 Notes	$172,500	$172,500
Unamortized discount - 2023 Notes	(26,964)	(28,517)
Unamortized debt issuance costs - 2023 Notes	(1,924)	(2,049)
Total convertible notes	$143,612	$141,934
Less current portion	—	—
Total long-term convertible notes	$143,612	$141,934

Interest expense related to the notes for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
2023 Notes coupon interest at a rate of 1.375%	$593	$593
2023 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 4.9%	1,678	1,590
2018 Notes coupon interest at a rate of 1.125%	—	53
2018 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 5.5%	—	1,090
Total interest expense on convertible notes	$2,271	$3,326

11. Commitments and Contingencies
As of March 31, 2019, the Company’s material contractual obligations were as follows (in thousands):

	Total	Remainder of 2019	2020	2021	2022	2023
Contractual obligations (1) (2)
Other contractual obligations	1,283	815	234	234	—	—
Software licenses (3)	8,489	3,997	2,995	1,497	—	—
Convertible notes	172,500	—	—	—	—	172,500
Interest payments related to convertible notes	9,494	1,186	2,372	2,372	2,372	1,192
Total	$191,766	$5,998	$5,601	$4,103	$2,372	$173,692
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $24.5 million including $22.2 million recorded as a reduction of long-term deferred tax assets and $2.3 million in long-term income taxes payable as of March 31, 2019. As noted below in Note 14, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)	For the Company's lease commitments, refer to Note 9, "Leases".

(3)	The Company has commitments with various software vendors for agreements generally having terms longer than one year.
Refer to Note 2, "Recent Accounting Pronouncements" and Note 9, "Leases," for discussion related to the Company's facility leases due to the adoption of the New Leasing Standard on January 1, 2019.

Additionally, the Company's lease-related obligations as of December 31, 2018 were as follows (in thousands):

	Total	2019	2020	2021	2022	2023
Lease-related obligations
Imputed financing obligation (1)	$8,081	$5,677	$2,404	$—	$—	$—
Leases	19,415	5,333	4,883	4,960	3,271	968
Total	$27,496	$11,010	$7,287	$4,960	$3,271	$968
_________________________________________

(1)
With respect to the imputed financing obligation, the main components of the difference between the amount reflected in the table above and the amount reflected on the unaudited condensed consolidated balance sheet are the interest on the imputed financing obligation and the estimated common area expenses over the future periods. The amount includes the amended Ohio lease and the amended Sunnyvale lease.

Indemnification
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification or liability that the Company could be exposed to under these agreements, however, this is not always possible. The fair value of the liability as of March 31, 2019 and December 31, 2018 is not material.
12. Equity Incentive Plans and Stock-Based Compensation
A summary of shares available for grant under the Company’s plan is as follows:

Shares Available for Grant
Shares available as of December 31, 2018	10,074,046
Stock options granted	—
Stock options forfeited	33,967
Nonvested equity stock and stock units granted (1) (2)	(5,907,629)
Nonvested equity stock and stock units forfeited (1)	315,349
Total available for grant as of March 31, 2019	4,515,733
_________________________________________

(1)
For purposes of determining the number of shares available for grant under the 2015 Equity Incentive Plan (the “2015 Plan”) against the maximum number of shares authorized, each share of restricted stock granted reduces the number of shares available for grant by 1.5 shares and each share of restricted stock forfeited increases shares available for grant by 1.5 shares.

(2)
Amount includes approximately 0.9 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in the first quarter of 2019 and discussed under the section titled "Nonvested Equity Stock and Stock Units" below.

General Stock Option Information
The following table summarizes stock option activity under the 2015 Plan for the three months ended March 31, 2019 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2019.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2018	3,235,891	$10.25
Options granted	—	$—
Options exercised	(704,851)	$6.89
Options forfeited	(33,967)	$8.58
Outstanding as of March 31, 2019	2,497,073	$11.22	4.72	$2,779
Vested or expected to vest at March 31, 2019	2,473,989	$11.20	4.69	$2,779
Options exercisable at March 31, 2019	1,972,769	$10.82	3.70	$2,779

Employee Stock Purchase Plan
No purchases were made under the 2015 Employee Stock Purchase Plan ("2015 ESPP") during the three months ended March 31, 2019 and 2018. As of March 31, 2019, approximately 2.3 million shares under the 2015 ESPP remain available for issuance.
Stock-Based Compensation
For the three months ended March 31, 2019 and 2018, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
There were no stock options granted during the three months ended March 31, 2019. During the three months ended March 31, 2019, the Company recorded stock-based compensation expense related to stock options of $0.2 million.
During the three months ended March 31, 2018, the Company granted approximately 0.6 million stock options with an estimated grant-date fair value of $2.3 million. During the three months ended March 31, 2018, the Company recorded stock-based compensation expense related to stock options of $0.6 million.
As of March 31, 2019, there was $3.5 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.
Employee Stock Purchase Plan
For the three months ended March 31, 2019, the Company recorded compensation expense related to the 2015 ESPP of $0.5 million. For the three months ended March 31, 2018, the Company recorded compensation expense related to the 2015 ESPP of $0.5 million. As of March 31, 2019, there was $0.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.
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

Stock Option Plan
Three Months Ended
March 31, 2018
Stock Option Plan
Expected stock price volatility	29%
Risk free interest rate	2.6%
Expected term (in years)	5.8
Weighted-average fair value of stock options granted to employees	$4.24
There were no stock options granted during the three months ended March 31, 2019.
No shares were issued under the 2015 ESPP during the three months ended March 31, 2019 and 2018, respectively.

Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three months ended March 31, 2019, the Company granted nonvested equity stock units totaling approximately 3.4 million shares under the 2015 Plan. During the three months ended March 31, 2018, the Company granted nonvested equity stock units totaling approximately 2.1 million shares under the 2015 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is 1 year. For the three months ended March 31, 2019, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $32.2 million. For the three months ended March 31, 2018, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $26.8 million. During the first quarters of 2019 and 2018, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company's shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the three months ended March 31, 2019, the Company recorded stock-based compensation expense of approximately $6.4 million related to all outstanding nonvested equity stock grants. For the three months ended March 31, 2018, the Company recorded stock-based compensation expense of approximately $6.5 million related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $53.7 million at March 31, 2019. This amount is expected to be recognized over a weighted average period of 2.9 years.
The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2019:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2018	4,859,135	$12.71
Granted	3,389,337	$9.56
Vested	(1,076,198)	$12.49
Forfeited	(170,752)	$11.89
Nonvested at March 31, 2019	7,001,522	$11.24

13.  Stockholders’ Equity
Share Repurchase Program
During the three months ended March 31, 2019, the Company did not repurchase any shares of its common stock under its share repurchase program.
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
As of March 31, 2019, there remained an outstanding authorization to repurchase approximately 3.6 million shares of the Company's outstanding common stock under the current share repurchase program.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

14. Income Taxes

The Company recorded a provision for (benefit from) income taxes of $0.3 million and $(3.2) million for the three months ended March 31, 2019 and 2018, respectively. The provision for income taxes for the three months ended March 31, 2019 is driven by a combination of the valuation allowance recorded on U.S. deferred tax assets and the projected annual effective tax rate for the foreign jurisdictions for 2019. The benefit from income taxes for the three months ended March 31, 2018 is mainly due to projected pretax losses from which the company can benefit from.

During the three months ended March 31, 2019 and 2018, the Company paid withholding taxes of $4.3 million and $6.1 million, respectively.

As of March 31, 2019, the Company’s unaudited condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $165.6 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, the Company assessed the changes in its underlying facts and circumstances and evaluated the realizability of its existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and state deferred tax assets was appropriate. The basis for this conclusion was derived primarily from the fact that the Company completed its forecasting process during the third quarter of 2018. At a domestic level, losses are expected in future periods in part due to the impact of the adoption of ASC 606. In addition, the decrease in the U.S. federal tax rate from 35% to 21% as a result of U.S. tax reform has further reduced the Company's ability to utilize its deferred tax assets. In light of the above factors, the Company concluded that it is not more likely than not that it can realize its U.S. deferred tax assets. As such, during the third quarter of 2018, the Company set up and continues to maintain a full valuation allowance against its U.S. federal deferred tax assets. The Company has U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.
The Company has U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.
As of March 31, 2019, the Company has a total valuation allowance of $179.9 million on U.S. federal, state and foreign deferred tax assets, resulting in net deferred tax liability of $14.3 million.
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

As of March 31, 2019, the Company had approximately $24.5 million of unrecognized tax benefits, including $22.2 million recorded as a reduction of long-term deferred tax assets and $2.3 million in long-term income taxes payable. If recognized, approximately $2.3 million would be recorded as an income tax benefit. As of December 31, 2018, the Company had $23.5 million of unrecognized tax benefits, including $21.4 million recorded as a reduction of long-term deferred tax assets and $2.1 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At March 31, 2019 and December 31, 2018, an immaterial amount of interest and penalties is included in long-term income taxes payable.
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
Executive Summary
During the first quarter of 2019, our buffer chipset revenue increased from the same period last year. Additionally, we expanded our SerDes portfolio with a 32G SerDes PHY to enable 5G infrastructure and a 112G SerDes PHY to enable next-generation 400G and 800G communications systems. Key 2019 first quarter financial results included:

•	Revenue of $48.4 million;

•	Total operating costs and expenses of $79.8 million;

•	Diluted net loss per share of $0.24;

•	Cash flows provided by operating activities of approximately $28.8 million; and

•	Unbilled receivables of $629.4 million as of March 31, 2019.

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

As of March 31, 2019, MID and RSD met quantitative thresholds for disclosure as reportable segments. Results for the remaining operating segment was shown under “Other.” For additional information concerning segment reporting, see Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Revenue Sources

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers in Accounting Standards Codification (ASC) Topic 606 (“ASC 606”, “the New Revenue Standard”) and all the related amendments using the modified retrospective method.
The most significant impacts of the New Revenue Standard relate to the following:

•
Revenue recognized for certain patent and technology licensing arrangements has changed under the New Revenue Standard. Revenue for (i) fixed-fee arrangements (including arrangements that include minimum guaranteed amounts), (ii) variable royalty arrangements that we have concluded are fixed in substance and (iii) the fixed portion of hybrid fixed/variable arrangements is recognized upon control over the underlying intellectual property (“IP”) use right transferring to the licensee rather than upon billing under ASC Topic 605, “Revenue Recognition” (“ASC 605”), net of the effect of significant financing components calculated using customer-specific, risk-adjusted lending rates and recognized over time on an effective rate basis. As a consequence of the acceleration of revenue recognition and for matching purposes, all withholding taxes to be paid over the term of these licensing arrangements were expensed on the date the licensing revenue was recognized.

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

Revenues from royalties accounted for 51% of our consolidated revenue for the three months ended March 31, 2019, as compared to 46% for the three months ended March 31, 2018.

The remainder of our revenue is product revenue, contract services and other revenue, which includes our product sales, IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period. Product revenue accounted for 19% of our consolidated revenue for the three months ended March 31, 2019, as compared to 16% for the three months ended March 31, 2018. Contract and other revenue accounted for 30% of our consolidated revenue for the three months ended March 31, 2019, as compared to 38% for the three months ended March 31, 2018.

Expenses

Cost of product revenue for the three months ended March 31, 2019 increased approximately $0.1 million as compared to the same period in 2018 primarily due to increased cost of sales associated with higher sales of memory products.

Engineering expenses continue to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three months ended March 31, 2019 decreased $4.8 million as compared to the same period in 2018 primarily due to decreased amortization costs of $4.8 million, headcount related expenses of $0.9 million and prototyping costs of $0.5 million, offset by increased consulting costs of $0.7 million, depreciation expense of $0.6 million and facilities costs of $0.5 million

Sales, general and administrative expenses for the three months ended March 31, 2019 decreased $2.6 million as compared to the same period in 2018 primarily due to decreased bonus accrual expense of $0.9 million, headcount related expenses of $0.6 million, sales and marketing costs of $0.5 million, depreciation expense of $0.5 million, consulting costs of $0.4 million and stock-based compensation expense of $0.3 million, offset by increased facilities costs of $0.7 million.
The increase in facilities costs were primarily due to the adoption of ASU No. 2016-02, "Leases," ASU No. 2018-10, "Codification Improvements to Topic 842, Leases," and ASU No. 2018-11, "Leases (Topic 842)" (collectively referred to as the “New Leasing Standard”) beginning in 2019 as discussed in “Results of Operations” of this Form 10-Q.

Intellectual Property

As of March 31, 2019, our semiconductor, security and other technologies are covered by 2,138 U.S. and foreign patents. Additionally, we have 551 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services.

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
We have a high degree of revenue concentration. Our top five customers represented approximately 56% of our revenue for the three months ended March 31, 2019 as compared to 59% for the three months ended March 31, 2018. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 29% of our total revenue for the three months ended March 31, 2019 as compared to 76% for the three months ended March 31, 2018. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, the majority of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk. For additional information concerning international revenue, see Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
Cost of product revenue in the aggregate increased and as a percentage of revenue decreased during the three months ended March 31, 2019 as compared to the same period in the prior year. Engineering costs in the aggregate and as a percentage of revenue decreased during the three months ended March 31, 2019 as compared to the same period in the prior year. Sales, general and administrative expenses in the aggregate and as a percentage of revenue decreased during the three months ended March 31, 2019 as compared to the same period in the prior year. In the near term, we expect these costs in the aggregate to be higher as we intend to continue to make investments in the infrastructure and technologies required to increase our product innovation in semiconductor, security, mobile payments, smart cards and other technologies. In addition, while we have not been involved in material litigation since 2014, to the extent litigation is again necessary, the amount and timing of any future general and administrative costs are uncertain.

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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Royalties	51.4%	46.0%
Product revenue	18.5%	15.8%
Contract and other revenue	30.1%	38.2%
Total revenue	100.0%	100.0%
Operating costs and expenses:
Cost of product revenue*	9.1%	9.4%
Cost of contract and other revenue	14.0%	26.1%
Research and development*	84.0%	86.4%
Sales, general and administrative*	57.1%	65.0%
Restructuring charges	0.7%	7.0%
Total operating costs and expenses	164.9%	193.9%
Operating loss	(64.9)%	(93.9)%
Interest income and other income (expense), net	15.3%	19.6%
Interest expense	(4.7)%	(9.5)%
Interest and other income (expense), net	10.6%	10.1%
Loss before income taxes	(54.3)%	(83.8)%
Provision for (benefit from) income taxes	0.6%	(7.0)%
Net loss	(54.9)%	(76.9)%
_________________________________________
*    Includes stock-based compensation:

Cost of product revenue	0.0%	0.0%
Research and development	6.6%	6.9%
Sales, general and administrative	8.2%	9.3%

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2019	2018	Percentage
Total Revenue
Royalties	$24.8	$21.4	16.3%
Product revenue	9.0	7.3	22.6%
Contract and other revenue	14.6	17.7	(17.9)%
Total revenue	$48.4	$46.4	4.2%

Royalty Revenue

Our royalty revenue, which includes patent and technology license royalties, increased approximately $3.4 million to $24.8 million for the three months ended March 31, 2019 from $21.4 million for the same period in 2018. The increase was due primarily to increased royalties from various customers.
Additionally, on January 1, 2018, we adopted ASC 606. This accounting change will not impact billings or the cash flow from royalty arrangements. Furthermore, we may experience greater variability in quarterly and annual revenue in future periods as a result of the revenue accounting treatment applied to future fixed-fee licensing arrangements.

Furthermore, we are continuously in negotiations for licenses with prospective customers. We expect patent royalties will continue to vary from period to period based on our success in adding new customers, renewing or extending existing agreements, as well as the level of variation in our customers' reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed or hybrid in nature. We also expect that our technology royalties will continue to vary from period to period based on our customers’ shipment volumes, sales prices, and product mix.

Royalty Revenue by Reportable Segments

Royalty revenue from the MID reportable segment decreased approximately $0.1 million to $19.4 million for the three months ended March 31, 2019 from $19.5 million for the same period in 2018. The decrease was due to decreased royalties from various customers.
Royalty revenue from the RSD reportable segment increased approximately $3.9 million to $5.4 million for the three months ended March 31, 2019 from $1.5 million for the same period in 2018. The increase was due primarily to increased royalties from various customers.
Royalty revenue from the Other segment was zero for the three months ended March 31, 2019 and immaterial for the three months ended March 31, 2018.
Product Revenue
Product revenue consists of revenue from the sale of memory and security products. Product revenue increased approximately $1.7 million to $9.0 million for the three months ended March 31, 2019 from $7.3 million for the same period in 2018. The increase was primarily due to higher sales of memory products.
We believe that product revenue will increase in 2019, mainly from the sale of our memory products. Our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers and our ability to meet our customers' demands.
Product Revenue by Reportable Segments
Product revenue from the MID reportable segment increased approximately $2.5 million to $8.8 million for the three months ended March 31, 2019 from $6.3 million for the same period in 2018. The increase was due to higher volume of memory product sales.
Product revenue from the RSD reportable segment was immaterial for both the three months ended March 31, 2019 and 2018.
Product revenue from the Other segment was zero for the three months ended March 31, 2019 and immaterial for the three months ended March 31, 2018.
Contract and Other Revenue
Contract and other revenue consist of revenue from technology development projects. Contract and other revenue decreased approximately $3.1 million to $14.6 million for the three months ended March 31, 2019 from $17.7 million for the same period in 2018. The decrease was primarily due to lower revenue from various memory and security technology development projects.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.
Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment decreased approximately $1.9 million to $6.3 million for the three months ended March 31, 2019 from $8.2 million for the same period in 2018, due to lower revenue from various memory technology projects.
Contract and other revenue from the RSD reportable segment decreased approximately $0.2 million to $8.3 million for the three months ended March 31, 2019 from $8.5 million for the same period in 2018, due to lower revenue from various security technology development projects.
Contract and other revenue from the Other segment was zero for the three months ended March 31, 2019 and immaterial for the three months ended March 31, 2018.

Cost of product revenue:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2019	2018	Percentage
Cost of product revenue	$4.4	$4.3	1.6%
Cost of product revenue increased approximately $0.1 million to $4.4 million for the three months ended March 31, 2019 from $4.3 million for the same period in 2018 primarily due to increased cost of sales associated with higher sales of memory products.
In the near term, we expect costs of product revenue to be higher as we expect higher sales of our various products in 2019 as compared to 2018.
Engineering costs:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2019	2018	Percentage
Engineering costs
Cost of contract and other revenue	$2.9	$3.4	(14.1)%
Amortization of intangible assets	3.9	8.7	(55.8)%
Stock-based compensation	0.0	0.0	—%
Total cost of contract and other revenue	6.8	12.1	(44.1)%
Research and development	37.4	36.9	1.3%
Stock-based compensation	3.2	3.2	0.6%
Total research and development	40.6	40.1	1.3%
Total engineering costs	$47.4	$52.2	(9.3)%
Total engineering costs decreased $4.8 million for the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to decreased amortization costs of $4.8 million, headcount related expenses of $0.9 million and prototyping costs of $0.5 million, offset by increased consulting costs of $0.7 million, depreciation expense of $0.6 million and facilities costs of $0.5 million as discussed below.
On January 1, 2019, we adopted the New Leasing Standard using the alternative transition method. In accordance with the New Leasing Standard, we were required to derecognize the Sunnyvale and Ohio facilities as imputed facility obligations (as accounted for under the previous leasing guidance) and recognize these facilities as operating leases. This change resulted in no longer recognizing interest expense associated with these imputed facility lease obligations, but instead, recognizing lease expense which would be included in operating costs and expenses. For additional information on the impact of the new accounting standard on our leases, see Note 2, “Recent Accounting Pronouncements” and Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
In the near term, we expect engineering costs to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, general and administrative costs:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2019	2018	Percentage
Sales, general and administrative costs
Sales, general and administrative costs	$23.6	$25.9	(8.5)%
Stock-based compensation	4.0	4.3	(7.9)%
Total sales, general and administrative costs	$27.6	$30.2	(8.5)%
Total sales, general and administrative costs decreased $2.6 million for the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to decreased bonus accrual expense of $0.9 million, headcount related expenses of

$0.6 million, sales and marketing costs of $0.5 million, depreciation expense of $0.5 million, consulting costs of $0.4 million and stock-based compensation expense of $0.3 million, offset by increased facilities costs of $0.7 million primarily due to the adoption of the New Leasing Standard beginning in 2019 as discussed above.
In the future, sales, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative costs to remain relatively flat.
Restructuring charges:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2019	2018	Percentage
Restructuring charges	$0.3	$3.2	(89.8)%

During the first quarter of 2018, we announced our plans to close our lighting division and manufacturing operations in Brecksville, Ohio. We believed that such business was not core to our strategy and growth objectives. During the first quarter of 2019, we recorded additional restructuring charges of $0.3 million related to the facility due to a change in the estimated costs to close the facility.

Interest and other income (expense), net:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2019	2018	Percentage
Interest income and other income (expense), net	$7.4	$9.1	(18.7)%
Interest expense	(2.3)	(4.4)	(48.6)%
Interest and other income (expense), net	$5.1	$4.7	9.5%
Interest income and other income (expense), net, consists primarily of interest income related to the interest income of $5.7 million for the three months ended March 31, 2019, due to the significant financing component of licensing agreements as a result of the adoption of the New Revenue Standard as of January 1, 2018 as well as interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
Beginning January 1, 2019, interest expense primarily consists of interest expense associated with the non-cash interest expense related to the amortization of the debt discount and issuance costs on the 1.375% convertible senior notes due 2023 (the “2023 Notes”) and the 1.125% convertible senior notes due 2018 (the “2018 Notes”), as well as the coupon interest related to these notes. We expect our non-cash interest expense to increase steadily as the notes reach maturity.
Prior to 2019, interest expense also included the interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities. In accordance with the New Leasing Standard, we were required to derecognize the Sunnyvale and Ohio facilities as imputed facility obligations (as accounted for under the previous leasing standard) and recognize these facilities as operating leases. This change resulted in no longer recognizing interest expense associated with these imputed facility lease obligations, but instead, recognizing lease expense which would be included in operating costs and expenses. For additional information on the impact of the new accounting standard on our leases, see Note 2, “Recent Accounting Pronouncements” and Note 9, “Leases,” of the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Provision for (benefit from) income taxes:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2019	2018	Percentage
Provision for (benefit from) income taxes	$0.3	$(3.2)	NM*
Effective tax rate	(1.2)%	8.3%
_____________________________________

*	NM — percentage is not meaningful
The provision for income taxes reported for the three months ended March 31, 2019 is driven by a combination of the valuation allowance recorded on U.S. deferred tax assets and the projected annual effective tax rate for the foreign jurisdictions for 2019. Our income tax benefit and provision for the three months ended March 31, 2019 and 2018 reflects an effective tax rate of (1.2)% and 8.3% respectively. Our effective tax rate for the three months ended March 31, 2019 differed from the statutory rate primarily due to U.S. and foreign current taxes payable and no benefit for current losses due to the full valuation allowance against U.S. deferred tax assets. Our effective tax rate for the three months ended March 31, 2018 was different from the U.S. statutory tax rate primarily due to projected pretax losses from which we can benefit from.

We recorded a provision for income taxes of $0.3 million for the three months ended March 31, 2019. We recorded a benefit from income taxes of $(3.2) million for the three months ended March 31, 2018. During the three months ended March 31, 2019 and 2018, we paid withholding taxes of $4.3 million and $6.1 million, respectively.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, we assessed the changes in our underlying facts and circumstances and evaluated the realizability of our existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and California deferred tax assets was appropriate at that time. The basis for the conclusion was derived primarily from the fact that we completed our forecasting process during the third quarter of 2018. At a domestic level, losses were expected in future periods in part due to the impact of the adoption of ASC 606. In addition, the decrease in the U.S. federal tax rate from 35% to 21% as a result of U.S. tax reform had further reduced our ability to utilize our deferred tax assets. In light of the above factors, we concluded that it was not more likely than not that we could realize our U.S. deferred tax assets. As such, during the third quarter of 2018, we set up and continue to maintain a full valuation allowance against our U.S. federal deferred tax assets.
We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.
As of March 31, 2019, we have a total valuation allowance of $179.9 million on U.S. federal, state and foreign deferred tax assets, resulting in net deferred tax liability of $14.3 million.
Liquidity and Capital Resources

	As of
	March 31, 2019	December 31, 2018
	(In millions)
Cash and cash equivalents	$143.0	$115.9
Marketable securities	162.9	161.9
Total cash, cash equivalents, and marketable securities	$305.9	$277.8

	Three Months Ended
	March 31,
	2019	2018
	(In millions)
Net cash provided by operating activities	$28.8	$16.8
Net cash used in investing activities	$(1.5)	$(66.7)
Net cash used in financing activities	$(0.2)	$(54.1)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the three months ended March 31, 2019 were funded primarily from cash collected from our customers.
We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive gain (loss) for a sufficient period of time to allow for recovery of the principal amounts invested. Further, we have no significant exposure to European sovereign debt. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies.

As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisitions that are aligned with our core business and designed to supplement our growth.

To provide us with more flexibility in returning capital to our stockholders, on January 21, 2015, our Board authorized a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. During the three months ended March 31, 2019, we did not repurchase any shares of our common stock under our share repurchase program.

As of March 31, 2019, there remained an outstanding authorization to repurchase approximately 3.6 million shares of our outstanding common stock under the current share repurchase program. See “Share Repurchase Program” below.

Operating Activities

Cash provided by operating activities of $28.8 million for the three months ended March 31, 2019 was primarily attributable to the cash generated from customer licensing, software license and related implementation, support and maintenance fees, product sales and engineering services fees. Changes in operating assets and liabilities for the three months ended March 31, 2019 primarily included increases in inventory and prepaids and other current assets, offset by decreases in accounts receivable, unbilled receivables, deferred revenue, and accrued salaries and benefits and other liabilities mainly due to the payout of the Corporate Incentive Plan.
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
Investing Activities
Cash used in investing activities of $1.5 million for the three months ended March 31, 2019 primarily consisted of purchases of available-for-sale marketable securities of $131.6 million and $0.7 million paid to acquire property, plant and equipment, offset by proceeds from the maturities of available-for-sale marketable securities of $130.8 million.
Cash used in investing activities of $66.7 million for the three months ended March 31, 2018 primarily consisted of purchases of available-for-sale marketable securities of $79.2 million and $1.7 million paid to acquire property, plant and equipment, offset by proceeds from the maturities of available-for-sale marketable securities of $14.2 million.
Financing Activities
Cash used in financing activities of $0.2 million for the three months ended March 31, 2019 was primarily due to $3.8 million in payments of taxes on restricted stock units and $1.2 million in payments under installment payment arrangements to acquire fixed assets, offset by $4.9 million proceeds from the issuance of common stock under equity incentive plans.
Cash used in financing activities of $54.1 million for the three months ended March 31, 2018 was primarily due to an aggregate payment of $50.0 million to Citibank N.A., as part of our accelerated share repurchase program, and $4.9 million in payments of taxes on restricted stock units, offset by $1.1 million proceeds from the issuance of common stock under equity incentive plans.

Contractual Obligations
As of March 31, 2019, our material contractual obligations were (in thousands):

	Total	Remainder of 2019	2020	2021	2022	2023
Contractual obligations (1) (2)
Other contractual obligations	1,283	815	234	234	—	—
Software licenses (3)	8,489	3,997	2,995	1,497	—	—
Convertible notes	172,500	—	—	—	—	172,500
Interest payments related to convertible notes	9,494	1,186	2,372	2,372	2,372	1,192
Total	$191,766	$5,998	$5,601	$4,103	$2,372	$173,692
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $24.5 million including $22.2 million recorded as a reduction of long-term deferred tax assets and $2.3 million in long-term income taxes payable as of March 31, 2019. As noted in Note 14, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

(2)	For our lease commitments, refer to Note 9, "Leases," of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

(3)	We have commitments with various software vendors for agreements generally having terms longer than one year.
Share Repurchase Program
During the three months ended March 31, 2019, we did not repurchase any shares of our common stock under our share repurchase program.
On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan.
As of March 31, 2019, there remained an outstanding authorization to repurchase approximately 3.6 million shares of our outstanding common stock under the current share repurchase program.

We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) goodwill, (3) intangible assets, (4) income taxes and (5) stock-based compensation. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of March 31, 2019, we had an investment portfolio of fixed income marketable securities of $264.5 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of March 31, 2019, the fair value of the portfolio would decline by approximately $0.4 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the Netherlands and the United Kingdom, design centers in Canada, India and Finland and small business development offices in Australia, China, Japan, Korea, Singapore and Taiwan. We monitor our foreign currency exposure; however, as of March 31, 2019, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 56% and 59% of our revenue for the three months ended March 31, 2019 and 2018, respectively. Additionally, our top five customers represented approximately 49% and 55% of our revenues for the years ended December 31, 2018 and 2017, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future.

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

The process of persuading customers to adopt and license our chip interface, data security, and other technologies can be lengthy.  Even if successful, there can be no assurance that our technologies will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each customer. The length of time it takes to establish a new licensing relationship can take many months or even years. We may incur costs in any particular period before any associated revenue stream begins, if at all. If our marketing and sales efforts are very lengthy or unsuccessful, then we may face a material adverse effect on our business and results of operations as a result of failure to obtain or an undue delay in obtaining royalties.

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

We prepare our financial statements in accordance with accounting principles generally accepted in the United States and these principles are subject to interpretation by the SEC and various bodies. A change in these principles or application guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For instance, we adopted ASC 842, the New Leasing Standard, effective for us on January 1, 2019, using the alternative transition method and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2019. We also adopted ASC 606, the New Revenue Standard, effective for us on January 1, 2018, on a modified retrospective basis, with a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2018. The New Revenue Standard materially impacted the timing of revenue recognition for our fixed-fee intellectual property (IP) licensing arrangements (including certain fixed-fee agreements that license our existing IP portfolio as well as IP added to our portfolio during the license term) as a majority of such revenue would be recognized at inception of the license term, as opposed to over time as is the case under prior U.S. GAAP, and we are required to compute and recognize interest income over time for certain licensing arrangements as control over the IP generally transfers significantly in advance of cash being received from customers. The impact of the adoption of the New Revenue Standard did not have a material impact on our other revenue streams. We have also enhanced the form and content of some of our guidance metrics that we provide following implementation of the New Revenue Standard. We expect that any change to current revenue recognition practices may significantly increase volatility in our quarterly revenue, financial results and trends, and may impact our stock price.

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

We may have to incur debt or issue equity securities to pay for any future acquisition, which debt could involve restrictive covenants or which equity security issuance could be dilutive to our existing stockholders. We may also use cash to pay for any future acquisitions which will reduce our cash balance.

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

For the three months ended March 31, 2019 and 2018, revenues received from our international customers constituted approximately 29% and 76%, respectively, of our total revenue. Additionally, for the years ended December 31, 2018 and 2017, revenues received from our international customers constituted approximately 44% and 58%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

•	our signing or not signing new licenses and the loss of strategic relationships with any customer;

•	announcements of technological innovations or new products by us, our customers or our competitors;

•	changes in our strategies, including changes in our licensing focus and/or acquisitions or dispositions of companies or businesses with business models or target markets different from our core;

•	positive or negative reports by securities analysts as to our expected financial results and business developments;

•	developments with respect to patents or proprietary rights and other events or factors;

•	new litigation and the unpredictability of litigation results or settlements;

•	repurchases of our common stock on the open market;

•	issuance of additional securities by us, including in acquisitions, or large cash payments, including in acquisitions; and

•	changes in accounting pronouncements, including the effects of ASC 606 and ASC 842.

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
In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. While we generally do not indemnify our customers, some of our agreements provide for indemnification, and some require us to provide technical support and information to a customer that is involved in litigation involving use of our technology. In addition, we may be exposed to indemnification obligations, risks and liabilities that were unknown at the time of acquisitions, including with respect to our acquisitions of SCS, the assets of the Snowbush IP group and the Memory Interconnect Business, and we may agree to indemnify others in the future. Any of these indemnification and support obligations could result in substantial and material expenses. In addition to the time and expense required for us to indemnify or supply such support to our customers, a customer's development, marketing and sales of licensed semiconductors, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition as a result of lower or no royalty payments.

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

RAMBUS INC.

Date: May 3, 2019	By:	/s/ Rahul Mathur
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)