Form 10-Q
period 2019-06-30
RAMBUS INC
filed 2019-08-02
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-22339
_______________________________
RAMBUS INC.
(Exact name of registrant as specified in its charter)
_______________________________

Delaware	94-3112828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 Enterprise Way			94089
Suite 700
Sunnyvale	,	California
(Address of principal executive offices)			(ZIP Code)
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
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 111,127,444 as of June 30, 2019.

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

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Effects of security breaches or failures in our or our customers’ products and services on our business;

•	Engineering, sales and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses, operations and expansion;

•	Effects of changes in the economy and credit market on our industry and business;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Effects of government regulations on our industry and business;

•	Manufacturing, shipping and supply partners and/or sale and distribution channels;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements, including the adoption of the new leasing standard in 2019 on our financial position and results of operations;

•	Effective tax rates, including as a result of the new U.S. tax legislation;

•	Restructurings and plans of termination;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	The level and terms of our outstanding debt and the repayment or financing of such debt;

•	Protection of intellectual property;

•	Any changes in laws, agency actions and judicial rulings that may impact the ability to enforce intellectual property rights;

•	Indemnification and technical support obligations;

•	Equity repurchase plans;

•	Issuances of debt or equity securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Effects of fluctuations in currency exchange rates;

•	Outcome and effect of potential future intellectual property litigation and other significant litigation; and

•	Likelihood of paying dividends.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$114,186	$115,924
Marketable securities	223,532	161,840
Accounts receivable	28,225	50,863
Unbilled receivables	177,897	176,613
Inventories	9,326	6,772
Assets held for sale	78,388	—
Prepaids and other current assets	9,350	15,738
Total current assets	640,904	527,750
Intangible assets, net	29,748	59,936
Goodwill	153,144	207,178
Property, plant and equipment, net	41,590	57,028
Operating lease right-of-use assets	16,081	—
Deferred tax assets	4,399	4,435
Unbilled receivables, long-term	419,532	497,003
Other assets	6,763	7,825
Total assets	$1,312,161	$1,361,155
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,794	$7,392
Accrued salaries and benefits	13,966	16,938
Deferred revenue	6,448	19,374
Income taxes payable, short-term	17,461	16,390
Operating lease liabilities	8,381	—
Liabilities held for sale	13,706	—
Other current liabilities	16,668	9,191
Total current liabilities	84,424	69,285
Convertible notes, long-term	145,314	141,934
Long-term imputed financing obligation	—	36,297
Long-term operating lease liabilities	9,548	—
Long-term income taxes payable	69,359	77,280
Other long-term liabilities	30,290	24,247
Total liabilities	338,935	349,043
Commitments and contingencies (Notes 11 and 15)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at June 30, 2019 and December 31, 2018	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 111,127,444 shares at June 30, 2019 and 109,017,708 shares at December 31, 2018	111	109
Additional paid-in capital	1,246,877	1,226,588
Accumulated deficit	(263,381)	(204,294)
Accumulated other comprehensive loss	(10,381)	(10,291)
Total stockholders’ equity	973,226	1,012,112
Total liabilities and stockholders’ equity	$1,312,161	$1,361,155
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Revenue:
Royalties	$27,050	$30,049	$51,903	$51,423
Product revenue	16,031	8,087	24,995	15,400
Contract and other revenue	15,216	18,322	29,783	36,061
Total revenue	58,297	56,458	106,681	102,884
Operating costs and expenses:
Cost of product revenue*	6,310	4,199	10,737	8,556
Cost of contract and other revenue	6,717	11,089	13,488	23,211
Research and development*	37,890	37,696	78,509	77,813
Sales, general and administrative*	24,908	24,483	52,553	54,681
Restructuring charges (recoveries)	2,528	(1,022)	2,859	2,223
Impairment of assets held for sale	16,990	—	16,990	—
Total operating costs and expenses	95,343	76,445	175,136	166,484
Operating loss	(37,046)	(19,987)	(68,455)	(63,600)
Interest income and other income (expense), net	6,972	8,249	14,385	17,365
Interest expense	(2,534)	(4,634)	(4,805)	(9,055)
Interest and other income (expense), net	4,438	3,615	9,580	8,310
Loss before income taxes	(32,608)	(16,372)	(58,875)	(55,290)
Provision for (benefit from) income taxes	4,372	(1,015)	4,681	(4,244)
Net loss	$(36,980)	$(15,357)	$(63,556)	$(51,046)
Net loss per share:
Basic	$(0.33)	$(0.14)	$(0.58)	$(0.47)
Diluted	$(0.33)	$(0.14)	$(0.58)	$(0.47)
Weighted average shares used in per share calculation:
Basic	110,875	107,737	110,287	108,542
Diluted	110,875	107,737	110,287	108,542
_________________________________________
*    Includes stock-based compensation:

Cost of product revenue	$1	$2	$2	$5
Research and development	$3,058	$3,286	$6,268	$6,478
Sales, general and administrative	$4,021	$(1,400)	$7,999	$2,919

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Net loss	$(36,980)	$(15,357)	$(63,556)	$(51,046)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,749)	(4,660)	(174)	(1,771)
Unrealized gain (loss) on marketable securities, net of tax	36	112	84	(692)
Total comprehensive loss	$(38,693)	$(19,905)	$(63,646)	$(53,509)

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Shares	Amount				Total
	(In thousands)
Balances at March 31, 2019	110,396	$110	$1,234,846	$(226,401)	$(8,668)	$999,887
Net loss	—	—	—	(36,980)	—	(36,980)
Foreign currency translation adjustment	—	—	—	—	(1,749)	(1,749)
Unrealized gain on marketable securities, net of tax	—	—	—	—	36	36
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	731	1	4,951	—	—	4,952
Stock-based compensation	—	—	7,080	—	—	7,080
Balances at June 30, 2019	111,127	$111	$1,246,877	$(263,381)	$(10,381)	$973,226

	For the Three Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Shares	Amount				Total
	(In thousands)
Balances at March 31, 2018	107,485	$107	$1,196,158	$(74,255)	$(3,012)	$1,118,998
Net loss	—	—	—	(15,357)	—	(15,357)
Foreign currency translation adjustment	—	—	—	—	(4,660)	(4,660)
Unrealized gain on marketable securities, net of tax	—	—	—	—	112	112
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	528	1	4,534	—	—	4,535
Repurchase and retirement of common stock under repurchase plan	(668)	(1)	7,741	(7,771)	—	(31)
Stock-based compensation	—	—	1,888	—	—	1,888
Balances at June 30, 2018	107,345	$107	$1,210,321	$(97,383)	$(7,560)	$1,105,485

	For the Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Shares	Amount				Total
	(In thousands)
Balances at December 31, 2018	109,018	$109	$1,226,588	$(204,294)	$(10,291)	$1,012,112
Net loss	—	—	—	(63,556)	—	(63,556)
Foreign currency translation adjustment	—	—	—	—	(174)	(174)
Unrealized gain on marketable securities, net of tax	—	—	—	—	84	84
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	2,109	2	6,020	—	—	6,022
Stock-based compensation	—	—	14,269	—	—	14,269
Cumulative effect adjustment from adoption of ASC 842	—	—	—	4,469	—	4,469
Balances at June 30, 2019	111,127	$111	$1,246,877	$(263,381)	$(10,381)	$973,226

	For the Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Shares	Amount				Total
	(In thousands)
Balances at December 31, 2017	109,764	$110	$1,212,798	$(636,227)	$(5,097)	$571,584
Net loss	—	—	—	(51,046)	—	(51,046)
Foreign currency translation adjustment	—	—	—	—	(1,771)	(1,771)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(692)	(692)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,367	1	692	—	—	693
Repurchase and retirement of common stock under repurchase plan	(3,786)	(4)	(12,571)	(37,456)	—	(50,031)
Stock-based compensation	—	—	9,402	—	—	9,402
Cumulative effect adjustment from adoption of ASU 2016-01	—	—	—	1,058	—	1,058
Cumulative effect adjustment from the adoption of ASC 606	—	—	—	626,288	—	626,288
Balances at June 30, 2018	107,345	$107	$1,210,321	$(97,383)	$(7,560)	$1,105,485

See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(63,556)	$(51,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	14,269	9,402
Depreciation	9,932	5,529
Amortization of intangible assets	9,910	19,269
Non-cash interest expense and amortization of convertible debt issuance costs	3,379	5,396
Impairment of assets held for sale	16,990	—
Deferred income taxes	(266)	(10,202)
Non-cash restructuring	—	670
Loss on equity investment	175	—
Gain from sale of marketable equity security	—	(291)
Gain from sale of assets held for sale	—	(1,266)
Loss from disposal of property, plant and equipment	153	47
Change in operating assets and liabilities:
Accounts receivable	19,028	(13,665)
Unbilled receivables	75,328	67,905
Prepaid expenses and other assets	4,636	(2,615)
Inventories	(2,593)	(1,040)
Accounts payable	1,080	(798)
Accrued salaries and benefits and other liabilities	(773)	4,780
Income taxes payable	(6,966)	(5,204)
Deferred revenue	(8,740)	(6,441)
Operating lease liabilities	(4,526)	—
Net cash provided by operating activities	67,460	20,430
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,783)	(5,287)
Purchases of marketable securities	(277,706)	(79,207)
Maturities of marketable securities	216,382	131,823
Proceeds from sale of equity security	—	1,350
Proceeds from sale of assets held for sale	—	3,754
Investment in privately-held company	(1,000)	—
Proceeds from sale of property, plant and equipment	—	10
Net cash provided by (used in) investing activities	(65,107)	52,443
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	10,219	5,850
Principal payments against lease financing obligation	—	(499)
Payments of taxes on restricted stock units	(4,271)	(5,195)
Payments under installment payment arrangement	(2,480)	—
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	—	(50,031)
Net cash provided by (used in) financing activities	3,468	(49,875)
Effect of exchange rate changes on cash and cash equivalents	—	(558)
Less: net decrease in cash classified within assets held for sale	(7,545)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,724)	22,440
Cash, cash equivalents and restricted cash at beginning of period	116,252	225,844
Cash, cash equivalents and restricted cash at end of period	$114,528	$248,284

Non-cash investing and financing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$26,762	$1,793

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of June 30, 2019 and December 31, 2018:
	June 30, 2019	December 31, 2018
Cash and cash equivalents	$114,186	$115,924
Restricted cash	342	328
Cash, cash equivalents and restricted cash	$114,528	$116,252

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
For the three and six months ended June 30, 2019, only MID and RSD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segment were shown under “Other.”
Comparability
Effective January 1, 2019, Rambus adopted the new lease accounting standards. Prior periods were not retrospectively recast, so the consolidated balance sheet as of December 31, 2018 and the results of operations for the three and six months ended June 30, 2018 were prepared using accounting standards that were different than those in effect as of and for the three and six months ended June 30, 2019. Therefore, the consolidated balance sheets as of June 30, 2019 and December 31, 2018 are not directly comparable, nor are the results of operations for the three and six months ended June 30, 2019 and 2018.
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
Recent Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The amendments in this ASU remove certain disclosures, modify certain disclosures and add additional disclosures. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. The Company is currently evaluating the impact that this guidance will have on its condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13. The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04)," which provided certain improvements to various ASUs, including ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments-Credit Losses (Topic 326)," which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. These ASUs and the related amendments are effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact that this guidance will have on its financial condition and results of operations.
3. Revenue Recognition
The Company recognizes revenue upon transfer of control of promised goods and services in an amount that reflects the consideration it expects to receive in exchange for those goods and services. Unless indicated otherwise below, all of the goods and services are distinct and are accounted for as separate performance obligations.
Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling price basis. The Company has established standalone selling prices for all of its offerings - specifically, the same pricing methodology is consistently applied to all licensing arrangements; all services offerings are priced within tightly controlled bands and all contracts that include support and maintenance state a renewal rate or price that is systematically enforced.
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
1.Royalty Revenue
Rambus’ patent and technology licensing arrangements generally range between 1 year and 7 years in duration and generally grant the licensee the right to use the Company's entire IP portfolio as it evolves over time. These arrangements do not typically grant the licensee the right to terminate for convenience and where such rights exist, termination is prospective, with no refund of fees already paid by the licensee. There is no interdependency or interrelation between the IP included in the portfolio licensed upon contract inception and any IP subsequently made available to the licensee, and the Company would be able to fulfill its promises by transferring the portfolio and the additional IP use rights independently. However, the numbers of additions to, and removals from the portfolio (for example when a patent expires and renewal is not granted to the Company) in any given period have historically been relatively consistent; as such, the Company does not allocate the transaction price between the rights granted at contract inception and those subsequently granted over time as a function of these additions.
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
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of June 30, 2019. The contract assets are transferred to receivables when the billing occurs.
The Company’s contract balances were as follows:

	As of
(In thousands)	June 30, 2019	December 31, 2018
Unbilled receivables	$597,429	$673,616
Deferred revenue	6,448	19,566

During the three and six months ended June 30, 2019, the Company recognized $8.1 million and $16.1 million, respectively, of revenue that was included in the contract balances as of December 31, 2018.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $19.6 million as of June 30, 2019, which the Company primarily expects to recognize over the next 2 years.

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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss per share:	(In thousands, except per share amounts)
Numerator:
Net loss	$(36,980)	$(15,357)	$(63,556)	$(51,046)
Denominator:
Weighted-average shares outstanding - basic	110,875	107,737	110,287	108,542
Effect of potential dilutive common shares	—	—	—	—
Weighted-average shares outstanding - diluted	110,875	107,737	110,287	108,542
Basic net loss per share	$(0.33)	$(0.14)	$(0.58)	$(0.47)
Diluted net loss per share	$(0.33)	$(0.14)	$(0.58)	$(0.47)
For the three months ended June 30, 2019 and 2018, options to purchase approximately 1.1 million and 1.3 million shares, respectively, and for the six months ended June 30, 2019 and 2018, options to purchase approximately 1.2 million and 1.4 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise and related unrecognized stock-based compensation expense. For the three and six months ended June 30, 2019, an additional 1.6 million and 1.5 million shares, respectively, and for the three and six months ended June 30, 2018, an additional 3.4 million and 3.7 million shares, respectively, were excluded from the weighted average dilutive shares because there was a net loss position for the periods.
5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for each of the reportable segments for the six months ended June 30, 2019:

Reportable Segment:	As of December 31, 2018	Reclassifications to Assets Held for Sale (1)	Effect of Exchange Rates (2)	As of June 30, 2019

MID	$66,643	$—	$—	$66,643
RSD	140,535	(53,882)	(152)	86,501
Total	$207,178	$(53,882)	$(152)	$153,144
______________________________________

(1)	Refer to Note 16, "Assets and Liabilities Held for Sale," for additional information.

(2)	Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of
	June 30, 2019
Reportable Segment:	Gross Carrying Amount	Accumulated Impairment Losses	Reclassifications to Assets Held for Sale (1)	Net Carrying Amount
	(In thousands)
MID	$66,643	$—	$—	$66,643
RSD	140,383	—	(53,882)	86,501
Other	21,770	(21,770)	—	—
Total	$228,796	$(21,770)	$(53,882)	$153,144

______________________________________

(1)	Refer to Note 16, "Assets and Liabilities Held for Sale," for additional information.

Intangible Assets, Net
The components of the Company’s intangible assets as of June 30, 2019 and December 31, 2018 were as follows:

		As of June 30, 2019
	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
		(In thousands)
Existing technology	3 to 10 years	$234,620	$(208,188)	$26,432
Customer contracts and contractual relationships	1 to 10 years	34,693	(32,977)	1,716
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	1,600	—	1,600
Total intangible assets		$271,213	$(241,465)	$29,748
_________________________________________

(1)
As of June 30, 2019, the Company had reclassified approximately $19.8 million of net intangible assets related to the RSD segment to assets held for sale. Refer to Note 16, "Assets and Liabilities Held for Sale," for additional information.

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

_________________________________________

(1)	The changes in gross carrying amount and accumulated amortization reflect the effects of exchange rates during the period.

During the three and six months ended June 30, 2019 and 2018, the Company did not purchase or sell any intangible assets.

Included in customer contracts and contractual relationships are favorable contracts which are acquired software and service agreements where the Company has no performance obligations. Cash received from these acquired favorable contracts reduces the favorable contract intangible asset. For the three months ended June 30, 2019 and 2018, the Company received $0.2 million and $0.3 million, respectively, related to the favorable contracts. For the six months ended June 30, 2019 and 2018, the Company received $0.7 million and $1.0 million, respectively, related to the favorable contracts. As of June 30, 2019, the net balance of the favorable contract intangible assets was classified as an asset held for sale. Refer to Note 16, "Assets and Liabilities Held for Sale," for additional information. As of December 31, 2018, the net balance of the favorable contract intangible assets was $0.9 million.

Amortization expense for intangible assets for the three and six months ended June 30, 2019 was $4.9 million and $9.9 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2018 was $8.7 million and $19.3 million, respectively. The estimated future amortization of intangible assets as of June 30, 2019 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2019 (remaining 6 months)	$5,968
2020	11,905
2021	8,078
2022	1,261
2023	740
Thereafter	196
Total amortizable purchased intangible assets	$28,148
In-process research and development	1,600
Total intangible assets	$29,748

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

6.  Segments and Major Customers
For the three and six months ended June 30, 2019, MID and RSD were reportable segments as each of them met the quantitative thresholds for disclosure as a reportable segment. The results of the remaining operating segments were shown under “Other.”
The Company evaluates the performance of its segments based on segment operating income (loss), which is defined as revenue minus segment operating expenses. Segment operating expenses are comprised of direct operating expenses.
Segment operating expenses do not include sales, general and administrative expenses and the allocation of certain expenses managed at the corporate level, such as stock-based compensation, amortization, and certain bonus and acquisition costs. The “Reconciling Items” category includes these unallocated sales, general and administrative expenses, as well as corporate level expenses.
The tables below present reported segment operating income (loss) for the three and six months ended June 30, 2019 and 2018, respectively.

	For the Three Months Ended June 30, 2019				For the Six Months Ended June 30, 2019
	MID	RSD	Other	Total	MID	RSD	Other	Total
	(In thousands)				(In thousands)
Revenues	$45,452	$12,845	$—	$58,297	$79,942	$26,739	$—	$106,681
Segment operating expenses	25,440	12,690	2,004	40,134	49,419	26,911	4,487	80,817
Segment operating income (loss)	$20,012	$155	$(2,004)	$18,163	$30,523	$(172)	$(4,487)	$25,864
Reconciling items				(55,209)				(94,319)
Operating loss				$(37,046)				$(68,455)
Interest and other income (expense), net				4,438				9,580
Loss before income taxes				$(32,608)				$(58,875)

	For the Three Months Ended June 30, 2018				For the Six Months Ended June 30, 2018
	MID	RSD	Other	Total	MID	RSD	Other	Total
	(In thousands)				(In thousands)
Revenues	$34,976	$21,482	$—	$56,458	$68,965	$31,478	$2,441	$102,884
Segment operating expenses	22,597	14,893	3,209	40,699	45,546	27,678	8,840	82,064
Segment operating income (loss)	$12,379	$6,589	$(3,209)	$15,759	$23,419	$3,800	$(6,399)	$20,820
Reconciling items				(35,746)				(84,420)
Operating loss				$(19,987)				$(63,600)
Interest and other income (expense), net				3,615				8,310
Loss before income taxes				$(16,372)				$(55,290)
The Company’s CODM does not review information regarding assets on an operating segment basis. Additionally, the Company does not record intersegment revenue or expense.
Accounts receivable from the Company's major customers representing 10% or more of total accounts receivable at June 30, 2019 and December 31, 2018, respectively, was as follows:

	As of
Customer	June 30, 2019	December 31, 2018
Customer 1 (MID reportable segment)	30%	39%
Customer 2 (MID reportable segment)	11%	*
Customer 3 (MID reportable segment)	*	12%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and six months ended June 30, 2019 and 2018, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2019	2018	2019	2018
Customer A (MID reportable segment)	15%	*	*	*
Customer B (MID and RSD reportable segment)	14%	*	15%	*
Customer C (MID reportable segment)	11%	*	11%	*
Customer D (MID and RSD reportable segments)	*	28%	*	16%
Customer E (MID and RSD reportable segments)	*	15%	*	*
Customer F (MID reportable segment)	*	11%	*	*
Customer G (MID reportable segment)	*	*	*	15%
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Taiwan	$12,760	$348	$14,861	$16,458
South Korea	758	1,666	2,039	10,267
USA	29,964	29,864	64,203	41,085
Japan	2,527	12,278	5,146	16,312
Europe	2,640	3,605	6,015	7,471
Canada	1,423	1,885	2,481	3,295
Singapore	4,725	6,058	6,609	6,150
Asia-Other	3,500	754	5,327	1,846
Total	$58,297	$56,458	$106,681	$102,884

7. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government-sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years. As of June 30, 2019 and December 31, 2018, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of June 30, 2019
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$38,437	$38,437	$—	$—	1.77%
U.S. Government bonds and notes	28,178	28,173	6	(1)	2.31%
Corporate notes, bonds, commercial paper and other	234,428	234,459	11	(42)	2.37%
Total cash equivalents and marketable securities	301,043	301,069	17	(43)
Cash	36,675	36,675	—	—
Total cash, cash equivalents and marketable securities	$337,718	$337,744	$17	$(43)

	As of December 31, 2018
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,080	$10,080	$—	$—	2.23%
U.S. Government bonds and notes	32,630	32,634	—	(4)	2.28%
Corporate notes, bonds, commercial paper and other	183,998	184,095	—	(97)	2.37%
Total cash equivalents and marketable securities	226,708	226,809	—	(101)
Cash	51,056	51,056	—	—
Total cash, cash equivalents and marketable securities	$277,764	$277,865	$—	$(101)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	June 30, 2019	December 31, 2018
	(In thousands)
Cash equivalents	$77,511	$64,868
Short term marketable securities	223,532	161,840
Total cash equivalents and marketable securities	301,043	226,708
Cash	36,675	51,056
Total cash, cash equivalents and marketable securities	$337,718	$277,764

The Company continues to invest in highly rated quality, highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018 are as follows:

	Fair Value		Gross Unrealized Loss
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(In thousands)
Less than one year
U.S. Government bonds and notes	$4,243	$32,630	$(1)	$(4)
Corporate notes, bonds and commercial paper	154,836	183,998	(42)	(97)
Total Corporate notes, bonds, and commercial paper and U.S. Government bonds and notes	$159,079	$216,628	$(43)	$(101)

The gross unrealized loss at June 30, 2019 and December 31, 2018 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. There is no need to sell these investments, and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 8, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.
8. Fair Value of Financial Instruments
The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$38,437	$38,437	$—	$—
U.S. Government bonds and notes	28,178	—	28,178	—
Corporate notes, bonds, commercial paper and other	234,428	—	234,428	—
Total available-for-sale securities	$301,043	$38,437	$262,606	$—

	As of December 31, 2018
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money market funds	$10,080	$10,080	$—	$—
U.S. Government bonds and notes	32,630	—	32,630	—
Corporate notes, bonds, commercial paper and other	183,998	—	183,998	—
Total available-for-sale securities	$226,708	$10,080	$216,628	$—

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
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company which is a level 3 measurement. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of June 30, 2019, the Company's 27.7% ownership percentage amounts to a $4.1 million equity interest in this equity investment and it is included in other assets on the accompanying consolidated balance sheets. The Company recorded an immaterial amount in its consolidated statements of operations representing its share of the investee's loss for the six months ended June 30, 2019.
For the three and six months ended June 30, 2019 and 2018, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019			As of December 31, 2018
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the "2023 Notes")	$172,500	$145,314	$169,266	$172,500	$141,934	$150,075

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 10, "Convertible Notes," as of June 30, 2019, the 2023 Notes are carried at their aggregate face value of $172.5 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.

9. Leases
The Company leases office space, domestically and internationally, under operating leases. The Company's leases have remaining lease terms between one year and four years. Operating leases are included in operating lease right-of-use ("ROU") assets, operating lease liabilities, and long-term operating lease liabilities in the Company's unaudited condensed consolidated balance sheets. The Company does not have any finance leases. The Company determines if an arrangement is a lease, or contains a lease, at inception. The Company assesses all relevant facts and circumstances in making the determination of the existence of a lease. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of the Company's leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company does not separate non-lease components from lease components. Refer to Note 18, "Subsequent Events" for discussion related to the new lease signed in July 2019 which will serve as the Company’s new corporate headquarters.
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
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of June 30, 2019 (in thousands):

Years ending December 31,	Amount
2019 (remaining 6 months)	$4,962
2020	6,125
2021	4,242
2022	3,117
2023	645
Thereafter	—
Total minimum lease payments	19,091
Less: amount of lease payments representing interest	(1,162)
Present value of future minimum lease payments	17,929
Less: current obligations under leases	(8,381)
Long-term lease obligations	$9,548

As of June 30, 2019, the weighted-average remaining lease term for the Company's operating leases was 2.8 years, and the weighted-average discount rate used to determine the present value of the Company's operating leases was 4.5%.
Operating lease costs are included in research and development and selling, general and administrative costs on the statement of operations, and were $2.2 million and $4.5 million for the three and six months ended June 30, 2019, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $5.1 million for the six months ended June 30, 2019.

10. Convertible Notes
The Company’s convertible notes are shown in the following table:

(In thousands)	As of June 30, 2019	As of December 31, 2018
2023 Notes	$172,500	$172,500
Unamortized discount - 2023 Notes	(25,386)	(28,517)
Unamortized debt issuance costs - 2023 Notes	(1,800)	(2,049)
Total convertible notes	$145,314	$141,934
Less current portion	—	—
Total long-term convertible notes	$145,314	$141,934

Interest expense related to the notes for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
2023 Notes coupon interest at a rate of 1.375%	$593	$593	$1,186	$1,186
2023 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 4.9%	1,701	1,610	3,379	3,199
2018 Notes coupon interest at a rate of 1.125%	—	228	—	281
2018 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 5.5%	—	1,106	—	2,197
Total interest expense on convertible notes	$2,294	$3,537	$4,565	$6,863

11. Commitments and Contingencies
As of June 30, 2019, the Company’s material contractual obligations were as follows (in thousands):

	Total	Remainder of 2019	2020	2021	2022	2023
Contractual obligations (1) (2)
Other contractual obligations	$1,236	$768	$234	$234	$—	$—
Software licenses (3)	29,118	5,877	10,494	8,997	3,750	—
Convertible notes	172,500	—	—	—	—	172,500
Interest payments related to convertible notes	9,494	1,186	2,372	2,372	2,372	1,192
Total	$212,348	$7,831	$13,100	$11,603	$6,122	$173,692
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $24.3 million including $22.2 million recorded as a reduction of long-term deferred tax assets and $2.1 million in long-term income taxes payable as of June 30, 2019. As noted below in Note 14, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)	For the Company's lease commitments as of June 30, 2019, refer to Note 9, "Leases."

(3)	The Company has commitments with various software vendors for agreements generally having terms longer than one year.

Refer to Note 2, "Recent Accounting Pronouncements" and Note 9, "Leases," for a discussion related to the Company's facility leases due to the adoption of the New Leasing Standard on January 1, 2019.
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

Indemnification
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification or liability that the Company could be exposed to under these agreements, however, this is not always possible. The fair value of the liability as of June 30, 2019 and December 31, 2018 was not material.
12. Equity Incentive Plans and Stock-Based Compensation
A summary of shares available for grant under the Company’s plan is as follows:

Shares Available for Grant
Shares available as of December 31, 2018	10,074,046
Stock options granted	—
Stock options forfeited	346,687
Nonvested equity stock and stock units granted (1) (2)	(6,360,359)
Nonvested equity stock and stock units forfeited (1)	1,146,367
Total available for grant as of June 30, 2019	5,206,741
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

General Stock Option Information
The following table summarizes stock option activity under the 2015 Plan for the six months ended June 30, 2019 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2019.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2018	3,235,891	$10.25
Options granted	—	$—
Options exercised	(924,619)	$7.44
Options forfeited	(346,687)	$13.86
Outstanding as of June 30, 2019	1,964,585	$10.93	5.20	$3,703
Vested or expected to vest at June 30, 2019	1,948,806	$10.92	5.18	$3,703
Options exercisable at June 30, 2019	1,535,956	$10.46	4.34	$3,703

Employee Stock Purchase Plan
Under the 2015 Employee Stock Purchase Plan ("2015 ESPP"), the Company issued 429,396 shares at a price of $7.95 per share during the six months ended June 30, 2019. Under the 2015 ESPP, the Company issued 297,497 shares at a price of $11.66 per share during the six months ended June 30, 2018. As of June 30, 2019, approximately 1.9 million shares under the 2015 ESPP remain available for issuance.
Stock-Based Compensation
For the six months ended June 30, 2019 and 2018, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
There were no stock options granted during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2019, the Company recorded stock-based compensation expense related to stock options of $0.2 million and $0.5 million, respectively.
During the three months ended June 30, 2018, the Company granted approximately 0.1 million stock options with an estimated grant-date fair value of $0.3 million. During the six months ended June 30, 2018, the Company granted approximately 0.6 million stock options with an estimated grant-date fair value of $2.6 million. During the three and six months ended June 30, 2018, the Company recorded stock-based compensation expense related to stock options of $0.5 million and $1.0 million, respectively.
As of June 30, 2019, there was $3.0 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Employee Stock Purchase Plan
For the three and six months ended June 30, 2019, the Company recorded compensation expense related to the 2015 ESPP of $0.3 million and $0.8 million, respectively. For the three and six months ended June 30, 2018, the Company recorded compensation expense related to the 2015 ESPP of $0.3 million and $0.8 million, respectively. As of June 30, 2019, there was $0.4 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over four months.

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

	Equity Incentive Plan
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Stock Options
Expected stock price volatility	24%	24% - 29%
Risk free interest rate	2.7%	2.6% - 2.7%
Expected term (in years)	5.8	5.8
Weighted-average fair value of stock options granted to employees	$3.94	$4.21

There were no stock options granted during the three and six months ended June 30, 2019.

	Employee Stock Purchase Plan
	Six Months Ended
	June 30,
	2019	2018
Employee Stock Purchase Plan
Expected stock price volatility	32%	27%
Risk free interest rate	2.44%	2.05%
Expected term (in years)	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$2.80	$3.14

Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and six months ended June 30, 2019, the Company granted nonvested equity stock units totaling approximately 0.3 million and 3.7 million shares under the 2015 Plan, respectively. During the three and six months ended June 30, 2018, the Company granted nonvested equity stock units totaling approximately 0.3 million and 2.4 million shares under the 2015 Plan, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and six months ended June 30, 2019, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $3.4 million and $35.6 million, respectively. For the three and six months ended June 30, 2018, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $4.5 million and $31.5 million, respectively. During the first quarters of 2019 and 2018, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company's shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the three and six months ended June 30, 2019, the Company recorded stock-based compensation expense of approximately $6.5 million and $12.9 million, respectively, related to all outstanding nonvested equity stock grants. For the three and six months ended June 30, 2018, the Company recorded stock-based compensation expense of approximately $1.1 million and $7.6 million, respectively, related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $45.5 million at June 30, 2019. This amount is expected to be recognized over a weighted average period of 2.6 years.

The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2019:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2018	4,859,135	$12.71
Granted	3,691,157	$9.70
Vested	(1,201,894)	$12.55
Forfeited	(674,764)	$11.63
Nonvested at June 30, 2019	6,673,634	$11.18

13.  Stockholders’ Equity
Share Repurchase Program
During the three and six months ended June 30, 2019, the Company did not repurchase any shares of its common stock under its share repurchase program.
On January 21, 2015, the Company's Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans, or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan.
As of June 30, 2019, there remained an outstanding authorization to repurchase approximately 3.6 million shares of the Company's outstanding common stock under the current share repurchase program.

The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

14. Income Taxes

The Company recorded a provision for (benefit from) income taxes of $4.4 million and $(1.0) million for the three months ended June 30, 2019 and 2018, respectively, and $4.7 million and $(4.2) million for the six months ended June 30, 2019 and 2018, respectively. The provision for income taxes for the three and six months ended June 30, 2019 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes and the projected annual effective tax rate for the foreign jurisdictions for 2019. The benefit from income taxes for the three months ended June 30, 2018 was mainly due to projected pretax losses from which the Company can benefit from. The benefit from income taxes for the six months ended June 30, 2018 was due to projected pretax losses in foreign jurisdictions from which the Company can benefit.

During the three months ended June 30, 2019 and 2018, the Company paid withholding taxes of $4.5 million and $5.0 million, respectively. During the six months ended June 30, 2019 and 2018, the Company paid withholding taxes of $8.8 million and $11.1 million, respectively.

As of June 30, 2019, the Company’s unaudited condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $176.6 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, the Company assessed the changes in its underlying facts and circumstances and evaluated the realizability of its existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and state deferred tax assets was appropriate at that time. The basis for this conclusion was derived primarily from the fact that the Company completed its forecasting process during the third quarter of 2018. At a domestic level, losses were expected in future periods in part due to the impact of the adoption of ASC 606. In addition, the decrease in the U.S. federal tax rate from 35% to 21% as a result of U.S. tax reform had further reduced the Company's ability to utilize its deferred tax assets. In light of the above factors, the Company concluded that it was not more likely than not that it could realize its U.S. deferred tax assets. As such, during the third quarter of 2018, the Company set up and continues to maintain a full valuation allowance against its U.S. federal deferred tax assets.
The Company has U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.
As of June 30, 2019, the Company has a total valuation allowance of $190.9 million on U.S. federal, state and foreign deferred tax assets, resulting in net deferred tax liability of $14.3 million.
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
As of June 30, 2019, the Company had approximately $24.3 million of unrecognized tax benefits, including $22.2 million recorded as a reduction of long-term deferred tax assets and $2.1 million in long-term income taxes payable. If recognized, approximately $2.1 million would be recorded as an income tax benefit. As of December 31, 2018, the Company had $23.5 million of unrecognized tax benefits, including $21.4 million recorded as a reduction of long-term deferred tax assets and $2.1 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At June 30, 2019 and December 31, 2018, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India, the U.K., the Netherlands and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2016 and forward. The California returns are subject to examination from 2010 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ending March 2012 and forward. The Company is currently under examination by California for the 2010 and 2011 tax years. The Company’s India subsidiary is under examination by the Indian tax administration for tax years beginning with 2011, except for 2014, which was assessed in the Company's favor. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.
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

16. Assets and Liabilities Held for Sale

During the second quarter of 2019, the Company entered into a share purchase agreement with Visa International Service Association (the “Purchaser”), pursuant to which the Purchaser has agreed to acquire all of the outstanding shares of the Company's subsidiary, Smart Card Software Limited, which comprises the Company's Payments and Ticketing businesses. The Payments and Ticketing businesses are part of the Company's RSD operating segment. The decision to sell these businesses reflects the Company's ongoing review of its business to focus on products and offerings that are core to its semiconductor business.

The gross proceeds from the divestiture are expected to be approximately $75.0 million, subject to net working capital adjustments and transaction costs. The pending sale of the legal entities comprising the Company's Payments and Ticketing businesses is expected to be completed in the second half of 2019. The Company measured these businesses at the lower of their carrying value or fair value less any costs to sell, and subsequently recognized an impairment of approximately $17.0 million during the quarter ended June 30, 2019.

The operating results of these businesses do not qualify for reporting as discontinued operations. The reported results and financial position of the businesses do not necessarily reflect the total value of the businesses that the Company expects to realize upon their sale.

The following table presents information related to the assets and liabilities of the businesses that were classified as held for sale as of June 30, 2019:

(In thousands)	June 30, 2019
Assets
Cash and cash equivalents	$7,545
Accounts receivable	4,023
Unbilled receivables	859
Prepaids and other current assets	2,997
Intangible assets, net	19,793
Goodwill	53,882
Property, plant and equipment, net	1,168
Operating lease right-of-use assets	1,373
Other assets	206
Total assets held for sale	$91,846

Liabilities
Accounts payable	$502
Accrued salaries and benefits	1,630
Deferred revenue	4,378
Operating lease liabilities	1,488
Other liabilities	5,708
Total liabilities held for sale	$13,706

Total net assets held for sale	$78,140

Total net assets held for sale	$78,140
Foreign currency translation adjustment related to Payments and Ticketing businesses	10,318
Total net assets including foreign currency translation adjustment	88,458
Estimated fair value less costs to sell	(71,468)
Impairment of assets held for sale	$16,990

17. Restructuring Charges
The 2019 Plan
In June 2019, the Company initiated a restructuring program to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the "2019 Plan"). In connection with this restructuring program, the Company initiated a plan of termination resulting in a reduction of 4% of the Company's headcount. The Company estimated that it would incur a cash payout related to the reduction in force of approximately $2.6 million, which is related to severance and termination benefits. During the three months ended June 30, 2019, the Company recorded a charge of approximately $2.5 million related primarily to the reduction in workforce, of which $0.5 million was related to the MID reportable segment, $0.3 million was related to the RSD reportable segment, $0.6 million was related to the Other reportable segment, and $1.1 million was related to corporate support functions. The majority of the 2019 Plan is expected to be completed by the end of 2019.

18. Subsequent Events
On July 8, 2019, the Company entered into a definitive triple net space lease agreement with 237 North First Street Holdings, LLC (the “Landlord”), whereby the Company will lease approximately 90,000 square feet of office space located at 4453 North First Street in San Jose, California (the “Lease”). The office space will serve as the Company’s corporate headquarters and include engineering, marketing and administrative functions. The Company expects to move to the new premises during the summer of 2020. The Lease has a term of 128 months from the commencement date. The starting rent of the Lease is approximately $3.26 per square foot on a triple net basis. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Lease and will be $4.38 per square foot in the eleventh year. In addition to the base rent, the Company will also pay operating expenses, insurance expenses, real estate taxes and a management fee. The Lease also allows for an option to expand, wherein the Company has the right of first refusal to rent additional space in the building. The Company has a one-time option to extend the Lease for a period of 60 months and may elect to terminate the Lease, via written notice to the Landlord, in the event the office space is damaged or destroyed. The lease of the Company’s current Sunnyvale, California headquarters expires on June 30, 2020.

On July 29, 2019, the Company announced an agreement to acquire Northwest Logic Inc. ("Northwest Logic"), a privately held digital controller company for approximately $30 million in cash, including retention bonus payments and certain adjustments for working capital, to augment its interface IP offerings with best-in-class digital controllers. The Company anticipates integrating Northwest Logic's offerings and design team into its IP Cores business. Given the timing of the acquisition, the Company is currently evaluating the purchase price allocation for this transaction. As a result, the Company is unable to provide the amount recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed.

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
Executive Summary
During the second quarter of 2019, we announced an agreement with Visa International Service Association to acquire our Payments and Ticketing business, executing on our strategic refocus on our semiconductor business. Key 2019 second quarter financial results included:

•	Revenue of $58.3 million;

•	Total operating costs and expenses of $95.3 million;

•	Diluted net loss per share of $0.33;

•	Cash flows provided by operating activities of approximately $38.7 million; and

•	Unbilled receivables of $597.4 million as of June 30, 2019.

Business Overview
Dedicated to making data faster and safer, Rambus creates innovative hardware, software, and services that drive technology advancements from the data center to the mobile edge. Our architecture licenses, IP cores, chips, software, and services span memory and interfaces, security, and emerging technologies to positively impact the modern world. We collaborate with the industry, partnering with leading chip and system designers, foundries, and service providers. Integrated into a wide array of devices and systems, our products power and secure diverse applications, including Big Data, Internet of Things ("IoT") security, mobile payments, and smart ticketing.

Building upon the foundation of technologies for memory, SerDes, and other chip interfaces, we have expanded our portfolio of inventions and solutions to address chip and system security, mobile payments, and smart ticketing. We intend to continue our growth into new technology fields, consistent with our mission to create value through our innovations and to make those technologies available through the shipment of products, the delivery of services, and licensing business models. Key to our efforts is continuing to hire and retain world-class inventors, scientists, and engineers to lead the development and deployment of inventions and technology solutions for our fields of focus.

Our strategy is to continue to augment our patent license business model to provide additional technology, products, and services while creating and leveraging strategic synergies to increase revenue. In support of our strategy, Rambus has transitioned to focus on two key high-growth markets - the data center and the mobile edge - with an approach and product roadmap that leverage our core competencies and supplement with ingredient components to both differentiate and accelerate our position in complementary markets.

Organization

We have organized the business into three operational units: (1) Memory and Interfaces, or MID, which focuses on the design, development, manufacturing through partnerships, and licensing of technology and solutions that is related to memory and interfaces; (2) Rambus Security, or RSD, which focuses on the design, development, deployment, and licensing of technologies for chip, system and in-field application security, anti-counterfeiting, smart ticketing, and mobile payments; and (3) Emerging Solutions, or ESD, which includes the Rambus Labs team and the development efforts in the area of emerging technologies.

As of June 30, 2019, MID and RSD met quantitative thresholds for disclosure as reportable segments. Results for the remaining operating segment was shown under “Other.” For additional information concerning segment reporting, see Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

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

Our inventions and technology solutions are offered to our customers through patent, technology, software and IP core licenses, as well as product sales and services. Today, our primary source of revenue is derived from patent licenses, through which we provide our customers a license to use a certain portion of our broad portfolio of patented inventions. The license provides our customers with a defined right to use our innovations in the customer’s own digital electronics products, systems or services, as applicable. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods of up to ten years. Leading consumer product, industrial, semiconductor, and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, IBM, Intel, Micron, Nanya, NVIDIA, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics, Toshiba, and Xilinx have licensed our patents. The vast majority of our patents were secured through our internal research and development efforts across all of our business units.

We also offer our customers technology licenses to support the implementation and adoption of our technology in their products or services. Our customers include leading companies such as IBM, Panasonic, Qualcomm, Samsung, Sony, and Toshiba. Our technology license offerings include a range of technologies for incorporation into our customers’ products and systems. We also offer a range of services as part of our technology licenses which can include know-how and technology transfer, product design and development, system integration, and other services. These technology license agreements may have both a fixed price (non-recurring) component and ongoing use fees and in some cases, royalties. Further, under technology licenses, our customers typically receive licenses to our patents necessary to implement these solutions in their products with specific rights and restrictions to the applicable patents elaborated in their individual contracts with us.

Revenues from royalties accounted for 46% and 49% of our consolidated revenue for the three and six months ended June 30, 2019, respectively, as compared to 53% and 50% for the three and six months ended June 30, 2018, respectively.

The remainder of our revenue is product revenue, contract services and other revenue, which includes our product sales, IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Product revenue accounted for 28% and 23% of our consolidated revenue for the three and six months ended June 30, 2019, respectively, as compared to 14% and 15% for the three and six months ended June 30, 2018, respectively. Contract and other revenue accounted for 26% and 28% of our consolidated revenue for the three and six months ended June 30, 2019, respectively, as compared to 32% and 35% for the three and six months ended June 30, 2018, respectively.

Expenses

Cost of product revenue for the three months ended June 30, 2019 increased approximately $2.1 million as compared to the same period in 2018. Cost of product revenue for the six months ended June 30, 2019 increased approximately $2.1 million as compared to the same period in 2018. The increase in both periods was primarily due to increased cost of sales associated with higher sales of memory products.

Engineering expenses continue to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three months ended June 30, 2019 decreased $4.2 million as compared to the same period in 2018 primarily due to decreased amortization costs of $3.3 million, headcount related expenses of $1.2 million, engineering development tool costs of $0.5 million, bonus accrual expense of $0.5 million and stock-based compensation expense of $0.2 million, offset by increased depreciation expense of $1.0 million and consulting costs of $1.0 million. Engineering expenses for the six months ended June 30, 2019 decreased $9.0 million as compared to the same period in 2018 primarily due to decreased amortization costs of $8.2 million, headcount related expenses of $2.1 million, engineering development tool costs of $0.9 million, prototyping costs of $0.6 million, allocated information technology costs of $0.5 million and bonus accrual expense of $0.4 million, offset by increased consulting expenses of $1.7 million, depreciation expense of $1.6 million and facilities costs of $0.9 million.

Sales, general and administrative expenses for the three months ended June 30, 2019 increased slightly as compared to the same period in 2018 primarily due to increased stock-based compensation expense of $5.4 million primarily due to the termination of the former chief executive officer at the end of June 2018, offset by decreased headcount related expenses of $2.1 million, consulting costs of $0.8 million, sales and marketing costs of $0.8 million, amortization cost of $0.5 million, travel expenses of $0.4 million, and depreciation expense of $0.3 million. Sales, general and administrative expenses for the six months ended June 30, 2019 decreased $2.1 million as compared to the same period in 2018 primarily due to decreased headcount related expenses of $2.1 million, sales and marketing costs of $1.3 million, consulting costs of $1.2 million, amortization cost of $1.2 million, depreciation expense of $0.8 million, travel expenses of $0.6 million, bonus accrual expense of $0.6 million, and recruiting costs of $0.2 million, offset by increased stock-based compensation expense of $5.1 million primarily due to the termination of the former chief executive officer at the end of June 2018, and facilities costs of $1.5 million.
The increase in facilities costs were primarily due to the adoption of ASU No. 2016-02, "Leases," ASU No. 2018-10, "Codification Improvements to Topic 842, Leases," and ASU No. 2018-11, "Leases (Topic 842)" (collectively referred to as the “New Leasing Standard”) beginning in 2019 as discussed in “Results of Operations” of this Form 10-Q.

Intellectual Property

As of June 30, 2019, our semiconductor, security, and other technologies are covered by 2,107 U.S. and foreign patents. Additionally, we have 541 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.

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

We have a high degree of revenue concentration. Our top five customers represented approximately 54% and 49% of our revenue for the three and six months ended June 30, 2019, respectively, as compared to 66% and 58% for the three and six months ended June 30, 2018, respectively. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation, and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 49% and 40% of our total revenue for the three and six months ended June 30, 2019, respectively, as compared to 47% and 60% for the three and six months ended June 30, 2018, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, the majority of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk. For additional information concerning international revenue, see Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
Cost of product revenue in total and as a percentage of revenue increased during the three and six months ended June 30, 2019 as compared to the same period in the prior year. Engineering costs in total and as a percentage of revenue decreased during the three and six months ended June 30, 2019 as compared to the same period in the prior year. Sales, general and administrative expenses in total increased and as a percentage of revenue decreased during the three months ended June 30, 2019 as compared to the same period in the prior year. Sales, general and administrative expenses in total and as a percentage of revenue decreased during the six months ended June 30, 2019 as compared to the same period in the prior year. In the near term, we expect these costs in total to be higher as we intend to continue to make investments in the infrastructure and technologies required to increase our product innovation in semiconductor, security and other technologies. In addition, while we have not been involved in material litigation since 2014, to the extent litigation is again necessary, the amount and timing of any future general and administrative costs are uncertain.

As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth, including the acquisitions of SCS, the assets of the Snowbush IP group and the Memory Interconnect Business during 2016. Similarly, we periodically re-evaluate our core business offerings for strategic alignment. For instance, we recently announced our agreement with Visa International Service Association to sell our Payments and Ticketing businesses.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Royalties	46.4%	53.2%	48.7%	50.0%
Product revenue	27.5%	14.3%	23.4%	15.0%
Contract and other revenue	26.1%	32.5%	27.9%	35.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of product revenue*	10.8%	7.4%	10.1%	8.3%
Cost of contract and other revenue	11.5%	19.6%	12.6%	22.6%
Research and development*	65.0%	66.8%	73.6%	75.6%
Sales, general and administrative*	42.7%	43.4%	49.3%	53.1%
Restructuring charges (recoveries)	4.4%	(1.8)%	2.7%	2.2%
Impairment of assets held for sale	29.1%	—%	15.9%	—%
Total operating costs and expenses	163.5%	135.4%	164.2%	161.8%
Operating loss	(63.5)%	(35.4)%	(64.2)%	(61.8)%
Interest income and other income (expense), net	12.0%	14.6%	13.5%	16.9%
Interest expense	(4.4)%	(8.2)%	(4.5)%	(8.8)%
Interest and other income (expense), net	7.6%	6.4%	9.0%	8.1%
Loss before income taxes	(55.9)%	(29.0)%	(55.2)%	(53.7)%
Provision for (benefit from) income taxes	7.5%	(1.8)%	4.4%	(4.1)%
Net loss	(63.4)%	(27.2)%	(59.6)%	(49.6)%
_________________________________________
*    Includes stock-based compensation:

Cost of product revenue	0.0%	0.0%	0.0%	0.0%
Research and development	5.2%	5.8%	5.9%	6.3%
Sales, general and administrative	6.9%	(2.5)%	7.5%	2.8%

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2019	2018	Percentage	2019	2018	Percentage
Total Revenue
Royalties	$27.1	$30.1	(10.0)%	$51.9	$51.4	0.9%
Product revenue	16.0	8.1	98.2%	25.0	15.4	62.3%
Contract and other revenue	15.2	18.3	(17.0)%	29.8	36.1	(17.4)%
Total revenue	$58.3	$56.5	3.3%	$106.7	$102.9	3.7%

Royalty Revenue

Our royalty revenue, which includes patent and technology license royalties, decreased approximately $3.0 million to $27.1 million for the three months ended June 30, 2019 from $30.1 million for the same period in 2018. The decrease was due primarily to decreased royalties from various customers. Our royalty revenue increased approximately $0.5 million to $51.9 million for the six months ended June 30, 2019 from $51.4 million for the same period in 2018. The increase was due primarily to increased royalties from various customers.

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

Royalty Revenue by Reportable Segments

Royalty revenue from the MID reportable segment increased approximately $2.6 million to $20.9 million for the three months ended June 30, 2019 from $18.3 million for the same period in 2018. Royalty revenue from the MID reportable segment increased approximately $2.5 million to $40.3 million for the six months ended June 30, 2019 from $37.8 million for the same period in 2018. The increase in both periods was due to increased royalties from various customers.
Royalty revenue from the RSD reportable segment decreased approximately $5.6 million to $6.2 million for the three months ended June 30, 2019 from $11.8 million for the same period in 2018. Royalty revenue from the RSD reportable segment decreased approximately $1.6 million to $11.6 million for the six months ended June 30, 2019 from $13.2 million for the same period in 2018. The decrease in both periods was due primarily to decreased royalties from various customers.
Royalty revenue from the Other segment was zero for the three and six months ended June 30, 2019 and immaterial for the three and six months ended June 30, 2018.
Product Revenue
Product revenue consists of revenue from the sale of memory and security products. Product revenue increased approximately $7.9 million to $16.0 million for the three months ended June 30, 2019 from $8.1 million for the same period in 2018. Product revenue increased approximately $9.6 million to $25.0 million for the six months ended June 30, 2019 from $15.4 million for the same period in 2018. The increase in both periods was primarily due to higher sales of memory products.
We believe that product revenue will continue to increase in 2019, mainly from the sale of our memory products. Our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers and our ability to meet our customers' demands.
Product Revenue by Reportable Segments
Product revenue from the MID reportable segment increased approximately $8.1 million to $15.7 million for the three months ended June 30, 2019 from $7.6 million for the same period in 2018. Product revenue from the MID reportable segment increased approximately $10.6 million to $24.5 million for the six months ended June 30, 2019 from $13.9 million for the same period in 2018. The increase in both periods was due to higher volume of memory product sales.
Product revenue from the RSD reportable segment was immaterial for both the three and six months ended June 30, 2019 and 2018.
Product revenue from the Other segment was zero for the three and six months ended June 30, 2019 and immaterial for the three and six months ended June 30, 2018.
Contract and Other Revenue
Contract and other revenue consist of revenue from technology development projects. Contract and other revenue decreased approximately $3.1 million to $15.2 million for the three months ended June 30, 2019 from $18.3 million for the same period in 2018. Contract and other revenue decreased approximately $6.3 million to $29.8 million for the six months ended June 30, 2019 from $36.1 million for the same period in 2018. The decrease in both periods was primarily due to lower revenue from various memory and security technology development projects.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.

Contract and Other Revenue by Reportable Segments
Contract and other revenue from the MID reportable segment decreased approximately $0.3 million to $8.8 million for the three months ended June 30, 2019 from $9.1 million for the same period in 2018. Contract and other revenue from the MID reportable segment decreased approximately $2.1 million to $15.1 million for the six months ended June 30, 2019 from $17.2 million for the same period in 2018. The decrease in both periods was primarily due to lower revenue from various memory technology projects.
Contract and other revenue from the RSD reportable segment decreased approximately $2.8 million to $6.4 million for the three months ended June 30, 2019 from $9.2 million for the same period in 2018. Contract and other revenue from the RSD reportable segment decreased approximately $3.0 million to $14.7 million for the six months ended June 30, 2019 from $17.7 million for the same period in 2018. The decrease in both periods was primarily due to lower revenue from various security technology development projects.
Contract and other revenue from the Other segment was zero for the three and six months ended June 30, 2019 and immaterial for the three and six months ended June 30, 2018.
Cost of product revenue:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2019	2018	Percentage	2019	2018	Percentage
Cost of product revenue	$6.3	$4.2	50.3%	$10.7	$8.6	25.5%
Cost of product revenue increased approximately $2.1 million to $6.3 million for the three months ended June 30, 2019 from $4.2 million for the same period in 2018. Cost of product revenue increased approximately $2.1 million to $10.7 million for the six months ended June 30, 2019 from $8.6 million for the same period in 2018. The increase in both periods was primarily due to increased cost of sales associated with higher sales of memory products.
In the near term, we expect costs of product revenue to be higher as we expect higher sales of our various products in 2019 as compared to 2018.
Engineering costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2019	2018	Percentage	2019	2018	Percentage
Engineering costs
Cost of contract and other revenue	$2.9	$4.0	(26.4)%	$5.8	$7.3	(20.7)%
Amortization of intangible assets	3.8	7.1	(46.6)%	7.7	15.9	(51.7)%
Stock-based compensation	—	—	—%	—	—	—%
Total cost of contract and other revenue	6.7	11.1	(39.4)%	13.5	23.2	(41.9)%
Research and development	34.8	34.4	1.2%	72.2	71.3	1.3%
Stock-based compensation	3.1	3.3	(6.9)%	6.3	6.5	(3.2)%
Total research and development	37.9	37.7	0.5%	78.5	77.8	0.9%
Total engineering costs	$44.6	$48.8	(8.6)%	$92.0	$101.0	(8.9)%
Total engineering costs decreased $4.2 million for the three months ended June 30, 2019 as compared to the same period in 2018 primarily due to decreased amortization costs of $3.3 million, headcount related expenses of $1.2 million, engineering development tool costs of $0.5 million, bonus accrual expense of $0.5 million and stock-based compensation expense of $0.2 million, offset by increased depreciation expense of $1.0 million and consulting costs of $1.0 million.
Total engineering costs decreased $9.0 million for the six months ended June 30, 2019 as compared to the same period in 2018 primarily due to decreased amortization costs of $8.2 million, headcount related expenses of $2.1 million, engineering development tool costs of $0.9 million, prototyping costs of $0.6 million, allocated information technology costs of $0.5 million and bonus accrual expense of $0.4 million, offset by increased consulting expenses of $1.7 million, depreciation expense of $1.6 million and facilities costs of $0.9 million as discussed below.

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
Sales, general and administrative costs:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2019	2018	Percentage	2019	2018	Percentage
Sales, general and administrative costs
Sales, general and administrative costs	$20.9	$25.9	(19.3)%	$44.6	$51.8	(13.9)%
Stock-based compensation	4.0	(1.4)	NM*	8.0	2.9	NM*
Total sales, general and administrative costs	$24.9	$24.5	1.7%	$52.6	$54.7	(3.9)%
______________________________________

*	NM — percentage is not meaningful
Total sales, general and administrative costs increased slightly for the three months ended June 30, 2019 as compared to the same period in 2018 primarily due to increased stock-based compensation expense of $5.4 million primarily due to the termination of the former chief executive officer at the end of June 2018, offset by decreased headcount related expenses of $2.1 million, consulting costs of $0.8 million, sales and marketing costs of $0.8 million, amortization cost of $0.5 million, travel expenses of $0.4 million, and depreciation expense of $0.3 million.
Total sales, general and administrative costs decreased $2.1 million for the six months ended June 30, 2019 as compared to the same period in 2018 primarily due to decreased headcount related expenses of $2.1 million, sales and marketing costs of $1.3 million, consulting costs of $1.2 million, amortization cost of $1.2 million, depreciation expense of $0.8 million, travel expenses of $0.6 million, bonus accrual expense of $0.6 million, and recruiting costs of $0.2 million, offset by increased stock-based compensation expense of $5.1 million primarily due to the termination of the former chief executive officer at the end of June 2018, and facilities costs of $1.5 million (primarily due to the adoption of the New Leasing Standard beginning in 2019 as discussed above).
In the future, sales, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative costs to remain relatively flat.
Restructuring charges (recoveries):

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2019	2018	Percentage	2019	2018	Percentage
Restructuring charges (recoveries)	$2.5	$(1.0)	NM*	$2.9	$2.2	28.6%
______________________________________

*	NM — percentage is not meaningful
During the second quarter of 2019, we initiated a restructuring program to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the "2019 Plan"). As a result, we recorded restructuring charges of $2.5 million related to the 2019 Plan.

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

Refer to Note 17, “Restructuring Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Impairment of assets held for sale:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2019	2018	Percentage	2019	2018	Percentage
Impairment of assets held for sale	$17.0	$—	100.0%	$17.0	$—	100.0%

During the second quarter of 2019, we entered into a share purchase agreement with Visa International Service Association (the “Purchaser”), pursuant to which the Purchaser has agreed to acquire all of the outstanding shares of our subsidiary, Smart Card Software Limited, which comprises our Payments and Ticketing businesses. The Payments and Ticketing businesses are part of our RSD operating segment. The decision to sell these businesses reflects our ongoing review of our business to focus on products and offerings that are core to our semiconductor business.

The gross proceeds from the divestiture are expected to be approximately $75.0 million, subject to net working capital adjustments and transaction costs. We measured these businesses at the lower of their carrying value or fair value less any costs to sell, and subsequently recognized an impairment of approximately $17.0 million during the quarter ended June 30, 2019.

Refer to Note 16, “Assets and Liabilities Held for Sale,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Interest and other income (expense), net:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2019	2018	Percentage	2019	2018	Percentage
Interest income and other income (expense), net	$6.9	$8.2	(15.5)%	$14.4	$17.4	(17.2)%
Interest expense	(2.5)	(4.6)	(45.3)%	(4.8)	(9.1)	(46.9)%
Interest and other income (expense), net	$4.4	$3.6	22.8%	$9.6	$8.3	15.3%
Interest income and other income (expense), net, consists primarily of interest income of $5.3 million and $11.0 million for the three and six months ended June 30, 2019, respectively, due to the significant financing component of licensing agreements as a result of the adoption of the New Revenue Standard as of January 1, 2018. Interest income and other income (expense), net, also includes interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
Beginning January 1, 2019, interest expense for all periods disclosed primarily consists of interest expense associated with the non-cash interest expense related to the amortization of the debt discount and issuance costs on the 1.375% convertible senior notes due 2023 (the “2023 Notes”) and the 1.125% convertible senior notes due 2018 (the “2018 Notes”), as well as the coupon interest related to these notes. We expect our non-cash interest expense to increase steadily as the notes reach maturity.
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

Provision for (benefit from) income taxes:

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2019	2018	Percentage	2019	2018	Percentage
Provision for (benefit from) income taxes	$4.4	$(1.0)	NM*	$4.7	$(4.2)	NM*
Effective tax rate	(13.4)%	6.2%		(8.0)%	7.7%
_____________________________________

*	NM — percentage is not meaningful
The provision for income taxes reported for the three and six months ended June 30, 2019 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets and the projected annual effective tax rate for the foreign jurisdictions for 2019. Our income tax provision (benefit) for the three months ended June 30, 2019 and 2018 reflected an effective tax rate of (13.4)% and 6.2% respectively. Our income tax provision (benefit) for the six months ended June 30, 2019 and 2018 reflected an effective tax rate of (8.0)% and 7.7% respectively. Our effective tax rate for the three and six months ended June 30, 2019 differed from the statutory rate primarily due to U.S. and foreign current taxes payable and no benefit for current losses due to the full valuation allowance against U.S. deferred tax assets. Our effective tax rate for the three months ended June 30, 2018 was different from the U.S. statutory tax rate primarily due to projected pretax losses from which we can benefit from. Our effective tax rate for the six months ended June 30, 2018 was different from the U.S. statutory tax rate primarily due to projected pretax losses in foreign jurisdictions from which we can benefit.

We recorded a provision for (benefit from) income taxes of $4.4 million and $(1.0) million for the three months ended June 30, 2019 and 2018, respectively, and $4.7 million and $(4.2) million for the six months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019 and 2018, we paid withholding taxes of $4.5 million and $5.0 million, respectively. During the six months ended June 30, 2019 and 2018, we paid withholding taxes of $8.8 million and $11.1 million, respectively.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, we assessed the changes in our underlying facts and circumstances and evaluated the realizability of our existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and state deferred tax assets was appropriate at that time. The basis for the conclusion was derived primarily from the fact that we completed our forecasting process during the third quarter of 2018. At a domestic level, losses were expected in future periods in part due to the impact of the adoption of ASC 606. In addition, the decrease in the U.S. federal tax rate from 35% to 21% as a result of U.S. tax reform had further reduced our ability to utilize our deferred tax assets. In light of the above factors, we concluded that it was not more likely than not that we could realize our U.S. deferred tax assets. As such, during the third quarter of 2018, we set up and continue to maintain a full valuation allowance against our U.S. federal deferred tax assets.
We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.
As of June 30, 2019, we have a total valuation allowance of $190.9 million on U.S. federal, state and foreign deferred tax assets, resulting in net deferred tax liability of $14.3 million.
Liquidity and Capital Resources

	As of
	June 30, 2019	December 31, 2018
	(In millions)
Cash and cash equivalents	$114.2	$115.9
Marketable securities	223.5	161.9
Total cash, cash equivalents, and marketable securities	$337.7	$277.8

	Six Months Ended
	June 30,
	2019	2018
	(In millions)
Net cash provided by operating activities	$67.5	$20.4
Net cash provided by (used in) investing activities	$(65.1)	$52.4
Net cash provided by (used in) financing activities	$3.5	$(49.9)
Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the six months ended June 30, 2019 were funded primarily from cash collected from our customers.
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

To provide us with more flexibility in returning capital to our stockholders, on January 21, 2015, our Board authorized a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. During the six months ended June 30, 2019, we did not repurchase any shares of our common stock under our share repurchase program.

As of June 30, 2019, there remained an outstanding authorization to repurchase approximately 3.6 million shares of our outstanding common stock under the current share repurchase program. See “Share Repurchase Program” below.

Operating Activities

Cash provided by operating activities of $67.5 million for the six months ended June 30, 2019 was primarily attributable to the cash generated from customer licensing, software license, and related implementation, support and maintenance fees, product sales, and engineering services fees. Changes in operating assets and liabilities for the six months ended June 30, 2019 primarily included decreases in accounts receivable, unbilled receivables, prepaids and other current assets and deferred revenue, offset by increases in inventories.
Cash provided by operating activities of $20.4 million for the six months ended June 30, 2018 was primarily attributable to the cash generated from customer licensing, software license and related implementation, support and maintenance fees, product sales, and engineering services fees. Changes in operating assets and liabilities for the six months ended June 30, 2018 primarily included increases in unbilled receivables, accounts receivable, and prepaids and other current assets, offset by decreases in deferred revenue and accounts payable.
Investing Activities
Cash used in investing activities of $65.1 million for the six months ended June 30, 2019 primarily consisted of purchases of available-for-sale marketable securities of $277.7 million and $2.8 million paid to acquire property, plant and equipment, offset by proceeds from the maturities of available-for-sale marketable securities of $216.4 million.
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
Financing Activities
Cash provided by financing activities of $3.5 million for the six months ended June 30, 2019 was primarily due to $10.2 million proceeds from the issuance of common stock under equity incentive plans, offset by $4.3 million in payments of taxes on restricted stock units and $2.5 million in payments under installment payment arrangements to acquire fixed assets.

Cash used in financing activities of $49.9 million for the six months ended June 30, 2018 was primarily due to an aggregate payment of $50.0 million to Citibank N.A., as part of our accelerated share repurchase program, and $5.2 million in payments of taxes on restricted stock units, offset by $5.9 million proceeds from the issuance of common stock under equity incentive plans.
Contractual Obligations
As of June 30, 2019, our material contractual obligations were (in thousands):

	Total	Remainder of 2019	2020	2021	2022	2023
Contractual obligations (1) (2)
Other contractual obligations	$1,236	$768	$234	$234	$—	$—
Software licenses (3)	29,118	5,877	10,494	8,997	3,750	—
Convertible notes	172,500	—	—	—	—	172,500
Interest payments related to convertible notes	9,494	1,186	2,372	2,372	2,372	1,192
Total	$212,348	$7,831	$13,100	$11,603	$6,122	$173,692
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $24.3 million including $22.2 million recorded as a reduction of long-term deferred tax assets and $2.1 million in long-term income taxes payable as of June 30, 2019. As noted in Note 14, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

(2)	For our lease commitments as of June 30, 2019, refer to Note 9, "Leases," of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

(3)	We have commitments with various software vendors for agreements generally having terms longer than one year.
Share Repurchase Program
During the three and six months ended June 30, 2019, we did not repurchase any shares of our common stock under our share repurchase program.
On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans, or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan.
As of June 30, 2019, there remained an outstanding authorization to repurchase approximately 3.6 million shares of our outstanding common stock under the current share repurchase program.

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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of June 30, 2019, we had an investment portfolio of fixed income marketable securities of $301.0 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of June 30, 2019, the fair value of the portfolio would decline by approximately $0.5 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the Netherlands and the United Kingdom, design centers in Canada, India and Finland and small business development offices in Australia, China, Japan, Korea, Singapore and Taiwan. We monitor our foreign currency exposure; however, as of June 30, 2019, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the

Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 49% and 58% of our revenue for the six months ended June 30, 2019 and 2018, respectively. Additionally, our top five customers represented approximately 49% and 55% of our revenues for the years ended December 31, 2018 and 2017, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future.

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

As we commercially launch each of our products, the sales volume of and resulting revenue from such products in any given period will be difficult to predict.

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

For the six months ended June 30, 2019 and 2018, revenues received from our international customers constituted approximately 40% and 60%, respectively, of our total revenue. Additionally, for the years ended December 31, 2018 and 2017, revenues received from our international customers constituted approximately 44% and 58%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

We do not have extensive experience in creating, manufacturing and marketing products, including our CryptoManager platform and new offerings that have resulted from our acquisition of SCS in the mobile credential and smart card solution spaces, and our acquisitions of the assets of the Snowbush IP group and the Memory Interconnect Business. These and other new offerings may present new and difficult challenges, and we may be subject to claims if customers of these offerings experience delays, failures, non-performance or other quality issues. In particular, we may experience difficulties with product design, qualification, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing and sales of new products. Although we intend to design our products to be fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances.

If we fail to introduce products that meet the demand of our customers, penetrate new markets in which we expend significant resources, or our marketing and sales cycles that we experience are more lengthy than we anticipate, our revenues will be difficult to predict, may decrease over time and our financial condition could suffer. Additionally, if we concentrate resources on a new market that does not prove profitable or sustainable, it could damage our reputation and limit our growth, and our financial condition could decline.

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
In addition, our patents will continue to expire according to their terms, with expected expiration dates ranging from 2019 to 2038. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1	Share Purchase Agreement dated June 21, 2019 relating to the Sale and Purchase of Shares in Smart Card Software Limited between Rambus Inc. and Visa International Service Association.

10.1	Lease Agreement dated July 8, 2019 relating to New San Jose Headquarters Location between Rambus Inc. and 237 North First Street Holdings, LLC.

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

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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

RAMBUS INC.

Date: August 2, 2019	By:	/s/ Rahul Mathur
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)