Form 10-Q
period 2019-09-30
RAMBUS INC
filed 2019-11-08
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 111,493,448 as of September 30, 2019.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$91,838	$115,924
Marketable securities	246,186	161,840
Accounts receivable	38,610	50,863
Unbilled receivables	182,934	176,613
Inventories	9,854	6,772
Assets held for sale	77,203	—
Prepaids and other current assets	9,824	15,738
Total current assets	656,449	527,750
Intangible assets, net	35,362	59,936
Goodwill	164,488	207,178
Property, plant and equipment, net	38,571	57,028
Operating lease right-of-use assets	15,503	—
Deferred tax assets	6,454	4,435
Unbilled receivables, long-term	376,619	497,003
Other assets	6,381	7,825
Total assets	$1,299,827	$1,361,155
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,429	$7,392
Accrued salaries and benefits	13,294	16,938
Deferred revenue	9,516	19,374
Income taxes payable, short-term	18,198	16,390
Operating lease liabilities	7,382	—
Liabilities held for sale	14,620	—
Other current liabilities	15,854	9,191
Total current liabilities	88,293	69,285
Convertible notes, long-term	147,039	141,934
Long-term imputed financing obligation	—	36,297
Long-term operating lease liabilities	9,415	—
Long-term income taxes payable	64,765	77,280
Other long-term liabilities	29,032	24,247
Total liabilities	338,544	349,043
Commitments and contingencies (Notes 11 and 15)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at September 30, 2019 and December 31, 2018	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 111,493,448 shares at September 30, 2019 and 109,017,708 shares at December 31, 2018	111	109
Additional paid-in capital	1,254,344	1,226,588
Accumulated deficit	(280,712)	(204,294)
Accumulated other comprehensive loss	(12,460)	(10,291)
Total stockholders’ equity	961,283	1,012,112
Total liabilities and stockholders’ equity	$1,299,827	$1,361,155
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Revenue:
Royalties	$19,448	$33,599	$71,351	$85,022
Product revenue	21,377	11,753	46,372	27,153
Contract and other revenue	16,574	14,402	46,357	50,463
Total revenue	57,399	59,754	164,080	162,638
Operating costs and expenses:
Cost of product revenue*	7,108	5,376	17,845	13,932
Cost of contract and other revenue	5,466	5,952	18,954	29,163
Research and development*	41,486	43,131	119,995	120,944
Sales, general and administrative*	26,691	24,462	79,244	79,143
Restructuring and other charges	1,374	—	4,233	2,223
Impairment (recovery) of assets held for sale	(1,853)	—	15,137	—
Total operating costs and expenses	80,272	78,921	255,408	245,405
Operating loss	(22,873)	(19,167)	(91,328)	(82,767)
Interest income and other income (expense), net	6,727	8,008	21,112	25,373
Interest expense	(2,497)	(3,976)	(7,302)	(13,031)
Interest and other income (expense), net	4,230	4,032	13,810	12,342
Loss before income taxes	(18,643)	(15,135)	(77,518)	(70,425)
Provision for (benefit from) income taxes	(1,312)	89,758	3,369	85,514
Net loss	$(17,331)	$(104,893)	$(80,887)	$(155,939)
Net loss per share:
Basic	$(0.16)	$(0.97)	$(0.73)	$(1.44)
Diluted	$(0.16)	$(0.97)	$(0.73)	$(1.44)
Weighted average shares used in per share calculation:
Basic	111,315	107,897	110,633	108,324
Diluted	111,315	107,897	110,633	108,324
_________________________________________
*    Includes stock-based compensation:

Cost of product revenue	$2	$2	$4	$7
Research and development	$3,008	$3,184	$9,276	$9,662
Sales, general and administrative	$4,378	$3,003	$12,377	$5,922
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Net loss	$(17,331)	$(104,893)	$(80,887)	$(155,939)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,096)	(1,027)	(2,270)	(2,798)
Unrealized gain (loss) on marketable securities, net of tax	17	(42)	101	(734)
Total comprehensive loss	$(19,410)	$(105,962)	$(83,056)	$(159,471)
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Shares	Amount				Total
	(In thousands)
Balances at June 30, 2019	111,127	$111	$1,246,877	$(263,381)	$(10,381)	$973,226
Net loss	—	—	—	(17,331)	—	(17,331)
Foreign currency translation adjustment	—	—	—	—	(2,096)	(2,096)
Unrealized gain on marketable securities, net of tax	—	—	—	—	17	17
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	366	—	79	—	—	79
Stock-based compensation	—	—	7,388	—	—	7,388
Balances at September 30, 2019	111,493	$111	$1,254,344	$(280,712)	$(12,460)	$961,283

	For the Three Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
	(In thousands)
Balances at June 30, 2018	107,345	$107	$1,210,321	$(97,383)	$(7,560)	$1,105,485
Net loss	—	—	—	(104,893)	—	(104,893)
Foreign currency translation adjustment	—	—	—	—	(1,027)	(1,027)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(42)	(42)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	732	2	2,600	—	—	2,602
Stock-based compensation	—	—	6,189	—	—	6,189
Issuance of common stock in connection with the maturity of the 2018 Notes related to the settlement of the in-the-money conversion feature of the 2018 Notes	424	—	—	—	—	—
Balances at September 30, 2018	108,501	$109	$1,219,110	$(202,276)	$(8,629)	$1,008,314

	For the Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Shares	Amount				Total
	(In thousands)
Balances at December 31, 2018	109,018	$109	$1,226,588	$(204,294)	$(10,291)	$1,012,112
Net loss	—	—	—	(80,887)	—	(80,887)
Foreign currency translation adjustment	—	—	—	—	(2,270)	(2,270)
Unrealized gain on marketable securities, net of tax	—	—	—	—	101	101
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	2,475	2	6,099	—	—	6,101
Stock-based compensation	—	—	21,657	—	—	21,657
Cumulative effect adjustment from adoption of ASC 842	—	—	—	4,469	—	4,469
Balances at September 30, 2019	111,493	$111	$1,254,344	$(280,712)	$(12,460)	$961,283

	For the Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
	(In thousands)
Balances at December 31, 2017	109,764	$110	$1,212,798	$(636,227)	$(5,097)	$571,584
Net loss	—	—	—	(155,939)	—	(155,939)
Foreign currency translation adjustment	—	—	—	—	(2,798)	(2,798)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(734)	(734)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	2,099	3	3,292	—	—	3,295
Repurchase and retirement of common stock under repurchase plan	(3,786)	(4)	(12,571)	(37,456)	—	(50,031)
Stock-based compensation	—	—	15,591	—	—	15,591
Issuance of common stock in connection with the maturity of the 2018 Notes related to the settlement of the in-the-money conversion feature of the 2018 Notes	424	—	—	—	—	—
Cumulative effect adjustment from adoption of ASU 2016-01	—	—	—	1,058	—	1,058
Cumulative effect adjustment from the adoption of ASC 606	—	—	—	626,288	—	626,288
Balances at September 30, 2018	108,501	$109	$1,219,110	$(202,276)	$(8,629)	$1,008,314
See Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(80,887)	$(155,939)
Adjustments to reconcile net loss to net cash provided by operating activities, net of impact of acquisition:
Stock-based compensation	21,657	15,591
Depreciation	16,226	8,107
Amortization of intangible assets	13,096	24,352
Non-cash interest expense and amortization of convertible debt issuance costs	5,104	7,587
Impairment of assets held for sale	15,137	—
Deferred income taxes	(2,118)	78,660
Non-cash restructuring	—	670
Loss on equity investment	424	—
Gain from sale of marketable equity security	—	(291)
Gain from sale of assets held for sale	—	(1,266)
Loss from disposal of property, plant and equipment	141	518
Change in operating assets and liabilities:
Accounts receivable	10,423	(16,862)
Unbilled receivables	113,264	118,872
Prepaid expenses and other assets	4,532	(3,729)
Inventories	(3,121)	(1,271)
Accounts payable	4,798	153
Accrued salaries and benefits and other liabilities	(2,179)	(6,823)
Income taxes payable	(10,824)	(9,618)
Deferred revenue	(5,618)	(6,647)
Operating lease liabilities	(6,931)	—
Net cash provided by operating activities	93,124	52,064
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,161)	(7,849)
Purchases of marketable securities	(463,850)	(192,824)
Maturities of marketable securities	377,852	181,704
Proceeds from sale of equity security	—	1,350
Proceeds from sale of marketable securities	2,000	—
Proceeds from sale of assets held for sale	—	3,754
Investment in privately-held company	(1,000)	—
Proceeds from sale of property, plant and equipment	29	10
Acquisition of business, net of cash acquired	(21,779)	—
Net cash used in investing activities	(110,909)	(13,855)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	11,748	9,266
Principal payments against lease financing obligation	—	(786)
Payments of taxes on restricted stock units	(5,665)	(5,964)
Payments under installment payment arrangement	(4,330)	—
Repayment of 1.125% convertible notes due 2018	—	(81,207)

Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	—	(50,031)
Net cash provided by (used in) financing activities	1,753	(128,722)
Effect of exchange rate changes on cash and cash equivalents	(497)	(797)
Less: net decrease in cash classified within assets held for sale	(7,545)	—
Net decrease in cash, cash equivalents and restricted cash	(24,074)	(91,310)
Cash, cash equivalents and restricted cash at beginning of period	116,252	225,844
Cash, cash equivalents and restricted cash at end of period	$92,178	$134,534

Non-cash investing and financing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$24,997	$675

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of September 30, 2019 and December 31, 2018:
	September 30, 2019	December 31, 2018
Cash and cash equivalents	$91,838	$115,924
Restricted cash	340	328
Cash, cash equivalents and restricted cash	$92,178	$116,252

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
Comparability
Effective January 1, 2019, Rambus adopted the new lease accounting standards. Prior periods were not retrospectively recast, so the consolidated balance sheet as of December 31, 2018 and the results of operations for the three and nine months ended September 30, 2018 were prepared using accounting standards that were different than those in effect as of and for the three and nine months ended September 30, 2019. Therefore, the consolidated balance sheets as of September 30, 2019 and December 31, 2018 are not directly comparable, nor are the results of operations for the three and nine months ended September 30, 2019 and 2018.
During the third quarter of 2019, in line with the Company’s divestiture of its payment and ticketing businesses and its refocus on its semiconductor operations, the chief operating decision maker (“CODM”) changed how he assesses performance and allocates resources. Based on this change, the Company determined it has one operating and reportable segment. The Company has revised prior comparative periods to conform to the current period segment presentation. Refer to Note 6, “Segment Information,” for additional information.

2. Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This ASU requires lessees to recognize right-of-use assets and liabilities for operating leases, initially measured at the present value of the lease payments, on the balance sheet. In addition, it requires lessees to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842),” which allow the application of the new guidance at the beginning of the year of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, in addition to the method of applying the new guidance retrospectively to each prior reporting period presented. The amendments in ASU No. 2018-10 and ASU No. 2018-11 have the same effective and transition requirements as ASU 2016-02 (collectively referred to as the “New Leasing Standard”).
The Company adopted the New Leasing Standard as of January 1, 2019 using the alternative transition method provided by ASU No. 2018-11 and did not recast comparative periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Additionally, the Company elected the practical expedient related to non-lease components in which the Company will not separate non-lease components from lease components. Finally, the Company made the policy election for the short-term leases exemptions, which allows the Company to not recognize lease assets and liabilities for leases having a term of 12 months or less. Upon adoption, the Company recognized $21.4 million and $23.9 million of lease assets and liabilities, respectively, on its unaudited condensed consolidated balance sheet. The difference between the lease assets and lease liabilities, net of the deferred tax impact which was not material, was recorded as an adjustment to the opening accumulated deficit. Additionally, in accordance with the New Leasing Standard, the Company was required to derecognize the Sunnyvale and Ohio facilities as imputed facility obligations (as accounted for under the previous leasing guidance) and recognize these facilities as operating leases on the unaudited condensed consolidated balance sheet. This change resulted in no longer recognizing interest expense associated with these imputed facility lease obligations, but instead, recognizing operating lease costs which will be included in operating costs and expenses on the unaudited condensed consolidated statement of operations. Furthermore, the Company derecognized $37.6 million of imputed financing obligation related to these facilities and $32.0 million of capitalized building property upon adoption of the New Leasing Standard. The adoption of the New Leasing Standard impacted the Company’s opening accumulated deficit by $4.5 million.
Recent Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this ASU remove certain disclosures, modify certain disclosures and add additional disclosures. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. Certain disclosures in ASU 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. The Company is currently evaluating the impact that this guidance will have on its condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13. The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04),” which provided certain improvements to various ASUs, including ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326),” which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. These ASUs and the related amendments are effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact that this guidance will have on its financial condition and results of operations.

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
1.Royalty Revenue
Rambus’ patent and technology licensing arrangements generally range between 1 year and 7 years in duration and generally grant the licensee the right to use the Company’s entire IP portfolio as it evolves over time. These arrangements do not typically grant the licensee the right to terminate for convenience and where such rights exist, termination is prospective, with no refund of fees already paid by the licensee. There is no interdependency or interrelation between the IP included in the portfolio licensed upon contract inception and any IP subsequently made available to the licensee, and the Company would be able to fulfill its promises by transferring the portfolio and the additional IP use rights independently. However, the numbers of additions to, and removals from the portfolio (for example when a patent expires and renewal is not granted to the Company) in any given period have historically been relatively consistent; as such, the Company does not allocate the transaction price between the rights granted at contract inception and those subsequently granted over time as a function of these additions.

Patent and technology licensing arrangements result in fixed payments received over time, with guaranteed minimum payments on occasion, variable payments calculated based on the licensee’s sale or use of the IP, or a mix of fixed and variable payments.

•
For fixed-fee arrangements (including arrangements that include minimum guaranteed amounts), variable royalty arrangements that the Company has concluded are fixed in substance, and the fixed portion of hybrid fixed/variable arrangements, the Company recognizes revenue upon control over the underlying IP use right transferring to the licensee, net of the effect of significant financing components calculated using customer-specific, risk-adjusted lending rates ranging between 3% and 6%, with the related interest income being recognized over time on an effective rate basis. Where a licensee has the contractual right to terminate a fixed-fee arrangement for convenience without any substantive penalty payable upon such termination, the Company applies the guidance in ASU No. 2014-09, Revenue from Contracts with Customers in Accounting Standards Codification (ASC) Topic 606 (“ASC 606” or “the New Revenue Standard”) to the duration of the contract in which the parties have present enforceable rights and obligations and only recognizes revenue for amounts that are due and payable.

•
For variable arrangements, the Company recognizes revenue based on an estimate of the licensee’s sale or usage of the IP during the period of reference, typically quarterly, with a true-up recorded when the Company receives the actual royalty report from the licensee.

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
Significant Judgments
Historically and with the exception noted below, no significant judgment has generally been required in determining the amount and timing of revenue from the Company’s contracts with customers.

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
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing, and a contract liability when revenue is recognized subsequent to invoicing.
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of September 30, 2019. The contract assets are transferred to receivables when the billing occurs.
The Company’s contract balances were as follows:

	As of
(In thousands)	September 30, 2019	December 31, 2018
Unbilled receivables	$559,553	$673,616
Deferred revenue	9,516	19,566

During the three and nine months ended September 30, 2019, the Company recognized $1.8 million and $17.9 million, respectively, of revenue that was included in the contract balances as of December 31, 2018.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $28.6 million as of September 30, 2019, which the Company primarily expects to recognize over the next 2 years.

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
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss per share:
Numerator:
Net loss	$(17,331)	$(104,893)	$(80,887)	$(155,939)
Denominator:
Weighted-average shares outstanding - basic	111,315	107,897	110,633	108,324
Effect of potential dilutive common shares	—	—	—	—
Weighted-average shares outstanding - diluted	111,315	107,897	110,633	108,324
Basic net loss per share	$(0.16)	$(0.97)	$(0.73)	$(1.44)
Diluted net loss per share	$(0.16)	$(0.97)	$(0.73)	$(1.44)

For the three months ended September 30, 2019 and 2018, options to purchase approximately 1.0 million and 1.4 million shares, respectively, and for the nine months ended September 30, 2019 and 2018, options to purchase approximately 1.2 million and 1.3 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise and related unrecognized stock-based compensation expense. For the three and nine months ended September 30, 2019, an additional 2.5 million and 2.0 million shares, respectively, and for the three and nine months ended September 30, 2018, an additional 1.9 million and 2.8 million shares, respectively, were excluded from the weighted average dilutive shares because there was a net loss position for the periods.

5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the nine months ended September 30, 2019 (in thousands):

	As of December 31, 2018	Additions to Goodwill (1)	Reclassifications to Assets Held for Sale (2)	Effect of Exchange Rates (3)	As of September 30, 2019
Total goodwill	$207,178	$11,344	$(52,455)	$(1,579)	$164,488
______________________________________

(1)
During the three months ended September 30, 2019, the Company acquired Northwest Logic, Inc. (“Northwest Logic”) which resulted in the Company recognizing additional goodwill. Refer to Note 18, “Acquisition,” for additional information.

(2)	Refer to Note 16, “Assets and Liabilities Held for Sale,” for additional information.

(3)	Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of
	September 30, 2019
	Gross Carrying Amount	Accumulated Impairment Losses	Reclassifications to Assets Held for Sale (1)	Net Carrying Amount
Total goodwill	$238,713	$(21,770)	$(52,455)	$164,488

______________________________________

(1)	Refer to Note 16, “Assets and Liabilities Held for Sale,” for additional information.

Intangible Assets, Net
The components of the Company’s intangible assets as of September 30, 2019 and December 31, 2018 were as follows:

		As of September 30, 2019
(In thousands)	Useful Life	Gross Carrying Amount (1) (2)	Accumulated Amortization (1) (2)	Net Carrying Amount
Existing technology	3 to 10 years	$241,189	$(209,692)	$31,497
Customer contracts and contractual relationships	0.5 to 10 years	35,393	(33,128)	2,265
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	1,600	—	1,600
Total intangible assets		$278,482	$(243,120)	$35,362
_________________________________________

(1)
As of September 30, 2019, the Company had reclassified approximately $19.3 million of net intangible assets to assets held for sale. Refer to Note 16, “Assets and Liabilities Held for Sale,” for additional information.

(2)
During the three months ended September 30, 2019, the Company acquired Northwest Logic which resulted in the Company recognizing additional intangible assets. Refer to Note 18, “Acquisition,” for additional information.

		As of December 31, 2018
(In thousands)	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Existing technology	3 to 10 years	$258,903	$(213,824)	$45,079
Customer contracts and contractual relationships	1 to 10 years	67,667	(54,410)	13,257
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	1,600	—	1,600
Total intangible assets		$328,470	$(268,534)	$59,936
_________________________________________

(1)	The changes in gross carrying amount and accumulated amortization reflect the effects of exchange rates during the period.
During the three and nine months ended September 30, 2019, the Company acquired Northwest Logic which resulted in the Company recognizing additional intangible assets. Refer to Note 18, “Acquisition,” for additional information. During the three and nine ended September 30, 2018, the Company did not purchase or sell any intangible assets.
Amortization expense for intangible assets for the three and nine months ended September 30, 2019 was $3.2 million and $13.1 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2018 was $5.1 million and $24.4 million, respectively. The estimated future amortization of intangible assets as of September 30, 2019 was as follows (in thousands):

Years Ending December 31:	Amount
2019 (remaining three months)	$3,589
2020	13,824
2021	9,831
2022	2,881
2023	2,360
Thereafter	1,277
Total amortizable purchased intangible assets	$33,762
In-process research and development	1,600
Total intangible assets	$35,362

It is reasonably possible that the businesses could perform significantly below the Company’s expectations or a deterioration of market and economic conditions could occur. This would adversely impact the Company’s ability to meet its projected results, which could cause the goodwill of its reporting unit or long-lived assets in any of its asset groups to become impaired. Significant differences between these estimates and actual cash flows could materially affect the Company’s future financial results. If the Company determines that its goodwill or long-lived assets are impaired, it would be required to record a non-cash charge that could have a material adverse effect on its results of operations and financial position.

6.  Segment Information
Operating segments are based upon Rambus’ internal organization structure, the manner in which its operations are managed, the criteria used by its CODM to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). In line with the Company’s divestiture of its payment and ticketing businesses and its refocus on its semiconductor operations, commencing in the third quarter of 2019, the CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment: high-speed interface IP and chips, and embedded security within the semiconductor space. As of September 30, 2019, the Company has a single operating and reportable segment. Accordingly, no additional disclosure of segment measures of profit or loss or total assets is applicable for all periods presented. The Company has recast the prior period segment information to reflect the new segment structure.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at September 30, 2019 and December 31, 2018, respectively, was as follows:

	As of
Customer	September 30, 2019	December 31, 2018
Customer 1	22%	39%
Customer 2	11%	*
Customer 3	*	12%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and nine months ended September 30, 2019 and 2018, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2019	2018	2019	2018
Customer A	14%	*	15%	*
Customer B	13%	*	*	*
Customer C	*	*	10%	*
Customer D	*	13%	*	*
Customer E	*	*	*	11%
Customer F	*	34%	*	13%
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Taiwan	$4,186	$3,962	$19,047	$20,419
South Korea	738	388	2,777	10,656
USA	33,218	37,899	97,421	78,983
Japan	3,419	3,889	8,565	20,201
Europe	2,846	4,156	8,861	11,628
Canada	896	820	3,377	4,115
Singapore	7,695	7,953	14,304	14,103
Asia-Other	4,401	687	9,728	2,533
Total	$57,399	$59,754	$164,080	$162,638

7. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government-sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years. As of September 30, 2019 and December 31, 2018, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of September 30, 2019
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$12,639	$12,639	$—	$—	1.81%
U.S. Government bonds and notes	26,136	26,134	2	—	2.02%
Corporate notes, bonds, commercial paper and other	259,319	259,330	51	(62)	2.09%
Total cash equivalents and marketable securities	298,094	298,103	53	(62)
Cash	39,930	39,930	—	—
Total cash, cash equivalents and marketable securities	$338,024	$338,033	$53	$(62)

	As of December 31, 2018
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,080	$10,080	$—	$—	2.23%
U.S. Government bonds and notes	32,630	32,634	—	(4)	2.28%
Corporate notes, bonds, commercial paper and other	183,998	184,095	—	(97)	2.37%
Total cash equivalents and marketable securities	226,708	226,809	—	(101)
Cash	51,056	51,056	—	—
Total cash, cash equivalents and marketable securities	$277,764	$277,865	$—	$(101)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
(In thousands)	September 30, 2019	December 31, 2018
Cash equivalents	$51,908	$64,868
Short term marketable securities	246,186	161,840
Total cash equivalents and marketable securities	298,094	226,708
Cash	39,930	51,056
Total cash, cash equivalents and marketable securities	$338,024	$277,764

The Company continues to invest in highly rated quality, highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018 are as follows:

	Fair Value		Gross Unrealized Loss
(In thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Less than one year
U.S. Government bonds and notes	$—	$32,630	$—	$(4)
Corporate notes, bonds and commercial paper	187,667	183,998	(62)	(97)
Total Corporate notes, bonds, and commercial paper and U.S. Government bonds and notes	$187,667	$216,628	$(62)	$(101)

The gross unrealized loss at September 30, 2019 and December 31, 2018 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. There is no need to sell these investments, and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
See Note 8, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

8. Fair Value of Financial Instruments
The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$12,639	$12,639	$—	$—
U.S. Government bonds and notes	26,136	—	26,136	—
Corporate notes, bonds, commercial paper and other	259,319	—	259,319	—
Total available-for-sale securities	$298,094	$12,639	$285,455	$—

	As of December 31, 2018
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,080	$10,080	$—	$—
U.S. Government bonds and notes	32,630	—	32,630	—
Corporate notes, bonds, commercial paper and other	183,998	—	183,998	—
Total available-for-sale securities	$226,708	$10,080	$216,628	$—

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
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company which is a level 3 measurement. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of September 30, 2019, the Company’s 25.0% ownership percentage amounts to a $3.9 million equity interest in this equity investment and it is included in other assets on the accompanying consolidated balance sheets. The Company recorded an immaterial amount in its consolidated statements of operations representing its share of the investee’s loss for the nine months ended September 30, 2019.
For the three and nine months ended September 30, 2019 and 2018, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019			As of December 31, 2018
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the “2023 Notes”)	$172,500	$147,039	$171,534	$172,500	$141,934	$150,075

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 10, “Convertible Notes,” as of September 30, 2019, the 2023 Notes are carried at their aggregate face value of $172.5 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.

9. Leases
The Company leases office space, domestically and internationally, under operating leases. The Company’s leases have remaining lease terms between one year and four years. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and long-term operating lease liabilities in the Company’s unaudited condensed consolidated balance sheets. The Company does not have any finance leases. The Company determines if an arrangement is a lease, or contains a lease, at inception. The Company assesses all relevant facts and circumstances in making the determination of the existence of a lease. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company does not separate non-lease components from lease components.
On July 8, 2019, the Company entered into a definitive triple net space lease agreement with 237 North First Street Holdings, LLC (the “Landlord”), whereby the Company will lease approximately 90,000 square feet of office space located at 4453 North First Street in San Jose, California (the “Lease”). The office space will serve as the Company’s corporate headquarters and include engineering, marketing and administrative functions. The Company expects to move to the new premises during the summer of 2020. The Lease has a term of 128 months from the commencement date. The starting rent of the Lease is approximately $3.26 per square foot on a triple net basis. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Lease and will be $4.38 per square foot in the eleventh year. In addition to the base rent, the Company will also pay operating expenses, insurance expenses, real estate taxes, and a management fee. The Lease also allows for an option to expand, wherein the Company has the right of first refusal to rent additional space in the building. The Company has a one-time option to extend the Lease for a period of 60 months and may elect to terminate the Lease, via written notice to the Landlord, in the event the office space is damaged or destroyed. Total future required payments under the Lease are approximately $41 million. The lease of the Company’s current Sunnyvale, California headquarters expires on June 30, 2020.
The Company used its incremental borrowing rate to measure the lease liabilities at the adoption date for its existing operating leases that commenced prior to January 1, 2019 which was based on the remaining lease term and remaining lease payments for such leases. On an ongoing basis, as most of the Company’s leases do not provide an implicit rate, the Company will use its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company will use the implicit rate when readily determinable.
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of September 30, 2019 (in thousands):

Years ending December 31,	Amount
2019 (remaining three months)	$2,527
2020	6,572
2021	4,641
2022	3,450
2023	644
Thereafter	—
Total minimum lease payments	17,834
Less: amount of lease payments representing interest	(1,037)
Present value of future minimum lease payments	16,797
Less: current obligations under leases	(7,382)
Long-term lease obligations	$9,415

As of September 30, 2019, the weighted-average remaining lease term for the Company’s operating leases was 2.7 years, and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 4.3%.
Operating lease costs are included in research and development and selling, general and administrative costs on the statement of operations, and were $2.2 million and $6.7 million for the three and nine months ended September 30, 2019, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $7.8 million for the nine months ended September 30, 2019.

10. Convertible Notes
The Company’s convertible notes are shown in the following table:

(In thousands)	As of September 30, 2019	As of December 31, 2018
2023 Notes	$172,500	$172,500
Unamortized discount - 2023 Notes	(23,786)	(28,517)
Unamortized debt issuance costs - 2023 Notes	(1,675)	(2,049)
Total convertible notes	$147,039	$141,934
Less current portion	—	—
Total long-term convertible notes	$147,039	$141,934

Interest expense related to the notes for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
2023 Notes coupon interest at a rate of 1.375%	$593	$593	$1,779	$1,779
2023 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 4.9%	1,725	1,632	5,104	4,831
2018 Notes coupon interest at a rate of 1.125%	—	96	—	377
2018 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 5.5%	—	559	—	2,756
Total interest expense on convertible notes	$2,318	$2,880	$6,883	$9,743

11. Commitments and Contingencies
As of September 30, 2019, the Company’s material contractual obligations were as follows (in thousands):

	Total	Remainder of 2019	2020	2021	2022	2023
Contractual obligations (1) (2)
Other contractual obligations	$1,019	$551	$234	$234	$—	$—
Software licenses (3)	26,682	3,389	10,546	8,997	3,750	—
Acquisition retention bonuses (4)	9,000	—	3,000	3,000	3,000	—
Convertible notes	172,500	—	—	—	—	172,500
Interest payments related to convertible notes	8,308	—	2,372	2,372	2,372	1,192
Total	$217,509	$3,940	$16,152	$14,603	$9,122	$173,692
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $24.3 million including $22.2 million recorded as a reduction of long-term deferred tax assets and $2.1 million in long-term income taxes payable as of September 30, 2019. As noted below in Note 14, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)	For the Company’s lease commitments as of September 30, 2019, refer to Note 9, “Leases.”

(3)	The Company has commitments with various software vendors for agreements generally having terms longer than one year.

(4)
In connection with the acquisition of Northwest Logic in the third quarter of 2019, the Company is obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.

Refer to Note 2, “Recent Accounting Pronouncements” and Note 9, “Leases,” for a discussion related to the Company’s facility leases due to the adoption of the New Leasing Standard on January 1, 2019.
Additionally, the Company’s lease-related obligations as of December 31, 2018 were as follows (in thousands):

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

Indemnification
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification or liability that the Company could be exposed to under these agreements, however, this is not always possible. The fair value of the liability as of September 30, 2019 and December 31, 2018 was not material.

12. Equity Incentive Plans and Stock-Based Compensation
In the third quarter of 2019, the Company adopted the Rambus Inc. 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”) and, subject to the adjustment provisions of the 2019 Inducement Plan, reserved 400,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the 2019 Inducement Plan.
The 2019 Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). However, awards under the 2019 Inducement Plan may only be granted to individuals who previously have not been employees or non-employee directors of the Company (or who will become employed following a bona fide period of non-employment or service with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules, in connection with a merger or acquisition.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2018	10,074,046
Increase in shares approved for issuance (3)	400,000
Stock options granted	(40,000)
Stock options forfeited	391,542
Nonvested equity stock and stock units granted (1) (2)	(6,986,217)
Nonvested equity stock and stock units forfeited (1)	1,724,535
Total available for grant as of September 30, 2019	5,563,906
_________________________________________

(1)
For purposes of determining the number of shares available for grant under the 2015 Plan against the maximum number of shares authorized, each share of restricted stock granted reduces the number of shares available for grant by 1.5 shares and each share of restricted stock forfeited increases shares available for grant by 1.5 shares.

(2)
Amount includes approximately 1.0 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in the first and third quarters of 2019 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.

(3)	Shares were reserved under the 2019 Inducement Plan adopted in the third quarter of 2019.
General Stock Option Information
The following table summarizes stock option activity under the 2015 Plan for the nine months ended September 30, 2019 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2019.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2018	3,235,891	$10.25
Options granted	40,000	$12.57
Options exercised	(1,087,931)	$7.68
Options forfeited	(391,542)	$13.86
Outstanding as of September 30, 2019	1,796,418	$11.07	4.49	$4,499
Vested or expected to vest at September 30, 2019	1,782,725	$11.06	4.46	$4,492
Options exercisable at September 30, 2019	1,437,761	$10.68	3.74	$4,312

Employee Stock Purchase Plan
Under the 2015 Employee Stock Purchase Plan (“2015 ESPP”), the Company issued 429,396 shares at a price of $7.95 per share during the nine months ended September 30, 2019. Under the 2015 ESPP, the Company issued 297,497 shares at a price of $11.66 per share during the nine months ended September 30, 2018. As of September 30, 2019, approximately 1.9 million shares under the 2015 ESPP remained available for issuance.
Stock-Based Compensation
For the nine months ended September 30, 2019 and 2018, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
During the three and nine months ended September 30, 2019, the Company granted 40,000 stock options with an estimated grant-date fair value of $0.2 million. During the three and nine months ended September 30, 2019, the Company recorded stock-based compensation expense related to stock options of $0.3 million and $0.8 million, respectively.
During the three months ended September 30, 2018, the Company granted approximately 0.1 million stock options with an estimated grant-date fair value of $0.4 million. During the nine months ended September 30, 2018, the Company granted approximately 0.7 million stock options with an estimated grant-date fair value of $3.0 million. During the three and nine months ended September 30, 2018, the Company recorded stock-based compensation expense related to stock options of $0.4 million and $1.4 million, respectively.
As of September 30, 2019, there was $2.3 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Employee Stock Purchase Plan
For the three and nine months ended September 30, 2019, the Company recorded compensation expense related to the 2015 ESPP of $0.3 million and $1.2 million, respectively. For the three and nine months ended September 30, 2018, the Company recorded compensation expense related to the 2015 ESPP of $0.3 million and $1.1 million, respectively. As of September 30,

2019, there was $0.1 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.
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

		Equity Incentive Plan
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Stock Options
Expected stock price volatility	36%	32%	36%	24% - 32%
Risk free interest rate	1.4%	2.8%	1.4%	2.6% - 2.8%
Expected term (in years)	5.1	5.8	5.1	5.8
Weighted-average fair value of stock options granted to employees	$4.24	$4.34	$4.24	$4.23

	Employee Stock Purchase Plan
	Nine Months Ended
	September 30,
	2019	2018
Employee Stock Purchase Plan
Expected stock price volatility	32%	27%
Risk free interest rate	2.44%	2.05%
Expected term (in years)	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$2.80	$3.14

Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and nine months ended September 30, 2019, the Company granted nonvested equity stock units totaling approximately 0.4 million and 4.1 million shares under both the 2015 Plan and 2019 Inducement Plan, respectively. During the three and nine months ended September 30, 2018, the Company granted nonvested equity stock units totaling approximately 0.3 million and 2.7 million shares under the 2015 Plan, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and nine months ended September 30, 2019, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $5.6 million and $41.2 million, respectively. For the three and nine months ended September 30, 2018, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $4.1 million and $35.6 million, respectively. During the first and third quarters of 2019 and first quarter of 2018, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the three and nine months ended September 30, 2019, the Company recorded stock-based compensation expense of approximately $6.8 million and $19.7 million, respectively, related to all outstanding nonvested equity stock grants. For the three and nine months ended September 30, 2018, the Company recorded stock-based compensation expense of approximately $5.5 million and $13.0 million, respectively, related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $41.9 million at September 30, 2019. This amount is expected to be recognized over a weighted average period of 2.5 years.

The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2019:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2018	4,859,135	$12.71
Granted	4,120,729	$10.05
Vested	(1,517,554)	$12.66
Forfeited	(986,572)	$11.53
Nonvested at September 30, 2019	6,475,738	$11.21

13.  Stockholders’ Equity
Share Repurchase Program
During the three and nine months ended September 30, 2019, the Company did not repurchase any shares of its common stock under its share repurchase program.
On January 21, 2015, the Company’s Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans, or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan.
As of September 30, 2019, there remained an outstanding authorization to repurchase approximately 3.6 million shares of the Company’s outstanding common stock under the current share repurchase program.
The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

14. Income Taxes
The Company recorded a provision for (benefit from) income taxes of $(1.3) million and $89.8 million for the three months ended September 30, 2019 and 2018, respectively, and $3.4 million and $85.5 million for the nine months ended September 30, 2019 and 2018, respectively. The benefit from and provision for income taxes for the three and nine months ended September 30, 2019 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the projected annual effective tax rate for the foreign jurisdictions for 2019 and a one-time benefit from the release of valuation allowance related to the Northwest Logic acquisition purchase accounting. The provision for income taxes for the three and nine months ended September 30, 2018 was primarily comprised of the valuation allowance recorded on U.S. deferred tax assets.
During the three months ended September 30, 2019 and 2018, the Company paid withholding taxes of $4.3 million and $5.1 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company paid withholding taxes of $13.0 million and $16.2 million, respectively.
As of September 30, 2019, the Company’s unaudited condensed consolidated balance sheets included net deferred tax assets, before valuation allowance, of approximately $183.6 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, the Company assessed the changes in its underlying facts and circumstances and evaluated the realizability of its existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and state deferred tax assets was appropriate at that time. The basis for this conclusion was derived primarily from the fact that the Company completed its forecasting process during the third quarter of 2018. At a domestic level, losses were expected in future periods in part due to the impact of the adoption of ASC 606. In addition, the decrease in the U.S. federal tax rate from 35% to 21% as a result of U.S. tax reform had further reduced the Company’s ability to utilize its deferred tax assets. In light of the above factors, the Company concluded that it was not more likely than not that it could realize its U.S. deferred tax assets. As such, during the third quarter of 2018, the Company set up and continues to maintain a full valuation allowance against its U.S. federal deferred tax assets.
The Company has U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.
As of September 30, 2019, the Company has a total valuation allowance of $196.5 million on U.S. federal, state and foreign deferred tax assets, resulting in net deferred tax liability of $12.8 million.
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
As of September 30, 2019, the Company had approximately $24.3 million of unrecognized tax benefits, including $22.2 million recorded as a reduction of long-term deferred tax assets and $2.1 million in long-term income taxes payable. If recognized, approximately $2.1 million would be recorded as an income tax benefit. As of December 31, 2018, the Company had $23.5 million of unrecognized tax benefits, including $21.4 million recorded as a reduction of long-term deferred tax assets and $2.1 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At September 30, 2019 and December 31, 2018, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India, the U.K., the Netherlands and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2016 and forward. The California returns are subject to examination from 2010 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ending March 2012 and forward. The Company is currently under examination by California for the 2010 and 2011 tax years. The Company’s India subsidiary is under examination by the Indian tax administration for tax years beginning with 2011, except for 2014, which was assessed in the Company’s favor. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.
Additionally, the Company’s future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of its deferred tax assets and liabilities or by changes in tax laws or interpretations of those laws.

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

16. Assets and Liabilities Held for Sale
During the second quarter of 2019, the Company entered into a share purchase agreement with Visa International Service Association (the “Purchaser”), pursuant to which the Purchaser agreed to acquire all of the outstanding shares of the Company’s subsidiary, Smart Card Software Limited, which comprises the Company’s Payments and Ticketing businesses. The decision to sell these businesses reflects the Company’s ongoing review of its business to focus on products and offerings that are core to its semiconductor business.
The sale of the legal entities comprising the Company’s Payments and Ticketing businesses was completed in October 2019. The gross proceeds from the sale amounted to approximately $83.6 million, which included the selling price of $75.0 million and approximately $8.6 million in net working capital adjustments finalized in October 2019, offset by approximately $3.7 million in transaction costs. The Company measured these businesses at the lower of their carrying value or fair value less any costs to sell, and subsequently recognized a cumulative impairment of approximately $15.1 million during the nine months ended September 30, 2019.
The operating results of these businesses do not qualify for reporting as discontinued operations. The reported results and financial position of the businesses do not necessarily reflect the total value of the businesses that the Company expects to realize upon their sale.
The following table presents information related to the assets and liabilities of the businesses that were classified as held for sale as of September 30, 2019:

(In thousands)	September 30, 2019
Assets
Cash and cash equivalents	$6,772
Accounts receivable	4,550
Unbilled receivables	1,172
Prepaids and other current assets	1,997
Intangible assets, net	19,284
Goodwill	52,455
Property, plant and equipment, net	1,057
Operating lease right-of-use assets	1,196
Other assets	185
Total assets held for sale	$88,668

Liabilities
Accounts payable	$646
Accrued salaries and benefits	1,623
Deferred revenue	4,655
Operating lease liabilities	1,177
Other liabilities	6,519
Total liabilities held for sale	$14,620

Total net assets held for sale	$74,048

Total net assets held for sale	$74,048
Foreign currency translation adjustment related to Payments and Ticketing businesses	12,418
Total net assets including foreign currency translation adjustment	86,466
Fair value less costs to sell	(71,329)
Impairment of assets held for sale	$15,137

17. Restructuring and Other Charges
The 2019 Plan
In June 2019, the Company initiated a restructuring program to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2019 Plan”). In connection with this restructuring program, the Company initiated a plan of termination resulting in a reduction of 4% of the Company’s headcount. During the three and nine months ended September 30, 2019, the Company recorded restructuring and other severance related charges of approximately $1.4 million and $4.2 million, respectively, related primarily to the reduction in workforce. As of September 30, 2019, the Company’s accrued restructuring balance was approximately $2.0 million. The majority of the 2019 Plan is expected to be completed by the end of 2019.

18. Acquisitions
Northwest Logic, Inc.
On July 26, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Northwest Logic, a leading supplier of memory, PCIe, and MIPI digital controllers. On August 23, 2019 (the “Closing Date”), the Company completed its acquisition of Northwest Logic by acquiring all issued and outstanding shares of Northwest Logic through the merger of a wholly-owned Rambus subsidiary with Northwest Logic. Under the terms of the Merger Agreement, the Company paid approximately $21.9 million in cash, including certain bonus payments and adjustments for working capital. Of the purchase price, $3.0 million of the consideration was deposited into an escrow account to fund indemnification obligations and other contractual provisions, to be released 15 months after the Closing Date. This acquisition allows the Company to further scale, bringing together high-speed design expertise with the physical and digital IP families from renowned market leaders to offer comprehensive memory and SerDes IP solutions for chip designers. The Company anticipates integrating Northwest Logic’s offerings and design team into its IP cores technology solutions.
As part of the acquisition, the Company agreed to pay $9.0 million to certain Northwest Logic employees in cash over three years following August 23, 2019 (the “Retention Bonus”). The Retention Bonus will be paid in three installments of $3.0 million on each of the dates that are 12 months, 24 months and 36 months following the Closing Date. The Retention Bonus payouts are subject to the condition of continued employment, and therefore, treated as compensation and expensed as incurred.
As of September 30, 2019, the Company had incurred approximately $0.7 million in external acquisition costs in connection with the transaction, which were expensed as incurred.
The purchase price allocation and related accounting for this acquisition is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and the Company’s estimates and assumptions for the acquisition are subject to change if the Company obtains additional information during the measurement period.
The fair value of the assets acquired has been determined primarily by using valuation methods that discount the expected future cash flows to present value using estimates and assumptions determined by management. The Company performed a valuation of the net assets acquired as of the Closing Date. The total consideration from the business combination was allocated as follows:

Total
(in thousands)
Cash and cash equivalents	$159
Accounts receivable	1,679
Prepaid expenses and other current assets	65
Identified intangible assets	8,800
Goodwill	11,344
Operating lease right-of-use asset	178
Other asset	9
Accounts payable	(9)
Operating lease liability	(178)
Other current liabilities	(108)
Total	$21,939

The goodwill arising from the acquisition is primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of Northwest Logic. This goodwill is not expected to be deductible for tax purposes.

The identified intangible assets assumed in the acquisition of Northwest Logic were recognized as follows based upon their estimated fair values as of the acquisition date:

	Total	Estimated Weighted Average Useful Life
	(in thousands)	(in years)
Existing technology	$8,100	5
Customer contracts and contractual relationships	400	2
Customer backlog	300	0.5
Total	$8,800

The following unaudited pro forma financial information presents the combined results of operations for the Company and Northwest Logic as if the acquisition had occurred on January 1, 2018. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2018, and should not be taken as indicative of future consolidated operating results. Additionally, the unaudited pro forma financial results do not include any anticipated synergies or other expected benefits from the acquisition (unaudited, in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$59,571	$62,837	$171,545	$170,128
Net loss	$(17,304)	$(105,225)	$(81,306)	$(157,113)
Net loss per share - diluted	$(0.16)	$(0.98)	$(0.73)	$(1.45)

Pro forma losses for 2019 were adjusted to exclude $0.7 million of acquisition-related costs incurred in 2019. Consequently, pro forma losses for 2018 were adjusted to include these costs.
Silicon IP and Secure Protocols businesses from Verimatrix
On September 11, 2019, the Company announced it had signed an asset purchase agreement to acquire the Silicon IP and Secure Protocols businesses of Verimatrix, formerly Inside Secure, for $65 million in cash. With the proposed acquisition, the embedded security teams, products and expertise from Verimatrix and Rambus will combine to create a comprehensive portfolio of silicon-proven security IP and chip provisioning solutions. This acquisition is expected to close this year and is subject to customary closing conditions, including certain regulatory approvals.

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
Executive Summary
During the third quarter of 2019, we announced that we closed the acquisition of Northwest Logic. Furthermore, we announced that we signed an asset purchase agreement to acquire the Silicon IP and Secure Protocols businesses of Verimatrix. Key 2019 third quarter financial results included:

•	Revenue of $57.4 million;

•	Total operating costs and expenses of $80.3 million;

•	Diluted net loss per share of $0.16;

•	Cash flows provided by operating activities of approximately $25.6 million; and

•	Unbilled receivables of $559.6 million as of September 30, 2019.

Business Overview
Dedicated to making data faster and safer, Rambus creates innovative hardware, software, and services that drive technology advancements from the data center to the mobile edge. Our architecture licenses, IP cores, chips, software, and services span memory and interfaces, security, and emerging technologies to positively impact the modern world. We collaborate with the industry, partnering with leading chip and system designers, foundries, and service providers. Integrated into a wide array of devices and systems, our products power and secure diverse applications, including Big Data, Internet of Things (“IoT”) security, mobile payments, and smart ticketing.
Building upon the foundation of technologies for memory, SerDes, and other chip interfaces, we have expanded our portfolio of inventions and solutions to address chip and system security. We intend to continue our growth into new technology fields, consistent with our mission to create value through our innovations and to make those technologies available through the shipment of products, the delivery of services, and licensing business models. Key to our efforts is continuing to hire and retain world-class inventors, scientists, and engineers to lead the development and deployment of inventions and technology solutions for our fields of focus.
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
Organization
In line with our divestiture of our payment and ticketing businesses and our refocus on our semiconductor operations, commencing in the third quarter of 2019, our CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, we are organized and operate as a single segment: high-speed interface IP and chips, and embedded security within the semiconductor space. For additional information concerning segment reporting, see Note 6, “Segment Information,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
Revenues from royalties accounted for 34% and 43% of our consolidated revenue for the three and nine months ended September 30, 2019, respectively, as compared to 56% and 52% for the three and nine months ended September 30, 2018, respectively.
The remainder of our revenue is product revenue, contract services and other revenue, which includes our product sales, IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Product revenue accounted for 37% and 28% of our consolidated revenue for the three and nine months ended September 30, 2019, respectively, as compared to 20% and 17% for the three and nine months ended September 30, 2018, respectively. Contract and other revenue accounted for 29% and 28% of our consolidated revenue for the three and nine months ended September 30, 2019, respectively, as compared to 24% and 31% for the three and nine months ended September 30, 2018, respectively.

Expenses
Cost of product revenue for the three months ended September 30, 2019 increased approximately $1.7 million as compared to the same period in 2018. Cost of product revenue for the nine months ended September 30, 2019 increased approximately $3.9 million as compared to the same period in 2018. The increase in both periods was primarily due to increased cost of sales associated with higher sales of memory products.
Engineering expenses continue to play a key role in our efforts to maintain product innovations. Our engineering expenses for the three months ended September 30, 2019 decreased $2.1 million as compared to the same period in 2018 primarily due to decreased amortization costs of $0.9 million, consulting costs of $0.8 million, headcount related expenses of $0.6 million and stock-based compensation expense of $0.2 million, offset by increased prototyping costs of $0.4 million and retention bonus accrual of $0.4 million. Engineering expenses for the nine months ended September 30, 2019 decreased $11.1 million as compared to the same period in 2018 primarily due to decreased amortization costs of $9.1 million, headcount related expenses of $2.7 million, allocated information technology costs of $1.0 million, stock-based compensation expense of $0.4 million and prototyping costs of $0.3 million, offset by increased facilities costs of $1.4 million as discussed below, engineering development tool costs of $1.0 million and consulting costs of $0.9 million.
Sales, general and administrative expenses for the three months ended September 30, 2019 increased $2.2 million as compared to the same period in 2018 primarily due to increased acquisition and divestiture related costs of $2.7 million, stock-based compensation expense of $1.4 million and consulting costs of $0.5 million, offset by decreased amortization cost of $1.0 million, headcount related expenses of $0.8 million, depreciation expense of $0.5 million and recruiting costs of $0.2 million. Sales, general and administrative expenses for the nine months ended September 30, 2019 remained relatively flat as compared to the same period in 2018 primarily due to increased stock-based compensation expense of $6.5 million primarily due to the termination of the former chief executive officer at the end of June 2018, acquisition and divestiture related costs of $2.7 million and facilities costs of $1.2 million as discussed below, offset by decreased headcount related expenses of $2.9 million, amortization cost of $2.1 million, sales and marketing costs of $1.5 million, depreciation expense of $1.3 million, travel expenses of $0.8 million, consulting costs of $0.7 million, recruiting costs of $0.5 million and bonus accrual expense of $0.3 million.
The increase in facilities costs were primarily due to the adoption of ASU No. 2016-02, “Leases,” ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842)” (collectively referred to as the “New Leasing Standard”) beginning in 2019 as discussed in “Results of Operations” of this Form 10-Q.
Intellectual Property
As of September 30, 2019, our semiconductor, security, and other technologies are covered by 2,127 U.S. and foreign patents. Additionally, we have 538 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.

Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory and SerDes technology, adoption of security solutions, the use and adoption of our inventions or technologies generally, industry consolidation, and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers represented approximately 49% and 47% of our revenue for the three and nine months ended September 30, 2019, respectively, as compared to 64% and 50% for the three and nine months ended September 30, 2018, respectively. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation, and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 42% and 41% of our total revenue for the three and nine months ended September 30, 2019, respectively, as compared to 37% and 51% for the three and nine months ended September 30, 2018, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, the majority of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk. For additional information concerning international revenue, see Note 6, “Segment Information,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
Global demand for effective security technologies continues to increase. In particular, highly integrated devices such as smart phones are increasingly used for applications requiring security such as mobile payments, corporate information and user data. Our security group is primarily focused on positioning its DPA countermeasures, security cores and CryptoManager™ technology solutions to our offerings to capitalize on these trends and growing adoption among technology partners and customers.
Cost of product revenue in total and as a percentage of revenue increased during the three and nine months ended September 30, 2019 as compared to the same period in the prior year. Engineering costs in total and as a percentage of revenue decreased during the three and nine months ended September 30, 2019 as compared to the same period in the prior year. Sales, general and administrative expenses in total and as a percentage of revenue increased during the three months ended September 30, 2019 as compared to the same period in the prior year. Sales, general and administrative expenses in total increased and as a percentage of revenue decreased during the nine months ended September 30, 2019 as compared to the same period in the prior year. In the near term, we expect these costs in total to be higher as we intend to continue to make investments in the infrastructure and technologies required to increase our product innovation in semiconductor, security and other technologies. In addition, while we have not been involved in material litigation since 2014, to the extent litigation is again necessary, the amount and timing of any future general and administrative costs are uncertain.
As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth, including the acquisition of Northwest Logic during the current quarter. We also signed an agreement with Verimatrix to purchase its silicon IP and protocols businesses in September 2019. Similarly, we periodically re-evaluate our core business offerings for strategic alignment. For instance, we recently announced our agreement with Visa International Service Association to sell our Payments and Ticketing businesses.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Royalties	33.9%	56.2%	43.5%	52.3%
Product revenue	37.2%	19.7%	28.3%	16.7%
Contract and other revenue	28.9%	24.1%	28.2%	31.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of product revenue*	12.4%	9.0%	10.9%	8.6%
Cost of contract and other revenue	9.5%	10.0%	11.6%	17.9%
Research and development*	72.3%	72.2%	73.1%	74.4%
Sales, general and administrative*	46.5%	40.9%	48.3%	48.7%
Restructuring and other charges	2.4%	—%	2.6%	1.4%
Impairment (recovery) of assets held for sale	(3.2)%	—%	9.2%	—%
Total operating costs and expenses	139.9%	132.1%	155.7%	151.0%
Operating loss	(39.9)%	(32.1)%	(55.7)%	(51.0)%
Interest income and other income (expense), net	11.7%	13.4%	12.9%	15.6%
Interest expense	(4.3)%	(6.7)%	(4.5)%	(8.0)%
Interest and other income (expense), net	7.4%	6.7%	8.4%	7.6%
Loss before income taxes	(32.5)%	(25.4)%	(47.2)%	(43.4)%
Provision for (benefit from) income taxes	(2.3)%	150.2%	2.1%	52.6%
Net loss	(30.2)%	(175.6)%	(49.3)%	(96.0)%
_________________________________________
*    Includes stock-based compensation:

Cost of product revenue	0.0%	0.0%	0.0%	0.0%
Research and development	5.2%	5.3%	5.7%	5.9%
Sales, general and administrative	7.6%	5.0%	7.5%	3.6%

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2019	2018	Percentage	2019	2018	Percentage
Total Revenue
Royalties	$19.4	$33.6	(42.1)%	$71.3	$85.0	(16.1)%
Product revenue	21.4	11.8	81.9%	46.4	27.1	70.8%
Contract and other revenue	16.6	14.4	15.1%	46.4	50.5	(8.1)%
Total revenue	$57.4	$59.8	(3.9)%	$164.1	$162.6	0.9%
Royalty Revenue
Our royalty revenue, which includes patent and technology license royalties, decreased approximately $14.2 million to $19.4 million for the three months ended September 30, 2019 from $33.6 million for the same period in 2018. Our royalty revenue decreased approximately $13.7 million to $71.3 million for the nine months ended September 30, 2019 from $85.0 million for the same period in 2018. The decrease in both periods was due to decreased royalties from various customers.
Additionally, on January 1, 2018, we adopted ASC 606. This accounting change will not impact billings or the cash flow from royalty arrangements. We may experience greater variability in quarterly and annual revenue in future periods as a result of the revenue accounting treatment applied to future fixed-fee licensing arrangements.

Furthermore, we are continuously in negotiations for licenses with prospective customers. We expect patent royalties will continue to vary from period to period based on our success in adding new customers, renewing or extending existing agreements, as well as the level of variation in our customers’ reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed or hybrid in nature. We also expect that our technology royalties will continue to vary from period to period based on our customers’ shipment volumes, sales prices, and product mix.
Product Revenue
Product revenue consists of revenue from the sale of memory and security products. Product revenue increased approximately $9.6 million to $21.4 million for the three months ended September 30, 2019 from $11.8 million for the same period in 2018. Product revenue increased approximately $19.3 million to $46.4 million for the nine months ended September 30, 2019 from $27.1 million for the same period in 2018. The increase in both periods was due to higher sales of memory products.
We believe that product revenue will continue to increase in 2019, mainly from the sale of our memory products. Our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers and our ability to meet our customers’ demands.
Contract and Other Revenue
Contract and other revenue consist of revenue from technology development projects. Contract and other revenue increased approximately $2.2 million to $16.6 million for the three months ended September 30, 2019 from $14.4 million for the same period in 2018. The increase was due to higher revenue from various memory and security technology development projects. Contract and other revenue decreased approximately $4.1 million to $46.4 million for the nine months ended September 30, 2019 from $50.5 million for the same period in 2018. The decrease was due to lower revenue from various memory and security technology development projects.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.
Cost of product revenue:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2019	2018	Percentage	2019	2018	Percentage
Cost of product revenue	$7.1	$5.4	32.2%	$17.8	$13.9	28.1%
Cost of product revenue increased approximately $1.7 million to $7.1 million for the three months ended September 30, 2019 from $5.4 million for the same period in 2018. Cost of product revenue increased approximately $3.9 million to $17.8 million for the nine months ended September 30, 2019 from $13.9 million for the same period in 2018. The increase in both periods was primarily due to increased cost of sales associated with higher sales of memory products.
In the near term, we expect costs of product revenue to be higher as we expect higher sales of our various products in 2019 as compared to 2018.

Engineering costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2019	2018	Percentage	2019	2018	Percentage
Engineering costs
Cost of contract and other revenue	$2.5	$2.1	22.3%	$8.3	$9.4	(11.5)%
Amortization of intangible assets	3.0	3.9	(23.6)%	10.7	19.8	(46.1)%
Stock-based compensation	—	—	—%	—	—	—%
Total cost of contract and other revenue	5.5	6.0	(8.2)%	19.0	29.2	(35.0)%
Research and development	38.5	39.9	(3.7)%	110.7	111.2	(0.5)%
Stock-based compensation	3.0	3.2	(5.5)%	9.3	9.7	(4.0)%
Total research and development	41.5	43.1	(3.8)%	120.0	120.9	(0.8)%
Total engineering costs	$47.0	$49.1	(4.3)%	$139.0	$150.1	(7.4)%
Total engineering costs decreased $2.1 million for the three months ended September 30, 2019 as compared to the same period in 2018 primarily due to decreased amortization costs of $0.9 million, consulting costs of $0.8 million, headcount related expenses of $0.6 million and stock-based compensation expense of $0.2 million, offset by increased prototyping costs of $0.4 million and retention bonus accrual of $0.4 million.
Total engineering costs decreased $11.1 million for the nine months ended September 30, 2019 as compared to the same period in 2018 primarily due to decreased amortization costs of $9.1 million, headcount related expenses of $2.7 million, allocated information technology costs of $1.0 million, stock-based compensation expense of $0.4 million and prototyping costs of $0.3 million, offset by increased facilities costs of $1.4 million as discussed below, engineering development tool costs of $1.0 million and consulting costs of $0.9 million.
On January 1, 2019, we adopted the New Leasing Standard using the alternative transition method. In accordance with the New Leasing Standard, we were required to derecognize the Sunnyvale and Ohio facilities as imputed facility obligations (as accounted for under the previous leasing guidance) and recognize these facilities as operating leases. This change resulted in no longer recognizing interest expense associated with these imputed facility lease obligations, but instead, recognizing lease expense that was included in operating costs and expenses. For additional information on the impact of the new accounting standard on our leases, see Note 2, “Recent Accounting Pronouncements” and Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
In the near term, we expect engineering costs to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, general and administrative costs:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2019	2018	Percentage	2019	2018	Percentage
Sales, general and administrative costs
Sales, general and administrative costs	$22.3	$21.5	4.0%	$66.9	$73.2	(8.7)%
Stock-based compensation	4.4	3.0	45.8%	12.3	5.9	109.0%
Total sales, general and administrative costs	$26.7	$24.5	9.1%	$79.2	$79.1	0.1%

Total sales, general and administrative costs increased $2.2 million for the three months ended September 30, 2019 as compared to the same period in 2018 primarily due to increased acquisition and divestiture related costs of $2.7 million, stock-based compensation expense of $1.4 million and consulting costs of $0.5 million, offset by decreased amortization cost of $1.0 million, headcount related expenses of $0.8 million, depreciation expense of $0.5 million and recruiting costs of $0.2 million.

Total sales, general and administrative costs remained relatively flat for the nine months ended September 30, 2019 as compared to the same period in 2018 primarily due to increased stock-based compensation expense of $6.5 million primarily due to the termination of the former chief executive officer at the end of June 2018, acquisition and divestiture related costs of $2.7 million and facilities costs of $1.2 million (primarily due to the adoption of the New Leasing Standard beginning in 2019 as discussed above), offset by decreased headcount related expenses of $2.9 million, amortization cost of $2.1 million, sales and marketing costs of $1.5 million, depreciation expense of $1.3 million, travel expenses of $0.8 million, consulting costs of $0.7 million, recruiting costs of $0.5 million and bonus accrual expense of $0.3 million.
In the future, sales, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative costs to remain relatively flat.
Restructuring and other charges:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2019	2018	Percentage	2019	2018	Percentage
Restructuring and other charges	$1.4	$—	100.0%	$4.2	$2.2	90.4%

During the second quarter of 2019, we initiated a restructuring program to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2019 Plan”). Additionally, we recorded other severance related charges of $1.4 million during the third quarter of 2019.

During the first quarter of 2018, we announced our plans to close our lighting division and manufacturing operations in Brecksville, Ohio. We believed that such business was not core to our strategy and growth objectives. During the third quarter of 2018, we did not record any restructuring charges.

Refer to Note 17, “Restructuring Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Impairment (recovery) of assets held for sale:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2019	2018	Percentage	2019	2018	Percentage
Impairment (recovery) of assets held for sale	$(1.9)	$—	100.0%	$15.1	$—	100.0%
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
Consequently, during the second quarter of 2019, we measured these businesses at the lower of their carrying value or fair value less any costs to sell, and subsequently recognized an impairment of approximately $17.0 million. As the deal had not yet been finalized as of September 30, 2019, we remeasured these businesses at the lower of their carrying value or fair value less any costs to sell, and recognized a recovery of approximately $1.9 million during the quarter ended September 30, 2019.
Refer to Note 16, “Assets and Liabilities Held for Sale,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Interest and other income (expense), net:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2019	2018	Percentage	2019	2018	Percentage
Interest income and other income (expense), net	$6.7	$8.0	(16.0)%	$21.1	$25.3	(16.8)%
Interest expense	(2.5)	(4.0)	(37.2)%	(7.3)	(13.0)	(44.0)%
Interest and other income (expense), net	$4.2	$4.0	4.9%	$13.8	$12.3	11.9%
Interest income and other income (expense), net, consists primarily of interest income of $4.9 million and $15.9 million for the three and nine months ended September 30, 2019, respectively, due to the significant financing component of licensing agreements as a result of the adoption of the New Revenue Standard as of January 1, 2018. Interest income and other income (expense), net, also includes interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
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
Provision for (benefit from) income taxes:

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2019	2018	Percentage	2019	2018	Percentage
Provision for (benefit from) income taxes	$(1.3)	$89.8	NM*	$3.4	$85.5	(96.1)%
Effective tax rate	7.0%	(593.0)%		(4.3)%	(121.4)%
_____________________________________

*	NM — percentage is not meaningful
The benefit from and provision for income taxes reported for the three and nine months ended September 30, 2019 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the projected annual effective tax rate for the foreign jurisdictions for 2019 and a one-time benefit from the release of valuation allowance related to the Northwest Logic acquisition purchase accounting. Our income tax provision for (benefit from) the three months ended September 30, 2019 and 2018 reflected an effective tax rate of 7.0% and (593.0)% respectively. Our income tax provision for the nine months ended September 30, 2019 and 2018 reflected an effective tax rate of (4.3)% and (121.4)% respectively. Our effective tax rate for the three and nine months ended September 30, 2019 differed from the statutory rate primarily due to U.S. and foreign current taxes payable, a one-time benefit from the release of valuation allowance related to the Northwest Logic acquisition purchase accounting, and no benefit for current losses due to the full valuation allowance against U.S. deferred tax assets. Our effective tax rate for the three and nine months ended September 30, 2018 was different from the U.S. statutory tax rate primarily due to the valuation allowance recorded on U.S. deferred tax assets.
We recorded a provision for (benefit from) income taxes of $(1.3) million and $89.8 million for the three months ended September 30, 2019 and 2018, respectively, and $3.4 million and $85.5 million for the nine months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019 and 2018, we paid withholding taxes of $4.3 million and $5.1 million, respectively. During the nine months ended September 30, 2019 and 2018, we paid withholding taxes of $13.0 million and $16.2 million, respectively.

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
As of September 30, 2019, we have a total valuation allowance of $196.5 million on U.S. federal, state and foreign deferred tax assets, resulting in net deferred tax liability of $12.8 million.
Liquidity and Capital Resources

	As of
	September 30, 2019	December 31, 2018
	(In millions)
Cash and cash equivalents	$91.8	$115.9
Marketable securities	246.2	161.9
Total cash, cash equivalents, and marketable securities	$338.0	$277.8

	Nine Months Ended
	September 30,
	2019	2018
	(In millions)
Net cash provided by operating activities	$93.1	$52.1
Net cash used in investing activities	$(110.9)	$(13.9)
Net cash provided by (used in) financing activities	$1.8	$(128.7)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the nine months ended September 30, 2019 were funded primarily from cash collected from our customers.
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
To provide us with more flexibility in returning capital to our stockholders, on January 21, 2015, our Board authorized a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. During the nine months ended September 30, 2019, we did not repurchase any shares of our common stock under our share repurchase program.
As of September 30, 2019, there remained an outstanding authorization to repurchase approximately 3.6 million shares of our outstanding common stock under the current share repurchase program. See “Share Repurchase Program” below.

Operating Activities
Cash provided by operating activities of $93.1 million for the nine months ended September 30, 2019 was primarily attributable to the cash generated from customer licensing, software license, and related implementation, support and maintenance fees, product sales, and engineering services fees. Changes in operating assets and liabilities for the nine months ended September 30, 2019 primarily included decreases in accounts receivable, unbilled receivables, prepaids and other current assets, accrued salaries and benefits, income taxes payable and deferred revenue, offset by increases in inventories.
Cash provided by operating activities of $52.1 million for the nine months ended September 30, 2018 was primarily attributable to the cash generated from customer licensing, software license and related implementation, support and maintenance fees, product sales and engineering services fees. Changes in operating assets and liabilities for the nine months ended September 30, 2018 primarily included increases in unbilled receivables, accounts receivable, and prepaids and other current assets, offset by decreases in deferred revenue and accrued salaries and benefits and other liabilities.
Investing Activities
Cash used in investing activities of $110.9 million for the nine months ended September 30, 2019 primarily consisted of purchases of available-for-sale marketable securities of $463.9 million, $21.9 million paid for the acquisition of Northwest Logic, net of cash acquired of $0.1 million, and $4.2 million paid to acquire property, plant and equipment, offset by proceeds from the maturities and sale of available-for-sale marketable securities of $377.9 million and $2.0 million, respectively.
Cash used in investing activities of $13.9 million for the nine months ended September 30, 2018 primarily consisted of purchases of available-for-sale marketable securities of $192.8 million and $7.8 million paid to acquire property, plant and equipment, offset by proceeds from the maturities of available-for-sale marketable securities of $181.7 million, proceeds from the sale of assets held for sale of $3.8 million, and proceeds from the sale of an equity security of $1.3 million.
Financing Activities
Cash provided by financing activities of $1.8 million for the nine months ended September 30, 2019 was primarily due to $11.7 million proceeds from the issuance of common stock under equity incentive plans, offset by $5.7 million in payments of taxes on restricted stock units and $4.3 million in payments under installment payment arrangements to acquire fixed assets.
Cash used in financing activities of $128.7 million for the nine months ended September 30, 2018 was primarily due to the repayment of the remaining aggregate principal of the 2018 Notes amounting to $81.2 million, which became due in August 2018, an aggregate payment of $50.0 million to Citibank N.A. as part of our accelerated share repurchase program, and $6.0 million in payments of taxes on restricted stock units, offset by $9.3 million proceeds from the issuance of common stock under equity incentive plans.

Contractual Obligations
As of September 30, 2019, our material contractual obligations were (in thousands):

	Total	Remainder of 2019	2020	2021	2022	2023
Contractual obligations (1) (2)
Other contractual obligations	$1,019	$551	$234	$234	$—	$—
Software licenses (3)	26,682	3,389	10,546	8,997	3,750	—
Acquisition retention bonuses (4)	9,000	—	3,000	3,000	3,000	—
Convertible notes	172,500	—	—	—	—	172,500
Interest payments related to convertible notes	8,308	—	2,372	2,372	2,372	1,192
Total	$217,509	$3,940	$16,152	$14,603	$9,122	$173,692
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $24.3 million including $22.2 million recorded as a reduction of long-term deferred tax assets and $2.1 million in long-term income taxes payable as of September 30, 2019. As noted in Note 14, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

(2)	For our lease commitments as of September 30, 2019, refer to Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

(3)	We have commitments with various software vendors for agreements generally having terms longer than one year.

(4)
In connection with the acquisition of Northwest Logic in the third quarter of 2019, we are obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.

Share Repurchase Program
During the three and nine months ended September 30, 2019, we did not repurchase any shares of our common stock under our share repurchase program.
On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans, or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan.
As of September 30, 2019, there remained an outstanding authorization to repurchase approximately 3.6 million shares of our outstanding common stock under the current share repurchase program.
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of September 30, 2019, we had an investment portfolio of fixed income marketable securities of $298.1 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of September 30, 2019, the fair value of the portfolio would decline by approximately $0.5 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the Netherlands and the United Kingdom, design centers in Canada, India and Finland and small business development offices in Australia, China, Japan, Korea, Singapore and Taiwan. We monitor our foreign currency exposure; however, as of September 30, 2019, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We acquired Northwest Logic during the third quarter of 2019 and are in the process of integrating the acquired business into our overall internal control over financial reporting process. We expect to exclude this acquisition from the assessment of internal control over financial reporting until January 1, 2020.

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
Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, data centers, networks, tablets, handheld devices, mobile applications, gaming and graphics, high-definition televisions, cryptography and data security. The electronics industry is intensely competitive and has been impacted by rapid technological change, short product life cycles, cyclical market patterns, price erosion and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers’ products and the financial resources of such customers. In particular, DRAM manufacturers, which make up a significant part of our revenue, are prone to significant business cycles and have suffered material losses and other adverse effects to their businesses, leading to industry consolidation from time-to-time that may result in loss of revenues under our existing license agreements or loss of target customers. As a result of ongoing competition in the industries in which we operate and volatility in various economies around the world, we may achieve a reduced number of licenses or may experience tightening of customers’ operating budgets, difficulty or inability of our customers to pay our licensing fees, lengthening of the approval process for new licenses and consolidation among our customers. All of these factors may adversely affect the demand for our technology and may cause us to experience substantial fluctuations in our operating results.
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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 47% and 50% of our revenue for the nine months ended September 30, 2019 and 2018, respectively. Additionally, our top five customers represented approximately 49% and 55% of our revenues for the years ended December 31, 2018 and 2017, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
We continue to negotiate with customers and prospective customers to enter into license agreements. Any future agreement may trigger our obligation to offer comparable terms or modifications to agreements with our existing customers, which may be less favorable to us than the existing license terms. We expect licensing fees will continue to vary based on our success in renewing existing license agreements and adding new customers, as well as the level of variation in our customers’ reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed. In particular, under our license agreement with Samsung, the license fees payable by Samsung are subject to certain adjustments and conditions, and we therefore cannot provide assurances that the revenues generated by this license will not decline in the future. In addition, some of our material license agreements may contain rights by the customer to terminate for convenience, or upon certain other events, such as change of control, material breach, insolvency or bankruptcy proceedings. If we are unsuccessful in entering into license agreements with new customers or renewing license agreements with existing customers, on favorable terms or at all, or if they are terminated, our results of operations may decline significantly.
Our business and operations could suffer in the event of security breaches.
Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. While we have not identified any material incidents of unauthorized access to date, the theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any future security breach results in inappropriate disclosure of our customers’ confidential information, we may incur liability.

Failures in our products and services or in the products of our customers, including those resulting from security vulnerabilities, defects, bugs or errors, could harm our business.
Our products and services are highly technical and complex, and among our various businesses our products and services are crucial to providing security, payment and other critical functions for our customers’ operations. Our products and services have from time to time contained and may in the future contain undetected errors, bugs defects or other security vulnerabilities. Some errors in our products and services may only be discovered after a product or service has been deployed and used by customers, and may in some cases only be detected under certain circumstances or after extended use. In addition, because the techniques used by hackers to access or sabotage our products and services and other technologies change and evolve frequently and generally are not recognized until launched against a target, we may be unable to anticipate, detect or prevent these techniques and may not address them in our data security technologies. Any errors, bugs, defects or security vulnerabilities discovered in our solutions after commercial release could adversely affect our revenue, our customer relationships and the market’s perception of our products and services. We may not be able to correct any errors, bugs, defects, security flaws or vulnerabilities promptly, or at all. Any breaches, defects, errors or vulnerabilities in our products and services could result in:

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
We have no control over our customers’ pricing of their products and there can be no assurance that licensed products will be competitively priced or will sell in significant volumes. Any premium charged by our customers in the price of memory and controller chips or other products over alternatives must be reasonable. If the benefits of our technology do not match the price premium charged by our customers, the resulting decline in sales of products incorporating our technology could harm our operating results.
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
In addition, while some of our license agreements provide for fixed, quarterly royalty payments, many of our license agreements provide for volume-based royalties and may also be subject to caps on royalties in a given period. The sales volume and prices of our customers’ products in any given period can be difficult to predict. In addition, we began applying the new revenue recognition standard (ASC 606) during the first quarter of 2018, as required, and we anticipate that our revenue will vary greatly from quarter to quarter. As a result of the foregoing items, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.

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
We have in the past made and may in the future make acquisitions or enter into mergers, strategic investments, sales of assets, divestitures or other arrangements that may not produce expected operating and financial results.
From time to time, we engage in acquisitions, strategic transactions, strategic investments, divestitures and potential discussions with respect thereto. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, including if we are unable to close any pending acquisitions. For example, for any pending or completed acquisitions, we may discover unidentified issues not discovered in due diligence, and we may be subject to liabilities that are not covered by indemnification protection or become subject to litigation. Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers of the acquired business; minimizing the diversion of management’s and other employees’ attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures.

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
For the nine months ended September 30, 2019 and 2018, revenues received from our international customers constituted approximately 41% and 51%, respectively, of our total revenue. Additionally, for the years ended December 31, 2018 and 2017, revenues received from our international customers constituted approximately 44% and 58%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
To the extent that customer sales are not denominated in U.S. dollars, any royalties which are based on a percentage of the customers’ sales that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our royalties. We do not use financial instruments to hedge foreign exchange rate risk.
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
Various countries have adopted controls, license requirements and restrictions on the export, import and use of products or services that contain encryption technology. In addition, governmental agencies have proposed additional requirements for encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Restrictions on the sale or distribution of products or services containing encryption technology may impact our ability to license data security technologies to the manufacturers and providers of such products and services in certain markets or may require us or our customers to make changes to the licensed data security technology that is embedded in such products to comply with such restrictions. Government restrictions, or changes to the products or services our customers to comply with such restrictions, could delay or prevent the acceptance and use of such customers’ products and services. In addition, the United States and other countries have imposed export controls that prohibit the export of encryption technology to certain countries, entities and individuals. Our failure to comply with export and use regulations concerning encryption technology could subject us to sanctions and penalties, including fines, and suspension or revocation of export or import privileges.

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
In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established new disclosure and reporting requirements for those companies that use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. These requirements could affect the sourcing and availability of minerals that are used in the manufacture of our products. We have to date incurred costs and expect to incur significant additional costs associated with complying with the disclosure requirements, including for example, due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free.
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
We do not have extensive experience in creating, manufacturing and marketing products. Our product offerings may present new and difficult challenges, and we may be subject to claims if customers of our offerings experience delays, failures, non-performance or other quality issues. In particular, we may experience difficulties with product design, qualification, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing and sales of products. Although we intend to design our products to be fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances.
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
We rely on third-party providers to supply data center hosting facilities, equipment, maintenance and other services in order to provide some of our services, and have entered into various agreements for such services. The continuous availability of our service depends on the operations of those facilities, on a variety of network service providers and on third-party vendors. In addition, we depend on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, cyber-attacks and similar events. If there are any lapses of service or damage to a facility, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, our business could be harmed. Any interruptions or delays in our service, whether as a result of third-party error, our own error, natural disasters, criminal acts, security breaches or other causes, whether accidental or willful, could harm our relationships with customers, harm our reputation and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause us to lose customers, any of which could materially adversely affect our business.
We rely on third parties for a variety of services, including manufacturing, and these third parties’ failure to perform these services adequately could materially and adversely affect our business.
We rely on third parties for a variety of services, including our manufacturing supply chain partners and third parties within our sales and distribution channels. Certain of these third parties are, and may be, our sole manufacturer or sole source of production materials. If we fail to manage our relationship with these manufacturers and suppliers effectively, or if they experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in any of our manufacturers and suppliers’ financial or business condition could disrupt our ability to supply quality products to our customers. If we are required to change our manufacturers, we may lose revenue, incur increased costs and damage our end-customer relationships. In addition, qualifying a new manufacturer and commencing production can be an expensive and lengthy process. If our third-party manufacturers or suppliers are unable to provide us with adequate supplies of high-quality products for any other reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected. In the event these and other third parties we rely on fail to provide their services adequately, including as a result of errors in their systems or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected. In addition, our orders may represent a relatively small percentage of the overall orders received by our manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority in the event our manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. If our manufacturers are unable to provide us with adequate supplies of high-quality products, or if we or our manufacturers are unable to obtain adequate quantities of components, it could cause a delay in our order fulfillment, in which case our business, operating results and financial condition could be adversely affected.
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
We rely on our information systems and those of third parties for fulfilling licensing and contractual obligations, processing customer orders, delivering products, providing services and support to our customers, billing and tracking our customer orders, performing accounting operations and otherwise running our business. If our systems fail, our disaster and data recovery planning and capacity may prove insufficient to enable timely recovery of important functions and business records. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. Additionally, our information systems may not support new business models and initiatives and significant investments could be required in order to upgrade them. For example, in connection with our adoption of the New Revenue Standard, we plan to augment our systems with new revenue accounting software, utilizing internal and third-party resources. Delays in adapting our information systems to address new business models and accounting standards could limit the success or result in the failure of such initiatives and impair the effectiveness of our internal controls. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our operating results could be negatively impacted.
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
Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office (“USPTO”) and/or the European Patent Office (the “EPO”). Any re-examination proceedings may be reviewed by the USPTO’s Patent Trial and Appeal Board (“PTAB”). The PTAB and the related former Board of Patent Appeals and Interferences have previously issued decisions in a few cases, finding some challenged claims of Rambus’ patents to be valid, and others to be invalid. Decisions of the PTAB are subject to further USPTO proceedings and/or appeal to the Court of Appeals for the Federal Circuit. A final adverse decision, not subject to further review and/or appeal, could invalidate some or all of the challenged patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in any intellectual property litigation. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and could cause our revenue to decline substantially.
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
We rely primarily on a combination of license, development and nondisclosure agreements, trademark, trade secret and copyright law and contractual provisions to protect our non-patentable intellectual property rights. If we fail to protect these intellectual property rights, our customers and others may seek to use our technology without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in part on the use of our intellectual property in the products of third-party manufacturers, and our ability to enforce intellectual property rights against them to obtain appropriate compensation. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, if we fail to do so, our business will suffer.
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
We rely upon the accuracy of our customers’ recordkeeping, and any inaccuracies or payment disputes for amounts owed to us under our licensing agreements may harm our results of operations.
Many of our license agreements require our customers to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While licenses with such terms give us the right to audit books and records of our customers to verify this information, audits rarely are undertaken because they can be expensive, time consuming, and potentially detrimental to our ongoing business relationship with our customers. Therefore, we typically rely on the accuracy of the reports from customers without independently verifying the information in them. Our failure to audit our customers’ books and records may result in our receiving more or less royalty revenue than we are entitled to under the terms of our license agreements. If we conduct royalty audits in the future, such audits may trigger disagreements over contract terms with our customers and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.
Any dispute regarding our intellectual property may require us to indemnify certain customers, the cost of which could severely hamper our business operations and financial condition.
In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. While we generally do not indemnify our customers, some of our agreements provide for indemnification, and some require us to provide technical support and information to a customer that is involved in litigation involving use of our technology. In addition, we may be exposed to indemnification obligations, risks and liabilities that were unknown at the time that we acquired assets or businesses for our operations. Any of these indemnification and support obligations could result in substantial and material expenses. In addition to the time and expense required for us to indemnify or supply such support to our customers, a customer’s development, marketing and sales of licensed semiconductors, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition as a result of lower or no royalty payments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1(1)	Share Purchase Agreement dated June 21, 2019 relating to the Sale and Purchase of Shares in Smart Card Software Limited between Rambus Inc. and Visa International Service Association.

10.1(1)	Lease Agreement dated July 8, 2019 relating to New San Jose Headquarters Location between Rambus Inc. and 237 North First Street Holdings, LLC.

10.2(2)	Offer letter between the Company and Sean Fan, dated as of August 9, 2019.

10.3(2)	2019 Inducement Equity Incentive Plan.

10.4(2)	Form of Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).

10.5(2)	Form of Performance Based Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).

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

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 2, 2019.

(2)	Incorporated by reference to the Current Report on Form 8-K filed on August 28, 2019.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	November 8, 2019	By:	/s/ Rahul Mathur
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)