Form 10-K
period 2019-12-31
RAMBUS INC
filed 2020-02-26
CIK 917273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-22339
________________________________________
RAMBUS INC.
(Exact name of registrant as specified in its charter)
________________________________________

Delaware			94-3112828
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

1050 Enterprise Way
Suite 700
Sunnyvale	,	California	94089
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:
(408) 462-8000
________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	RMBS	The NASDAQ Stock Market LLC
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2019 was approximately $1.1 billion based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $.001 par value, was 112,429,523 as of January 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on or about April 30, 2020 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

•
Changes in our strategy and business model, including the expansion of our portfolio of inventions, products, software, services and solutions to address additional markets in memory, chip and security;

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

PART I
Rambus is a trademark of Rambus Inc. Other trademarks or copyrights that may be mentioned in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.	Business
Overview
Rambus is a premier Silicon IP and Chip provider, delivering high-speed interface and embedded security solutions to make data faster and safer. With 30 years of innovation, we also continue to develop and license the foundational technology essential to all modern system on chips (SoCs) and computing systems. The Company delivers a broad range of semiconductor solutions including architecture licenses, high-speed physical and digital controller interface IP cores, Security IP cores and protocols, and memory interface Chips.
Our strategic objectives are to focus our product portfolio and research around our core strength in semiconductor technologies, optimize the Company for operational efficiency, and leverage our strong cash generation to re-invest for growth. We continue to maximize synergies across our businesses and customer base, leveraging the significant overlap in our ecosystem of customers, partners and influencers. By delivering comprehensive solutions for secure, connected semiconductors, we bring better value to our customers and improved profitability for the Company.
In 2019, we redefined our perimeter through the successful divestiture of our Payments and Ticketing businesses, which allowed us to focus the Company on providing leading solutions for the semiconductor market thus becoming a single reportable segment. The Rambus product and technology roadmap, as well as our go-to-market strategy, is driven by the application-specific requirements of our focus markets. This not only allows us to better serve our traditional data center and communications markets, but also to expand into new, fast-growing markets that demand the highest levels of performance and security, including automotive, artificial intelligence (AI), Internet of Things (IoT) and government.
We demonstrated continued execution and success across our product lines throughout the past year, with combined annual revenue from our Memory Interface Chips and Silicon IP businesses up 64% year over year to $114.5 million. Memory Interface Chips was the fastest growing portion of the business with revenue almost doubling year over year, and Silicon IP drove sustained revenue growth with multiple design wins at tier-1 SoC customers across our target markets. Patent Licensing remains stable following the structural step down in 2019, with the decline offset by growth in product revenue. Revenue from products accounted for 33%, 17%, and 9% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively.
Memory Interface Chips
Made for high speed, reliability and power efficiency, our DDR memory interface Chips for registered, load-reduced and non-volatile dual in-line memory modules (RDIMM, LRDIMM and NVDIMM, respectively) deliver top-of-the-line performance and capacity to the next wave of enterprise and data center servers. Rambus offers DDR5, DDR4 and DDR3 memory interface Chips to enable increased memory capacity, while maintaining peak performance for data-intensive work loads.
We sell our memory interface chips directly and indirectly to module manufacturers and OEMs worldwide through multiple channels, including our direct sales force and distributors. We operate direct sales offices in the United States, Japan, Korea, Taiwan and China, where we employ sales personnel who serve our direct customers and manage our channel partners.
We operate a fabless business model and use third-party foundries and manufacturing contractors to fabricate, assemble and test our memory interface Chips. We also inspect and test parts in our US-based facilities. This outsourced manufacturing approach allows us to focus our investment and resources on the research, development, design, sale and marketing of our products. Outsourcing also allows us the flexibility needed to respond to new market opportunities, simplifies our operations and significantly reduces our capital requirements.
Silicon IP
Rambus’ Silicon IP business offers both Interface and Security IP solutions. Our Interface IP solutions feature both high-speed memory and chip-to-chip interconnect technologies. With the acquisition of Northwest Logic in August of 2019, Rambus now offers a complementary portfolio of physical interface (PHY) and companion digital controller IPs to create a one-stop-shop for SoC designers. These silicon-proven solutions are critical to high performance data center, networking, AI, Machine

Learning (ML) and automotive applications because they enable and optimize the transfer of data between chips and electronic devices. The chip-to-chip IP portfolio is comprised of industry-standard interface solutions including 28G, 32G, 56G and 112G SerDes, as well as the recently announced PCIe 5.0 offering. Rambus’ leading-edge memory Interface solutions include HBM Gen2 and the world’s fastest, silicon-proven GDDR6 solution, capable of running at data rates up to 18 Gbps.
The Rambus Security IP solutions include secure cores, protocols and chip provisioning technologies. Following the acquisition of the Secure Silicon IP and Protocols business from Verimatrix in December 2019, Rambus now offers the industry’s most comprehensive portfolio of silicon-proven Security IP and chip provisioning solutions. With the growing threat environment, posed by malicious actors, we believe it is imperative to protect complex electronic systems at their silicon foundation with hardware-based security IP solutions, including crypto cores, hardware roots of trust, and high-speed protocol engines. As a result, our hardware-based, embedded security solutions are mission-critical for data center, AI, networking, IoT, automotive and government applications. In addition to augmenting the portfolio through acquisitions, Rambus organically expanded its family of fully-programmable root of trust cores to offer tailored configurations that address the specific security needs of our various target markets leading to design wins with tier-1 cloud and AI SoC providers.
Architecture Licenses
Rambus patented inventions are foundational to the semiconductor industry and licenses of our portfolio to our customers represent a significant portion of our revenue. The Company is committed to continuing to innovate and invent, thereby advancing semiconductor technology. With a broad worldwide portfolio of patents covering memory architecture, high-speed serial links, and security, we enhance our value and relevance in our target markets and create a platform for investment in product development.
Our Architecture Licenses enable our customers to use specified portions of our portfolio of patented inventions in the customer’s own digital electronics products, systems or services. These licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed or variable, or a hybrid of fixed and variable royalty payments over certain periods ranging up to ten years. Leading consumer product, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, GE, IBM, Intel, Micron, Nanya, NVIDIA, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics, Toshiba, Western Digital, Winbond and Xilinx have licensed our patents for use in their own products.
Competition
The semiconductor industry is intensely competitive and is characterized by rapid technological change, short product life cycles, cyclical market patterns, price erosion, increasing foreign and domestic competition and market consolidation. Rambus competes with product offerings from various companies depending upon the particular Rambus product line. In the market for memory interface Chips, we compete with international semiconductor companies including IDT, now part of Renesas, and Montage Technology. In the Silicon IP market, Rambus competes with the in-house design teams at our potential customers, as well as with third party IP suppliers such as Arm, Cadence and Synopsys. Many of our competitors are larger and have better access to financial, technical, sales and marketing resources than we possess.
To the extent that alternative technologies, which might provide comparable system performance at lower or similar cost to our patented technologies, are perceived to require the payment of no or lower fees or royalties, or to the extent other factors influence the industry, our customers and prospective customers may adopt and promote such alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain. As in the past, litigation may be required to enforce and protect our intellectual property rights, as well as the substantial investments undertaken to research and develop our innovations and technologies.
Research, Development and Employees
Building upon our foundation of core semiconductor technologies, we aligned our research priorities to focus on innovation and patent development in order to enhance the value of our patent portfolio and differentiate our product offerings in the market. Key to our efforts is continuing to hire and retain world-class inventors, scientists and engineers to lead the development and deployment of inventions and technology solutions for our intended markets.
To foster our research and development efforts, we assembled a team of highly skilled inventors, engineers and scientists whose activities are focused on continually developing new innovations within our chosen technology fields, and thereby securing the intellectual property rights and legal protections for these ground-breaking inventions. Using this foundation of innovation, our technical teams develop new semiconductor solutions that enable increased performance, greater power efficiency and increased levels of security, as well as other improvements and benefits. Our solution design and development process is a multi-disciplinary effort requiring expertise in multiple fields across all of our operational units.

As of December 31, 2019, we had approximately 480 employees in our engineering departments, representing approximately 70% of our total number of 685 employees. None of our employees are covered by collective bargaining agreements. As noted, we believe our future success is dependent on our continued ability to identify, attract, motivate and retain qualified personnel. In order to attract qualified employees, we created a work environment and culture that encourages, fosters and supports research, development and innovation in breakthrough technologies with significant opportunities for broad industry adoption. To date, we believe we have been successful in recruiting qualified employees and that we have a good relationship with our employees.
A significant number of our scientists and engineers spend all or a portion of their time on research and development. For the years ended December 31, 2019, 2018 and 2017, research and development expenses were $156.8 million, $158.3 million and $149.1 million, respectively. We expect to continue to invest substantial funds in research and development activities. In addition, because our customer agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract and other revenue.
Intellectual Property
We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against potential infringement. As of December 31, 2019, our technologies are covered by 2,339 U.S. and foreign patents, having expiration dates ranging from 2020 to 2038. Additionally, we have 589 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We believe our patented innovations provide our customers with the legal rights and licenses to use our inventions to achieve improved performance, greater cost-effectiveness and other technological benefits in their own products and services. We intend to continue our innovation efforts and allocate significant investment in our intellectual property development programs.
We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with current and prospective customers, and confidentiality agreements with employees and consultants and other security measures. We also rely on copyright, trademarks and trade secret laws to protect our intellectual property and other proprietary assets.
Backlog
Our sales of Memory Interface Chips are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be, and often are, rescheduled, canceled or modified on relatively short notice, without substantial penalty. Therefore, we believe that purchase orders or backlog are not necessarily a reliable indicator of our future product sales.
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

Our Named Executive Officers
Information regarding our named executive officers and their ages and positions as of February 26, 2020, is contained in the table below. Our named executive officers are appointed by, and serve at the discretion of, our Board of Directors. There is no family relationship between any of our named executive officers.

Name	Age	Position and Business Experience

Luc Seraphin	56
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
Mr. Seraphin started his career as a field application engineer at NEC and later joined AT&T Bell Labs, which became Lucent Technologies and Agere Systems (now Broadcom Inc.). During his 18 years at Agere, Mr. Seraphin held several senior positions in sales, marketing and general management, culminating in his last position as executive vice president and general manager of the Wireless Business Unit. Following this, Mr. Seraphin held the position of general manager of a GPS startup company in Switzerland and was vice president of Worldwide Sales and Support at Sequans Communications. During his career, Mr. Seraphin has advised and supported companies in both the product and IP markets.
Mr. Seraphin holds a bachelor’s degree in Mathematics and Physics and a master’s degree in Electrical Engineering from Ecole Superieure de Chimie, Physique, Electronique, based in Lyon, France where he majored in Computer Architecture. Mr. Seraphin also holds an MBA from the University of Hartford and has completed the senior executive program of Columbia University.

Rahul Mathur	46
Senior Vice President, Finance and Chief Financial Officer. Mr. Mathur joined us in his current position in October 2016. Prior to joining us, Mr. Mathur served as senior vice president of finance at Cypress Semiconductor Corp., a provider of embedded memory, microcontroller, and analog semiconductor system solutions, from March 2015 to September 2016, where he was responsible for financial planning and investor relations. From August 2012 to March 2015, Mr. Mathur served as vice president of finance at Spansion, Inc. (later acquired by Cypress Semiconductor Corp.). Mr. Mathur served as vice president of finance at Picaboo Corporation from January 2012 to August 2012 and vice president of finance at CDNetworks Inc. from January 2011 to December 2011. Prior to January 2011, Mr. Mathur held senior finance positions at Telesis Technologies, Inc., NetSuite Inc. and KLA Corporation. Mr. Mathur holds a Bachelor of Arts in applied mathematics from Dartmouth College and an M.B.A. from the Wharton School of Business at the University of Pennsylvania.

Jae Kim	49
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

Sean Fan	54
Senior Vice President, Chief Operating Office. Mr. Fan has served as the senior vice president, chief operating office since August 2019.  Prior to Rambus from March 2019 to June 2019 he served as Vice President and General Manager at Renesas Electronics Corporation, responsible for the datacenter business unit, a premier supplier of advanced semiconductor solutions. Prior to his role at Renesas, Mr. Fan was Senior Vice President and Corporate General Manager of the Computing and Communications Group at Integrated Device Technology, Inc. (“IDT”), a leading supplier of analog mixed-signal products including sensors, connectivity and wireless power, from May 2017 until March 2019 when IDT was acquired by Renesas Electronics Corporation. Mr. Fan joined IDT in 1999 and held various management roles at IDT, including Vice President and General Manager of the Computing and Communications Division, Vice President and General Manager of the Interface Connectivity Division, Vice President of China Operations, Vice President and General Manager of the Memory Interface Division, General Manager of Standard Product Operations, and Senior Director of Silicon Timing Solutions. Prior to joining IDT, Mr. Fan served in various engineering and management roles with Lucent Microelectronics, Mitel Semiconductor, and the National Lab of Telecom Research in China.

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

Our revenue consists largely of patent and technology license fees paid for access to our patented technologies, existing technology and other development and support services we provide to our customers. Our ability to secure and renew the licenses from which our revenues are derived depends on our customers adopting our technology and using it in the products they sell. Once secured, license revenue may be negatively affected by factors within and outside our control, including reductions in our customers’ sales prices, sales volumes, our failure to timely complete engineering deliverables, and the actual terms of such licenses themselves. In addition, our licensing cycle for new licensees as well as for renewals for existing licensees is lengthy, costly and unpredictable. We cannot provide any assurance that we will be successful in signing new license agreements or renewing existing license agreements on equal or favorable terms or at all. If we do not achieve our revenue goals, our results of operations could decline.

Our licensing cycle is lengthy and costly, and our marketing and licensing efforts may be unsuccessful.

The process of persuading customers to adopt and license our Chip interface, data Security IP, and other technologies can be lengthy. Even if successful, there can be no assurance that our technologies will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each customer. The length of time it takes to establish a new licensing relationship can take many months or even years. We may incur costs in any particular period before any associated revenue stream begins, if at all. If our marketing and sales efforts are very lengthy or unsuccessful, then we may face a material adverse effect on our business and results of operations as a result of failure to obtain or an undue delay in obtaining royalties.

Some of our license agreements may convert to fully paid-up licenses at the expiration of their terms, or upon certain milestones, and we may not receive royalties after that time.

From time to time, we enter into license agreements that automatically convert to fully paid-up licenses upon expiration or upon reaching certain milestones. We may not receive further royalties from customers for any licensed technology under those agreements if they convert to fully paid-up licenses because such customers will be entitled to continue using some, if not all, of the relevant intellectual property or technology under the terms of the license agreements without further payment, even if relevant patents or technologies are still in effect. If we cannot find another source of royalties to replace the royalties from these license agreements converting to fully paid-up licenses, our results of operations following such conversion could be adversely affected.

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

We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 46%, 49% and 55% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively. For 2019, revenue from Broadcom and SK hynix each accounted for 10% or more of our total revenue. For 2018, revenue from Broadcom and NVIDIA each accounted for 10% or more of our total revenue. For 2017, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.

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

Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, data centers, networks, tablets, handheld devices, mobile applications, gaming and graphics, high-definition televisions, cryptography and data security. The electronics industry is intensely competitive and has been impacted by rapid technological change, short product life cycles, cyclical market patterns, price erosion and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers’ products and the financial resources of such customers. In particular, DRAM manufacturers, which such customers make up a significant part of our revenue, are prone to significant business cycles and have suffered material losses and other adverse effects to their businesses, leading to industry consolidation from time-to-time that may result in loss of revenues under our existing license agreements or loss of target customers. As a result of ongoing competition in the industries in which we operate and volatility in various economies around the world, we may achieve a reduced number of licenses or may experience tightening of customers’ operating budgets, difficulty or inability of our customers to pay our licensing fees, lengthening of the approval process for new licenses and consolidation among our customers. All of these factors may adversely affect the demand for our technology and may cause us to experience substantial fluctuations in our operating results.

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

To the extent that alternative technologies might provide comparable system performance at lower or similar cost to our technologies, or are perceived to require the payment of no or lower royalties, or to the extent other factors influence the industry, our customers and prospective customers may adopt and promote such alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain.

In addition, our expansion into new markets subjects us to additional risks. We may have limited or no experience in new products and markets, and our customers may not adopt our new offerings. These and other new offerings may present new and difficult challenges, which could negatively affect our operating results.

Our customers often require our products to undergo a lengthy and expensive qualification process which does not assure product sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, our business and operating results would suffer.

Prior to purchasing our products, our customers often require that our products undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process may continue for several months. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in third party manufacturing processes may require a new qualification process with our customers, which may result in delays and in our holding excess or obsolete inventory. After our products are qualified, it can take several months or more before the customer commences volume production of components or systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of those products to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

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

Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. While we have not identified any material incidents of unauthorized access to date, the theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any future security breach results in inappropriate disclosure of our customers’ confidential information or any personally-identifiable information of our employees, we may incur liability.

Failures in our products and services or in the products of our customers, including those resulting from security vulnerabilities, defects, bugs or errors, could harm our business.

Our products and services are highly technical and complex, and among our various businesses our products and services are crucial to providing security and other critical functions for our customers’ operations. Our products and services have from time to time contained and may in the future contain undetected errors, bugs, defects or other security vulnerabilities. Some errors in our products and services may only be discovered after a product or service has been deployed and used by customers, and may in some cases only be detected under certain circumstances or after extended use. In addition, because the techniques used by hackers to access or sabotage our products and services and other technologies change and evolve frequently and generally are not recognized until launched against a target, we may be unable to anticipate, detect or prevent these techniques and may not address them in our data security technologies. Any errors, bugs, defects or security vulnerabilities discovered in our solutions after commercial release could adversely affect our revenue, our customer relationships and the market’s perception of our products and services. We may not be able to correct any errors, bugs, defects, security flaws or vulnerabilities promptly, or at all. Any breaches, defects, errors or vulnerabilities in our products and services could result in:

•
expenditure of significant financial and research and development resources in efforts to analyze, correct, eliminate or work around breaches, errors, bugs or defects or to address and eliminate vulnerabilities;

•	financial liability to customers for breach of certain contract provisions, including indemnification obligations;

•	loss of existing or potential customers;

•	product shipment restrictions or prohibitions to certain customers;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	negative publicity, which would harm our reputation; and

•	litigation, regulatory inquiries or investigations that would be costly and harm our reputation.

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

From time to time, we engage in acquisitions, strategic transactions, strategic investments, divestitures and potential discussions with respect thereto. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, including if we are unable to close any pending acquisitions. For example, for any pending or completed acquisitions, we may discover unidentified issues not discovered in due diligence, and we may be subject to regulatory approvals or liabilities that are not covered by indemnification protection or become subject to litigation. Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers of the acquired business; minimizing the diversion of management’s and other employees’ attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures.

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

We may have to incur debt or issue equity securities to pay for any future acquisitions, which debt could involve restrictive covenants or which equity security issuance could be dilutive to our existing stockholders. We may also use cash to pay for any future acquisitions which will reduce our cash balance.

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

For the years ended December 31, 2019, 2018 and 2017, revenues received from our international customers constituted approximately 40%, 44% and 58%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

Trade-related government actions, whether implemented by the US government, China or other countries, that impose barriers or restrictions that would impact our ability to sell or ship products to certain customers may have a negative impact on our financial condition and results of operations. We cannot predict the actions government entities may take in this context and may be unable to quickly offset or effectively react to government actions that restrict our ability to sell to certain customers or in certain jurisdictions. Government actions that affect our customers’ ability to sell products or access critical elements of their supply chains may result in a decreased demand for their products, which may consequently reduce their demand for our products.

We currently have international business operations in the United Kingdom, France and the Netherlands, international design operations in Canada, India and Finland, and business development operations in China, Japan, Korea, and Taiwan. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:

•	hiring, maintaining and managing a workforce and facilities remotely and under various legal systems, including compliance with local labor and employment laws;

•	non-compliance with our code of conduct or other corporate policies;

•	natural disasters, acts of war, terrorism, widespread global pandemics or illness, such as the current Coronavirus (COVID-19), or security breaches;

•	export controls, tariffs, import and licensing restrictions and other trade barriers;

•	profits, if any, earned abroad being subject to local tax laws and not being repatriated to the United States or, if repatriation is possible, limited in amount;

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

•	social, political and economic instability;

•	geopolitical issues, including changes in diplomatic and trade relationships, in particular with China; and

•	cultural differences in the conduct of business both with customers and in conducting business in our international facilities and international sales offices.

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

Our operations and performance depend significantly on worldwide economic conditions. Future uncertainty about global or regional economic and political conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the demand for the products of our customers in the foreseeable future. If our customers experience reduced demand for their products as a result of global or regional economic conditions or otherwise, this could result in reduced royalty revenue and our business and results of operations could be harmed.

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

We are subject to a variety of laws and regulations in the United States, the European Union and other countries that involve, for example, user privacy, data protection and security, content and consumer protection. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, in 2016, a new EU data protection regime, the General Data Protection Regulation (“GDPR”) was adopted, with it fully effective on May 25, 2018, and California enacted the California Consumer Privacy Act as of January 1, 2020 (“CCPA”). The GDPR and CCPA may require us to modify our existing practices with respect to the collection, use, and disclosure of data. In particular, the GDPR provides for significant penalties in the case of non-compliance of up to €20 million or four percent of worldwide annual revenues, whichever is greater. The GDPR, CCPA and other existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs and subject us to claims or other remedies.

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

Participation in standards setting organizations may subject us to intellectual property licensing requirements or limitations that could adversely affect our business and prospects.

In the course of our participation in the development of emerging standards for some of our present and future products, we may be obligated to grant to all other participants a license to our patents that are essential to the practice of those standards on reasonable and non-discriminatory, or RAND, terms. If we fail to limit to whom we license our patents, or fail to limit the terms of any such licenses, we may be required to license our patents or other intellectual property to others in the future, which could limit the effectiveness of our patents against competitors.

Our operations are subject to risks of natural disasters, acts of war, terrorism, widespread illness or security breach at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our operating results.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in the San Francisco Bay Area in the United States, the United Kingdom, the Netherlands and India. The San Francisco Bay Area is in close proximity to known earthquake fault zones. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should a catastrophe disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, so any resultant work stoppage could have a negative effect on our operating results. We also rely on our network infrastructure and technology systems for operational support and business activities which are subject to physical and cyber damage, and also susceptible to other related vulnerabilities common to networks and computer systems. Acts of terrorism, widespread illness, or global pandemics, including the current Coronavirus (COVID-19), war and any event that causes failures or interruption in our network infrastructure and technology systems could have a negative effect at our international and domestic facilities and could harm our business, financial condition, and operating results.

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

If we fail to introduce products that meet the demand of our customers, penetrate new markets in which we expend significant resources, or our marketing and sales cycles that we experience are longer than we anticipate, our revenues will be difficult to predict, may decrease over time and our financial condition could suffer. Additionally, if we concentrate resources on a new market that does not prove profitable or sustainable, it could damage our reputation and limit our growth, and our financial condition could decline.

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

We are subject to increased inventory risks and costs because we build our products based on forecasts provided by customers before receiving purchase orders for the product.

We rely on a number of third-party providers for data center hosting facilities, equipment, maintenance and other services, and the loss of, or problems with, one or more of these providers may impede our growth or cause us to lose customers.

We rely on third-party providers to supply data center hosting facilities, equipment, maintenance and other services in order to enable us to provide some of our services, and have entered into various agreements for such services. The continuous availability of our services depends on the operations of those facilities, on a variety of network service providers and on third-party vendors. In addition, we depend on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, cyber-attacks and similar events. If there are any lapses of service or damage to a facility, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, our business could be harmed. Any interruptions or delays in our service, whether as a result of third-party error, our own error, natural disasters, criminal acts, security breaches or other causes, whether accidental or willful, could harm our relationships with customers, harm our reputation and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause us to lose customers, any of which could materially adversely affect our business.

We rely on third parties for a variety of services, including manufacturing, and these third parties’ failure to perform these services adequately could materially and adversely affect our business.

We rely on third parties for a variety of services, including our manufacturing supply chain partners and third parties within our sales and distribution channels. Certain of these third parties are, and may be, our sole manufacturer or sole source of certain production materials. If we fail to manage our relationships with these manufacturers and suppliers effectively, or if they experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in any of our manufacturers and suppliers’ financial or business condition could disrupt our ability to supply quality products to our customers. If we are required to change our manufacturers, we may lose revenue, incur increased costs and damage our end-customer relationships. In addition, qualifying a new manufacturer and commencing production can be an expensive and lengthy process. If our third-party manufacturers or suppliers are unable to provide us with adequate supplies of high-quality products for any other reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected. In the event these and other third parties we rely on fail to provide their services adequately, including as a result of errors in their systems or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected. In addition, our orders may represent a relatively small percentage of the overall orders received by our manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority in the event our manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. If our manufacturers are unable to provide us with adequate supplies of high-quality products, or if we or our manufacturers are unable to obtain adequate quantities of components, it could cause a delay in our order fulfillment, in which case our business, operating results and financial condition could be adversely affected.

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

•	our signing or not signing new licenses or renewing existing licenses, and the loss of strategic relationships with any customer;

•	announcements of technological innovations or new products by us, our customers or our competitors;

•	changes in our strategies, including changes in our licensing focus and/or acquisitions or dispositions of companies or businesses with business models or target markets different from our core;

•	positive or negative reports by securities analysts as to our expected financial results and business developments;

•	developments with respect to patents or proprietary rights and other events or factors;

•	new litigation and the unpredictability of litigation results or settlements;

•	repurchases of our common stock on the open market;

•	issuance of additional securities by us, including in acquisitions, or large cash payments, including in acquisitions; and

•	changes in accounting pronouncements, including the effects of ASC 606 and ASC 842.

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

Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office (“USPTO”) and/or the European Patent Office (the “EPO”). Any re-examination or inter parties review proceedings may be initiated by the USPTO’s Patent Trial and Appeal Board (“PTAB”). The PTAB and the related former Board of Patent Appeals and Interferences have previously issued decisions in a few cases, finding some challenged claims of Rambus’ patents to be valid, and others to be invalid. Decisions of the PTAB are subject to further USPTO proceedings and/or appeal to the Court of Appeals for the Federal Circuit. A final adverse decision, not subject to further review and/or appeal, could invalidate some or all of the challenged patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in any intellectual property litigation. If a sufficient number of such patents are impaired, our ability to enforce or license our intellectual property would be significantly weakened and could cause our revenue to decline substantially.

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

Furthermore, patent reform legislation, such as the Leahy-Smith America Invents Act, could increase the uncertainties and costs surrounding the prosecution of any patent applications and the enforcement or defense of our licensed patents. The federal courts, the USPTO, the Federal Trade Commission, and the U.S. International Trade Commission have also recently taken certain actions and issued rulings that have been viewed as unfavorable to patentees. While we cannot predict what form any new patent reform laws or regulations may ultimately take, or what impact recent or future reforms may have on our business, any laws or regulations that restrict or negatively impact our ability to enforce our patent rights against third parties could have a material adverse effect on our business.

In addition, our patents will continue to expire according to their terms, with expected expiration dates ranging from 2020 to 2038. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.

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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2019, we occupied offices in the leased facilities described below:

Number of Offices Under Lease	Location	Primary Use
7	United States
	Sunnyvale, CA (Corporate Headquarters)	Executive and administrative offices, research and development, sales and marketing and service functions
	San Jose, CA (Future Corporate Headquarters - expected move in date is mid-2020)	Executive and administrative offices, research and development, sales and marketing and service functions
	Chapel Hill, NC	Research and development
	San Francisco, CA	Research and development
	Beaverton, OR	Research and development
	Agoura Hills, CA	Research and development
	Westminster, CA	Research and development
1	Bangalore, India	Administrative offices, research and development and service functions
1	Tokyo, Japan	Business development
1	Yokohama, Japan	Business development
1	Seoul, Korea	Business development
1	Shanghai, China	Business development
2	Taipei, Taiwan	Business development
1	Rotterdam, The Netherlands	Research and development
1	Vught, The Netherlands	Research and development
1	Glasgow, United Kingdom	Research and development
1	Toronto, Canada	Research and development
1	Espoo, Finland	Research and development

Item 3.	Legal Proceedings
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

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018
	High	Low	High	Low
First Quarter	$10.93	$7.55	$14.63	$11.85
Second Quarter	$12.24	$10.50	$14.30	$12.54
Third Quarter	$14.29	$11.23	$13.61	$10.76
Fourth Quarter	$14.83	$12.45	$10.99	$7.17

The graph below compares the cumulative 5-year total return of holders of Rambus Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Rambus Inc, the NASDAQ Composite Index
and the RDG Semiconductor Composite Index

$250
$200
$150
$100
$50
$0
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Rambus Inc.
NASDAQ Composite
RDG Semiconductor Composite

Fiscal years ending:

	Base Period 12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Rambus Inc.	$100.00	$104.51	$124.17	$128.22	$69.16	$124.21
NASDAQ Composite	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
RDG Semiconductor Composite	$100.00	$91.76	$122.76	$169.41	$153.35	$234.06
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.
As of January 31, 2020, there were 454 holders of record of our common stock. Since many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
We have never paid or declared any cash dividends on our common stock or other securities.

Share Repurchase Program
During the year ended December 31, 2019, we did not repurchase any shares of our common stock under our share repurchase program.
On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan. As part of the broader share repurchase program previously authorized by our Board on January 21, 2015, we initiated an accelerated share repurchase program with Citibank, N.A. on March 5, 2018 which was completed in the second quarter of 2018. After giving effect to such accelerated share repurchase program, we had remaining authorization to repurchase approximately 3.6 million shares.

Item 6.	Selected Financial Data
The following selected consolidated financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 was derived from our consolidated financial statements. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Years Ended December 31,
	2019 (6)	2018 (3) (4) (5)	2017 (3) (4)	2016 (1) (2)	2015 (2) (3) (4)

	(In thousands, except per share amounts)
Total revenue	$224,027	$231,201	$393,096	$336,597	$296,278
Net income (loss)	$(90,419)	$(157,957)	$(22,862)	$6,820	$211,388
Net income (loss) per share:
Basic	$(0.81)	$(1.46)	$(0.21)	$0.06	$1.84
Diluted	$(0.81)	$(1.46)	$(0.21)	$0.06	$1.80
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$407,664	$277,764	$329,376	$172,182	$287,706
Total assets	$1,338,986	$1,361,155	$891,072	$783,496	$718,021
Convertible notes	$148,788	$141,934	$213,898	$126,167	$119,418
Stockholders’ equity	$970,918	$1,012,112	$571,584	$552,782	$526,533
______________________________________

(1)
The net income for the year ended December 31, 2016 included $18.3 million of impairment of in-process research and development intangible asset and a reduction of operating expenses due to the change in our contingent consideration liability of $6.8 million.

(2)
The net income for the years ended December 31, 2016 and 2015 included $0.6 million and $2.0 million, respectively, of gain from settlement which was reflected as a reduction of operating costs and expenses.

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

(4)
Stockholders’ equity includes $50.0 million paid under the accelerated share repurchase program initiated in both March 2018 and May 2017, and $100.0 million paid under the accelerated share repurchase program initiated in October 2015 as well as the $174.5 million net impact of the reversal of the deferred tax asset valuation allowance.

(5)
Reflects the impact from the adoption of ASC 606 in 2018. Refer to Note 2, “Summary of Significant Accounting Policies,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

(6)
The net loss for the year ended December 31, 2019 included $7.4 million of impairment of assets held for sale related to the Company’s Payments and Ticketing businesses, which was included in operating costs and expenses. Refer to Note 17, “Divestiture,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

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

Executive Summary
Highlights from our annual results were as follows:

•	Revenue of $224.0 million;

•	Operating costs and expenses of $328.6 million;

•	GAAP diluted net loss per share of $0.81;

•	Net cash provided by operating activities of $128.5 million
We redefined our perimeter in 2019 with significant merger and acquisition activity throughout the year and focused the Company on Memory Interface Chips and Silicon IP solutions for the semiconductor market. We closed the sale of our Payments and Ticketing businesses to Visa and completed two silicon IP acquisitions, Northwest Logic for digital controllers, and the Secure Silicon IP and Protocols businesses of Verimatrix, formerly Inside Secure. Further, we delivered the second consecutive year of record revenue from products, with combined results from our Memory Interface Chips and Silicon IP businesses.
Business Overview
Rambus is a premier Silicon IP and Chip provider, delivering high-speed interface and embedded security solutions to make data faster and safer. With 30 years of innovation, we continue to develop and license the foundational technology essential to all modern system on chips (SoCs) and computing systems. The Company delivers a broad range of semiconductor solutions including architecture licenses, high-speed physical and digital controller Interface IP cores, Security IP cores and protocols, and memory interface Chips.

Our strategic objectives are to focus our product portfolio and research around our core strength in semiconductor technologies, optimize the Company for operational efficiency, and leverage our strong cash generation to re-invest for growth. We continue to maximize synergies across our businesses and customer base, leveraging the significant overlap in our ecosystem of customers, partners and influencers. By delivering comprehensive solutions for secure, connected semiconductors, we are able to bring better value to our customers and improved profitability for the Company.

In 2019, we redefined our perimeter through the successful divestiture of our Payments and Ticketing businesses, which allowed us to focus the Company on providing leading solutions for the semiconductor market. The Rambus product and technology roadmap, as well as our go-to-market strategy, is driven by the application-specific requirements of our focus markets. This not only allows us to better serve our traditional data center and communications markets, but also to expand into new, fast-growing markets that demand the highest levels of performance and security, including automotive, artificial intelligence (AI), Internet of Things (IoT) and government.

Revenue Sources

Our patented inventions are offered to our customers through patent, technology, software and IP core licenses, as well as product sales and services. Today, a primary source of revenue is derived from our Architecture Licenses, through which we provide our customers a license to use a certain portion of our broad worldwide portfolio of patented inventions. Our Architecture Licenses enable our customers to use the licensed portion of our portfolio of patented inventions in the customer’s own digital electronics products, systems or services. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed or variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods of up to ten years. Leading consumer product, industrial, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, GE, IBM, Intel, Micron, Nanya, NVIDIA, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics, Toshiba, Western Digital and Xilinx have licensed our patents. The vast majority of our patents were secured through our internal research and development efforts.

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

Revenues from royalties accounted for 41%, 56% and 74% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively.

The remainder of our revenue is product revenue, contract services and other revenue, which includes our product sales, IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or account receivables in any given period. Product revenue accounted for 33%, 17% and 9% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Contract and other revenue accounted for 27%, 27% and 17% of our consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively.

Expenses

Cost of product revenue for 2019 increased approximately $8.9 million to $27.2 million from $18.3 million as compared to 2018 primarily due to increased cost of sales associated with higher sales of memory products.

Engineering expenses continue to play a key role in our efforts to maintain product innovations. Our engineering expenses for 2019 decreased $12.7 million as compared to 2018 primarily due to decreased amortization costs of $9.4 million, headcount related expenses of $3.9 million, allocated information technology costs of $1.6 million and stock-based compensation expense of $1.5 million, offset by increased facilities costs of $2.1 million (primarily due to the adoption of the New Leasing Standard beginning in 2019 as discussed below), retention bonus accrual related to acquisitions of $2.0 million and engineering development tool costs of $1.2 million.

Sales, general and administrative expenses for 2019 increased $0.2 million as compared to 2018 primarily due to increased stock-based compensation expense of $6.3 million primarily due to the termination of the former chief executive officer at the end of June 2018, acquisition and divestiture related costs of $5.2 million and facilities costs of $2.6 million (primarily due to the adoption of the New Leasing Standard beginning in 2019 as discussed below), offset by decreased headcount related expenses of $3.8 million, amortization cost of $2.9 million, depreciation expense of $1.8 million, sales and marketing costs of $1.2 million, travel expenses of $1.2 million, consulting costs of $1.0 million, bonus accrual expense of $1.0 million and recruiting costs of $0.6 million.

Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory and SerDes technology, adoption of security solutions, the use and adoption of our inventions or technologies generally, industry consolidation, and global economic conditions with the resulting impact on sales of consumer electronic systems. In addition, as discussed under “Results of Operations” below, our adoption of the New Revenue Standard will have a significant impact on our revenue trends as compared to periods prior to 2018 in which we reported revenue under ASC 605.

We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 46% of our revenue for 2019 as compared to 49% in 2018 and 55% in 2017. The particular customers that account for such revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.

Our revenue from companies headquartered outside of the United States accounted for approximately 40% in 2019 as compared to 44% in 2018 and 58% in 2017. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, the majority of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk. For additional information concerning international revenue, refer to Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.

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

The royalties we receive from our semiconductor customers are partly a function of the adoption of our technologies by systems companies. Many systems companies purchase semiconductors containing our technologies from our customers and do not have a direct contractual relationship with us. Our customers generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies.
Cost of product revenue as well as sales, general and administrative expenses in the aggregate and as a percentage of revenue increased in 2019 as compared to the prior year. Engineering costs in the aggregate and as a percentage of revenue decreased in 2019 as compared to the prior year. In the near term, we expect these costs in the aggregate to be higher as we intend to continue to make investments in the infrastructure and technologies required to increase our product innovation in semiconductor, security and other technologies. In addition, while we have not been involved in material litigation since 2014, to the extent litigation is again necessary, our expectations on the amount and timing of any future general and administrative costs are uncertain.

As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisition that are aligned with our core business and designed to supplement our growth, including the 2019 acquisitions of Northwest Logic and the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure. Similarly, we evaluate our current businesses and technologies that are not aligned with our core business for potential divestiture, such as the sale of our Payments and Ticketing businesses to Visa International Service Association in 2019. We expect to continue to evaluate and potentially enter into strategic acquisitions or divestitures which may adversely impact our business and operating results.

Results of Operations
On January 1, 2018, we adopted ASC 606. Consistent with the modified retrospective adoption method, our results of operations for the period prior to our adoption of ASC 606 remain unchanged as revenue for the year ended December 31, 2017 was recognized under ASC 605. Therefore, the period is not directly comparable.
The adoption of ASC 606 limits the comparability of revenue and certain expenses presented in the results of operations for the years ended December 31, 2019 and 2018, when compared to the same period in 2017.
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2019	2018	2017
Revenue:
Royalties	40.5%	56.4%	73.7%
Product revenue	32.6%	16.7%	9.3%
Contract and other revenue	26.9%	26.9%	17.0%
Total revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of product revenue*	12.1%	7.9%	6.1%
Cost of contract and other revenue	10.8%	15.3%	14.1%
Research and development*	70.0%	68.5%	37.9%
Sales, general and administrative*	46.5%	44.9%	28.2%
Restructuring and other charges	3.9%	1.0%	—%
Loss on divestiture	3.3%	—%	—%
Gain from sale of intellectual property	—%	—%	(0.1)%
Total operating costs and expenses	146.6%	137.6%	86.2%
Operating income (loss)	(46.6)%	(37.6)%	13.8%
Interest income and other income (expense), net	12.2%	14.1%	0.4%
Loss on extinguishment of debt	—%	—%	(0.3)%
Interest expense	(4.4)%	(7.0)%	(3.5)%
Interest and other income (expense), net	7.8%	7.1%	(3.4)%
Income (loss) before income taxes	(38.8)%	(30.5)%	10.4%
Provision for income taxes	1.5%	37.8%	16.2%
Net loss	(40.3)%	(68.3)%	(5.8)%
______________________________________

* Includes stock-based compensation:
Cost of product revenue	0.0%	0.0%	0.0%
Research and development	4.9%	5.4%	3.1%
Sales, general and administrative	6.9%	4.0%	3.9%

	Years Ended December 31,			2018 to 2019	2017 to 2018
	2019	2018	2017	Change	Change
	(Dollars in millions)
Total Revenue
Royalties	$90.8	$130.5	$289.6	(30.4)%	(55.0)%
Product revenue	73.0	38.7	36.5	88.6%	6.0%
Contract and other revenue	60.2	62.0	67.0	(2.9)%	(7.4)%
Total revenue	$224.0	$231.2	$393.1	(3.1)%	(41.2)%
Royalty Revenue
Our royalty revenue, which includes patent and technology license royalties, decreased approximately $39.7 million to $90.8 million for the year ended December 31, 2019 from $130.5 million for 2018. The decrease was due primarily to the timing of renewals and the related structure of architecture license agreements which include both fixed and variable components.
Our royalty revenue decreased approximately $159.1 million to $130.5 million for the year ended December 31, 2018 from $289.6 million for 2017. The decrease was due primarily to the change in revenue recognition whereby we no longer recognize revenue at the time billings become due and collectable. Upon adoption of ASC 606 in the first quarter of 2018, we now recognize revenue at the inception of certain fixed-fee licensing arrangements when our performance obligations are met. Under the previous revenue recognition standard (ASC 605), our revenue for the year ended would have been higher.
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
Product Revenue
Product revenue consists of revenue from the sale of memory and security products in 2019. Product revenue increased approximately $34.3 million to $73.0 million for the year ended December 31, 2019 from $38.7 million for 2018. The increase was primarily due to greater market share gains of our memory interface chips.
Product revenue consisted of revenue from the sale of memory, security and lighting products in 2018 and 2017. Product revenue increased approximately $2.2 million to $38.7 million for the year ended December 31, 2018 from $36.5 million for 2017. The increase was primarily due to higher sales of memory products, partially offset by lower sales of lighting products, as a result of closing our lighting division in the first quarter of 2018.
We believe that product revenue will increase in 2020, mainly from the sale of our memory products. Our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers and our ability to meet our customers’ demands.
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development projects. Contract and other revenue decreased approximately $1.8 million to $60.2 million for the year ended December 31, 2019 from $62.0 million for 2018. The decrease was primarily due to lower revenue associated with our Payments and Ticketing businesses, which was divested in the fourth quarter of 2019, offset by growth experienced in our Silicon IP business.
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
Cost of product revenue:

	Years Ended December 31,			2018 to 2019	2017 to 2018
	2019	2018	2017	Change	Change
	(Dollars in millions)
Cost of product revenue	$27.2	$18.3	$23.8	48.4%	(23.1)%

Cost of product revenue are costs attributable to the sale of memory and security products. Cost of product revenue also included costs attributable to the sale of lighting products in 2018 and 2017.

For the year ended December 31, 2019 as compared to 2018, cost of product revenue increased 48.4% primarily due to increased cost of sales associated with higher sales of memory products.
For the year ended December 31, 2018 as compared to 2017, cost of product revenue decreased 23.1% primarily due to decreased cost of sales associated with the closure of the lighting division announced in the first quarter of 2018, offset by increased cost of sales associated with higher sales of memory products.
In the near term, we expect costs of product revenue to be higher as we expect higher sales of our various products in 2020 as compared to 2019.
Engineering costs:

	Years Ended December 31,			2018 to 2019	2017 to 2018
	2019	2018	2017	Change	Change
	(Dollars in millions)
Engineering costs
Cost of contract and other revenue	$9.9	$11.7	$20.3	(15.4)%	(42.1)%
Amortization of intangible assets	14.3	23.7	35.1	(39.6)%	(32.4)%
Total cost of contract and other revenue	24.2	35.4	55.4	(31.6)%	(36.1)%
Research and development	145.8	145.7	136.9	0.0%	6.4%
Stock-based compensation	11.0	12.6	12.2	(12.3)%	3.3%
Total research and development	156.8	158.3	149.1	(1.0)%	6.2%
Total engineering costs	$181.0	$193.7	$204.5	(6.6)%	(5.3)%
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
For the year ended December 31, 2019 as compared to 2018, total engineering costs decreased 6.6% primarily due to decreased amortization costs of $9.4 million, headcount related expenses of $3.9 million, allocated information technology costs of $1.6 million and stock-based compensation expense of $1.5 million, offset by increased facilities costs of $2.1 million as discussed below, retention bonus accrual related to acquisitions of $2.0 million and engineering development tool costs of $1.2 million.
On January 1, 2019, we adopted the New Leasing Standard using the alternative transition method. In accordance with the New Leasing Standard, we were required to derecognize the Sunnyvale and Ohio facilities as imputed facility obligations (as accounted for under the previous leasing guidance) and recognize these facilities as operating leases. This change resulted in no longer recognizing interest expense associated with these imputed facility lease obligations, but instead, recognizing lease expense that was included in operating costs and expenses. For additional information on the impact of the new accounting standard on our leases, see Note 3, “Recent Accounting Pronouncements” and Note 10, “Leases,” of Notes to Consolidated Financial Statements of this Form 10-K.

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
Sales, general and administrative costs:

	Years Ended December 31,			2018 to 2019	2017 to 2018
	2019	2018	2017	Change	Change
	(Dollars in millions)
Sales, general and administrative costs
Sales, general and administrative costs	$88.7	$94.8	$95.8	(6.4)%	(1.1)%
Stock-based compensation	15.4	9.1	15.1	68.8%	(39.6)%
Total sales, general and administrative costs	$104.1	$103.9	$110.9	0.2%	(6.3)%
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
For the year ended December 31, 2019 as compared to 2018, total sales, general and administrative costs increased 0.2% primarily due to increased stock-based compensation expense of $6.3 million primarily due to the termination of the former chief executive officer at the end of June 2018, acquisition and divestiture related costs of $5.2 million and facilities costs of $2.6 million (primarily due to the adoption of the New Leasing Standard beginning in 2019 as discussed above), offset by decreased headcount related expenses of $3.8 million, amortization cost of $2.9 million, depreciation expense of $1.8 million, sales and marketing costs of $1.2 million, travel expenses of $1.2 million, consulting costs of $1.0 million, bonus accrual expense of $1.0 million and recruiting costs of $0.6 million.
For the year ended December 31, 2018 as compared to 2017, total sales, general and administrative costs decreased 6.3% primarily due to decreased stock-based compensation expense of $6.0 million primarily due to the termination of the former chief executive officer at the end of June 2018, consulting costs of $1.1 million and sales and marketing costs of $1.2 million, offset by increased facilities costs of $1.0 million and recruiting costs of $0.6 million.
In the future, sales, general and administrative costs will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative costs to remain relatively flat.
Restructuring and other charges:

	Years Ended December 31,			2018 to 2019	2017 to 2018
	2019	2018	2017	Change	Change
	(Dollars in millions)
Restructuring and other charges	$8.8	$2.2	$—	NM*	100.0%
_____________________________________

*	NM — percentage is not meaningful
During 2019, we initiated a restructuring program to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2019 Plan”). Additionally, we recorded other severance related charges of $1.4 million during the third quarter of 2019.

During 2018, we closed our lighting division and manufacturing operations in Brecksville, Ohio. We believed that such business was not core to our strategy and growth objectives. As a result, we recorded a charge of $2.2 million related to employee terminations and severance costs, and facility related costs.

During 2017, we did not initiate any restructuring programs.
Refer to Note 18, “Restructuring and Other Charges,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Loss on divestiture:

	Years Ended December 31,			2018 to 2019	2017 to 2018
	2019	2018	2017	Change	Change
	(Dollars in millions)
Loss on divestiture	$7.4	$—	$—	100.0%	—%
During the second quarter of 2019, we entered into a share purchase agreement with Visa International Service Association (the “Purchaser”), pursuant to which the Purchaser had agreed to acquire all of the outstanding shares of our subsidiary, Smart Card Software Limited, which was comprised of our Payments and Ticketing businesses. The decision to sell these businesses reflects our ongoing review of our business to focus on products and offerings that are core to our semiconductor business.
Consequently, we measured these businesses at the lower of their carrying value or fair value less any costs to sell, and subsequently recognized a loss of approximately $7.4 million during the year ended December 31, 2019.
During 2018 and 2017, we did not record a charge for loss on divestiture.
Refer to Note 17, “Divestiture,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Interest and other income (expense), net:

	Years Ended December 31,			2018 to 2019	2017 to 2018
	2019	2018	2017	Change	Change
	(Dollars in millions)
Interest income and other income (expense), net	$27.4	$32.6	$1.4	(16.1)%	NM*
Loss on extinguishment of debt	—	—	(1.1)	0.0%	(100.0)%
Interest expense	(9.9)	(16.3)	(13.7)	(39.5)%	18.7%
Interest and other income (expense), net	$17.5	$16.3	$(13.4)	7.2%	NM*
______________________________________
*    NM — percentage is not meaningful

Interest income and other income (expense), net, consists primarily of interest income of $20.4 million and $27.2 million for the years ended December 31, 2019 and 2018, respectively, due to the significant financing component of licensing agreements as a result of the adoption of the New Revenue Standard as of January 1, 2018. Interest income and other income (expense), net, also includes interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
Loss on extinguishment of debt relates to the extinguishment of a portion of the 2018 Notes during 2017. Refer to Note 12, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
Beginning January 1, 2019, interest expense for all periods disclosed primarily consists of interest expense associated with the non-cash interest expense related to the amortization of the debt discount and issuance costs on the 1.375% convertible senior notes due 2023 (the “2023 Notes”) and the 1.125% convertible senior notes due 2018 (the “2018 Notes”), as well as the coupon interest related to these notes. Interest expense decreased in 2019 as compared to the same period in 2018 primarily due to the 2018 Notes maturing in the third quarter of 2018. Interest expense increased in 2018 as compared to the same period in 2017 primarily due to the full year of interest expense related to the 2023 Notes offset by the maturing of the 2018 Notes in the third quarter of 2018. We expect our non-cash interest expense to increase steadily as the notes reach maturity. Refer to Note 12, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
Prior to 2019, interest expense also included the interest expense associated with our imputed facility lease obligations on the Sunnyvale and Ohio facilities. For the years ended December 31, 2018 and 2017, we recognized $4.3 million and $4.4 million, respectively, of interest expense in connection with the imputed financing obligations in our statements of operations. In accordance with the New Leasing Standard, we were required to derecognize the Sunnyvale and Ohio facilities as imputed facility obligations (as accounted for under the previous leasing standard) and recognize these facilities as operating leases. This change resulted in no longer recognizing interest expense associated with these imputed facility lease obligations, but instead, recognizing lease expense which would be included in operating costs and expenses. For additional information on the impact of the new accounting standard on our leases, see Note 3, “Recent Accounting Pronouncements” and Note 10, “Leases,” of Notes to Consolidated Financial Statements of this Form 10-K.
Provision for income taxes:

	Years Ended December 31,			2018 to 2019	2017 to 2018
	2019	2018	2017	Change	Change
	(Dollars in millions)
Provision for income taxes	$3.4	$87.3	$63.9	(96.1)%	36.8%
Effective tax rate	(3.9)%	(123.6)%	155.8%
Our effective tax rate for the year ended December 31, 2019 was different from the U.S. statutory rate primarily due to the full valuation allowance on the current year tax loss. Our effective tax rate for the year ended December 31, 2018 was different from the U.S. statutory rate primarily due to the establishment of a full valuation allowance on U.S. federal deferred tax assets. Our effective tax rate for the year ended December 31, 2017 was different from the U.S. statutory rate primarily due to the valuation allowance on expiring 2010 foreign tax credits and certain federal research and development credits, and the remeasurement of deferred taxes from 35% to 21% due to U.S. federal tax reform.
We recorded a provision for incomes taxes of $3.4 million for the year ended December 31, 2019, which was primarily comprised of taxes on foreign earnings, the full valuation allowance on U.S. federal deferred tax assets, withholding tax expense, and acquisition-related impacts. For the year ended December 31, 2019, we paid withholding taxes of $17.1 million. We recorded a provision for incomes taxes of $87.3 million for the year ended December 31, 2018, which was primarily comprised of the full valuation allowance on U.S. federal deferred tax assets. For the year ended December 31, 2018, we paid withholding taxes of $20.4 million. We recorded a provision for incomes taxes of $63.9 million for the year ended December 31, 2017, which was primarily comprised of our valuation allowance on unused 2010 foreign tax credits and certain federal research and development credits, and our deferred remeasurements following U.S. federal tax reform. For the year ended December 31, 2017, we paid withholding taxes of $20.5 million.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, the Company assessed the changes in its underlying facts and circumstances and evaluated the realizability of its existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and California deferred tax assets was appropriate. As such, the Company has set up and continues to maintain a full valuation allowance against its U.S. federal deferred tax assets.
Liquidity and Capital Resources

	December 31, 2019	December 31, 2018
	(In millions)
Cash and cash equivalents	$102.2	$115.9
Marketable securities	305.5	161.9
Total cash, cash equivalents, and marketable securities	$407.7	$277.8

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Net cash provided by operating activities	$128.5	$87.1	$117.4
Net cash used in investing activities	$(141.5)	$(68.0)	$(75.5)
Net cash provided by (used in) financing activities	$(0.3)	$(127.7)	$46.5
Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the year ended December 31, 2019 were funded primarily from cash collected from our customers.

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
To provide us with more flexibility in returning capital back to our stockholders, on January 21, 2015, our Board authorized a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. During 2019, we did not repurchase any shares of our common stock under our share repurchase program.

As of December 31, 2019, there remained an outstanding authorization to repurchase approximately 3.6 million shares of our outstanding common stock under the current share repurchase program. Refer to “Share Repurchase Program” below.

Operating Activities
Cash provided by operating activities of $128.5 million for the year ended December 31, 2019 was primarily attributable to the cash generated from customer licensing billings, technology and software licenses and related implementation, support and maintenance fees, product sales, and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2019 primarily included decreases in accounts receivable, unbilled receivables and deferred revenue, offset by increases in prepaids and other current assets, inventories and accrued salaries and benefits.

Cash provided by operating activities of $87.1 million for the year ended December 31, 2018 was primarily attributable to the cash generated from customer licensing billings, technology and software licenses and related implementation, support and maintenance fees, product sales and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2018 primarily included increases in unbilled receivables, accounts receivable and prepaids and other current assets, offset by decreases in accounts payable and accrued salaries and benefits and other liabilities.

Cash provided by operating activities of $117.4 million for the year ended December 31, 2017 was primarily attributable to cash generated from customer licensing billings, technology and software licenses and related implementation, support and maintenance fees, product sales and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2017 primarily included increases in accounts receivable and accrued salaries and benefits and other liabilities as well as decreases in prepaids and other current assets.

Investing Activities
Cash used in investing activities of $141.5 million for the year ended December 31, 2019 primarily consisted of purchases of available-for-sale marketable securities of $657.4 million, $21.9 million paid for the acquisition of Northwest Logic, net of cash acquired of $0.1 million, $45.0 million paid for the acquisition of the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure, and $6.5 million paid to acquire property, plant and equipment, offset by proceeds from the maturities and sale of available-for-sale marketable securities of $507.4 million and $6.8 million, respectively, and net proceeds of $76.0 million from the divestiture of the Company’s Payments and Ticketing businesses.
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
Financing Activities
Cash used in financing activities was $0.3 million for the year ended December 31, 2019 and was primarily due to $8.4 million in payments under installment payment arrangements to acquire fixed assets and $7.0 million in payments of taxes on restricted stock units, offset by $15.1 million proceeds from the issuance of common stock under equity incentive plans.
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
On March 8, 2010, we entered into a lease agreement for approximately 25,000 square feet of office and manufacturing areas, located in Brecksville, Ohio. The office space was used for our lighting division’s engineering activities while the manufacturing space was used for the manufacturer of prototypes. This lease was amended on September 29, 2011 to expand the facility to approximately 51,000 total square feet and the amended lease expired on July 31, 2019. We had an option to extend the lease for a period of 60 months. During 2018, we closed our lighting division and manufacturing operations in

Brecksville, Ohio, and sold the related equipment. Refer to Note 18, “Restructuring Charges,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
We undertook a series of structural improvements to ready the Sunnyvale and Brecksville facilities for our use. Since certain improvements to be constructed by us were considered structural in nature and we were responsible for any cost overruns, for accounting purposes, we were treated in substance as the owner of the construction project during the construction period. At the completion of each construction, we concluded that we retained sufficient continuing involvement to preclude de-recognition of the building under the FASB authoritative guidance applicable to the sale leasebacks of real estate. As such, prior to January 1, 2019 when the New Leasing Standard became effective for us, we accounted for the buildings as owned real estate and recorded an imputed financing obligation for our obligations to the legal owners. Upon adoption of the New Leasing Standard, these leases were treated as operating leases.
Prior to the adoption of the New Leasing Standard, monthly lease payments on the facility were allocated between the land element of the lease (which was accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation was amortized using the effective interest method and the interest rate was determined in accordance with the requirements of sale leaseback accounting. For the years ended December 31, 2018 and 2017, we recognized in our Consolidated Statements of Operations $4.3 million and $4.4 million, respectively, of interest expense in connection with the imputed financing obligation on these facilities. At December 31, 2018, the imputed financing obligation balance in connection with these facilities was $37.6 million, which was primarily classified under long-term imputed financing obligation.
On July 8, 2019, we entered into a definitive triple net space lease agreement with 237 North First Street Holdings, LLC (the “Landlord”), whereby we will lease approximately 90,000 square feet of office space located at 4453 North First Street in San Jose, California (the “Lease”). The office space will serve as our corporate headquarters and include engineering, marketing and administrative functions. We expect to move to the new premises during the summer of 2020. The Lease has a term of 128 months from the commencement date in October 2019. The starting rent of the Lease is approximately $3.26 per square foot on a triple net basis. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Lease and will be $4.38 per square foot in the eleventh year. In addition to the base rent, we will also pay operating expenses, insurance expenses, real estate taxes, and a management fee. The Lease also allows for an option to expand, wherein we have the right of first refusal to rent additional space in the building. We have a one-time option to extend the Lease for a period of 60 months and may elect to terminate the Lease, via written notice to the Landlord, in the event the office space is damaged or destroyed. Total future required payments under the Lease are approximately $41.0 million.
On November 17, 2017, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $172.5 million aggregate principal amount of the 2023 Notes. The aggregate principal amount of the 2023 Notes as of December 31, 2019 was $172.5 million, offset by unamortized debt discount and unamortized debt issuance costs of $22.2 million and $1.5 million, respectively, on the accompanying consolidated balance sheets. The unamortized discount related to the 2023 Notes is being amortized to interest expense using the effective method over the remaining 3.1 years until maturity of the 2023 Notes on February 1, 2023. Refer to Note 12, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
As of December 31, 2019, our material contractual obligations are as follows (in thousands):

	Total	2020	2021	2022	2023	2024
Contractual obligations (1) (2)
Other contractual obligations	$468	$234	$234	$—	$—	$—
Software licenses (3)	31,530	13,525	11,977	6,028	—	—
Acquisition retention bonuses (4)	9,998	3,499	3,499	3,000	—	—
Convertible notes	172,500	—	—	—	172,500	—
Interest payments related to convertible notes	8,308	2,372	2,372	2,372	1,192	—
Total	$222,804	$19,630	$18,082	$11,400	$173,692	$—
______________________________________

(1)
The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $24.6 million including $22.8 million recorded as a reduction of long-term deferred tax assets and $1.8 million in long-term income taxes payable, as of December 31, 2019. As noted in Note 19, “Income Taxes,” of Notes to Consolidated Financial Statements of this Form 10-K, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

(2)	For our lease commitments as of December 31, 2019, refer to Note 10, “Leases,” of Notes to Consolidated Financial Statements of this Form 10-K.

(3)	We have commitments with various software vendors for agreements generally having terms longer than one year.

(4)
In connection with the acquisitions of Northwest Logic in August 2019 and the Secure Silicon IP and Protocols business in December 2019, we are obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.

Share Repurchase Program
During 2019, we did not repurchase any shares of our common stock under our share repurchase program.

On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan.

On March 5, 2018, we initiated an accelerated share repurchase program with Citibank N.A. The accelerated share repurchase program is part of the broader share repurchase program previously authorized by the Company’s Board on January 21, 2015. Under the accelerated share repurchase program, we pre-paid to Citibank N.A., the $50.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.1 million shares of our common stock from Citibank N.A., in the first quarter of 2018, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the second quarter of 2018, the accelerated share repurchase program was completed and we received an additional 0.7 million shares of our common stock as the final settlement of the accelerated share repurchase program. There were no other repurchases of our common stock during 2018.

On May 1, 2017, we initiated an accelerated share repurchase program with Barclays Bank PLC. The accelerated share repurchase program is part of the broader share repurchase program previously authorized by our Board on January 21, 2015. Under the accelerated share repurchase program, we pre-paid to Barclays Bank PLC, the $50.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.2 million shares of our common stock from Barclays Bank PLC, in the second quarter of 2017, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The number of shares to be ultimately purchased by us was determined based on the volume weighted average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. During the fourth quarter of 2017, the accelerated share repurchase program was completed and we received an additional 0.8 million shares of our common stock as the final settlement of the accelerated share repurchase program. There were no other repurchases of our common stock during 2017.

As of December 31, 2019, there remained an outstanding authorization to repurchase approximately 3.6 million shares of our outstanding common stock under the current share repurchase program.

We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.
Warrants

In connection with the 2023 Notes, we separately entered into privately negotiated warrant transactions, whereby we sold to the Counterparties warrants (the “Warrants”) to acquire, collectively, subject to anti-dilution adjustments, approximately 9.1 million shares of our common stock at an initial strike price of approximately $23.30 per share, which represents a premium of 60% over the last reported sale price of our common stock of $14.56 on November 14, 2017. We received aggregate proceeds of approximately $23.2 million from the sale of the Warrants to the Counterparties. The Warrants are separate transactions and are not part of the 2023 Notes or Convertible Note Hedge Transactions. Holders of the 2023 Notes and Convertible Note Hedge Transactions will not have any rights with respect to the Warrants. Refer to Note 12, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.

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
Revenue Recognition
Overview
We adopted the New Revenue Standard on January 1, 2018 and all the related amendments using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit as of January 1, 2018. The comparative information for 2017 has not been recast and continues to be reported under the accounting standards in effect for that period.
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
Our revenue consists of royalty, product and contract and other revenue. Royalty revenue consists of patent and technology license royalties. Products consist of memory interface chips sold directly and indirectly to module manufacturers and OEMs worldwide through multiple channels, including our direct sales force and distributors. Contract and other revenue consists of software license fees, engineering fees associated with integration of our technology solutions into our customers’ products and support and maintenance fees.
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
An initial software arrangement generally consists of a term-based or perpetual license, significant software customization services and support and maintenance services that include post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. We recognize license and customization services revenue based on an over time model, measured using the input method. Due to the nature of the work performed in these arrangements, the estimation of the over time model is complex and involves significant judgment. The key factor reviewed by us to estimate costs to complete each contract is the estimated man-months necessary to complete the project. We recognize license renewal revenue at the beginning of the renewal period. We recognize revenue from professional services purchased in addition to an initial software arrangement on a cumulative catch-up basis if these services are not distinct from the services provided as part of the initial software arrangement, or as a separate contract if these services are distinct.
Prior to the divestiture of our Payments and Ticketing businesses in 2019, our Payment Product Group derived a significant portion of its revenue from heavily customized software in the mobile market, whereby the Payment Product Group’s software solution interacts with third-party solutions and other payment platforms to provide the functionality the customer requires. Historically, these third-party solutions have evolved at a rapid pace, with the Payment Product Group being required to deliver as part of its support and maintenance services the patches and updates needed to maintain the functionality of its own software offering. As the utility of the solution to the end customer erodes very quickly without these updates, these were viewed as critical and the customized software solution and updates were not separately identifiable. As such, these arrangements were treated as a single performance obligation; revenue was deferred until completion of the customization services, and recognized ratably over the committed support and maintenance term.
Prior to the divestiture of our Payments and Ticketing businesses in 2019, our Ticketing Products Group primarily derived revenue from ticketing services arrangements that systematically consist of a software component, support and maintenance, managed services and hosting services. The software could be hosted by third-party hosting service providers or us. All arrangements entered into subsequent to the acquisition (we had originally acquired our Payments and Ticketing businesses in 2016) precluded customers from taking possession of the software at any time during the hosting term and we had concluded that should a customer that was under contract as of the acquisition date ever request possession of the software, the Ticketing Products Group would have the ability to charge the customer, and enforce a claim to payment of a substantive fee in exchange for such right, and that the costs of setting up the environment needed to run the software would act as a significant disincentive to the customer taking possession of the software. Based on the above, we concluded that these services were a single performance obligation, with customers simultaneously receiving and consuming the benefits provided by the Ticketing Products Group’s performance, and recognized ticketing services revenue ratably over the term, commencing upon completion of setup activities. We recognized setup fees upon completion. While these activities did not transfer a service to the customer, we elected not to defer and amortized these fees over the expected duration of the customer relationship owing to the immateriality of the amounts charged.
Significant Judgments
Historically and with the exceptions noted below, no significant judgment has generally been required in determining the amount and timing of revenue from our contracts with customers.

•
For our contract and other revenue, revenue is recognized as services are performed on a percentage-of-completion basis, measured using the input method. Due to the nature of the work performed in these arrangements, the estimation of percentage-of-completion is complex and involves significant judgment. The key factor reviewed by us to estimate costs to complete each contract is the estimated man-months necessary to complete the project. If circumstances arise that change the original estimates of extent of progress toward completion, revisions to the estimates are made that may result in increases or decreases in estimated revenues or costs. Revisions are reflected in revenue on a cumulative catch-up basis in the period in which the circumstances that gave rise to the revision become known. We have adequate tools and controls in place, and substantial experience and expertise in timely and accurately tracking man-months incurred in completing customization and other professional services, and quantifying changes in estimates.

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
When goodwill is assessed for impairment, we have the option to perform an assessment of qualitative factors of impairment (optional assessment) prior to necessitating a quantitative impairment test. Should the optional assessment be used for any given year, qualitative factors to consider for a reporting unit include: cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations; macroeconomic conditions; and other relevant events and factors affecting the reporting unit. If we determine in the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. For a reporting unit tested using a quantitative approach, we compare the fair value of the reporting unit with the carrying amount of the reporting unit, including goodwill. The fair value of the reporting unit is estimated using an income approach.
Under the income approach, we measure fair value of the reporting unit based on a projected cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in its current business model. Our discounted cash flow projections are based on its annual financial forecasts developed internally by management for use in managing our business. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, then the amount of goodwill impairment will be the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
Intangible Assets
Intangible assets are comprised of existing technology, customer contracts and contractual relationships, and other definite-lived and indefinite-lived intangible assets. Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable definite-lived intangible assets are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from six months to ten years.

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
Acquired indefinite-lived intangible assets related to our in-process research and development (“IPR&D”) are capitalized and subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, we make a separate determination of useful life of the acquired indefinite-lived intangible assets and the related amortization is recorded as an expense over the estimated useful life of the specific projects. Indefinite-lived intangible assets are subject to at least an annual assessment for impairment, applying a fair-value based test. Under the income approach, we measure fair value of the indefinite-lived intangible assets based on a projected cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our current business model. Our discounted cash flow projections are based on our annual financial forecasts developed internally by our management for use in managing our business. If the fair value of the indefinite-lived intangible assets exceeds its carrying value, the indefinite-lived intangible assets are not impaired and no further testing is required. If the implied fair value of the indefinite-lived intangible assets is less than the carrying value, the difference is recorded as an impairment loss.
Income Taxes
As part of preparing our consolidated financial statements, we are required to calculate the income tax expense (benefit) which relates to the pretax income or loss for the period. In addition, we are required to assess the realization of the deferred tax asset or liability to be included on the consolidated balance sheet as of the reporting dates.
As of December 31, 2019, our consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $187.7 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses and certain liabilities, partially reduced by deferred tax liabilities associated with the ASC 606 adoption and certain assets. As of December 31, 2019, we have a valuation allowance of $197.0 million resulting in net deferred tax liabilities of $9.3 million.
We maintain liabilities for uncertain tax positions within our long-term income taxes payable accounts and as a reduction to existing deferred tax assets or other refundable taxes to the extent tax attributes are available to offset such liabilities. These liabilities involve judgment and estimation and are monitored by us based on the best information available including changes in tax regulations, the outcome of relevant court cases and other information.
The calculation of our tax liabilities involves uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. Although ASC 740, “Income Taxes,” provides further clarification on the accounting for uncertainty in income taxes, significant judgment is required by us. If the ultimate resolution of tax uncertainties is different from what is currently estimated, it could materially affect income tax expense.
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
The accounting guidance for share-based payments requires the measurement and recognition of compensation expense in our statement of operations for all share-based payment awards made to our employees, directors and consultants including employee stock options, nonvested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, the accounting guidance for share-based payments requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow. Our forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting. The accounting guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Refer to Note 14, “Equity Incentive Plans and Stock-Based Compensation,” of Notes to Consolidated Financial Statements of this Form 10-K for more information regarding the valuation of stock-based compensation.
Business Combinations
We account for acquisitions of businesses using the purchase method of accounting, which requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies where applicable. Although we believe the assumptions and estimates made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Significant estimates and assumptions made by us in estimating the fair value of the existing technologies included revenue growth rates, operating expense margins, technology obsolescence rates and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Recent Accounting Pronouncements
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of December 31, 2019, we had an investment portfolio of fixed income marketable securities of $363.5 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of December 31, 2019, the fair value of the portfolio would decline by approximately $0.5 million. Actual results may differ materially from this sensitivity analysis.

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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the Netherlands and the United Kingdom, design centers in Canada, India and Finland and small business development offices in Australia, China, Japan, Korea, Singapore and Taiwan. We monitor our foreign currency exposure; however, as of December 31, 2019, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

Item 8.	Financial Statements and Supplementary Data
Refer to Item 15, “Exhibits and Financial Statement Schedules,” of this Form 10-K for required financial statements and supplementary data.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on the criteria in Internal Control — Integrated Framework (2013) issued by the COSO.
Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We have excluded Northwest Logic, Inc. and the Secure Silicon IP and Protocols businesses of Verimatrix (the “acquired entities”) from our assessment of internal control over financial reporting as of December 31, 2019 because they were acquired by us in purchase business combinations during 2019. The acquired entities are wholly-owned subsidiaries whose total assets and total revenues excluded from our assessment of internal control over financial reporting collectively represent approximately 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.
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
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

To the Board of Directors and Stockholders of Rambus Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rambus Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Notes 3 and 2 to the consolidated financial statements, respectively, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Northwest Logic, Inc. and the Secure Silicon IP and Protocols businesses of Verimatrix (the “acquired entities”) from its assessment of internal control over financial reporting as of December 31, 2019 because they were acquired by the Company in purchase business combinations during 2019. We have also excluded the acquired entities from our audit of internal control over financial reporting. The acquired entities are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Existing Technology Intangible Assets Acquired from the Northwest Logic, Inc. and Secure Silicon IP and Protocols acquisitions

As described in Notes 2 and 21 to the consolidated financial statements, during the year ended December 31, 2019, the Company completed the acquisitions of Northwest Logic, Inc. and Secure Silicon IP and Protocols businesses for total considerations of $21.9 million and $46.8 million, respectively, of which $8.1 million and $21.6 million, respectively, of existing technology intangible assets were recorded. The fair value of the assets acquired was determined by management primarily by using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the existing technologies less charges representing the contribution of other assets to those cash flows. Significant estimates and assumptions in estimating the fair value of the existing technologies include revenue growth rates, operating expense margins, technology obsolescence rates, and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of the existing technology intangible assets acquired in the acquisitions of Northwest Logic, Inc. and Secure Silicon IP and Protocols businesses is a critical audit matter are there was significant judgment by management when determining the valuation of the existing technology intangibles assets, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the revenue growth rates, operating expense margins, technology obsolescence rates, and discount rate assumptions used in the valuation of the existing technology intangible assets . In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the existing technologies intangible assets acquired in the acquisitions of Northwest Logic, Inc., and Secure Silicon IP and Protocols businesses. These procedures also included, among others, reading the purchase agreements and testing management’s process for determining the fair value of the existing technology intangible assets, including evaluating the appropriateness of the valuation method, testing the completeness and accuracy of underlying data used in the estimate, and evaluating the reasonableness of the significant assumptions, including revenue growth rates, operating expense margins, technology obsolescence rates, and discount rates. Evaluating the reasonableness of the revenue growth rates and the operating expense margins involved considering the past performance of the acquired businesses, actual arrangements subsequent to the acquisitions and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of valuation method and the reasonableness of the technology obsolescence rates and the discount rates.
Revenue Recognition - License and Customization Services Revenue

As described in Note 4 to the consolidated financial statements, the Company recognizes license and customization services revenue based on an over time model, measured using the input method. License and customization services revenue is reported as part of contract and other revenue which was $28 million for the year ended December 31, 2019. Due to the nature of the work performed in these arrangements, the estimation of the over time model is complex and involves significant judgment. The key factor reviewed by management to estimate costs to complete each contract is the estimated man-months necessary to complete the project.

The principal considerations for our determination that performing procedures relating to revenue recognition for license and customization revenue is a critical audit matter are there was significant judgment made by management to determine the estimated man-months necessary to contract completion for each contract, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s estimate of man-months necessary to complete each project.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s license and customization services revenue recognition process, including controls over management’s determination of the estimate of total man-months to complete each contract. The procedures also included, among others, for a sample of contracts, testing management’s process for determining the estimate of total man-months. Evaluating management’s assumption related to the estimate of man-months involved (i) performing a comparison of the estimated man-months to completed projects of similar size and (ii) evaluating the timely identification of circumstances which may warrant a modification to a previous cost estimate, including an assessment of total man-months.

Relative Fair Value Measurement Related to the Goodwill Allocation of the Payments and Ticketing Businesses and the Retained Business.

As described in Notes 6 and 17 to the consolidated financial statements, the Company entered into a share purchase agreement with Visa International Service Association (the “Purchaser”), pursuant to which the Purchaser agreed to acquire all of the outstanding shares of the Company’s subsidiary, Smart Card Software Limited, which comprises the Company’s Payments and Ticketing businesses, which was part of the Company’s former Rambus Security Division (“RSD”) segment. The Company measured these businesses at the lower of their carrying value or fair value less any costs to sell, and recognized a cumulative impairment of approximately $7.4 million during the year ended December 31, 2019. In the second quarter of 2019, in order to determine the impairment loss, the Company performed a relative fair value measurement to allocate goodwill to the business units between the disposed Payments and Ticketing businesses and the retained business, which includes Cryptography Research, Inc (“CRI”), which was part of the former RSD segment. The goodwill allocated to the disposed Payments and Ticketing businesses was $54.5 million. The fair value of the retained business was estimated by management using a discounted cash flow model. The Company’s cash flow projections for the retained business included significant judgments and assumptions relating to revenue growth rates, projected operating income and the discount rate.

The principal considerations for our determination that performing procedures relating to the fair value measurement of the retained business unit is a critical audit matter are there was significant judgment made by management when developing the fair value measurement of the retained business unit, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s cash flow projections, including significant assumptions relating to revenue growth rates, projected operating income, and the discount rate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the relative fair value measurement of the retained business unit. The procedures also included, among others, testing management’s process for developing the fair value measurement for the retained business unit; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the reasonableness of the significant assumptions used by management, including revenue growth rates, projected operating income and the discount rate. Evaluating management’s assumptions related to revenue growth rates and projected operating income involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the retained business unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit and the prior year audit.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 26, 2020

We have served as the Company’s auditor since 1991.

RAMBUS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

	(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$102,176	$115,924
Marketable securities	305,488	161,840
Accounts receivable	44,039	50,863
Unbilled receivables	184,366	176,613
Inventories	10,086	6,772
Prepaids and other current assets	18,524	15,738
Total current assets	664,679	527,750
Intangible assets, net	54,900	59,936
Goodwill	183,465	207,178
Property, plant and equipment, net	44,714	57,028
Operating lease right-of-use assets	37,020	—
Deferred tax assets	4,574	4,435
Unbilled receivables, long-term	343,703	497,003
Other assets	5,931	7,825
Total assets	$1,338,986	$1,361,155
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,549	$7,392
Accrued salaries and benefits	20,291	16,938
Deferred revenue	11,947	19,374
Income taxes payable, short-term	19,142	16,390
Operating lease liabilities	6,357	—
Other current liabilities	18,893	9,191
Total current liabilities	86,179	69,285
Convertible notes, long-term	148,788	141,934
Long-term imputed financing obligation	—	36,297
Long-term operating lease liabilities	39,889	—
Long-term income taxes payable	60,094	77,280
Deferred tax liabilities	13,846	18,960
Other long-term liabilities	19,272	5,287
Total liabilities	368,068	349,043
Commitments and contingencies (Notes 10, 13 and 20)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2019 and December 31, 2018	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 112,131,352 shares at December 31, 2019 and 109,017,708 shares at December 31, 2018	112	109
Additional paid in capital	1,261,142	1,226,588
Accumulated deficit	(290,244)	(204,294)
Accumulated other comprehensive loss	(92)	(10,291)
Total stockholders’ equity	970,918	1,012,112
Total liabilities and stockholders’ equity	$1,338,986	$1,361,155
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017

	(In thousands, except per share amounts)
Revenue:
Royalties	$90,785	$130,452	$289,594
Product revenue	72,972	38,690	36,509
Contract and other revenue	60,270	62,059	66,993
Total revenue	224,027	231,201	393,096
Operating costs and expenses:
Cost of product revenue*	27,156	18,299	23,783
Cost of contract and other revenue	24,219	35,402	55,364
Research and development*	156,815	158,339	149,135
Sales, general and administrative*	104,116	103,911	110,940
Restructuring and other charges	8,821	2,217	—
Loss on divestiture	7,439	—	—
Gain from sale of intellectual property	—	—	(533)
Total operating costs and expenses	328,566	318,168	338,689
Operating income (loss)	(104,539)	(86,967)	54,407
Interest income and other income (expense), net	27,375	32,621	1,384
Loss on extinguishment of debt	—	—	(1,082)
Interest expense	(9,852)	(16,282)	(13,720)
Interest and other income (expense), net	17,523	16,339	(13,418)
Income (loss) before income taxes	(87,016)	(70,628)	40,989
Provision for income taxes	3,403	87,329	63,851
Net loss	$(90,419)	$(157,957)	$(22,862)
Net loss per share:
Basic	$(0.81)	$(1.46)	$(0.21)
Diluted	$(0.81)	$(1.46)	$(0.21)
Weighted average shares used in per share calculations:
Basic	110,948	108,450	110,198
Diluted	110,948	108,450	110,198
______________________________________

* Includes stock-based compensation:
Cost of product revenue	$4	$8	$78
Research and development	$11,032	$12,582	$12,185
Sales, general and administrative	$15,440	$9,146	$15,140

See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2019	2018	2017

	(In thousands)
Net loss	$(90,419)	$(157,957)	$(22,862)
Other comprehensive income (loss):
Foreign currency translation adjustment	10,145	(4,447)	7,798
Unrealized gain (loss) on marketable securities, net of tax	54	(747)	613
Total comprehensive loss	$(80,220)	$(163,151)	$(14,451)
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Common Stock
	Shares	Amount				Total

	(In thousands)
Balances at December 31, 2016	111,054	$111	$1,181,230	$(615,051)	$(13,508)	$552,782
Net loss	—	—	—	(22,862)	—	(22,862)
Foreign currency translation adjustment	—	—	—	—	7,798	7,798
Unrealized gain on marketable securities, net of tax	—	—	—	—	613	613
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	2,727	3	10,730	—	—	10,733
Repurchase and retirement of common stock under repurchase plan	(4,017)	(4)	(13,477)	(36,557)	—	(50,038)
Stock-based compensation	—	—	27,403	—	—	27,403
Equity component of 1.375% convertible notes, net	—	—	33,913	—	—	33,913
Purchase of convertible note hedges	—	—	(33,523)	—	—	(33,523)
Issuance of warrants	—	—	23,173	—	—	23,173
Repurchase of 1.125% convertible notes	—	—	(16,651)	—	—	(16,651)
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	—	38,243	—	38,243
Balances at December 31, 2017	109,764	110	1,212,798	(636,227)	(5,097)	571,584
Net loss	—	—	—	(157,957)	—	(157,957)
Foreign currency translation adjustment	—	—	—	—	(4,447)	(4,447)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(747)	(747)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	2,616	3	4,627	—	—	4,630
Repurchase and retirement of common stock under repurchase plan	(3,786)	(4)	(12,573)	(37,456)	—	(50,033)
Stock-based compensation	—	—	21,736	—	—	21,736
Issuance of common stock in connection with the maturity of the 2018 Notes related to the settlement of the in-the-money conversion feature of the 2018 Notes	424	—	—	—	—	—
Cumulative effect adjustment from adoption of ASU 2016-01	—	—	—	1,058	—	1,058
Cumulative effect adjustment from the adoption of ASC 606	—	—	—	626,288	—	626,288
Balances at December 31, 2018	109,018	109	1,226,588	(204,294)	(10,291)	1,012,112
Net loss	—	—	—	(90,419)	—	(90,419)
Foreign currency translation adjustment	—	—	—	—	10,145	10,145
Unrealized gain on marketable securities, net of tax	—	—	—	—	54	54
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	3,113	3	8,078	—	—	8,081
Stock-based compensation	—	—	26,476	—	—	26,476
Cumulative effect adjustment from the adoption of ASC 842	—	—	—	4,469	—	4,469
Balances at December 31, 2019	112,131	$112	$1,261,142	$(290,244)	$(92)	$970,918
See Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017

	(In thousands)
Cash flows from operating activities:
Net loss	$(90,419)	$(157,957)	$(22,862)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	26,476	21,736	27,403
Depreciation	23,507	10,745	13,275
Amortization of intangible assets	17,058	29,341	41,962
Non-cash interest expense and amortization of convertible debt issuance costs	6,854	9,243	7,578
Loss on extinguishment of debt	—	—	1,082
Deferred tax (benefit) provision	(1,816)	79,954	39,535
Non-cash restructuring	—	670	—
Loss on divestiture	7,439	—	—
Gain from sale of assets held for sale	—	(1,266)	—
Gain from sale of marketable equity security	—	(291)	—
Loss on equity investment	696	67	—
Loss from disposal of property, plant and equipment	157	395	227
Change in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	4,994	(24,933)	(1,110)
Unbilled receivables	151,513	145,164	—
Prepaid expenses and other assets	4,064	(4,084)	4,354
Inventories	(3,353)	(1,856)	473
Accounts payable	2,934	(2,268)	(651)
Accrued salaries and benefits and other accrued liabilities	7,135	(3,221)	4,703
Income taxes payable	(15,925)	(14,550)	861
Deferred revenue	(3,497)	228	607
Operating lease liabilities	(9,282)	—	—
Net cash provided by operating activities	128,535	87,117	117,437
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,472)	(10,762)	(9,385)
Acquisition of intangible assets	—	(350)	(120)
Purchases of marketable securities	(657,433)	(282,117)	(102,497)
Maturities of marketable securities	507,385	223,079	32,048
Proceeds from sale of marketable securities	6,758	—	4,450
Proceeds from sale of property and property, plant and equipment	29	10	33
Proceeds from divestiture, net of cash disposed	76,039	—	—
Proceeds from sale of assets held for sale	—	3,754	—
Proceeds from sale of equity security	—	1,350	—
Investment in privately-held company	(1,000)	(3,000)	—
Acquisitions of businesses, net of cash acquired	(66,780)	—	—
Net cash used in investing activities	(141,474)	(68,036)	(75,471)
Cash flows from financing activities:
Proceeds from issuance of 1.375% convertible notes	—	—	172,500
Issuance costs related to issuance of 1.375% convertible notes	—	—	(3,277)
Payments for convertible note hedges	—	—	(33,523)
Proceeds from issuance of warrants	—	—	23,173
Repayment of 1.125% convertible notes	—	(81,207)	(72,257)
Proceeds received from issuance of common stock under employee stock plans	15,104	11,402	15,826
Payments under installment payment arrangement	(8,379)	—	—
Principal payments against financing lease obligation	—	(1,080)	(860)
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	—	(50,033)	(50,038)
Payments of taxes on restricted stock units	(7,023)	(6,766)	(5,099)
Net cash provided by (used in) financing activities	(298)	(127,684)	46,445
Effect of exchange rate changes on cash and cash equivalents	(497)	(989)	2,139
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,734)	(109,592)	90,550
Cash, cash equivalents and restricted cash at beginning of year	116,252	225,844	135,294
Cash, cash equivalents and restricted cash at end of year	$102,518	$116,252	$225,844

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of December 31, 2019, December 31, 2018 and December 31, 2017:
	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$102,176	$115,924	$225,844
Restricted cash	342	328	—
Cash, cash equivalents and restricted cash	$102,518	$116,252	$225,844

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,372	$3,044	$1,553
Income taxes, net of refunds	$17,835	$23,581	$22,733
Non-cash investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$29,844	$8,225	$1,092
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
Rambus is a premier Silicon IP and Chip provider, delivering high-speed interface and embedded security solutions to make data faster and safer. With 30 years of innovation, the Company continues to develop and license the foundational technology essential to all modern system on chips (SoCs) and computing systems. The Company delivers a broad range of semiconductor solutions including architecture licenses, high-speed physical and digital controller Interface IP cores, Security IP cores and protocols, and memory interface Chips.
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
Revenue Recognition
The Company adopted the New Revenue Standard on January 1, 2018 and all the related amendments using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit as of January 1, 2018. The comparative information for 2017 has not been recast and continues to be reported under the accounting standards in effect for that period.
The Company recognizes revenue upon transfer of control of promised goods and services in an amount that reflects the consideration it expects to receive in exchange for those goods and services. Substantially all of the goods and services are distinct and are accounted for as separate performance obligations.
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
Cost of Revenue
Cost of revenue includes cost of professional services, materials, including cost of wafers processed by third-party foundries, cost associated with packaging and assembly, test and shipping, cost of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance, warranty cost,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortization of existing technology, write-down of inventories, amortization of production mask costs, overhead and an allocated portion of occupancy costs.
Leases
The Company leases office space, domestically and internationally, under operating leases. The Company’s leases have remaining lease terms between one year and ten years. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and long-term operating lease liabilities in the Company’s consolidated balance sheets. The Company does not have any finance leases. The Company determines if an arrangement is a lease, or contains a lease, at inception. The Company assesses all relevant facts and circumstances in making the determination of the existence of a lease. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company does not separate non-lease components from lease components. Operating lease costs are included in research and development and selling, general and administrative costs on the statement of operations.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment. The Company performs its impairment analysis of goodwill on an annual basis during the fourth quarter of the year unless conditions arise that warrant a more frequent evaluation.
When goodwill is assessed for impairment, the Company has the option to perform an assessment of qualitative factors of impairment (optional assessment) prior to necessitating a quantitative impairment test. Should the optional assessment be used for any given year, qualitative factors to consider for a reporting unit include: cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations; macroeconomic conditions; and other relevant events and factors affecting the reporting unit. If the Company determines in the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. For a reporting unit tested using a quantitative approach, the Company compares the fair value of the reporting unit with the carrying amount of the reporting unit, including goodwill. The fair value of the reporting unit is estimated using an income approach.
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
The Company performed its annual goodwill impairment analysis as of December 31, 2019 and determined that there was no impairment of its goodwill. For the years ended December 31, 2018 and 2017, the Company did not recognize any goodwill impairment charges.
Intangible Assets
Intangible assets are comprised of existing technology, customer contracts and contractual relationships, and other definite-lived and indefinite-lived intangible assets. Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable definite-lived intangible assets are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from six months to ten years.
Acquired indefinite-lived intangible assets related to the Company’s in-process research and development (“IPR&D”) are capitalized and subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company makes a separate determination of the useful life of the acquired indefinite-lived intangible assets and the related amortization is recorded as an expense over the estimated useful life of the specific projects. Indefinite-lived intangible assets are subject to at least an annual assessment for impairment, applying a fair-value based test. Under the income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approach, the Company measures fair value of the indefinite-lived intangible assets based on a projected cash flow method using a discount rate determined by its management which is commensurate with the risk inherent in its current business model. The Company’s discounted cash flow projections are based on its annual financial forecasts developed internally by management for use in managing its business. If the fair value of the indefinite-lived intangible assets exceeds its carrying value, the indefinite-lived intangible assets are not impaired and no further testing is required. If the implied fair value of the indefinite-lived intangible assets is less than the carrying value, the difference is recorded as an impairment loss.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories are reduced for write-downs based on periodic reviews for evidence of slow-moving or obsolete parts. The write-down is based on comparison between inventory on hand and estimated future sales for each specific product. Once written down, inventory write-downs are not reversed until the inventory is sold or scrapped. Inventory write-downs are also established when conditions indicate that the net realizable value is less than cost due to physical deterioration, obsolescence, changes in price level or other causes.
Property, Plant and Equipment
Property, plant and equipment include computer equipment, computer software, machinery, leasehold improvements, furniture and fixtures and buildings. Computer equipment, computer software, machinery, and furniture and fixtures are stated at cost and generally depreciated on a straight-line basis over an estimated useful life of three years, three years to five years, two years or seven years, and three years, respectively. The buildings were depreciated on a straight-line basis over an estimated useful life of approximately 39 years. Refer to Note 11, “Balance Sheet Details,” and Note 13, “Commitments and Contingencies,” for additional details. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the initial terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in the results from operations.
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
When the Company determines that the carrying value of the asset groups may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by the Company to be commensurate with the risk inherent in the Company’s current business model. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. The impairment charge is recorded to reduce the pre-impairment carrying amount of the assets based on the relative carrying amount of those assets, though not to reduce the carrying amount of an asset below its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of the assets. During 2019, 2018 and 2017, the Company did not recognize any impairment of its definite-lived and indefinite-lived assets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company determines compensation expense associated with restricted stock units based on the fair value of its common stock on the date of grant. The Company determines compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes Merton valuation model. The Company generally recognizes compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Stock-based compensation expense for 2019, 2018 and 2017 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures.
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
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities as of December 31, 2019 and 2018. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. The fair value of the Company’s convertible notes fluctuates with interest rates and with the market price of the common stock, but does not affect the carrying value of the debt on the balance sheet.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Credit Concentration
As of December 31, 2019 and 2018, the Company’s cash, cash equivalents and marketable securities were invested with various financial institutions in the form of corporate notes, bonds and commercial paper, money market funds, U.S. Treasuries, U.S. Government Agencies, and municipal bonds and notes. The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high credit issuers and, by investment policy, attempts to limit the amount of credit exposure to any one issuer. As stated in the Company’s investment policy, it will ensure the safety and preservation of the Company’s invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk from these assets.
The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to enable portfolio liquidity.
The Company’s note hedge transactions, entered into in connection with the 1.375% convertible senior notes due 2023 (the “2023 Notes”), expose the Company to credit risk to the extent that its counterparties may be unable to meet the terms of the transactions. The Company mitigates this risk by limiting its counterparties to major financial institutions. Refer to Note 12, “Convertible Notes” for further details.
The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Refer to Note 7, “Segments and Major Customers” for further details.
Foreign Currency Translation and Re-Measurement
The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated Other Comprehensive Gain (Loss) in the consolidated statements of stockholders’ equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency re-measure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and non-monetary assets and liabilities at historical rates. Additionally, foreign currency transaction gains and losses are included in interest income and other (income) expense, net, in the consolidated statements of operations and were not material in the periods presented. Subsequent to the divestiture of the Company’s Payments and Ticketing businesses, the U.S. dollar is primarily the functional currency of the Company’s foreign subsidiaries.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date including the Company’s estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies where applicable. Although, the Company believes the assumptions and estimates made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Significant estimates and assumptions made by management in estimating the fair value of the existing technologies included revenue growth rates, operating expense margins, technology obsolescence rates and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
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

3. Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, “Leases.” This ASU requires lessees to recognize right-of-use assets and liabilities for operating leases, initially measured at the present value of the lease payments, on the balance sheet. In addition, it requires lessees to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842),” which allow the application of the new guidance at the beginning of the year of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, in addition to the method of applying the new guidance retrospectively to each prior reporting period presented. The amendments in ASU No. 2018-10 and ASU No. 2018-11 have the same effective and transition requirements as ASU No. 2016-02 (collectively referred to as the “New Leasing Standard”).
The Company adopted the New Leasing Standard as of January 1, 2019 using the alternative transition method provided by ASU No. 2018-11 and did not recast comparative periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Additionally, the Company elected the practical expedient related to non-lease components in which the Company will not separate non-lease components from lease components. Finally, the Company made the policy election for the short-term leases exemptions, which allows the Company to not recognize lease assets and liabilities for leases having a term of 12 months or less. Upon adoption, the Company recognized $21.4 million and $23.9 million of lease assets and liabilities, respectively, on its consolidated balance sheet. The difference between the lease assets and lease liabilities, net of the deferred tax impact which was not material, was recorded as an adjustment to the opening accumulated deficit. Additionally, in accordance with the New Leasing Standard, the Company was required to derecognize the Sunnyvale and Ohio facilities as imputed facility obligations (as accounted for under the previous leasing guidance) and recognize these facilities as operating leases on the consolidated balance sheet. This change resulted in no longer recognizing interest expense associated with these imputed facility lease obligations, but instead, recognizing operating lease costs which will be included in operating costs and expenses on the consolidated statement of operations. Furthermore, the Company derecognized $37.6 million of imputed financing obligation related to these facilities and $32.0 million of capitalized building property upon adoption of the New Leasing Standard. The adoption of the New Leasing Standard resulted in a decrease to the Company’s opening accumulated deficit of $4.5 million.

Recent Accounting Pronouncements Not Yet Adopted
In January 2020, the FASB issued ASU No. 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” The amendments in this ASU clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This ASU is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted. The amendments in this ASU should be applied on a prospective basis. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in this ASU remove certain exceptions, and clarify and amend existing guidance. This ASU is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted. Certain disclosures in ASU No. 2019-12 would need to be applied on a retrospective basis, modified retrospective basis, or prospective basis. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this ASU remove certain disclosures, modify certain disclosures and add additional disclosures. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. Certain disclosures in ASU No. 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. The Company will adopt this ASU effective January 1, 2020 and while the Company is currently evaluating the impact that this guidance will have on its consolidated financial statements, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13. The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04),” which provided certain improvements to various ASUs, including ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326),” which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” which amends certain effective dates. In November 2019, the FASB issued ASU No. 2019-11, “Financial Instruments-Credit Losses (Topic 326),” which provides additional clarifications. These ASUs and the related amendments are effective for interim and annual reporting periods beginning after December 15, 2019. The Company will adopt this ASU on January 1, 2020 and the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

4. Revenue Recognition
Rambus’ revenue consists of royalty, product and contract and other revenue. Royalty revenue consists of patent and technology license royalties. Products consist of memory interface chips sold directly and indirectly to module manufacturers and OEMs worldwide through multiple channels, including our direct sales force and distributors. Contract and other revenue consists of software license fees, engineering fees associated with integration of Rambus’ technology solutions into its customers’ products and support and maintenance fees.
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
An initial software arrangement generally consists of a term-based or perpetual license, significant software customization services and support and maintenance services that include post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. The Company recognizes license and customization services revenue based on an over time model, measured using the input method. License and customization services revenue is reported as part of contract and other revenue which was approximately $28 million for the year ended December 31, 2019. Due to the nature of the work performed in these arrangements, the estimation of the over time model is complex and involves significant judgment. The key factor reviewed by management to estimate costs to complete each contract is the estimated man-months necessary to complete the project. The Company recognizes license renewal revenue at the beginning of the renewal period. The Company recognizes revenue from professional services purchased in addition to an initial software arrangement on a cumulative catch-up basis if these services are not distinct from the services provided as part of the initial software arrangement, or as a separate contract if these services are distinct.
Prior to the divestiture of the Company’s Payments and Ticketing businesses in 2019, the Company's Payment Product Group derived a significant portion of its revenue from heavily customized software in the mobile market, whereby the Payment Product Group’s software solution interacts with third-party solutions and other payment platforms to provide the functionality the customer requires. Historically, these third-party solutions have evolved at a rapid pace, with the Payment Product Group being required to deliver as part of its support and maintenance services the patches and updates needed to maintain the functionality of its own software offering. As the utility of the solution to the end customer erodes very quickly without these updates, these were viewed as critical and the customized software solution and updates were not separately identifiable. As such, these arrangements were treated as a single performance obligation; revenue was deferred until completion of the customization services, and recognized ratably over the committed support and maintenance term.
Prior to the divestiture of the Company’s Payments and Ticketing businesses in 2019, the Company's Ticketing Products Group primarily derived revenue from ticketing services arrangements that systematically consist of a software component, support and maintenance, managed services and hosting services. The software could be hosted by third-party hosting service providers or the Company. All arrangements entered into subsequent to the acquisition (the Company had originally acquired the Payments and Ticketing businesses in 2016) preclude customers from taking possession of the software at any time during the hosting term and the Company had concluded that should a customer that was under contract as of the acquisition date ever request possession of the software, the Ticketing Products Group would have the ability to charge the customer, and enforce a claim to payment of a substantive fee in exchange for such right, and that the costs of setting up the environment needed to run the software would act as a significant disincentive to the customer taking possession of the software. Based on the above, the Company concluded that these services were a single performance obligation, with customers simultaneously receiving and consuming the benefits provided by the Ticketing Products Group’s performance, and recognized ticketing services revenue ratably over the term, commencing upon completion of setup activities. The Company recognized setup fees upon completion. While these activities did not transfer a service to the customer, the Company elected not to defer and amortized these fees over the expected duration of the customer relationship owing to the immateriality of the amounts charged.
Significant Judgments
Historically and with the exception noted below, no significant judgment has generally been required in determining the amount and timing of revenue from the Company’s contracts with customers.

•
The Company has adequate tools and controls in place, and substantial experience and expertise in timely and accurately tracking man-months incurred in completing customization and other professional services, and quantifying changes in estimates.

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
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of December 31, 2019. The contract assets are transferred to receivables when the billing occurs.
The Company’s contract balances were as follows:

	As of
(In thousands)	December 31, 2019	December 31, 2018
Unbilled receivables	$528,069	$673,616
Deferred revenue	11,947	19,566

During the years ended December 31, 2019 and December 31, 2018, the Company recognized $18.3 million and $20.5 million, respectively, of revenue that was included in the contract balances as of December 31, 2018 and January 1, 2018, respectively.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $22.0 million as of December 31, 2019, which the Company primarily expects to recognize over the next 2 years.

5. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	For the Years Ended December 31,
	2019	2018	2017
Net loss per share:
Numerator:
Net loss	$(90,419)	$(157,957)	$(22,862)
Denominator:
Weighted-average common shares outstanding - basic	110,948	108,450	110,198
Effect of potential dilutive common shares	—	—	—
Weighted-average common shares outstanding - diluted	110,948	108,450	110,198
Basic net loss per share	$(0.81)	$(1.46)	$(0.21)
Diluted net loss per share	$(0.81)	$(1.46)	$(0.21)
For the years ended December 31, 2019, 2018 and 2017, options to purchase approximately 1.0 million, 1.6 million and 1.5 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense.
For the years ended December 31, 2019, 2018 and 2017, an additional 2.4 million, 2.4 million and 3.7 million shares, respectively, have been excluded from the weighted average dilutive shares because there was a net loss for the periods. These shares do not include the Company’s 2023 Notes and the 1.125% convertible senior notes due 2018 (the “2018 Notes”). The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $18.93 and $12.07, respectively, per share is payable in cash, shares of the Company’s common stock or a combination of both. The Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the notes. The Company’s intent is to settle the principal amount of the notes in cash upon conversion. As a result, upon conversion of the notes, only the amounts payable in excess of the principal amounts of the notes are considered in diluted earnings per share under the treasury stock method. Refer to Note 12, “Convertible Notes” for more details.

6. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the years ended December 31, 2019 and December 31, 2018:

	December 31, 2018	Additions to Goodwill (1)	Divestiture of Goodwill (2)	Effect of Exchange Rates (3)	December 31, 2019

	(In thousands)
Total goodwill	$207,178	$30,322	$(54,494)	$459	$183,465
______________________________________

(1)
In August 2019, the Company acquired Northwest Logic, Inc. (“Northwest Logic”), and in December 2019, the Company acquired the Secure Silicon IP and Protocols business from Verimatrix (the “Secure Silicon IP and Protocols business”), which resulted in the Company recognizing additional goodwill. Refer to Note 21, “Acquisitions,” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Refer to Note 17, “Divestiture,” for additional information.

(3)	Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount

	(In thousands)
Total goodwill	$205,235	$(21,770)	$183,465

	December 31, 2017	Effect of Exchange Rates (1)	December 31, 2018

	(In thousands)
Total goodwill	$209,661	$(2,483)	$207,178
______________________________________

(1)	Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount

	(In thousands)
Total goodwill	$228,948	$(21,770)	$207,178

Intangible Assets
The components of the Company’s intangible assets as of December 31, 2019 and December 31, 2018 were as follows:

		As of December 31, 2019
	Useful Life	Gross Carrying Amount (1) (2)	Accumulated Amortization (1) (2)	Net Carrying Amount

		(In thousands)
Existing technology	3 to 10 years	$262,789	$(213,354)	$49,435
Customer contracts and contractual relationships	0.5 to 10 years	36,293	(33,428)	2,865
Non-compete agreements and trademarks	3 years	300	(300)	—
IPR&D	Not applicable	2,600	—	2,600
Total intangible assets		$301,982	$(247,082)	$54,900
_________________________________________

(1)
In October 2019, the Company disposed of approximately $20.7 million of net intangible assets in connection with the sale of the legal entities comprising the Company’s Payments and Ticketing businesses. Refer to Note 17, “Divestiture,” for additional information.

(2)
In August 2019, the Company acquired Northwest Logic, and in December 2019, the Company acquired the Secure Silicon IP and Protocols business, which resulted in the Company recognizing additional intangible assets. Refer to Note 21, “Acquisitions,” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		As of December 31, 2018
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Existing technology	3 to 10 years	$258,903	$(213,824)	$45,079
Customer contracts and contractual relationships	1 to 10 years	67,667	(54,410)	13,257
Non-compete agreements and trademarks	3 years	300	(300)	—
IPR&D	Not applicable	1,600	—	1,600
Total intangible assets		$328,470	$(268,534)	$59,936

During the year ended December 31, 2018, the Company acquired patents related to its memory technology for an immaterial amount.
During the year ended December 31, 2018, the Company did not sell any intangible assets.
Amortization expense for intangible assets for the years ended December 31, 2019, 2018, and 2017 was $17.1 million, $29.3 million, and $42.0 million, respectively. The estimated future amortization expense of intangible assets as of December 31, 2019 was as follows (amounts in thousands):

Years Ending December 31:	Amount
2020	$18,413
2021	14,411
2022	7,444
2023	6,740
2024	5,292
Thereafter	—
Total amortizable purchased intangible assets	52,300
IPR&D	2,600
Total intangible assets	$54,900

7. Segments and Major Customers
Operating segments are based upon Rambus’ internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). In line with the Company’s divestiture of its Payments and Ticketing businesses and its refocus on its semiconductor operations, commencing in the third quarter of 2019, the CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment: high-speed interface IP and chips, and embedded security within the semiconductor space. As of December 31, 2019, the Company has a single operating and reportable segment. Accordingly, no additional disclosure of segment measures of profit or loss or total assets is applicable for all periods presented. The Company has recast the prior-period segment information to reflect the new segment structure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at December 31, 2019 and 2018, respectively, was as follows:

	As of December 31,
	2019	2018
Customer 1	19%	39%
Customer 2	14%	*
Customer 3	*	12%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period
Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Years Ended December 31,
	2019	2018	2017
Customer A	*	*	17%
Customer B	10%	*	13%
Customer C	*	*	13%
Customer D	14%	15%	*
Customer E	*	11%	*

Revenue from customers in the geographic regions based on the location of contracting parties is as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
USA	$134,526	$129,567	$165,263
Taiwan	24,118	21,749	9,953
South Korea	3,583	13,421	115,811
Japan	11,877	23,222	23,378
Europe	10,262	15,668	22,597
Canada	3,554	4,960	4,373
Singapore	21,751	19,140	22,554
Asia-Other	14,356	3,474	29,167
Total	$224,027	$231,201	$393,096

At December 31, 2019, of the $44.7 million of total property, plant and equipment, approximately $40.3 million were located in the United States, $3.4 million were located in India and $1.0 million were located in other foreign locations. At December 31, 2018, of the $57.0 million of total property, plant and equipment, approximately $50.4 million were located in the United States, $3.8 million were located in India and $2.8 million were located in other foreign locations.

8. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government-sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years. As of December 31, 2019 and 2018, all of the Company’s cash equivalents and marketable securities have a remaining maturity of less than one year.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2019
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,065	$10,065	$—	$—	1.48%
U.S. Government bonds and notes	39,086	39,087	—	(1)	1.49%
Corporate notes, bonds, commercial paper and other	314,391	314,435	19	(63)	1.81%
Total cash equivalents and marketable securities	363,542	363,587	19	(64)
Cash	44,122	44,122	—	—
Total cash, cash equivalents and marketable securities	$407,664	$407,709	$19	$(64)

	As of December 31, 2018
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,080	$10,080	$—	$—	2.23%
U.S. Government bonds and notes	32,630	32,634	—	(4)	2.28%
Corporate notes, bonds, commercial paper and other	183,998	184,095	—	(97)	2.37%
Total cash equivalents and marketable securities	226,708	226,809	—	(101)
Cash	51,056	51,056	—	—
Total cash, cash equivalents and marketable securities	$277,764	$277,865	$—	$(101)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
	December 31, 2019	December 31, 2018
	(Dollars in thousands)
Cash equivalents	$58,054	$64,868
Short term marketable securities	305,488	161,840
Total cash equivalents and marketable securities	363,542	226,708
Cash	44,122	51,056
Total cash, cash equivalents and marketable securities	$407,664	$277,764

The Company continues to invest in highly rated quality, highly liquid debt securities. As of December 31, 2019, these securities have a remaining maturity of less than one year. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at December 31, 2019 and 2018 are as follows:

	Fair Value		Gross Unrealized Loss
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018

	(In thousands)
Less than one year
U.S. Government bonds and notes	$14,112	$32,630	$(1)	$(4)
Corporate notes, bonds and commercial paper	250,822	183,998	(63)	(97)
Total Corporate notes, bonds, and commercial paper and U.S. Government bonds and notes	$264,934	$216,628	$(64)	$(101)

The gross unrealized loss at December 31, 2019 and 2018 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. The Company has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
Refer to Note 9, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.
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
The Company’s financial instruments are measured and recorded at fair value, except for equity method investments and convertible notes. The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company’s equity method investments are initially recognized at cost, and the carrying amount is increased or decreased to recognize the Company’s share of the profit or loss of the investee after the date of acquisition. The Company’s share of the investee’s profit or loss is recognized in the Company’s consolidated statements of operations. Distributions received from an investee reduce the carrying amount of the investment.
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
The Company does not have any financial assets in Level 3 as of December 31, 2019 and 2018.
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of December 31, 2019 and 2018:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2019
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Money market funds	$10,065	$10,065	$—	$—
U.S. Government bonds and notes	39,086	—	39,086	—
Corporate notes, bonds, commercial paper and other	314,391	—	314,391	—
Total available-for-sale securities	$363,542	$10,065	$353,477	$—

	As of December 31, 2018
	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Money market funds	$10,080	$10,080	$—	$—
U.S. Government bonds and notes	32,630	—	32,630	—
Corporate notes, bonds, commercial paper and other	183,998	—	183,998	—
Total available-for-sale securities	$226,708	$10,080	$216,628	$—

The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” in the consolidated statement of operations. During the years ended December 31, 2019 and 2018, the Company recorded no other-than-temporary impairment charges on its investments.
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of December 31, 2019, the Company’s 25.0% ownership percentage amounted to a $3.6 million equity interest in this equity investment. As of December 31, 2018, the Company’s 27.7% ownership percentage amounted to a $3.3 million equity interest in this equity investment. The Company’s equity interest was included in other assets on the accompanying consolidated balance sheets. The Company recorded immaterial amounts in its consolidated statements of operations representing its share of the investee’s loss for the years ended December 31, 2019 and 2018.
During the years ended December 31, 2019 and 2018, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2019 and 2018:

	As of December 31, 2019			As of December 31, 2018
(in thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023	$172,500	$148,788	$174,239	$172,500	$141,934	$150,075

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 12, “Convertible Notes,” as of December 31, 2019, the convertible notes are carried at their face value of $172.5 million, less any unamortized debt discount and unamortized debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.
Information regarding the Company’s goodwill and long-lived assets balances are disclosed in Note 6, “Intangible Assets and Goodwill.”
10. Leases
On July 8, 2019, the Company entered into a definitive triple net space lease agreement with 237 North First Street Holdings, LLC (the “Landlord”), whereby the Company will lease approximately 90,000 square feet of office space located at 4453 North First Street in San Jose, California (the “Lease”). The office space will serve as the Company’s corporate headquarters and include engineering, marketing and administrative functions. The Company expects to move to the new premises during the summer of 2020. The Lease has a term of 128 months from the commencement date in October 2019. The starting rent of the Lease is approximately $3.26 per square foot on a triple net basis. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Lease and will be $4.38 per square foot in the eleventh year. In addition to the base rent, the Company will also pay operating expenses, insurance expenses, real estate taxes, and a management fee. The Lease also allows for an option to expand, wherein the Company has the right of first refusal to rent additional space in the building. The Company has a one-time option to extend the Lease for a period of 60 months and may elect to terminate the Lease, via written notice to the Landlord, in the event the office space is damaged or destroyed. Total future required payments under the Lease are approximately $41 million. Pursuant to the terms of the lease, the landlord agreed to reimburse the Company up to $8.9 million, related to a tenant improvement allowance. The lease of the Company’s current Sunnyvale, California headquarters expires on June 30, 2020.
Refer to Note 13, “Commitments and Contingencies,” for additional information regarding the Company’s leases.
The Company used its incremental borrowing rate to measure the lease liabilities at the adoption date for its existing operating leases that commenced prior to January 1, 2019 which was based on the remaining lease term and remaining lease payments for such leases. On an ongoing basis, as most of the Company’s leases do not provide an implicit rate, the Company will use its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company will use the implicit rate when readily determinable. Refer to Note 3, “Recent Accounting Pronouncements” for additional information regarding the adoption of the New Leasing Standard on January 1, 2019.
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2019 (in thousands):

Years ending December 31,	Amount
2020	$7,926
2021	8,602
2022	7,381
2023	4,618
2024	3,977
Thereafter	23,314
Total minimum lease payments	55,818
Less: amount of lease payments representing interest	(9,572)
Present value of future minimum lease payments	46,246
Less: current obligations under leases	(6,357)
Long-term lease obligations	$39,889

As of December 31, 2019, the weighted-average remaining lease term for the Company’s operating leases was 7.9 years, and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 4.2%.
Operating lease costs included in research and development and selling, general and administrative costs on the statement of operations were $9.6 million for the year ended December 31, 2019. Rent expense, recorded under accounting guidance in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effect prior to January 1, 2019 when the New Leasing Standard became effective for the Company, was approximately $5.2 million and $4.4 million for the years ended December 31, 2018 and 2017, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $10.4 million for the year ended December 31, 2019.

11. Balance Sheet Details
Inventories
Inventories consist of the following:

	As of December 31,
	2019	2018
	(In thousands)
Raw materials	$3,997	$2,583
Work in process	1,455	145
Finished goods	4,634	4,044
Total	$10,086	$6,772

Property, Plant and Equipment, net
Property, plant and equipment, net is comprised of the following:

	As of December 31,
	2019	2018
	(In thousands)
Building (1)	$—	$40,320
Computer software	50,453	26,127
Computer equipment	36,761	37,223
Furniture and fixtures	16,136	16,286
Leasehold improvements	10,316	10,824
Machinery	10,446	9,097
Construction in progress	1,691	429
Property, plant and equipment, gross	125,803	140,306
Less accumulated depreciation and amortization	(81,089)	(83,278)
Property, plant and equipment, net	$44,714	$57,028

______________________________________

(1)
Refer to Note 3, “Recent Accounting Pronouncements” and Note 13, “Commitments and Contingencies,” for a discussion related to the Company’s facility leases due to the adoption of the New Leasing Standard on January 1, 2019.

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $15.2 million, $10.7 million and $13.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Gain (Loss)
Accumulated other comprehensive gain (loss) is comprised of the following:

	As of December 31,
	2019	2018
	(In thousands)
Foreign currency translation adjustments	$105	$(10,040)
Unrealized loss on available-for-sale securities, net of tax	(197)	(251)
Total	$(92)	$(10,291)

12. Convertible Notes
The Company’s convertible notes are shown in the following table:

(Dollars in thousands)	As of December 31, 2019	As of December 31, 2018
1.375% Convertible Senior Notes due 2023	$172,500	$172,500
Unamortized discount - 2023 Notes	(22,163)	(28,517)
Unamortized debt issuance costs - 2023 Notes	(1,549)	(2,049)
Total convertible notes	$148,788	$141,934
Less current portion	—	—
Total long-term convertible notes	$148,788	$141,934

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
The initial conversion rate of the 2023 Notes is 52.8318 shares of the Company’s common stock per $1,000 principal amount of 2023 Notes (which is equivalent to an initial conversion price of approximately $18.93 per share). The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2023 Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2023 Notes in connection with such make-whole fundamental change.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
1.125% Convertible Senior Notes due 2018. On August 16, 2013, the Company issued $138.0 million aggregate principal amount of 1.125% convertible senior notes pursuant to an indenture (the “2018 Indenture”) by and between the Company and U.S. Bank, National Association as the trustee. The 2018 Notes matured on August 15, 2018 (the “Maturity Date”), subject to earlier repurchase or conversion. In accounting for the 2018 Notes at issuance, the Company separated the 2018 Notes into liability and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. As of the date of issuance, the Company determined that the liability component of the 2018 Notes was $107.7 million and the equity component of the 2018 Notes was $30.3 million. The fair value of the liability component was estimated using an interest rate for a similar instrument without a conversion feature. The unamortized discount related to the 2018 Notes was amortized to interest expense using the effective interest method over five years through August 2018.
The Company paid cash interest at an annual rate of 1.125% of the principal amount at issuance, semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2014. The Company incurred transaction costs of approximately $3.6 million related to the issuance of 2018 Notes. In accounting for these costs, the Company allocated the costs to the liability and equity components in proportion to the allocation of proceeds from the issuance of the 2018 Notes to such components. Transaction costs allocated to the liability component of $2.8 million were recorded as deferred offering costs and were amortized to interest expense using the effective interest method over five years (the expected term of the debt). The transaction costs allocated to the equity component of $0.8 million were recorded as additional paid-in capital. The 2018 Notes were the Company’s general unsecured obligations, ranking equally in right of payment to all of Rambus’ existing and future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

senior unsecured indebtedness, including the 2023 Notes, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the 2018 Notes.
The 2018 Notes were convertible into shares of the Company’s common stock at an initial conversion rate of 82.8329 shares of common stock per $1,000 principal amount of 2018 Notes, subject to adjustment in certain events. This is equivalent to an initial conversion price of approximately $12.07 per share of common stock. Holders may have surrendered their 2018 Notes for conversion prior to the close of business day immediately preceding May 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the closing sale price of the common stock for 20 or more trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price per share of common stock on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined below) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate on each such trading day; (3) upon the occurrence of specified distributions to holders of the Company’s common stock; or (4) upon the occurrence of specified corporate events. On or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the Maturity Date, holders may have converted their notes at any time, regardless of the foregoing circumstances. If a holder elected to convert its 2018 Notes in connection with certain fundamental changes, as that term is defined in the 2018 Indenture, that occurred prior to the Maturity Date, the Company would have, in certain circumstances, increased the conversion rate for 2018 Notes converted in connection with such fundamental changes by a specified number of shares of common stock.
Upon conversion of the 2018 Notes, the Company will have paid cash up to the aggregate principal amount of the notes to have been converted and paid or delivered, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the notes converted, as specified in the Indenture.
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
(3) the Company’s failure to deliver cash or cash and shares of the Company’s common stock (including any additional shares deliverable as a result of a conversion in connection with a make-whole fundamental change, as defined in the Indenture) when required by the Indenture;
(4) default in the Company’s obligation to provide notice of the occurrence of a fundamental change, make-whole fundamental change or distribution to holders of the Company’s common stock when required by the Indenture;
(5) the Company’s failure to comply with any of the Company’s other agreements in the notes or the 2018 Indenture (other than those referred to in clauses (1) through (4) above) for 60 days after the Company’s receipt of written notice to the Company of such default from the trustee or to the Company and the trustee of such default from holders of not less than 25% in aggregate principal amount of the 2018 Notes then outstanding;
(6) the Company’s failure to pay when due the principal of, or acceleration of, any indebtedness for money borrowed by the Company or any of the Company’s material subsidiaries in excess of $40 million principal amount, if such indebtedness is not discharged, or such acceleration is not annulled, for a period of 30 days after written notice thereof is delivered to the Company by the trustee or to the Company and the trustee by the holders of 25% or more in aggregate principal amount of the notes then

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding without such failure to pay having been cured or waived, such acceleration having been rescinded or annulled (if applicable) and such indebtedness not having been paid or discharged; and
(7) certain events of bankruptcy, insolvency or reorganization relating to the Company or any of the Company’s material subsidiaries (as defined in the Indenture).
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
During the third quarter of 2018, the Company paid upon maturity the remaining $81.2 million in aggregate principal amount of the 2018 Notes. Additionally, the Company delivered 423,873 shares of the Company’s common stock as settlement related to the in-the-money conversion feature of the 2018 Notes at maturity. The value of the shares delivered was approximately $5.0 million.
During the fourth quarter of 2017, the Company repurchased $56.8 million aggregate principal amount of the 2018 Notes for a price of $72.3 million which resulted in a loss on extinguishment of debt of $1.1 million and $16.6 million being recorded in stockholders’ equity. To determine the impact of the repurchase on stockholders’ equity, the Company first determined the fair value of the liability component of the repurchased 2018 Notes immediately prior to the repurchase. The Company then reduced the amount paid for the repurchased 2018 Notes by the fair value of the liability component and allocated the remaining amount paid to the equity component, which resulted in a reduction to stockholders’ equity.
Additional paid-in capital at December 31, 2019 and December 31, 2018 includes $111.3 million and $111.3 million, respectively, for each year related to the equity component of the notes.
As of December 31, 2019, none of the conversion conditions were met related to the 2023 Notes. Therefore, the classification of the entire equity component for the 2023 Notes in permanent equity is appropriate as of December 31, 2019.
Interest expense related to the notes for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
2023 Notes coupon interest at a rate of 1.375%	$2,372	$2,372	$290
2023 Notes amortization of discount and debt issuance cost at an additional effective interest rate of 4.9%	6,854	6,486	768
2018 Notes coupon interest at a rate of 1.125%	—	377	1,488
2018 Notes amortization of discount and debt issuance cost at an additional effective interest rate of 5.5%	—	2,756	6,810
Total interest expense on convertible notes	$9,226	$11,991	$9,356

13. Commitments and Contingencies
On December 15, 2009, the Company entered into a lease agreement for approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California commencing on July 1, 2010 and expiring on June 30, 2020. The office space is used for the Company’s corporate headquarters, as well as engineering, sales, marketing and administrative operations and activities. The annual base rent for these leases includes certain rent abatement and increases annually over the lease term. The Company has two options to extend the lease for a period of 60 months each and a one-time option to terminate the lease after 84 months in exchange for an early termination fee. Pursuant to the terms of the lease, the landlord agreed to reimburse the Company approximately $9.1 million, which was received by the year ended December 31, 2011. On November 4, 2011, to better plan for future expansion, the Company entered into an amended lease for its Sunnyvale facility for approximately an additional 31,000 square-foot space commencing on March 1, 2012 and expiring on June 30, 2020. Additionally, a tenant improvement allowance to be provided by the landlord was approximately $1.7 million. On

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2012, the Company entered into a second amended Sunnyvale lease to reduce the tenant improvement allowance to approximately $1.5 million. On January 31, 2013, the Company entered into a third amendment to the Sunnyvale lease to surrender the 31,000 square-foot space from the first amendment back to the landlord and recorded a total charge of $2.0 million related to the surrender of the amended lease.
Refer to Note 10, “Leases,” for information regarding the Company’s lease agreement for a new corporate headquarters in San Jose, California.
On March 8, 2010, the Company entered into a lease agreement for approximately 25,000 square feet of office and manufacturing areas, located in Brecksville, Ohio. The office area was used for the lighting division’s engineering activities while the manufacturing area was used for the manufacture of prototypes. This lease was amended on September 29, 2011 to expand the facility to approximately 51,000 total square feet and the amended lease expired on July 31, 2019. The Company had an option to extend the lease for a period of 60 months. During 2018, the Company closed its lighting division and manufacturing operations in Brecksville, Ohio, and sold the related equipment. Refer to Note 18, “Restructuring and Other Charges,” for additional details.
The Company undertook a series of structural improvements to ready the Sunnyvale and Brecksville facilities for its use. Since these improvements were considered structural in nature and the Company was responsible for any cost overruns, for accounting purposes, the Company was treated in substance as the owner of each construction project during the construction period. At the completion of each construction, the Company concluded that it retained sufficient continuing involvement to preclude de-recognition of the building under the FASB authoritative guidance applicable to the sale leasebacks of real estate. As such, prior to January 1, 2019 when the New Leasing Standard became effective for the Company, the Company accounted for the buildings as owned real estate and recorded an imputed financing obligation for its obligations to the legal owners. Upon adoption of the New Leasing Standard, these leases were treated as operating leases.
Prior to the adoption of the New Leasing Standard, monthly lease payments on these facilities were allocated between the land element of the lease (which was accounted for as an operating lease) and the imputed financing obligation. The imputed financing obligation was amortized using the effective interest method and the interest rate was determined in accordance with the requirements of sale leaseback accounting. For the years ended December 31, 2018 and 2017, the Company recognized in its Consolidated Statements of Operations $4.3 million and $4.4 million, respectively, of interest expense in connection with the imputed financing obligation on these facilities. As of December 31, 2018, the imputed financing obligation balance in connection with these facilities was $37.6 million, which was primarily classified under long-term imputed financing obligation.
As of December 31, 2018, the Company had capitalized $40.3 million in property, plant and equipment based on the estimated fair value of the portion of the pre-construction shell, construction costs related to the build-out of the facilities and capitalized interest during construction period.
On November 17, 2017, the Company entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by the Company of $172.5 million aggregate principal amount of the 2023 Notes. The aggregate principal amount of the 2023 Notes as of December 31, 2019 was $172.5 million, offset by unamortized debt discount and unamortized debt issuance costs of $22.2 million and $1.5 million, respectively, on the accompanying consolidated balance sheets. The unamortized discount related to the 2023 Notes is being amortized to interest expense using the effective method over the remaining 3.1 years until maturity of the 2023 Notes on February 1, 2023. Refer to Note 12, “Convertible Notes,” for additional details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2019, the Company’s material contractual obligations were as follows (in thousands):

	Total	2020	2021	2022	2023	2024
Contractual obligations (1) (2)
Other contractual obligations	$468	$234	$234	$—	$—	$—
Software licenses (3)	31,530	13,525	11,977	6,028	—	—
Acquisition retention bonuses (4)	9,998	3,499	3,499	3,000	—	—
Convertible notes	172,500	—	—	—	172,500	—
Interest payments related to convertible notes	8,308	2,372	2,372	2,372	1,192	—
Total	$222,804	$19,630	$18,082	$11,400	$173,692	$—
______________________________________

(1)
The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $24.6 million including $22.8 million recorded as a reduction of long-term deferred tax assets and $1.8 million in long-term income taxes payable, as of December 31, 2019. As noted below in Note 19, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)	For the Company’s lease commitments as of December 31, 2019, refer to Note 10, “Leases.”

(3)	The Company has commitments with various software vendors for agreements generally having terms longer than one year.

(4)
In connection with the acquisitions of Northwest Logic in August 2019 and the Secure Silicon IP and Protocols business in December 2019, the Company is obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.

Refer to Note 3, “Recent Accounting Pronouncements” and Note 10, “Leases,” for a discussion related to the Company’s facility leases due to the adoption of the New Leasing Standard on January 1, 2019.
Additionally, the Company’s lease-related obligations as of December 31, 2018, as determined under the prior accounting standard, were as follows (in thousands):

	Total	2019	2020	2021	2022	2023
Lease-related obligations
Imputed financing obligation (1)	$8,081	$5,677	$2,404	$—	$—	$—
Leases	19,415	5,333	4,883	4,960	3,271	968
Total	$27,496	$11,010	$7,287	$4,960	$3,271	$968
_________________________________________

(1)
With respect to the imputed financing obligation, the main components of the difference between the amount reflected in the table above and the amount reflected on the consolidated balance sheet are the interest on the imputed financing obligation and the estimated common area expenses over the future periods. The amount includes the amended Ohio lease and the amended Sunnyvale lease.

Indemnifications
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this is not always possible. The fair value of the liability as of December 31, 2019 and 2018 was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Equity Incentive Plans and Stock-Based Compensation
Equity Incentive Plans
The Company has three equity incentive plans under which grants are currently outstanding: the 2006 Equity Incentive Plan (the “2006 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”). On April 23, 2015, the Company’s stockholders approved the 2015 Plan, which replaced the 2006 Plan. Additionally, in the third quarter of 2019, the Company adopted the 2019 Inducement Plan and, subject to the adjustment provisions of the 2019 Inducement Plan, reserved 400,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the 2019 Inducement Plan. The 2015 Plan and 2019 Inducement Plan were the Company’s only plans for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of December 31, 2019. Grants under all plans typically have a requisite service period of 60 months or 48 months, have straight-line vesting schedules and expire not more than 10 years from date of grant. No further awards will be made under the 2006 Plan, but the 2006 Plan will continue to govern awards previously granted under it. In addition, any shares subject to stock options or other awards granted under the 2006 Plan that on or after the effective date of the 2015 Plan are forfeited, cancelled, exchanged or surrendered or terminate under the 2006 Plan will become available for grant under the 2015 Plan. The Board will periodically review actual share consumption under the 2015 Plan and may make a request for additional shares as needed.
The 2019 Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units, and its terms are substantially similar to the Company’s 2015 Plan. However, awards under the 2019 Inducement Plan may only be granted to individuals who previously have not been employees or non-employee directors of the Company (or who will become employed following a bona fide period of non-employment or service with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules, in connection with a merger or acquisition.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2016	7,305,368
Stock options granted	(558,426)
Stock options forfeited	1,978,042
Nonvested equity stock and stock units granted (1) (2)	(5,007,947)
Nonvested equity stock and stock units forfeited (1)	1,334,110
Total shares available for grant as of December 31, 2017	5,051,147
Increase in shares approved for issuance	5,500,000
Stock options granted	(711,479)
Stock options forfeited	877,803
Nonvested equity stock and stock units granted (1) (3)	(4,993,802)
Nonvested equity stock and stock units forfeited (1)	4,350,377
Total shares available for grant as of December 31, 2018	10,074,046
Increase in shares approved for issuance (5)	400,000
Stock options granted	(80,000)
Stock options forfeited	426,960
Nonvested equity stock and stock units granted (1) (4)	(7,261,845)
Nonvested equity stock and stock units forfeited (1)	3,267,702
Total shares available for grant as of December 31, 2019	6,826,863
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
Amount includes 0.4 million shares that had been reserved for potential future issuance related to certain performance unit awards discussed under the section titled “Nonvested Equity Stock and Stock Units” below.

(3)
Amount includes 0.5 million shares that have been reserved for potential future issuance related to certain performance unit awards discussed under the section titled “Nonvested Equity Stock and Stock Units” below.

(4)
Amount includes 1.0 million shares that have been reserved for potential future issuance related to certain performance unit awards discussed under the section titled “Nonvested Equity Stock and Stock Units” below.

(5)	Shares were reserved under the 2019 Inducement Plan adopted in the third quarter of 2019.
General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the years ended December 31, 2019, 2018 and 2017 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2019:

	Options Outstanding		Weighted Average Remaining Contractual Term
	Number of Shares	Weighted Average Exercise Price per Share		Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Outstanding as of December 31, 2016	7,008,833	$9.34
Options granted	558,426	$12.95
Options exercised	(1,278,856)	$7.34
Options forfeited	(1,978,042)	$10.68
Outstanding as of December 31, 2017	4,310,361	$9.78
Options granted	711,479	$12.84
Options exercised	(908,146)	$6.70
Options forfeited	(877,803)	$13.73
Outstanding as of December 31, 2018	3,235,891	$10.25
Options granted	80,000	$13.25
Options exercised	(1,249,785)	$7.79
Options forfeited	(426,960)	$13.71
Outstanding as of December 31, 2019	1,639,146	$11.37	4.54	$4,631
Vested or expected to vest at December 31, 2019	1,627,218	$11.36	4.49	$4,621
Options exercisable at December 31, 2019	1,319,210	$11.01	3.63	$4,327

Employee Stock Purchase Plans
During the years ended December 31, 2019, 2018, and 2017, the Company had one employee stock purchase plan, the 2015 Employee Stock Purchase Plan (“2015 ESPP”). Employees generally will be eligible to participate in the plan if they are employed by Rambus for more than 20 hours per week and more than five months in a fiscal year. The 2015 ESPP provides for six month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under the plans, employees may purchase stock at the lower of 85% of the beginning of the offering period (the enrollment date), or the end of each offering period (the purchase date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the purchase date.
The Company issued 629,438 shares at a weighted average price of $8.53 per share during the year ended December 31, 2019. The Company issued 541,395 shares at a weighted average price of $9.99 per share during the year ended December 31, 2018. The Company issued 615,370 shares at a weighted average price of $10.47 per share during the year ended December 31, 2017. As of December 31, 2019, 1,665,440 shares under the ESPP remain available for issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation
Stock Options
During the years ended December 31, 2019, 2018 and 2017, Rambus granted 80,000, 711,479 and 558,426 stock options, respectively, with an estimated total grant-date fair value of $0.3 million, $3.0 million and $2.3 million, respectively. During the years ended December 31, 2019, 2018 and 2017, Rambus recorded stock-based compensation related to stock options of $1.0 million, $1.7 million and $2.8 million, respectively.
As of December 31, 2019, there was $2.0 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of options vested for the years ended December 31, 2019, 2018 and 2017 was $6.7 million, $12.9 million and $17.3 million, respectively.
Employee Stock Purchase Plans
During the years ended December 31, 2019, 2018 and 2017, Rambus recorded stock-based compensation related to the ESPP of $1.5 million, $1.4 million and $1.7 million, respectively. As of December 31, 2019, there was $0.7 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over four months.
There were no tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the years ended December 31, 2019 and December 31, 2018. Tax benefits realized as a result of employee stock option exercises, stock purchase plan purchases, and vesting of equity stock and stock units for the year ended December 31, 2017, calculated in accordance with accounting for share-based payments were $1.3 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted that contain only service conditions in the periods presented:

	Stock Option Plan for Years Ended December 31,
	2019	2018	2017
Stock Option Plan
Expected stock price volatility	33%-36%	24%-32%	24%-32%
Risk free interest rate	1.4%-1.6%	2.6%-2.8%	1.8%-2.0%
Expected term (in years)	5.1-5.2	5.8	5.3-5.4
Weighted-average fair value of stock options granted	$4.36	$4.23	$4.09

	Employee Stock Purchase Plan for Years Ended December 31,
	2019	2018	2017
Employee Stock Purchase Plan
Expected stock price volatility	32%	27%-34%	25%-27%
Risk free interest rate	1.6%-2.4%	2.05%-2.5%	0.98%-1.3%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$3.13	$2.59	$3.07

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
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, directors and employees. For the years ended December 31, 2019, 2018 and 2017, the Company granted nonvested equity stock units totaling 4,233,701, 2,978,558 and 3,075,396 shares, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the years ended December 31, 2019, 2018 and 2017, the fair value of nonvested equity stock units at the date of grant was approximately $43.0 million, $38.1 million and $40.0 million, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company’s shares available for grant has been reduced to reflect the shares that could be earned at the maximum target.
For the years ended December 31, 2019, 2018 and 2017, the Company recorded stock-based compensation expense of approximately $23.9 million, $18.6 million and $22.9 million, respectively, related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of an estimate of forfeitures, was approximately $33.2 million at December 31, 2019. This cost is expected to be recognized over a weighted average period of 2.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the activity related to nonvested equity stock and stock units for the three years ended December 31, 2019:

Nonvested Equity Stock and Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2016	4,863,056	$12.33
Granted	3,075,396	$13.02
Vested	(1,216,476)	$12.15
Forfeited	(860,627)	$12.61
Nonvested at December 31, 2017	5,861,349	$12.68
Granted	2,978,558	$12.77
Vested	(1,713,930)	$12.39
Forfeited	(2,266,842)	$12.97
Nonvested at December 31, 2018	4,859,135	$12.71
Granted	4,233,701	$10.17
Vested	(1,896,283)	$12.40
Forfeited	(1,907,070)	$11.33
Nonvested at December 31, 2019	5,289,483	$11.27

15. Stockholders’ Equity
Share Repurchase Program
During the year ended December 31, 2019, the Company did not repurchase any shares of its common stock under its share repurchase program.
On January 21, 2015, the Company’s Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan. This new stock repurchase program replaced the previous program approved by the Board in February 2010 and canceled the remaining shares outstanding as part of the previous authorization.
On March 5, 2018, the Company initiated an accelerated share repurchase program with Citibank N.A. The accelerated share repurchase program was part of the broader share repurchase program previously authorized by the Company’s Board on January 21, 2015. Under the accelerated share repurchase program, the Company pre-paid to Citibank N.A. the $50.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 3.1 million shares of its common stock from Citibank N.A., in the first quarter of 2018, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock. During the second quarter of 2018, the accelerated share repurchase program was completed and the Company received an additional 0.7 million shares of its common stock as the final settlement of the accelerated share repurchase program. There were no other repurchases of the Company’s common stock during 2018.
On May 1, 2017, the Company initiated an accelerated share repurchase program with Barclays Bank PLC. The accelerated share repurchase program was part of the broader share repurchase program previously authorized by the Company’s Board on January 21, 2015. Under the accelerated share repurchase program, the Company pre-paid to Barclays Bank PLC the $50.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 3.2 million shares of its common stock from Barclays Bank PLC, in the second quarter of 2017, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock. The number of shares to be ultimately purchased by the Company was determined based on the volume weighted average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. During the fourth quarter of 2017, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accelerated share repurchase program was completed and the Company received an additional 0.8 million shares of its common stock as the final settlement of the accelerated share repurchase program. There were no other repurchases of the Company’s common stock during 2017.
As of December 31, 2019, there remained an outstanding authorization to repurchase approximately 3.6 million shares of the Company’s outstanding common stock under the current share repurchase program.
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
The Convertible Note Hedge Transactions are separate transactions, entered into by the Company with the Counterparties, and are not part of the terms of the 2023 Notes. Holders of the 2023 Notes will not have any rights with respect to the Convertible Note Hedge Transactions. Refer to Note 12, “Convertible Notes,” for additional details.
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
The Warrants are separate transactions, entered into by the Company with the Counterparties, and are not part of the terms of the 2023 Notes. Holders of the 2023 Notes will not have any rights with respect to the Warrants. Refer to Note 12, “Convertible Notes,” for additional details.

16. Benefit Plans
Rambus has a 401(k) Profit Sharing Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. Rambus, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company matches 50% of eligible employee’s contribution, up to the first 6% of an eligible employee’s qualified earnings. For the years ended December 31, 2019, 2018 and 2017, Rambus made matching contributions totaling approximately $2.0 million, $2.1 million and $2.3 million, respectively.

17. Divestiture
During the second quarter of 2019, the Company entered into a share purchase agreement with Visa International Service Association (the “Purchaser”), pursuant to which the Purchaser agreed to acquire all of the outstanding shares of the Company’s subsidiary, Smart Card Software Limited, which comprises the Company’s Payments and Ticketing businesses, which was part of the Company’s former Rambus Security Division (RSD) segment. The decision to sell these businesses reflected the Company’s ongoing review of its business to focus on products and offerings that are core to its semiconductor business.
The sale of the legal entities comprising the Company’s Payments and Ticketing businesses was completed in October 2019. The final gross proceeds from the sale amounted to $82.5 million, which included the selling price of $75.0 million and approximately $7.5 million in net working capital adjustments finalized in October 2019. The $7.5 million in net working capital adjustments is net of a final working capital adjustment due to the buyer of approximately $1.1 million, which the Company will pay in cash to the buyer during the first quarter of 2020. The final gross proceeds were offset by approximately $3.8 million in transaction costs for the year ended December 31, 2019.
The Company measured these businesses at the lower of their carrying value or fair value less any costs to sell, and recognized a cumulative impairment of approximately $7.4 million during the year ended December 31, 2019. In the second quarter of 2019, in order to determine the impairment loss, the Company performed a relative fair value measurement to allocate goodwill to the business units between the disposed Payments and Ticketing businesses and the retained business, which includes Cryptography Research Inc., which was part of the former RSD segment. The fair value of the retained business was estimated by management using a discounted cash flow model. The Company’s cash flow projections for the retained business included significant judgments and assumptions relating to revenue growth rates, projected operating income and the discount rate.
The operating results of these businesses did not qualify for reporting as discontinued operations. The reported results and financial position of the businesses did not necessarily reflect the total value of the businesses that the Company realized upon their sale.

18. Restructuring and Other Charges
The 2019 Plan
In June 2019, the Company initiated a restructuring program to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2019 Plan”). In connection with this restructuring program, the Company initiated a plan of termination resulting in a reduction of approximately 80 employees. During the year ended December 31, 2019, the Company recorded restructuring and other severance-related charges of approximately $8.8 million related primarily to the reduction in workforce. As of December 31, 2019, the Company’s accrued restructuring balance was approximately $5.0 million. The 2019 Plan is expected to be substantially completed in early 2020.
The 2018 Plan
On January 30, 2018, the Company announced its plans to close its lighting division and manufacturing operations in Brecksville, Ohio, (“the 2018 Plan”). The Company believed that such business was not core to its strategy and growth objectives. In connection therewith, the Company terminated approximately fifty employees, and began the process to exit the facilities in Ohio and sell the related equipment. The Company expected to record restructuring charges of approximately $2.0 million to $5.0 million related to employee terminations and severance costs and facility related costs. During the year ended December 31, 2018, the Company recorded a net charge of $2.2 million, primarily related to the reduction in workforce, of which $2.0 million was related to the lighting division and $0.2 million was related to corporate support functions. The 2018 Plan was completed as of December 31, 2019.
The Company concluded that the closure of its lighting division did not meet the criteria for reporting as discontinued operations. Consequently, the lighting division’s long-lived assets were reclassified as held for sale. As of December 31, 2018, the Company sold all property, plant and equipment from its lighting division reclassified as held for sale on the consolidated balance sheets of approximately $3.5 million and recognized a gain on the disposal of the held for sale assets of approximately $1.2 million included in restructuring charges on the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2017, the Company did not initiate any restructuring programs.

19. Income Taxes
Income (loss) before taxes consisted of the following:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Domestic	$(81,316)	$(63,829)	$46,031
Foreign	(5,700)	(6,799)	(5,042)
	$(87,016)	$(70,628)	$40,989

The provision for (benefit from) income taxes is comprised of:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Federal:
Current	$2,932	$5,451	$20,661
Deferred	2,016	82,726	43,678
State:
Current	657	333	495
Deferred	(1,198)	522	(43)
Foreign:
Current	1,708	1,592	1,101
Deferred	(2,712)	(3,295)	(2,041)
	$3,403	$87,329	$63,851

The differences between Rambus’ effective tax rate and the U.S. federal statutory regular tax rate are as follows:

	Years Ended December 31,
	2019	2018	2017
Expense at U.S. federal statutory rate	21.0%	21.0%	35.0%
Expense (benefit) at state statutory rate	0.9	(1.2)	0.7
Withholding tax	(3.5)	(7.7)	50.1
Foreign rate differential	(1.1)	(0.2)	2.8
Research and development (“R&D”) credit	1.2	2.2	(3.9)
Executive compensation	(1.2)	(0.1)	1.8
Stock-based compensation	(2.3)	(2.8)	14.9
Foreign tax credit	3.4	7.7	(50.1)
Foreign derived intangible income deduction	4.6	14.8	—
Impact of corporate rate change on deferred taxes	—	—	50.6
Divestiture	4.8	—	—
Other	(0.2)	0.7	1.4
Valuation allowance	(31.5)	(158.0)	52.5
	(3.9)%	(123.6)%	155.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax assets (liabilities) are as follows:

	As of December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Depreciation and amortization	$13,995	$13,085
Lease liabilities	10,734	—
Other timing differences, accruals and reserves	9,522	8,272
Deferred equity compensation	4,456	6,236
Net operating loss carryovers	20,900	21,259
Tax credits	233,407	253,890
Total gross deferred tax assets	293,014	302,742
Deferred tax liabilities:
Lease right-of-use assets	(10,400)	—
Convertible debt	(151)	(207)
Deferred revenue	(94,763)	(143,182)
Total gross deferred tax liabilities	(105,314)	(143,389)
Total net deferred tax assets	187,700	159,353
Valuation allowance	(196,972)	(173,878)
Net deferred tax liabilities	$(9,272)	$(14,525)

	As of December 31,
	2019	2018
	(In thousands)
Reported as:
Non-current deferred tax assets	$4,574	$4,435
Non-current deferred tax liabilities	(13,846)	(18,960)
Net deferred tax liabilities	$(9,272)	$(14,525)

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, the Company assessed the changes in its underlying facts and circumstances and evaluated the realizability of its existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and California deferred tax assets was appropriate. As such, the Company has set up and continues to maintain a full valuation allowance against its U.S. federal deferred tax assets.
The following table presents the tax valuation allowance information for the years ended December 31, 2019, 2018 and 2017:

	Balance at Beginning of Period	Charged (Credited) to Operations	Charged to Other Account*	Valuation Allowance Release	Valuation Allowance Set up	Balance at End of Period
Tax Valuation Allowance
Year ended December 31, 2017	$23,529	—	5,855	—	21,527	$50,911
Year ended December 31, 2018	$50,911	—	9,238	—	113,729	$173,878
Year ended December 31, 2019	$173,878	23,094	—	—	—	$196,972
______________________________________

*	Amounts not charged to operations are charged to other comprehensive income or retained earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2019, Rambus had California and other state net operating loss carryforwards of $202.7 million and $36.4 million, respectively. As of December 31, 2019, Rambus had federal and state capital loss carryforwards of $26.4 million. As of December 31, 2019, Rambus had federal research and development tax credit carryforwards of $40.6 million, alternative minimum tax credit carryforwards of $1.9 million and foreign tax credits of $186.1 million. As of December 31, 2019, Rambus had California research and development tax credit carryforwards of $31.5 million. The federal foreign tax credits and research and development credits begin to expire in 2020 and 2019, respectively. Approximately $29.1 million of federal foreign tax credits will expire in 2020. The California net operating losses begin to expire in 2020. The California research and development credits carry forward indefinitely.
In the event of a change in ownership, as defined under federal and state tax laws, Rambus’ net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.
As of December 31, 2019, the Company had $115.7 million of unrecognized tax benefits including $22.8 million recorded as a reduction of long-term deferred tax assets, $91 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea (Korea), and $1.8 million recorded in long-term income taxes payable. As a result of recent court rulings in Korea, the Company has determined that they may be entitled to refund claims for foreign taxes previously withheld from licensees in Korea. The Company recognizes that there are numerous risks and uncertainties associated with the ultimate collection of this refund, and, has therefore established an offsetting reserve for the entire amount of refundable withholding taxes previously withheld in Korea (which had an insignificant impact to the Company’s income tax provision). If recognized, $1.8 million would be recorded as an income tax benefit in the consolidated statement of operations. As of December 31, 2018, the Company had $23.5 million of unrecognized tax benefits including $21.4 million recorded as a reduction of long-term deferred tax assets and $2.1 million recorded in long term income taxes payable. If recognized, $2.1 million would be recorded as an income tax benefit in the consolidated statement of operations. It is reasonably possible that a reduction of up to $0.1 million of existing unrecognized tax benefits could occur in the next 12 months.
A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2019, 2018 and 2017 is as follows (amounts in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at January 1	$23,482	$22,652	$21,925
Tax positions related to current year:
Additions	16,485	1,032	1,083
Tax positions related to prior years:
Additions	76,158	115	16
Reductions	(472)	(317)	(372)
Settlements	—	—	—
Balance at December 31	$115,653	$23,482	$22,652

Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2019 and 2018, an immaterial amount of interest and penalties are included in long-term income taxes payable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, the Company’s future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of its deferred tax assets and liabilities or by changes in tax laws or interpretations of those laws.
At December 31, 2019, no other income taxes (state or foreign) have been provided on undistributed earnings of approximately $14.0 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the United States. However, if such earnings were distributed, the Company would incur approximately $1.9 million of foreign withholding taxes and an immaterial amount of U.S. taxes.
20. Litigation and Asserted Claims
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

21. Acquisitions
Northwest Logic, Inc.
On July 26, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Northwest Logic, a leading supplier of memory, PCIe, and MIPI digital controllers. On August 23, 2019 (the “Closing Date”), the Company completed its acquisition of Northwest Logic by acquiring all issued and outstanding shares of Northwest Logic through the merger of a wholly-owned Rambus subsidiary with Northwest Logic. Under the terms of the Merger Agreement, the Company paid approximately $21.9 million in cash, including certain bonus payments and adjustments for working capital. Of the purchase price, $3.0 million of the consideration was deposited into an escrow account to fund indemnification obligations and other contractual provisions, to be released 24 months after the Closing Date. This acquisition allows the Company to further scale, bringing together high-speed design expertise with the physical and digital IP families from renowned market leaders to offer comprehensive memory and SerDes IP solutions for chip designers. The Company integrated Northwest Logic’s offerings and design team into its IP cores technology solutions.
As part of the acquisition, the Company agreed to pay $9.0 million to certain Northwest Logic employees in cash over three years following August 23, 2019 (the “Retention Bonus”). The Retention Bonus will be paid in three installments of $3.0 million on each of the dates that are 12 months, 24 months and 36 months following the Closing Date. The Retention Bonus payouts are subject to the condition of continued employment, and therefore treated as compensation and expensed as incurred.
As of December 31, 2019, the Company had incurred approximately $0.7 million in external acquisition costs in connection with the transaction, which were expensed as incurred.
The purchase price allocation and related accounting for this acquisition is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and the Company’s estimates and assumptions for the acquisition are subject to change if the Company obtains additional information during the measurement period. In accordance with ASC No. 805, during the measurement period an acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date to reflect information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of the acquisition date. Accordingly, the Company has recognized a measurement period adjustment made during the fourth quarter of 2019 to the fair value of certain assets acquired and liabilities assumed as a result of further refinements in the Company’s estimates. This adjustment was retrospectively applied to the August 23, 2019 acquisition date balance sheet. The effect of this adjustment on the preliminary purchase price allocation was an increase in goodwill of $2.1 million and an increase in deferred tax liability, net, of $2.1 million. This adjustment did not have a material impact on the Company’s previously reported results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the assets acquired was determined by management primarily by using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the existing technologies less charges representing the contribution of other assets to those cash flows. The Company performed a valuation of the net assets acquired as of the Closing Date.
The total consideration from the business combination was allocated as of the Closing Date, including the retrospective adjustment made in the fourth quarter of 2019, as follows:

Total
(in thousands)
Cash and cash equivalents	$159
Accounts receivable	1,679
Prepaid expenses and other current assets	65
Identified intangible assets	8,800
Goodwill	13,477
Operating lease right-of-use asset	178
Other asset	9
Accounts payable	(9)
Operating lease liability	(178)
Other current liabilities	(108)
Deferred tax liability, net	(2,133)
Total	$21,939

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

Secure Silicon IP and Protocols Business from Verimatrix
On September 11, 2019, the Company announced it had signed an asset purchase agreement to acquire the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure, for $65.0 million in cash. On December 8, 2019 (the “Closing Date”), the Company completed its acquisition of the Secure Silicon IP and Protocols business. Under the terms of the Asset Purchase Agreement, as amended, the Company paid approximately $45.0 million in cash at the Closing Date, and will pay up to an additional $20.0 million, currently valued at $1.8 million, subject to certain revenue targets of the transferred business for the calendar year 2020. The addition of the embedded security teams, products and expertise from the Secure Silicon IP and Protocols business augments the Company’s portfolio of mission-critical embedded security products and expands its offerings for data center, AI, networking and automotive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total adjusted purchase consideration for the acquisition of the Secure Silicon IP and Protocols business was $46.8 million, which consisted of the following:

Total
(in thousands)
Cash consideration transferred at the Closing Date	$45,000
Fair value of earn-out liability	1,800
Total adjusted purchase price	$46,800

As part of the acquisition, the Company agreed to pay $1.0 million to certain employees in cash over two years effective January 1, 2020 (the “Retention Bonus”). The Retention Bonus will be paid in arrears in two annual installments of $0.5 million in December 2020 and December 2021, respectively. The Retention Bonus payouts are subject to the condition of continued employment, and therefore treated as compensation and expensed as incurred.
As of December 31, 2019, the Company had incurred approximately $3.1 million in external acquisition costs in connection with the transaction, which were expensed as incurred.
The purchase price allocation and related accounting for this acquisition is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and the Company’s estimates and assumptions for the acquisition are subject to change if the Company obtains additional information during the measurement period.
The fair value of the assets acquired was determined by management primarily by using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the existing technologies less charges representing the contribution of other assets to those cash flows. The Company performed a valuation of the net assets acquired as of the Closing Date.
The Company performed a valuation of the net assets acquired as of the Closing Date. The total consideration from the acquisition was allocated as follows:

Total
(in thousands)
Prepaid expenses and other current assets	$267
Unbilled receivables	6,765
Operating lease right-of-use assets	852
Identified intangible assets	23,500
Goodwill	16,845
Deferred revenue	(310)
Operating lease liabilities	(852)
Other current liabilities	(267)
Total	$46,800

The goodwill arising from the acquisition is primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of the Secure Silicon IP and Protocols business. Approximately $15.0 million of the goodwill is expected to be deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The identified intangible assets assumed in the acquisition of the Secure Silicon IP and Protocols business were recognized as follows based upon their estimated fair values as of the acquisition date:

	Total	Estimated Weighted Average Useful Life
	(in thousands)	(in years)
Existing technology	$21,600	3 to 5 years
Customer contracts and contractual relationships	900	5 years
IPR&D	1,000	Not applicable
Total	$23,500

IPR&D consists of one project, primarily relating to the development of Media Access Control Security frame engines, which is part of the Silicon IP solutions. The project is expected to be completed over the next twelve months. The acquired IPR&D will not be amortized until completion of the related product which is determined by when the underlying project reaches technological feasibility and commences commercial production. Upon completion, the IPR&D project will be amortized over its useful life, which is expected to range between three years and five years.
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

	Years Ended December 31,
	2019	2018
Revenue	$231,492	$241,049
Net loss	$(90,688)	$(160,742)
Net loss per share - diluted	$(0.82)	$(1.48)

Pro forma loss for 2019 was adjusted to exclude $0.7 million of acquisition-related costs incurred in 2019. Consequently, pro forma loss for 2018 was adjusted to include these costs.
Pro forma financial information on the combined results of operations for the Company and the Secure Silicon IP and Protocols business as if the acquisition had occurred on January 1, 2018 has not been presented as it was impracticable to prepare full financial statements for the Secure Silicon IP and Protocols business, given that the Secure Silicon IP and Protocols business had not been managed as a stand-alone business and thus stand-alone financial statements were not readily available.
Additionally, the revenue recognized from the Northwest Logic and Secure Silicon IP and Protocols business acquisitions is not material to the Company’s consolidated financial statements during the year ended December 31, 2019, either individually or in the aggregate. Furthermore, the Company does not track operating results from these businesses separately.

Supplementary Financial Data
RAMBUS INC.
CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
Quarterly Statements of Operations
(Unaudited)

	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
	(In thousands, except for per share amounts)
Total revenue	$59,947	$57,399	$58,297	$48,384	$68,563	$59,754	$56,458	$46,426
Total operating costs and expenses	$73,158	$80,272	$95,343	$79,793	$72,763	$78,921	$76,445	$90,039
Operating loss	$(13,211)	$(22,873)	$(37,046)	$(31,409)	$(4,200)	$(19,167)	$(19,987)	$(43,613)
Net loss (1)	$(9,532)	$(17,331)	$(36,980)	$(26,576)	$(2,018)	$(104,893)	$(15,357)	$(35,689)
Net loss per share — basic	$(0.09)	$(0.16)	$(0.33)	$(0.24)	$(0.02)	$(0.97)	(0.14)	$(0.33)
Net loss per share — diluted	$(0.09)	$(0.16)	$(0.33)	$(0.24)	$(0.02)	$(0.97)	(0.14)	$(0.33)
Shares used in per share calculations — basic (2)	111,883	111,315	110,875	109,692	108,826	107,897	107,737	109,358
Shares used in per share calculations — diluted (2)	111,883	111,315	110,875	109,692	108,826	107,897	107,737	109,358
______________________________________

(1)
The net loss for the quarter ended September 30, 2018 included a $91.3 million impact of an increase in our deferred tax asset valuation allowance. Refer to Note 19, “Income Taxes,” of Notes to Consolidated Financial Statements of this Form 10-K.

(2)
The quarterly financial information includes the impact of the accelerated share repurchase program as follows: 0.7 million shares in the quarter ended June 30, 2018 and 3.1 million shares repurchased in the quarter ended March 31, 2018. Refer to Note 15, “Stockholders’ Equity,” of Notes to Consolidated Financial Statements of this Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3(3)	Amended and Restated Bylaws of Registrant dated April 25, 2013.
4.1(4)	Form of Registrant’s Common Stock Certificate.
4.3(5)	Indenture, dated November 17, 2017, between Rambus Inc and U.S. Bank National Association (including form of 1.375% Convertible Senior Note due 2023).
4.4	Description of Securities.
10.1(6)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(7)*	Form of Change of Control Severance Agreement, Agreement entered into by Registrant with each of its named executive officers other than its chief executive officer.
10.4(8)*	2006 Equity Incentive Plan, as amended.
10.5(8)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.
10.6(8)*	2006 Employee Stock Purchase Plan, as amended.
10.7(9)*	2015 Equity Incentive Plan, as amended.
10.8(10)*	Form of Restricted Stock Unit Agreement (2015 Equity Incentive Plan).
10.9(10)*	Form of Stock Option Agreement (2015 Equity Incentive Plan).
10.10(9)*	2015 Employee Stock Purchase Plan, as amended.
10.11(11)	Triple Net Space Lease, dated as of December 15, 2009, by and between Registrant and MT SPE, LLC.
10.12(12)**	Settlement Agreement, dated January 19, 2010, among Registrant, Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Semiconductor, Inc. and Samsung Austin Semiconductor, L.P.
10.13(12)**	Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.14(13)	First Amendment of Lease, dated November 4, 2011, by and between Registrant and MT SPE, LLC.
10.15(14)	Employment Agreement between the Company and Luc Seraphin, dated as of October 25, 2018.
10.16(14)	Amended and Restated Change of Control Severance Agreement between the Company and Luc Seraphin, dated as of October 25, 2018.
10.17(15)**	Settlement Agreement, dated June 11, 2013, among Registrant, SK hynix and certain SK hynix affiliates.
10.18(16)**	Semiconductor Patent License Agreement, dated June 11, 2013, between Registrant and SK hynix.
10.19(17)**	Settlement Agreement, dated December 9, 2013, between Rambus Inc., Micron Technology, Inc., and certain Micron affiliates.
10.20(17)**	Semiconductor Patent License Agreement, dated December 9, 2013, between Rambus, Inc. and Micron Technology, Inc.
10.21(17)**	Amendment to Semiconductor Patent License Agreement, dated December 30, 2013, by and between Rambus Inc. and Samsung Electronics Co., Ltd.
10.22(18)**	Amendment 1 to Semiconductor Patent License Agreement, dated June 17, 2015, by and between Rambus Inc. and SK hynix Inc.
10.23(19)	Asset Purchase Agreement, dated June 29, 2016, by and between Rambus Inc., Bell ID Singapore Ptd Ltd, Inphi Corporation and Inphi International Pte. Ltd.
10.24(20)	Offer Letter, dated September 9, 2016, by and between Rambus Inc. and Rahul Mathur.
10.25(5)	Form of Convertible Note Hedge Confirmation.
10.26(5)	Form of Warrant Confirmation.
10.27(21)	Share Purchase Agreement by and between Rambus Inc. and VISA International Service Association dated June 20, 2019.
10.28(21)	Lease agreement between Rambus Inc. and 237 North First Street Holdings, LLC dated July 8, 2019.
10.29(22)	Offer Letter, dated August 9, 2019, by and between Rambus Inc. and Sean Fan.

10.30(22)	2019 Inducement Equity Incentive Plan.
10.31(22)	Form of Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).
10.32(22)	Form of Performance Based Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included in signature page).
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

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS±	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH±	XBRL Taxonomy Extension Schema Document
101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB±	XBRL Taxonomy Extension Label Linkbase Document
101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
±
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)	Incorporated by reference to the Form 8-K filed on April 30, 2013.

(4)	Incorporated by reference to the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(5)	Incorporated by reference to the Form 8-K filed on November 17, 2017.

(6)	Incorporated by reference to the Form S-1 (file no. 333-22885) filed on March 6, 1997.

(7)	Incorporated by reference to the Form 8-K filed on March 9, 2015.

(8)	Incorporated by reference to the Form 8-K filed on April 30, 2014.

(9)	Incorporated by reference to the Form 8-K filed on April 27, 2018.

(10)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(11)	Incorporated by reference to the Form 10-K filed on February 26, 2010.

(12)	Incorporated by reference to the Form 10-Q filed on May 3, 2010.

(13)	Incorporated by reference to the Form 10-K filed on February 24, 2012.

(14)	Incorporated by reference to the Form 8-K filed on October 29, 2018.

(15)	Incorporated by reference to the Form 10-Q/A filed on January 13, 2014.

(16)	Incorporated by reference to the Form 10-Q filed on July 29, 2013.

(17)	Incorporated by reference to the Form 10-K filed on February 21, 2014.

(18)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(19)	Incorporated by reference to the Form 10-Q filed on July 22, 2016.

(20)	Incorporated by reference to the Form 8-K filed on September 21, 2016.

(21)	Incorporated by reference to the Form 10-Q filed on August 2, 2019.

(22)	Incorporated by reference to the Form 8-K filed on August 28, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

By:	/s/ RAHUL MATHUR
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
Date: February 26, 2020

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

Signature	Title	Date

/s/ LUC SERAPHIN	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2020
Luc Seraphin

/s/ RAHUL MATHUR	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 26, 2020
Rahul Mathur

/s/ KEITH JONES	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 26, 2020
Keith Jones

/s/ CHARLES KISSNER	Chairman of the Board of Directors	February 26, 2020
Charles Kissner

/s/ ELLIS THOMAS FISHER	Director	February 26, 2020
Ellis Thomas Fisher

/s/ EMIKO HIGASHI	Director	February 26, 2020
Emiko Higashi

/s/ MEERA RAO	Director	February 26, 2020
Meera Rao

/s/ SANJAY SARAF	Director	February 26, 2020
Sanjay Saraf

/s/ NECIP SAYINER	Director	February 26, 2020
Necip Sayiner

/s/ ERIC STANG	Director	February 26, 2020
Eric Stang