Form 10-Q
period 2020-03-31
RAMBUS INC
filed 2020-05-08
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 113,275,229 as of March 31, 2020.

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

•	Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;

•	Effects of security breaches or failures in our or our customers’ products and services on our business;

•	Engineering, sales and general and administration expenses;

•	Contract revenue;

•	Operating results;

•	International licenses, operations and expansion;

•	Effects of changes in the economy and credit market on our industry and business;

•	Impact of the Novel Coronavirus (COVID-19) pandemic on our business operations and financial results;

•	Ability to identify, attract, motivate and retain qualified personnel;

•	Effects of government regulations on our industry and business;

•	Manufacturing, shipping and supply partners and/or sale and distribution channels;

•	Growth in our business;

•	Methods, estimates and judgments in accounting policies;

•	Adoption of new accounting pronouncements;

•	Effective tax rates, including as a result of recent U.S. tax legislation;

•	Restructurings and plans of termination;

•	Realization of deferred tax assets/release of deferred tax valuation allowance;

•	Trading price of our common stock;

•	Internal control environment;

•	The level and terms of our outstanding debt and the repayment or financing of such debt;

•	Protection of intellectual property;

•	Any changes in laws, agency actions and judicial rulings that may impact the ability to enforce intellectual property rights;

•	Indemnification and technical support obligations;

•	Equity repurchase plans;

•	Issuances of debt or equity securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•	Effects of fluctuations in currency exchange rates; and

•	Outcome and effect of potential future intellectual property litigation and other significant litigation.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$175,446	$102,176
Marketable securities	259,999	305,488
Accounts receivable	44,364	44,039
Unbilled receivables	172,042	184,366
Inventories	9,848	10,086
Prepaids and other current assets	17,057	18,524
Total current assets	678,756	664,679
Intangible assets, net	50,208	54,900
Goodwill	183,465	183,465
Property, plant and equipment, net	47,743	44,714
Operating lease right-of-use assets	34,493	37,020
Deferred tax assets	4,541	4,574
Unbilled receivables, long-term	314,706	343,703
Other assets	5,579	5,931
Total assets	$1,319,491	$1,338,986
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,730	$9,549
Accrued salaries and benefits	12,411	20,291
Deferred revenue	10,121	11,947
Income taxes payable	19,892	19,142
Operating lease liabilities	5,194	6,357
Other current liabilities	16,715	18,893
Total current liabilities	80,063	86,179
Convertible notes	150,561	148,788
Long-term operating lease liabilities	38,074	39,889
Long-term income taxes payable	55,163	60,094
Deferred tax liabilities	14,140	13,846
Other long-term liabilities	15,792	19,272
Total liabilities	353,793	368,068
Commitments and contingencies (Notes 9, 11 and 15)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at March 31, 2020 and December 31, 2019	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 113,275,229 shares at March 31, 2020 and 112,131,352 shares at December 31, 2019	113	112
Additional paid-in capital	1,264,000	1,261,142
Accumulated deficit	(298,227)	(290,244)
Accumulated other comprehensive loss	(188)	(92)
Total stockholders’ equity	965,698	970,918
Total liabilities and stockholders’ equity	$1,319,491	$1,338,986
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except per share amounts)
Revenue:
Royalties	$19,694	$24,853
Product revenue	30,728	8,964
Contract and other revenue	13,567	14,567
Total revenue	63,989	48,384
Cost of revenue:
Cost of product revenue*	10,343	4,427
Cost of contract and other revenue	1,198	2,908
Amortization of acquired intangible assets	4,344	3,863
Total cost of revenue	15,885	11,198
Gross profit	48,104	37,186
Operating expenses:
Research and development*	36,664	40,619
Sales, general and administrative*	22,895	26,520
Amortization of acquired intangible assets	348	1,125
Restructuring charges	836	331
Change in fair value of earn-out liability	(1,800)	—
Total operating expenses	58,943	68,595
Operating loss	(10,839)	(31,409)
Interest income and other income (expense), net	6,374	7,413
Interest expense	(2,555)	(2,271)
Interest and other income (expense), net	3,819	5,142
Loss before income taxes	(7,020)	(26,267)
Provision for income taxes	963	309
Net loss	$(7,983)	$(26,576)
Net loss per share:
Basic	$(0.07)	$(0.24)
Diluted	$(0.07)	$(0.24)
Weighted average shares used in per share calculation:
Basic	112,907	109,692
Diluted	112,907	109,692
_________________________________________
*    Includes stock-based compensation:

Cost of product revenue	$—	$1
Research and development	$2,613	$3,210
Sales, general and administrative	$3,459	$3,978
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Net loss	$(7,983)	$(26,576)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	1,575
Unrealized gain (loss) on marketable securities, net of tax	(96)	48
Total comprehensive loss	$(8,079)	$(24,953)
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
	(In thousands)
Balances at December 31, 2019	112,131	$112	$1,261,142	$(290,244)	$(92)	$970,918
Net loss	—	—	—	(7,983)	—	(7,983)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(96)	(96)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,144	1	(3,214)	—	—	(3,213)
Stock-based compensation	—	—	6,072	—	—	6,072
Balances at March 31, 2020	113,275	$113	$1,264,000	$(298,227)	$(188)	$965,698

	For the Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Shares	Amount				Total
	(In thousands)
Balances at December 31, 2018	109,018	$109	$1,226,588	$(204,294)	$(10,291)	$1,012,112
Net loss	—	—	—	(26,576)	—	(26,576)
Foreign currency translation adjustment	—	—	—	—	1,575	1,575
Unrealized gain on marketable securities, net of tax	—	—	—	—	48	48
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,378	1	1,069	—	—	1,070
Stock-based compensation	—	—	7,189	—	—	7,189
Cumulative effect adjustment from adoption of ASC 842	—	—	—	4,469	—	4,469
Balances at March 31, 2019	110,396	$110	$1,234,846	$(226,401)	$(8,668)	$999,887

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,983)	$(26,576)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	6,072	7,189
Depreciation	7,300	4,809
Amortization of intangible assets	4,692	4,988
Non-cash interest expense and amortization of convertible debt issuance costs	1,773	1,678
Deferred income taxes	327	(214)
Loss on equity investment	212	81
Loss from disposal of property, plant and equipment	—	98
Change in fair value of earn-out liability	(1,800)	—
Change in operating assets and liabilities:
Accounts receivable	(325)	7,372
Unbilled receivables	41,321	44,181
Prepaid expenses and other assets	1,854	(1,153)
Inventories	238	(1,370)
Accounts payable	416	2,171
Accrued salaries and benefits and other liabilities	(7,966)	(4,699)
Income taxes payable	(4,069)	(3,939)
Deferred revenue	(1,826)	(3,571)
Operating lease liabilities	(2,978)	(2,284)
Net cash provided by operating activities	37,258	28,761
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,950)	(664)
Purchases of marketable securities	(169,866)	(131,601)
Maturities of marketable securities	215,164	130,772
Settlement of working capital adjustment from disposal of business	(1,131)	—
Net cash provided by (used in) investing activities	42,217	(1,493)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	4,005	4,856
Payments of taxes on restricted stock units	(7,218)	(3,786)
Payments under installment payment arrangement	(2,551)	(1,240)
Net cash used in financing activities	(5,764)	(170)
Effect of exchange rate changes on cash and cash equivalents	(452)	—
Net increase in cash, cash equivalents and restricted cash	73,259	27,098
Cash, cash equivalents and restricted cash at beginning of period	102,518	116,252
Cash, cash equivalents and restricted cash at end of period	$175,777	$143,350

Non-cash investing and financing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$33,190	$6,828

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$175,446	$102,176
Restricted cash	331	342
Cash, cash equivalents and restricted cash	$175,777	$102,518

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

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
The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2019.
Comparability
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

2. Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In June 2016, the FASB issued ASU No. 2016-13. The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04),” which provided certain improvements to various ASUs, including ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326),” which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” which amends certain effective dates. In November 2019, the FASB issued ASU No. 2019-11, “Financial Instruments-Credit Losses (Topic 326),” which provides additional clarifications. In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments,” which provides additional clarifications and improvements. These ASUs and the related amendments are effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted this ASU on January 1, 2020. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this ASU remove certain disclosures, modify certain disclosures and add additional disclosures. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Certain disclosures in ASU No. 2018-13 would need to be applied on a retrospective basis and others on a prospective basis. The Company adopted this ASU on January 1, 2020. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in this ASU remove certain exceptions, clarifies and amends existing guidance. This ASU is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted. Certain disclosures in ASU No. 2019-12 would need to be applied on a retrospective basis, modified retrospective basis, or prospective basis. The Company elected to early adopt this ASU on January 1, 2020. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In January 2020, the FASB issued ASU No. 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” The amendments in this ASU clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This ASU is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted. The amendments in this ASU should be applied on a prospective basis. The Company is currently evaluating the impact that the adoption of this guidance will have on its condensed consolidated financial statements.
3. Revenue Recognition
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing, and a contract liability when revenue is recognized subsequent to invoicing.
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of March 31, 2020. The contract assets are transferred to receivables when the billing occurs.
The Company’s contract balances were as follows:

	As of
(In thousands)	March 31, 2020	December 31, 2019
Unbilled receivables	$486,748	$528,069
Deferred revenue	10,121	11,947

During the three months ended March 31, 2020, the Company recognized $6.1 million of revenue that was included in the contract balances as of December 31, 2019.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $17.5 million as of March 31, 2020, which the Company primarily expects to recognize over the next 2 years.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net loss per share:
Numerator:
Net loss	$(7,983)	$(26,576)
Denominator:
Weighted-average shares outstanding - basic	112,907	109,692
Effect of potential dilutive common shares	—	—
Weighted-average shares outstanding - diluted	112,907	109,692
Basic net loss per share	$(0.07)	$(0.24)
Diluted net loss per share	$(0.07)	$(0.24)
For the three months ended March 31, 2020 and 2019, options to purchase approximately 0.4 million and 1.7 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise and related unrecognized stock-based compensation expense. For the three months ended March 31, 2020 and 2019, an additional 2.3 million and 0.9 million shares, respectively, were excluded from the weighted average dilutive shares because there was a net loss position for the periods.

5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the three months ended March 31, 2020 (in thousands):

	As of December 31, 2019	Additions to Goodwill	As of March 31, 2020
Total goodwill	$183,465	$—	$183,465

	As of
	March 31, 2020
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$205,235	$(21,770)	$183,465

Intangible Assets, Net
The components of the Company’s intangible assets as of March 31, 2020 and December 31, 2019 were as follows:

		As of March 31, 2020
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$262,789	$(217,767)	$45,022
Customer contracts and contractual relationships	0.5 to 10 years	36,293	(33,707)	2,586
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	2,600	—	2,600
Total intangible assets		$301,982	$(251,774)	$50,208

		As of December 31, 2019
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$262,789	$(213,354)	$49,435
Customer contracts and contractual relationships	0.5 to 10 years	36,293	(33,428)	2,865
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	2,600	—	2,600
Total intangible assets		$301,982	$(247,082)	$54,900

During the three months ended March 31, 2020 and 2019, the Company did not purchase or sell any intangible assets.
Amortization expense for intangible assets for the three months ended March 31, 2020 and 2019 was $4.7 million and $5.0 million, respectively. The estimated future amortization of intangible assets as of March 31, 2020 was as follows (in thousands):

Years Ending December 31:	Amount
2020 (remaining nine months)	$13,721
2021	14,411
2022	7,444
2023	6,740
2024	5,292
Thereafter	—
Total amortizable purchased intangible assets	$47,608
In-process research and development	2,600
Total intangible assets	$50,208

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
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). In line with the Company’s divestiture of its payment and ticketing businesses and its refocus on its semiconductor operations, commencing in the third quarter of 2019, the CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of March 31, 2020, the Company has a single operating and reportable segment. Accordingly, no additional disclosure of segment measures of profit or loss or total assets is applicable for all periods presented. The Company has recast the prior period segment information to reflect the new segment structure.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at March 31, 2020 and December 31, 2019, respectively, was as follows:

	As of
Customer	March 31, 2020	December 31, 2019
Customer 1	21%	19%
Customer 2	21%	14%

Revenue from the Company’s major customers representing 10% or more of total revenue for the three months ended March 31, 2020 and 2019, respectively, was as follows:

	Three Months Ended
	March 31,
Customer	2020	2019
Customer A	*	19%
Customer B	15%	16%
Customer C	14%	*
Customer D	12%	*
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
USA	$34,788	$34,239
Taiwan	7,064	2,101
South Korea	1,820	1,281
Japan	2,843	2,619
Europe	738	3,375
Canada	512	1,058
Singapore	7,630	1,884
Asia-Other	8,594	1,827
Total	$63,989	$48,384

7. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government-sponsored obligations, commercial paper, corporate notes and bonds, money market funds and municipal notes and bonds that mature within three years. As of March 31, 2020 and December 31, 2019, all of the Company’s cash equivalents and marketable securities had a remaining maturity of less than one year.

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of March 31, 2020
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$22,143	$22,143	$—	$—	0.32%
U.S. Government bonds and notes	44,247	44,135	112	—	1.20%
Corporate notes, bonds, commercial paper and other	323,639	323,892	47	(300)	1.61%
Total cash equivalents and marketable securities	390,029	390,170	159	(300)
Cash	45,416	45,416	—	—
Total cash, cash equivalents and marketable securities	$435,445	$435,586	$159	$(300)

	As of December 31, 2019
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,065	$10,065	$—	$—	1.48%
U.S. Government bonds and notes	39,086	39,087	—	(1)	1.49%
Corporate notes, bonds, commercial paper and other	314,391	314,435	19	(63)	1.81%
Total cash equivalents and marketable securities	363,542	363,587	19	(64)
Cash	44,122	44,122	—	—
Total cash, cash equivalents and marketable securities	$407,664	$407,709	$19	$(64)

Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
(In thousands)	March 31, 2020	December 31, 2019
Cash equivalents	$130,030	$58,054
Short term marketable securities	259,999	305,488
Total cash equivalents and marketable securities	390,029	363,542
Cash	45,416	44,122
Total cash, cash equivalents and marketable securities	$435,445	$407,664

The Company continues to invest in highly rated quality, highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019 are as follows:

	Fair Value		Gross Unrealized Loss
(In thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Less than one year
U.S. Government bonds and notes	$—	$14,112	$—	$(1)
Corporate notes, bonds and commercial paper	182,702	250,822	(300)	(63)
Total Corporate notes, bonds, and commercial paper and U.S. Government bonds and notes	$182,702	$264,934	$(300)	$(64)

The gross unrealized loss at March 31, 2020 and December 31, 2019 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. There is no need to sell these investments, and the Company believes that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
Refer to Note 8, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

8. Fair Value of Financial Instruments
The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$22,143	$22,143	$—	$—
U.S. Government bonds and notes	44,247	—	44,247	—
Corporate notes, bonds, commercial paper and other	323,639	—	323,639	—
Total available-for-sale securities	$390,029	$22,143	$367,886	$—

	As of December 31, 2019
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,065	$10,065	$—	$—
U.S. Government bonds and notes	39,086	—	39,086	—
Corporate notes, bonds, commercial paper and other	314,391	—	314,391	—
Total available-for-sale securities	$363,542	$10,065	$353,477	$—

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
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company which is a level 3 measurement. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of March 31, 2020, the Company’s 25.0% ownership percentage amounts to a $3.4 million equity interest in this equity investment and it is included in other assets on the accompanying consolidated balance sheets. The Company recorded an immaterial amount in its consolidated statements of operations representing its share of the investee’s loss for the three months ended March 31, 2020 and 2019.
For the three months ended March 31, 2020 and 2019, there were no transfers of financial instruments between different categories of fair value.

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020			As of December 31, 2019
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the “2023 Notes”)	$172,500	$150,561	$166,468	$172,500	$148,788	$174,239

The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 10, “Convertible Notes,” as of March 31, 2020, the 2023 Notes are carried at their aggregate face value of $172.5 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.

9. Leases
The Company leases office space, domestically and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one year and ten years. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and long-term operating lease liabilities in the Company’s unaudited condensed consolidated balance sheets. The Company does not have any finance leases.
On July 8, 2019, the Company entered into a definitive triple net space lease agreement with 237 North First Street Holdings, LLC (the “Landlord”), whereby the Company will lease approximately 90,000 square feet of office space located at 4453 North First Street in San Jose, California (the “Lease”). The office space will serve as the Company’s corporate headquarters and include engineering, sales, marketing and administrative functions. The Company expects to move to the new premises during the second half of 2020. The Lease has a term of 128 months from the commencement date in October 2019. The starting rent of the Lease is approximately $3.26 per square foot on a triple net basis. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Lease and will be $4.38 per square foot in the eleventh year. In addition to the base rent, the Company will also pay operating expenses, insurance expenses, real estate taxes, and a management fee. The Lease also allows for an option to expand, wherein the Company has the right of first refusal to rent additional space in the building. The Company has a one-time option to extend the Lease for a period of 60 months and may elect to terminate the Lease, via written notice to the Landlord, in the event the office space is damaged or destroyed. Total future required payments under the Lease are approximately $41 million. Pursuant to the terms of the lease, the landlord agreed to reimburse the Company up to $8.9 million, related to a tenant improvement allowance. The lease of the Company’s current Sunnyvale, California headquarters expires on June 30, 2020.
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of March 31, 2020 (in thousands):

Years ending December 31,	Amount
2020 (remaining nine months)	$4,685
2021	8,486
2022	7,332
2023	4,611
2024	3,977
Thereafter	23,314
Total minimum lease payments	52,405
Less: amount of lease payments representing interest	(9,137)
Present value of future minimum lease payments	43,268
Less: current obligations under leases	(5,194)
Long-term lease obligations	$38,074

As of March 31, 2020, the weighted-average remaining lease term for the Company’s operating leases was 7.9 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 4.2%.
Operating lease costs included in the condensed consolidated statements of operations were $2.9 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $2.3 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively.

10. Convertible Notes
The Company’s convertible notes are shown in the following table:

	As of
(In thousands)	March 31, 2020	December 31, 2019
2023 Notes	$172,500	$172,500
Unamortized discount - 2023 Notes	(20,514)	(22,163)
Unamortized debt issuance costs - 2023 Notes	(1,425)	(1,549)
Total convertible notes	$150,561	$148,788
Less current portion	—	—
Total long-term convertible notes	$150,561	$148,788

Interest expense related to the notes for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
2023 Notes coupon interest at a rate of 1.375%	$593	$593
2023 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 4.9%	1,773	1,678
Total interest expense on convertible notes	$2,366	$2,271

11. Commitments and Contingencies
As of March 31, 2020, the Company’s material contractual obligations were as follows (in thousands):

	Total	Remainder of 2020	2021	2022	2023	2024
Contractual obligations (1) (2)
Other contractual obligations	$436	$218	$218	$—	$—	$—
Software licenses (3)	29,105	11,100	11,977	6,028	—	—
Acquisition retention bonuses (4)	9,998	3,499	3,499	3,000	—	—
Convertible notes	172,500	—	—	—	172,500	—
Interest payments related to convertible notes	7,122	1,186	2,372	2,372	1,192	—
Total	$219,161	$16,003	$18,066	$11,400	$173,692	$—
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $26.1 million including $23.1 million recorded as a reduction of long-term deferred tax assets and $3.0 million in long-term income taxes payable as of March 31, 2020. As noted below in Note 14, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)	For the Company’s lease commitments as of March 31, 2020, refer to Note 9, “Leases.”

(3)	The Company has commitments with various software vendors for agreements generally having terms longer than one year.

(4)
In connection with the acquisition of Northwest Logic in the third quarter of 2019 and the Secure Silicon IP and Protocols business in the fourth quarter of 2019, the Company is obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.

Indemnification
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification or liability that the Company could be exposed to under these agreements, however, this is not always possible. The fair value of the liability as of March 31, 2020 and December 31, 2019 was not material.

12. Equity Incentive Plans and Stock-Based Compensation
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2019	6,826,863
Stock options granted	—
Stock options forfeited	57,586
Nonvested equity stock and stock units granted (1) (2)	(3,133,386)
Nonvested equity stock and stock units forfeited (1)	675,987
Total available for grant as of March 31, 2020	4,427,050
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

(2)
Amount includes approximately 0.5 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in the first quarter of 2020 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.

General Stock Option Information
The following table summarizes stock option activity under the 2015 Plan for the three months ended March 31, 2020 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2020.

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands, except per share amounts)
Outstanding as of December 31, 2019	1,639,146	$11.37
Options granted	—	$—
Options exercised	(387,662)	$10.34
Options forfeited	(57,586)	$18.71
Outstanding as of March 31, 2020	1,193,898	$11.35	5.05	$1,393
Vested or expected to vest at March 31, 2020	1,190,813	$11.34	5.04	$1,393
Options exercisable at March 31, 2020	942,307	$10.93	4.21	$1,393

Employee Stock Purchase Plan
No purchases were made under the 2015 Employee Stock Purchase Plan (“2015 ESPP”) during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, approximately 1.7 million shares under the 2015 ESPP remained available for issuance.

Stock-Based Compensation
For the three months ended March 31, 2020 and 2019, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
There were no stock options granted during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense related to stock options of $0.1 million and $0.2 million, respectively.
As of March 31, 2020, there was $1.8 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.
Employee Stock Purchase Plan
For the three months ended March 31, 2020 and 2019, the Company recorded compensation expense related to the 2015 ESPP of $0.5 million each in both periods. As of March 31, 2020, there was $0.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three months ended March 31, 2020 and 2019, the Company granted nonvested equity stock units totaling approximately 1.7 million and 3.4 million shares, respectively, under the 2015 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three months ended March 31, 2020, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $27.6 million. For the three months ended March 31, 2019, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $32.2 million. During the first quarters of 2020 and 2019, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the three months ended March 31, 2020, the Company recorded stock-based compensation expense of approximately $5.4 million related to all outstanding nonvested equity stock grants. For the three months ended March 31, 2019, the Company recorded stock-based compensation expense of approximately $6.4 million related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $48.7 million at March 31, 2020. This amount is expected to be recognized over a weighted-average period of 2.7 years.
The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2020:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2019	5,289,483	$11.27
Granted	1,722,774	$16.02
Vested	(1,192,626)	$11.31
Forfeited	(346,640)	$11.39
Nonvested at March 31, 2020	5,472,991	$12.76

13.  Stockholders’ Equity
Share Repurchase Program
During the three months ended March 31, 2020, the Company did not repurchase any shares of its common stock under its share repurchase program.
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
As of March 31, 2020, there remained an outstanding authorization to repurchase approximately 3.6 million shares of the Company’s outstanding common stock under the current share repurchase program.
The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

14. Income Taxes
The Company recorded a provision for income taxes of $1.0 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. The provision for income taxes for the three months ended March 31, 2020 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the projected annual effective tax rate for the foreign jurisdictions for 2020 and indefinite-lived intangible tax amortization expense. The provision for income taxes for the three months ended March 31, 2019 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets and the projected annual effective tax rate for the foreign jurisdictions for 2019.
During the three months ended March 31, 2020 and 2019, the Company paid withholding taxes of $4.4 million and $4.3 million, respectively.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, the Company assessed the changes in its underlying facts and circumstances and evaluated the realizability of its existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and California deferred tax assets was appropriate. As such, the Company set up and continues to maintain a full valuation allowance against its U.S. federal and California deferred tax assets.
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
As of March 31, 2020, the Company had approximately $121.0 million of unrecognized tax benefits, including $23.1 million recorded as a reduction of long-term deferred tax assets, $94.9 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea (Korea), and $3.0 million recorded in long-term income taxes payable. If recognized, $3.0 million would be recorded as an income tax benefit. As a result of recent court rulings in Korea, the Company has determined that they may be entitled to refund claims for foreign taxes previously withheld from licensees in Korea. The Company recognizes that there are numerous risks and uncertainties associated with the ultimate collection of this refund, and, has therefore maintains an offsetting reserve for the entire amount of refundable withholding taxes previously withheld in Korea. As of December 31, 2019, the Company had $115.7 million of unrecognized tax benefits, including $22.8 million recorded as a reduction of long-term deferred tax assets, $91 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $1.8 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At March 31, 2020 and December 31, 2019, an immaterial amount of interest and penalties is included in long-term income taxes payable.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act includes a number of federal income tax law changes, including, but not limited to (1) permitting net operating loss carrybacks to offset 100% of taxable income for taxable years beginning before 2021, (2) accelerating alternative minimum tax credit refunds, (3) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (4) providing a technical correction for depreciation related to qualified improvement property. The Company has preliminarily evaluated the impact of the CARES Act and does not expect it will have a material impact on the Company’s condensed consolidated financial statements.
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

16. Restructuring Charges
The 2019 Plan
In June 2019, the Company initiated a restructuring program to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2019 Plan”). In connection with this restructuring program, the Company initiated a plan of termination resulting in a reduction of approximately 80 employees. During the three months ended March 31, 2020, the Company recorded a charge of approximately $0.8 million related to the reduction in workforce. As of March 31, 2020, the Company’s accrued restructuring balance was approximately $0.5 million. The 2019 Plan is expected to be substantially completed in the second quarter of 2020.

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
Executive Summary
During the first quarter of 2020, we had record revenue from our silicon IP and memory interface chip product offerings, bolstered by strong demand in data center and infrastructure. We also experienced increased bandwidth, capacity and security requirements driven by the shift to remote operations which are accelerating demand for IP and chips in data center, cloud and infrastructure, including 5G technology.

Key 2020 first quarter financial results included:

•	Revenue of $64.0 million;

•	Operating expenses of $58.9 million; and

•	Net cash provided by operating activities of approximately $37.3 million.

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

Revenue Sources

Our patented inventions are offered to our customers through patent, technology, software and IP core licenses, as well as product sales and services. Today, a significant source of revenue is derived from our Architecture Licenses, through which we provide our customers a license to use a certain portion of our broad worldwide portfolio of patented inventions. Our Architecture Licenses enable our customers to use the licensed portion of our portfolio of patented inventions in the customer’s own digital electronics products, systems or services. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed or variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods of up to ten years. Leading consumer product, industrial, semiconductor and system companies such as AMD, Broadcom, Cisco, Freescale, Fujitsu, GE, IBM, Intel, Micron, Nanya, NVIDIA, Panasonic, Qualcomm, Renesas, Samsung, SK hynix, STMicroelectronics, Toshiba, Western Digital and Xilinx have licensed our patents. The vast majority of our patents were secured through our internal research and development efforts.

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

Revenues from royalties accounted for 31% of our consolidated revenue for the three months ended March 31, 2020, respectively, as compared to 51% for the three months ended March 31, 2019.
The remainder of our revenue is product revenue, contract services and other revenue, which includes our product sales, IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Product revenue accounted for 48% of our consolidated revenue for the three months ended March 31, 2020 as compared to 19% for the three months ended March 31, 2019. Contract and other revenue accounted for 21% of our consolidated revenue for the three months ended March 31, 2020 as compared to 30% for the three months ended March 31, 2019.
Costs and Expenses
Cost of product revenue for the three months ended March 31, 2020 increased approximately $5.9 million as compared to the same period in 2019 primarily due to increased cost of sales associated with higher sales of memory products.
Cost of contract and other revenue for the three months ended March 31, 2020 decreased approximately $1.7 million as compared to the same period in 2019 primarily due to incurring lower costs as a result of the divestiture of our former Payments and Ticketing businesses in the fourth quarter of 2019.
Research and development expenses continue to play a key role in our efforts to maintain product innovations. Our research and development expenses for the three months ended March 31, 2020 decreased $3.9 million as compared to the same period in 2019 primarily due to decreased headcount related expenses of $3.2 million, consulting costs of $1.7 million, bonus accrual expense of $0.6 million and stock-based compensation expense of $0.6 million, offset by increased retention bonus accrual expense related to acquisitions of $1.3 million and prototyping costs of $0.8 million.
Sales, general and administrative expenses for the three months ended March 31, 2020 decreased $3.6 million as compared to the same period in 2019, primarily due to decreased headcount related expenses of $2.2 million, consulting costs of $1.1 million, travel costs of $0.6 million and stock-based compensation expense of $0.5 million, offset by increased general legal costs of $0.3 million and retention bonus accrual expense related to acquisitions of $0.3 million.
Intellectual Property
As of March 31, 2020, our semiconductor, security, and other technologies are covered by 2,378 U.S. and foreign patents. Additionally, we have 590 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.
COVID-19 Pandemic
In December 2019, the Novel Coronavirus (COVID-19) was reported in China, in January 2020 the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. The extent of the impact of Novel Coronavirus (COVID-19) on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and impact on our partners or employees, all of which are uncertain and cannot be predicted. At this point, the extent to which Novel Coronavirus (COVID-19) may impact our financial condition or results of operations is uncertain. Actual results could differ from any estimates and any such differences could be material to our financial statements. Furthermore, the effect of Novel Coronavirus (COVID-19) may not be fully reflected in our results of operations until future periods, if at all.

Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory and SerDes technology, adoption of security solutions, the use and adoption of our inventions or technologies generally, industry consolidation, and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers represented approximately 55% of our revenue for the three months ended March 31, 2020 as compared to 56% for the three months ended March 31, 2019. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation, and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 46% of our total revenue for the three months ended March 31, 2020 as compared to 29% for the three months ended March 31, 2019. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, the majority of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk. For additional information concerning international revenue, refer to Note 6, “Segment Information,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
Cost of product revenue in total and as a percentage of revenue increased during the three months ended March 31, 2020 as compared to the same period in the prior year. Cost of contract and other revenue in total and as a percentage of revenue decreased during the three months ended March 31, 2020 as compared to the same period in the prior year. Research and development expenses in total and as a percentage of revenue decreased during the three months ended March 31, 2020 as compared to the same period in the prior year. Sales, general and administrative expenses in total and as a percentage of revenue decreased during the three months ended March 31, 2020 as compared to the same period in the prior year. In the near term, we expect these expenses in total to be higher as we intend to continue to make investments in the infrastructure and technologies required to increase our product innovation in semiconductor, security and other technologies. In addition, while we have not been involved in material litigation since 2014, to the extent litigation is again necessary, the amount and timing of any future general and administrative expenses are uncertain.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Royalties	30.8%	51.4%
Product revenue	48.0%	18.5%
Contract and other revenue	21.2%	30.1%
Total revenue	100.0%	100.0%
Cost of revenue:
Cost of product revenue*	16.2%	9.1%
Cost of contract and other revenue	1.8%	6.0%
Amortization of acquired intangible assets	6.8%	8.0%
Total cost of revenue	24.8%	23.1%
Gross profit	75.2%	76.9%
Operating expenses:
Research and development*	57.3%	84.0%
Sales, general and administrative*	35.8%	54.8%
Amortization of acquired intangible assets	0.5%	2.3%
Restructuring charges	1.3%	0.7%
Change in fair value of earn-out liability	(2.8)%	—%
Total operating expenses	92.1%	141.8%
Operating loss	(16.9)%	(64.9)%
Interest income and other income (expense), net	9.9%	15.3%
Interest expense	(4.0)%	(4.7)%
Interest and other income (expense), net	5.9%	10.6%
Loss before income taxes	(11.0)%	(54.3)%
Provision for income taxes	1.5%	0.6%
Net loss	(12.5)%	(54.9)%
_________________________________________
*    Includes stock-based compensation:

Cost of product revenue	0.0%	0.0%
Research and development	4.1%	6.6%
Sales, general and administrative	5.4%	8.2%

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2020	2019	Percentage
Total Revenue
Royalties	$19.7	$24.8	(20.8)%
Product revenue	30.7	9.0	242.8%
Contract and other revenue	13.6	14.6	(6.9)%
Total revenue	$64.0	$48.4	32.3%
Royalty Revenue
Our royalty revenue, which includes patent and technology license royalties, decreased approximately $5.1 million to $19.7 million for the three months ended March 31, 2020 from $24.8 million for the same period in 2019. The decrease was due primarily to the timing of renewals and the related structure of architecture license agreements which include both fixed and variable components.
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
Product Revenue
Product revenue consists of revenue from the sale of memory and security products. Product revenue increased approximately $21.7 million to $30.7 million for the three months ended March 31, 2020 from $9.0 million for the same period in 2019. The increase was due to greater market share gains of our memory interface chips.
We believe that product revenue will increase in 2020, mainly from the sale of our memory products. Our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers and our ability to meet our customers’ demands.
Contract and Other Revenue
Contract and other revenue consist of revenue from technology development projects. Contract and other revenue decreased approximately $1.0 million to $13.6 million for the three months ended March 31, 2020 from $14.6 million for the same period in 2019. The decrease was primarily due to lower revenue associated with our former Payments and Ticketing businesses, which was divested in the fourth quarter of 2019, offset by growth experienced in our Silicon IP offerings.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.
Cost of product revenue:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2020	2019	Percentage
Cost of product revenue	$10.3	$4.4	133.6%
Cost of product revenue increased approximately $5.9 million to $10.3 million for the three months ended March 31, 2020 from $4.4 million for the same period in 2019. The increase was primarily due to increased cost of sales associated with higher sales of memory products.
In the near term, we expect costs of product revenue to be higher as we expect higher sales of our various products in 2020 as compared to 2019.
Cost of contract and other revenue:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2020	2019	Percentage
Cost of contract and other revenue	$1.2	$2.9	(58.8)%
Cost of contract and other revenue for the three months ended March 31, 2020 decreased approximately $1.7 million as compared to the same period in 2019 primarily due to incurring lower costs as a result of the divestiture of our former Payments and Ticketing businesses in the fourth quarter of 2019.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.

Research and development expenses:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2020	2019	Percentage
Research and development expenses
Research and development expenses	$34.1	$37.4	(9.0)%
Stock-based compensation	2.6	3.2	(18.6)%
Total research and development expenses	$36.7	$40.6	(9.7)%
Total research and development expenses decreased $3.9 million for the three months ended March 31, 2020 as compared to the same period in 2019 primarily due to decreased headcount related expenses of $3.2 million, consulting costs of $1.7 million, bonus accrual expense of $0.6 million and stock-based compensation expense of $0.6 million, offset by increased retention bonus accrual expense related to acquisitions of $1.3 million and prototyping costs of $0.8 million.
In the near term, we expect research and development expenses to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, general and administrative expenses:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2020	2019	Percentage
Sales, general and administrative expenses
Sales, general and administrative expenses	$19.4	$22.5	(13.8)%
Stock-based compensation	3.5	4.0	(13.0)%
Total sales, general and administrative expenses	$22.9	$26.5	(13.7)%

Total sales, general and administrative expenses decreased $3.6 million for the three months ended March 31, 2020 as compared to the same period in 2019 primarily due to decreased headcount related expenses of $2.2 million, consulting costs of $1.1 million, travel costs of $0.6 million and stock-based compensation expense of $0.5 million, offset by increased general legal costs of $0.3 million and retention bonus accrual expense related to acquisitions of $0.3 million.

In the future, sales, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period. In the near term, we expect our sales, general and administrative expenses to remain relatively flat.
Amortization of acquired intangible assets:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2020	2019	Percentage
Amortization of acquired intangible assets
Amortization of acquired intangible assets included in total cost of revenue	$4.3	$3.9	12.5%
Amortization of acquired intangible assets included in total operating expenses	0.4	1.1	(69.1)%
Total amortization of acquired intangible assets	$4.7	$5.0	(5.9)%
Amortization of acquired intangible assets recognized in costs and operating expenses for the three months ended March 31, 2020 decreased approximately $0.3 million as compared to the same period in 2019 primarily due to certain intangible assets being fully amortized partially offset by additional amortization from intangible assets acquired as part of the acquisitions from the second half of 2019.

Restructuring charges:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2020	2019	Percentage
Restructuring charges	$0.8	$0.3	NM*
_____________________________________

*	NM — percentage is not meaningful
During 2019, we initiated a restructuring program to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs.

Refer to Note 16, “Restructuring Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Change in fair value of earn-out liability:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2020	2019	Percentage
Change in fair value of earn-out liability	$(1.8)	$—	(100.0)%
During the first quarter of 2020, we recorded a reduction in the fair value of the earn-out liability related to the 2019 asset purchase agreement to acquire the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure, based on its current fair value in light of the likely achievement of the specified performance milestones, resulting in a gain in our condensed consolidated statements of operations.
Interest and other income (expense), net:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2020	2019	Percentage
Interest income and other income (expense), net	$6.4	$7.4	(14.0)%
Interest expense	(2.6)	(2.3)	12.5%
Interest and other income (expense), net	$3.8	$5.1	(25.7)%
Interest income and other income (expense), net, consists primarily of interest income of $4.4 million for the three months ended March 31, 2020 due to the significant financing component of licensing agreements. Interest income and other income (expense), net, also includes interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
Interest expense for all periods disclosed primarily consists of interest expense associated with the non-cash interest expense related to the amortization of the debt discount and issuance costs on the 1.375% convertible senior notes due 2023 (the “2023 Notes”), as well as the coupon interest related to these notes. We expect our non-cash interest expense to increase steadily as the notes reach maturity.
Provision for income taxes:

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2020	2019	Percentage
Provision for income taxes	$1.0	$0.3	NM*
Effective tax rate	(13.7)%	(1.2)%
_____________________________________

*	NM — percentage is not meaningful
The provision for income taxes reported for the three months ended March 31, 2020 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the projected annual effective tax rate for the foreign jurisdictions for 2020 and indefinite lived intangible tax amortization expense. Our income tax provision for the three months ended March 31, 2020 and 2019 reflected an effective tax rate of (13.7)% and (1.2)% respectively. Our effective tax rate for the three months ended March 31, 2020 differed from the statutory rate primarily due to U.S. and foreign current taxes payable and no benefit for current losses due to the full valuation allowance against U.S. deferred tax assets. Our effective tax rate for the three months ended March 31, 2019 was different from the U.S. statutory tax rate primarily due to U.S. and foreign current taxes payable and no benefit for current losses due to the full valuation allowance against U.S. deferred tax assets.
We recorded a provision for income taxes of $1.0 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, we paid withholding taxes of $4.4 million and $4.3 million, respectively.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, we assessed the changes in our underlying facts and circumstances and evaluated the realizability of our existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and California deferred tax assets was appropriate. As such, we set up and continue to maintain a full valuation allowance against our U.S. federal and California deferred tax assets.
We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.
Liquidity and Capital Resources

	As of
	March 31, 2020	December 31, 2019
	(In millions)
Cash and cash equivalents	$175.4	$102.2
Marketable securities	260.0	305.5
Total cash, cash equivalents, and marketable securities	$435.4	$407.7

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Net cash provided by operating activities	$37.3	$28.8
Net cash provided by (used in) investing activities	$42.2	$(1.5)
Net cash used in financing activities	$(5.8)	$(0.2)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the three months ended March 31, 2020 were funded primarily from cash collected from our customers.
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

To provide us with more flexibility in returning capital to our stockholders, on January 21, 2015, our Board authorized a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. During the three months ended March 31, 2020, we did not repurchase any shares of our common stock under our share repurchase program.
As of March 31, 2020, there remained an outstanding authorization to repurchase approximately 3.6 million shares of our outstanding common stock under the current share repurchase program. See “Share Repurchase Program” below.
Operating Activities
Cash provided by operating activities of $37.3 million for the three months ended March 31, 2020 was primarily attributable to the cash generated from customer licensing, product sales, support and maintenance fees, and engineering services fees. Changes in operating assets and liabilities for the three months ended March 31, 2020 primarily included decreases in unbilled receivables, accrued salaries and benefits, income taxes payable, deferred revenue, and prepaids and other current assets, offset by an increase in accounts payable.
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
Investing Activities
Cash provided by investing activities of $42.2 million for the three months ended March 31, 2020 consisted of proceeds from the maturities of available-for-sale marketable securities of $215.2 million, offset by purchases of available-for-sale marketable securities of $169.9 million, $2.0 million paid to acquire property, plant and equipment, and $1.1 million paid to settle a net working capital adjustment related to the divestiture of the Company’s Payments and Ticketing businesses.
Cash used in investing activities of $1.5 million for the three months ended March 31, 2019 primarily consisted of purchases of available-for-sale marketable securities of $131.6 million and $0.7 million paid to acquire property, plant and equipment, offset by proceeds from the maturities of available-for-sale marketable securities of $130.8 million.
Financing Activities
Cash used in financing activities of $5.8 million for the three months ended March 31, 2020 was primarily due to $7.2 million in payments of taxes on restricted stock units and $2.6 million in payments under installment payment arrangements to acquire fixed assets, offset by $4.0 million in proceeds from the issuance of common stock under equity incentive plans.
Cash used in financing activities of $0.2 million for the three months ended March 31, 2019 was primarily due to $3.8 million in payments of taxes on restricted stock units and $1.2 million in payments under installment payment arrangements to acquire fixed assets, offset by $4.9 million proceeds from the issuance of common stock under equity incentive plans.

Contractual Obligations
As of March 31, 2020, our material contractual obligations were (in thousands):

	Total	Remainder of 2020	2021	2022	2023	2024
Contractual obligations (1) (2)
Other contractual obligations	$436	$218	$218	$—	$—	$—
Software licenses (3)	29,105	11,100	11,977	6,028	—	—
Acquisition retention bonuses (4)	9,998	3,499	3,499	3,000	—	—
Convertible notes	172,500	—	—	—	172,500	—
Interest payments related to convertible notes	7,122	1,186	2,372	2,372	1,192	—
Total	$219,161	$16,003	$18,066	$11,400	$173,692	$—
_________________________________________

(1)
The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $26.1 million including $23.1 million recorded as a reduction of long-term deferred tax assets and $3.0 million in long-term income taxes payable as of March 31, 2020. As noted in Note 14, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

(2)	For our lease commitments as of March 31, 2020, refer to Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

(3)	We have commitments with various software vendors for agreements generally having terms longer than one year.

(4)
In connection with the acquisition of Northwest Logic in the third quarter of 2019 and the Secure Silicon IP and Protocols business in the fourth quarter of 2019, we are obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.

Share Repurchase Program
During the three months ended March 31, 2020, we did not repurchase any shares of our common stock under our share repurchase program.
On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans, or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan.
As of March 31, 2020, there remained an outstanding authorization to repurchase approximately 3.6 million shares of our outstanding common stock under the current share repurchase program.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) goodwill, (3) intangible assets, (4) income taxes, (5) stock-based compensation and (6) business combinations. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of March 31, 2020, we had an investment portfolio of fixed income marketable securities of $390.0 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of March 31, 2020, the fair value of the portfolio would decline by approximately $0.5 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the Netherlands and the United Kingdom, design centers in Canada, India and Finland and small business development offices in Australia, China, Japan, Korea, Singapore and Taiwan. We monitor our foreign currency exposure; however, as of March 31, 2020, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We have excluded Northwest Logic, Inc. and the Secure Silicon IP and Protocols businesses of Verimatrix, formerly Inside Secure, (the “acquired entities”) from our assessment of internal control over financial reporting as of March 31, 2020 because they were acquired by us in business combinations during the third quarter of 2019 and the fourth quarter of 2019, respectively.

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

We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 55% and 56% of our revenue for the three months ended March 31, 2020 and 2019, respectively. Additionally, our top five customers represented approximately 46% and 49% of our revenues for the years ended December 31, 2019 and 2018, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future.

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

Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, data centers, networks, tablets, handheld devices, mobile applications, gaming and graphics, high-

definition televisions, cryptography and data security. The electronics industry is intensely competitive and has been impacted by rapid technological change, short product life cycles, cyclical market patterns, price erosion and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers’ products and the financial resources of such customers. In particular, DRAM manufacturers, which such customers make up a significant part of our revenue, are prone to significant business cycles and have suffered material losses and other adverse effects to their businesses, leading to industry consolidation from time-to-time that may result in loss of revenues under our existing license agreements or loss of target customers. As a result of ongoing competition in the industries in which we operate and volatility in various economies around the world, we may achieve a reduced number of licenses or may experience tightening of customers’ operating budgets, difficulty or inability of our customers to pay our licensing fees, lengthening of the approval process for new licenses and consolidation among our customers. All of these factors may adversely affect the demand for our technology and may cause us to experience substantial fluctuations in our operating results.

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

Prior to purchasing our products, our customers often require that our products undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process may continue for several months. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in third-party manufacturing processes may require a new qualification process with our customers, which may result in delays and in our holding excess or obsolete inventory. After our products are qualified, it can take several months or more before the customer commences volume production of components or systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of those products to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

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

From time to time, we engage in acquisitions, strategic transactions, strategic investments, divestitures and potential discussions with respect thereto. For example, in 2019, we acquired Northwest Logic and the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, including if we are unable to close any pending acquisitions. For example, for any pending or completed acquisitions, we may discover unidentified issues not discovered in due diligence, and we may be subject to regulatory approvals or liabilities that are not covered by indemnification protection or become subject to litigation. Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers of the acquired business; minimizing the diversion of management’s and other employees’ attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures.

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

For the three months ended March 31, 2020 and 2019, revenues received from our international customers constituted approximately 46% and 29%, respectively, of our total revenue. Additionally, for the years ended December 31, 2019 and 2018, revenues received from our international customers constituted approximately 40% and 44%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

We currently have international business operations in the United Kingdom, France and the Netherlands, international design operations in Canada, India and Finland, and business development operations in China, Japan, Korea, and Taiwan. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:

•	hiring, maintaining and managing a workforce and facilities remotely and under various legal systems, including compliance with local labor and employment laws;

•	non-compliance with our code of conduct or other corporate policies;

•	natural disasters, acts of war, terrorism, widespread global pandemics or illness, such as the current Novel Coronavirus (COVID-19), or security breaches;

•	export controls, tariffs, import and licensing restrictions and other trade barriers;

•	profits, if any, earned abroad being subject to local tax laws and not being repatriated to the United States or, if repatriation is possible, limited in amount;

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

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales and financial results.

Our business may be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments may cause disruption to our domestic and international operations and sales activities. Our third-party manufacturers, suppliers, third-party distributors, sub-contractors and customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on our employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. For example, government-mandated shelter-in-place and other restrictions on movement may impact our planned headquarters relocation, the ability of our employees to perform their jobs, and our ability to develop and design our products in a timely manner or meet required milestones or customer commitments. Depending on the magnitude of such effects on the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain and product shipments may be delayed, which could adversely affect our business, operations and customer relationships. In addition, the Novel Coronavirus (COVID-19) or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the Novel Coronavirus (COVID-19) will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the Novel Coronavirus (COVID-19) outbreak on our business and operations remains uncertain, the continued spread of the Novel Coronavirus (COVID-19) or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions could adversely impact our business, financial condition, operating results and cash flows.

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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in the San Francisco Bay Area in the United States, the United Kingdom, the Netherlands and India. The San Francisco Bay Area is in close proximity to known earthquake fault zones. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should a catastrophe disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, so any resultant work stoppage could have a negative effect on our operating results. We also rely on our network infrastructure and technology systems for operational support and business activities which are subject to physical and cyber damage, and also susceptible to other related vulnerabilities common to networks and computer systems. Acts of terrorism, widespread illness, or global pandemics, including the current Novel Coronavirus (COVID-19) pandemic, war and any event that causes failures or interruption in our network infrastructure and technology systems could have a negative effect at our international and domestic facilities and could harm our business, financial condition, and operating results.

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

RAMBUS INC.

Date:	May 8, 2020	By:	/s/ Rahul Mathur
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)