Form 10-Q
period 2020-06-30
RAMBUS INC
filed 2020-08-07
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-22339
_______________________________
RAMBUS INC.
(Exact name of registrant as specified in its charter)
_______________________________

Delaware	94-3112828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4453 North First Street			95134
Suite 100
San Jose	,	California
(Address of principal executive offices)			(ZIP Code)
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
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 113,743,652 as of June 30, 2020.

RAMBUS INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:
•Success in the markets of our products and services or our customers’ products;
•Sources of competition;
•Research and development costs and improvements in technology;
•Sources, amounts and concentration of revenue, including royalties;
•Success in signing and renewing license agreements;
•Terms of our licenses and amounts owed under license agreements;
•Technology product development;
•Dispositions, acquisitions, mergers or strategic transactions and our related integration efforts;
•Impairment of goodwill and long-lived assets;
•Pricing policies of our customers;
•Changes in our strategy and business model, including the expansion of our portfolio of inventions, products, software, services and solutions to address additional markets in memory, chip and security;
•Deterioration of financial health of commercial counterparties and their ability to meet their obligations to us;
•Effects of security breaches or failures in our or our customers’ products and services on our business;
•Engineering, sales and general and administration expenses;
•Contract revenue;
•Operating results;
•International licenses, operations and expansion;
•Effects of changes in the economy and credit market on our industry and business;
•Impact of the Novel Coronavirus (COVID-19) pandemic on our business operations and financial results;
•Ability to identify, attract, motivate and retain qualified personnel;
•Effects of government regulations on our industry and business;
•Manufacturing, shipping and supply partners and/or sale and distribution channels;
•Growth in our business;
•Methods, estimates and judgments in accounting policies;
•Adoption of new accounting pronouncements;
•Effective tax rates, including as a result of recent U.S. tax legislation;
•Restructurings and plans of termination;
•Realization of deferred tax assets/release of deferred tax valuation allowance;
•Trading price of our common stock;
•Internal control environment;
•The level and terms of our outstanding debt and the repayment or financing of such debt;
•Protection of intellectual property;
•Any changes in laws, agency actions and judicial rulings that may impact the ability to enforce our intellectual property rights;
•Indemnification and technical support obligations;
•Equity repurchase plans;
•Issuances of debt or equity securities, which could involve restrictive covenants or be dilutive to our existing stockholders;

•Effects of fluctuations in interest rates and currency exchange rates; and
•Outcome and effect of potential future intellectual property litigation and other significant litigation.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019

	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$103,275	$102,176
Marketable securities	382,802	305,488
Accounts receivable	35,198	44,039
Unbilled receivables	155,448	184,366
Inventories	11,554	10,086
Prepaids and other current assets	17,970	18,524
Total current assets	706,247	664,679
Intangible assets, net	45,624	54,900
Goodwill	183,222	183,465
Property, plant and equipment, net	50,858	44,714
Operating lease right-of-use assets	31,407	37,020
Deferred tax assets	5,350	4,574
Unbilled receivables, long-term	289,044	343,703
Other assets	4,895	5,931
Total assets	$1,316,647	$1,338,986
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,016	$9,549
Accrued salaries and benefits	16,170	20,291
Deferred revenue	10,841	11,947
Income taxes payable	20,044	19,142
Operating lease liabilities	4,463	6,357
Other current liabilities	17,924	18,893
Total current liabilities	83,458	86,179
Convertible notes	152,359	148,788
Long-term operating lease liabilities	37,626	39,889
Long-term income taxes payable	50,472	60,094
Deferred tax liabilities	14,724	13,846
Other long-term liabilities	12,818	19,272
Total liabilities	351,457	368,068
Commitments and contingencies (Notes 9, 11 and 15)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at June 30, 2020 and December 31, 2019	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 113,743,652 shares at June 30, 2020 and 112,131,352 shares at December 31, 2019	114	112
Additional paid-in capital	1,274,136	1,261,142
Accumulated deficit	(309,008)	(290,244)
Accumulated other comprehensive loss	(52)	(92)
Total stockholders’ equity	965,190	970,918
Total liabilities and stockholders’ equity	$1,316,647	$1,338,986
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Revenue:
Royalties	$16,957	$27,050	$36,651	$51,903
Product revenue	31,725	16,031	62,453	24,995
Contract and other revenue	11,248	15,216	24,815	29,783
Total revenue	59,930	58,297	123,919	106,681
Cost of revenue:
Cost of product revenue*	10,277	6,310	20,620	10,737
Cost of contract and other revenue	1,535	2,910	2,733	5,818
Amortization of acquired intangible assets	4,336	3,807	8,680	7,670
Total cost of revenue	16,148	13,027	32,033	24,225
Gross profit	43,782	45,270	91,886	82,456
Operating expenses:
Research and development*	34,688	37,890	71,352	78,509
Sales, general and administrative*	21,310	23,794	44,205	50,314
Amortization of acquired intangible assets	248	1,114	596	2,239
Restructuring charges	—	2,528	836	2,859
Change in fair value of earn-out liability	—	—	(1,800)	—
Impairment of assets held for sale	—	16,990	—	16,990
Total operating expenses	56,246	82,316	115,189	150,911
Operating loss	(12,464)	(37,046)	(23,303)	(68,455)
Interest income and other income (expense), net	4,597	6,972	10,971	14,385
Interest expense	(2,580)	(2,534)	(5,135)	(4,805)
Interest and other income (expense), net	2,017	4,438	5,836	9,580
Loss before income taxes	(10,447)	(32,608)	(17,467)	(58,875)
Provision for income taxes	334	4,372	1,297	4,681
Net loss	$(10,781)	$(36,980)	$(18,764)	$(63,556)
Net loss per share:
Basic	$(0.09)	$(0.33)	$(0.17)	$(0.58)
Diluted	$(0.09)	$(0.33)	$(0.17)	$(0.58)
Weighted average shares used in per share calculation:
Basic	113,572	110,875	113,240	110,287
Diluted	113,572	110,875	113,240	110,287
_________________________________________
* Includes stock-based compensation:

Cost of product revenue	$—	$1	$—	$2
Research and development	$2,515	$3,058	$5,128	$6,268
Sales, general and administrative	$4,192	$4,021	$7,651	$7,999
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Net loss	$(10,781)	$(36,980)	$(18,764)	$(63,556)
Other comprehensive income (loss):
Foreign currency translation adjustment	2	(1,749)	2	(174)
Unrealized gain (loss) on marketable securities, net of tax	134	36	38	84
Total comprehensive loss	$(10,645)	$(38,693)	$(18,724)	$(63,646)
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at March 31, 2020	113,275	$113	$1,264,000	$(298,227)	$(188)	$965,698
Net loss	—	—	—	(10,781)	—	(10,781)
Foreign currency translation adjustment	—	—	—	—	2	2
Unrealized gain on marketable securities, net of tax	—	—	—	—	134	134
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	469	1	3,429	—	—	3,430
Stock-based compensation	—	—	6,707	—	—	6,707
Balances at June 30, 2020	113,744	$114	$1,274,136	$(309,008)	$(52)	$965,190

	For the Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at March 31, 2019	110,396	$110	$1,234,846	$(226,401)	$(8,668)	$999,887
Net loss	—	—	—	(36,980)	—	(36,980)
Foreign currency translation adjustment	—	—	—	—	(1,749)	(1,749)
Unrealized gain on marketable securities, net of tax	—	—	—	—	36	36
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	731	1	4,951	—	—	4,952
Stock-based compensation	—	—	7,080	—	—	7,080
Balances at June 30, 2019	111,127	$111	$1,246,877	$(263,381)	$(10,381)	$973,226

	For the Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at December 31, 2019	112,131	$112	$1,261,142	$(290,244)	$(92)	$970,918
Net loss	—	—	—	(18,764)	—	(18,764)
Foreign currency translation adjustment	—	—	—	—	2	2
Unrealized gain on marketable securities, net of tax	—	—	—	—	38	38
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,613	2	215	—	—	217
Stock-based compensation	—	—	12,779	—	—	12,779
Balances at June 30, 2020	113,744	$114	$1,274,136	$(309,008)	$(52)	$965,190

	For the Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at December 31, 2018	109,018	$109	$1,226,588	$(204,294)	$(10,291)	$1,012,112
Net loss	—	—	—	(63,556)	—	(63,556)
Foreign currency translation adjustment	—	—	—	—	(174)	(174)
Unrealized gain on marketable securities, net of tax	—	—	—	—	84	84
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	2,109	2	6,020	—	—	6,022
Stock-based compensation	—	—	14,269	—	—	14,269
Cumulative effect adjustment from adoption of ASC 842	—	—	—	4,469	—	4,469
Balances at June 30, 2019	111,127	$111	$1,246,877	$(263,381)	$(10,381)	$973,226
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019

	(In thousands)
Cash flows from operating activities:
Net loss	$(18,764)	$(63,556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	12,779	14,269
Depreciation	14,625	9,932
Amortization of intangible assets	9,276	9,910
Non-cash interest expense and amortization of convertible debt issuance costs	3,571	3,379
Impairment of assets held for sale	—	16,990
Deferred income taxes	102	(266)
Loss on equity investment	318	175
Loss from disposal of property, plant, and equipment	2	153
Change in fair value of earn-out liability	(1,800)	—
Change in operating assets and liabilities:
Accounts receivable	8,841	19,028
Unbilled receivables	83,577	75,328
Prepaid expenses and other assets	1,849	4,636
Inventories	(1,468)	(2,593)
Accounts payable	1,709	1,080
Accrued salaries and benefits and other liabilities	(2,030)	(773)
Income taxes payable	(8,643)	(6,966)
Deferred revenue	(1,106)	(8,740)
Operating lease liabilities	(3,565)	(4,526)
Net cash provided by operating activities	99,273	67,460
Cash flows from investing activities:
Purchases of property, plant, and equipment	(12,780)	(2,783)
Purchases of marketable securities	(487,521)	(277,706)
Maturities of marketable securities	407,556	216,382
Proceeds from sale of marketable securities	2,496	—
Settlement of working capital adjustment from disposal of business	(1,131)	—
Investment in privately-held company	—	(1,000)
Net cash used in investing activities	(91,380)	(65,107)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	7,880	10,219
Payments of taxes on restricted stock units	(7,663)	(4,271)
Payments under installment payment arrangements	(6,600)	(2,480)
Net cash provided by (used in) financing activities	(6,383)	3,468
Effect of exchange rate changes on cash and cash equivalents	(419)	—
Less: net decrease in cash classified within assets held for sale	—	(7,545)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,091	(1,724)
Cash, cash equivalents and restricted cash at beginning of period	102,518	116,252
Cash, cash equivalents and restricted cash at end of period	$103,609	$114,528

Non-cash investing and financing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$26,354	$26,762

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of June 30, 2020 and December 31, 2019:
	June 30, 2020	December 31, 2019
Cash and cash equivalents	$103,275	$102,176
Restricted cash	334	342
Cash, cash equivalents and restricted cash	$103,609	$102,518

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

2. Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13. The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04),” which provided certain improvements to various ASUs, including ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326),” which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” which amends certain effective dates. In November 2019, the FASB issued ASU No. 2019-11, “Financial Instruments-Credit Losses (Topic 326),” which provides additional clarifications. In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments,” which provides additional clarifications and improvements. These ASUs and the related amendments are effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted this ASU on January 1, 2020. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.

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
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of June 30, 2020. The contract assets are transferred to receivables when the billing occurs.
The Company’s contract balances were as follows:

	As of
(In thousands)	June 30, 2020	December 31, 2019
Unbilled receivables	$444,492	$528,069
Deferred revenue	$10,841	$11,947
During the three and six months ended June 30, 2020, the Company recognized $3.6 million and $9.7 million, respectively, of revenue that was included in the contract balances as of December 31, 2019.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $16.0 million as of June 30, 2020, which the Company primarily expects to recognize over the next 2 years.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss per share:
Numerator:
Net loss	$(10,781)	$(36,980)	$(18,764)	$(63,556)
Denominator:
Weighted-average shares outstanding - basic	113,572	110,875	113,240	110,287
Effect of potential dilutive common shares	—	—	—	—
Weighted-average shares outstanding - diluted	113,572	110,875	113,240	110,287
Basic net loss per share	$(0.09)	$(0.33)	$(0.17)	$(0.58)
Diluted net loss per share	$(0.09)	$(0.33)	$(0.17)	$(0.58)
For the three months ended June 30, 2020 and 2019, options to purchase approximately 0.4 million and 1.1 million shares, respectively, and for the six months ended June 30, 2020 and 2019, options to purchase approximately 0.4 million and 1.2 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise and related unrecognized stock-based compensation expense. For the three months ended June 30, 2020 and 2019, an additional 1.7 million and 1.6 million shares, respectively, and for the six months ended June 30, 2020 and 2019, an additional 2.1 million and 1.5 million shares, respectively, were excluded from the weighted-average dilutive shares because there was a net loss position for the periods.

5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the six months ended June 30, 2020 (in thousands):

	As of December 31, 2019	Adjustment to Goodwill *	As of June 30, 2020
Total goodwill	$183,465	$(243)	$183,222
_________________________________________
* Working capital adjustments related to the acquisition of Northwest Logic.

	As of June 30, 2020
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$204,992	$(21,770)	$183,222

Intangible Assets, Net
The components of the Company’s intangible assets as of June 30, 2020 and December 31, 2019 were as follows:

		As of June 30, 2020
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$262,789	$(222,171)	$40,618
Customer contracts and contractual relationships	0.5 to 10 years	36,293	(33,887)	2,406
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	2,600	—	2,600
Total intangible assets		$301,982	$(256,358)	$45,624

		As of December 31, 2019
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$262,789	$(213,354)	$49,435
Customer contracts and contractual relationships	0.5 to 10 years	36,293	(33,428)	2,865
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	2,600	—	2,600
Total intangible assets		$301,982	$(247,082)	$54,900

During the three and six months ended June 30, 2020, the Company did not purchase or sell any intangible assets.
Amortization expense for intangible assets for the three and six months ended June 30, 2020 was $4.6 million and $9.3 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2019 was $4.9 million and $9.9 million, respectively. The estimated future amortization of intangible assets as of June 30, 2020 was as follows (in thousands):

Years Ending December 31:	Amount
2020 (remaining six months)	$9,137
2021	14,411
2022	7,444
2023	6,740
2024	5,292
Thereafter	—
Total amortizable purchased intangible assets	43,024
In-process research and development	2,600
Total intangible assets	$45,624
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
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). In line with the Company’s divestiture of its payment and ticketing businesses and its refocus on its semiconductor operations, commencing in the third quarter of 2019, the CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of June 30, 2020, the Company has a single operating and reportable segment. Accordingly, no additional disclosure of segment measures of profit or loss or total assets is applicable for all periods presented. The Company has recast the prior period segment information to reflect the current segment structure.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at June 30, 2020 and December 31, 2019, respectively, was as follows:

	As of
Customer	June 30, 2020	December 31, 2019
Customer 1	18%	14%
Customer 2	*	19%
_________________________________________
* Customer accounted for less than 10% of total accounts receivable in the period
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and six months ended June 30, 2020 and 2019, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2020	2019	2020	2019
Customer A	18%	11%	16%	11%
Customer B	15%	*	14%	*
Customer C	*	15%	*	*
Customer D	*	14%	*	15%
_________________________________________
* Customer accounted for less than 10% of total revenue in the period
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
USA	$32,014	$29,964	$66,802	$64,203
Taiwan	3,752	12,760	10,816	14,861
South Korea	701	758	2,521	2,039
Japan	6,156	2,527	8,999	5,146
Europe	4,944	2,640	5,682	6,015
Canada	31	1,423	543	2,481
Singapore	8,802	4,725	16,432	6,609
Asia-Other	3,530	3,500	12,124	5,327
Total	$59,930	$58,297	$123,919	$106,681

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

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of June 30, 2020
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$50,414	$50,414	$—	$—	0.05%
U.S. Government bonds and notes	145,236	145,242	19	(25)	0.22%
Corporate notes, bonds, commercial paper and other	245,772	245,773	76	(77)	0.59%
Total cash equivalents and marketable securities	441,422	441,429	95	(102)
Cash	44,655	44,655	—	—
Total cash, cash equivalents and marketable securities	$486,077	$486,084	$95	$(102)

	As of December 31, 2019
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,065	$10,065	$—	$—	1.48%
U.S. Government bonds and notes	39,086	39,087	—	(1)	1.49%
Corporate notes, bonds, commercial paper and other	314,391	314,435	19	(63)	1.81%
Total cash equivalents and marketable securities	363,542	363,587	19	(64)
Cash	44,122	44,122	—	—
Total cash, cash equivalents and marketable securities	$407,664	$407,709	$19	$(64)
Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
(In thousands)	June 30, 2020	December 31, 2019
Cash equivalents	$58,620	$58,054
Short term marketable securities	382,802	305,488
Total cash equivalents and marketable securities	441,422	363,542
Cash	44,655	44,122
Total cash, cash equivalents and marketable securities	$486,077	$407,664
The Company continues to invest in highly rated quality, highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019 are as follows:

	Fair Value		Gross Unrealized Loss
(In thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Less than 12 months:
U.S. Government bonds and notes	$134,488	$14,112	$(25)	$(1)
Corporate notes, bonds, commercial paper and other	104,391	250,822	(77)	(63)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$238,879	$264,934	$(102)	$(64)
The gross unrealized loss at June 30, 2020 and December 31, 2019 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	June 30, 2020
Due less than one year	$378,807
Due from one year through three years	12,201
Total	$391,008
Refer to Note 8, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

8. Fair Value of Financial Instruments
The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the below pricing levels as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$50,414	$50,414	$—	$—
U.S. Government bonds and notes	145,236	—	145,236	—
Corporate notes, bonds, commercial paper and other	245,772	—	245,772	—
Total available-for-sale securities	$441,422	$50,414	$391,008	$—

	As of December 31, 2019
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,065	$10,065	$—	$—
U.S. Government bonds and notes	39,086	—	39,086	—
Corporate notes, bonds, commercial paper and other	314,391	—	314,391	—
Total available-for-sale securities	$363,542	$10,065	$353,477	$—
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
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company which is a level 3 measurement. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of June 30, 2020, the Company’s 25.0% ownership percentage amounts to a $3.3 million equity interest in this equity investment and it is included in other assets on the accompanying consolidated balance sheets. The Company recorded an immaterial amount in its consolidated statements of operations representing its share of the investee’s loss for the six months ended June 30, 2020 and 2019.

For the three and six months ended June 30, 2020 and 2019, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020			As of December 31, 2019
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the “2023 Notes”)	$172,500	$152,359	$179,759	$172,500	$148,788	$174,239
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 10, “Convertible Notes,” as of June 30, 2020, the 2023 Notes are carried at their aggregate face value of $172.5 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.

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
On July 8, 2019, the Company entered into a definitive triple net space lease agreement with 237 North First Street Holdings, LLC (the “Landlord”), whereby the Company leases office space located at 4453 North First Street in San Jose, California (the “Lease”). In April 2020, the Lease was amended for certain terms. As amended, the Lease includes approximately 90,000 square feet of office space, which will serve as the Company’s corporate headquarters and include engineering, sales, marketing and administrative functions. The Company expects to move to the new premises during the second half of 2020. The Lease has a term of 128 months from the amended commencement date in April 2020. The starting rent of the Lease is approximately $3.26 per square foot on a triple net basis. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Lease and will be $4.38 per square foot in the final year of the lease term. In addition to the base rent, the Company will also pay operating expenses, insurance expenses, real estate taxes, and a management fee. The Lease also allows for an option to expand, wherein the Company has the right of first refusal to rent additional space in the building. The Company has a one-time option to extend the Lease for a period of 60 months and may elect to terminate the Lease, via written notice to the Landlord, in the event the office space is damaged or destroyed. Total future required payments under the Lease are approximately $41 million. Pursuant to the terms of the lease, the landlord agreed to reimburse the Company up to $9.0 million, related to a tenant improvement allowance. The lease of the Company’s Sunnyvale, California headquarters expired on June 30, 2020.
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of June 30, 2020 (in thousands):

Years ending December 31,	Amount
2020 (remaining six months)	$2,719
2021	8,446
2022	7,295
2023	4,564
2024	3,925
Thereafter	25,368
Total minimum lease payments	52,317
Less: amount of lease payments representing interest	(10,228)
Present value of future minimum lease payments	42,089
Less: current obligations under leases	(4,463)
Long-term lease obligations	$37,626

As of June 30, 2020, the weighted-average remaining lease term for the Company’s operating leases was 8.4 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 4.2%.
Operating lease costs included in the condensed consolidated statements of operations were $2.9 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively. Operating lease costs included in the condensed consolidated statements of operations were $5.8 million and $4.5 million for the six months ended June 30, 2020 and 2019, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $4.3 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively.

10. Convertible Notes
The Company’s convertible notes are shown in the following table:

	As of
(In thousands)	June 30, 2020	December 31, 2019
2023 Notes	$172,500	$172,500
Unamortized discount - 2023 Notes	(18,841)	(22,163)
Unamortized debt issuance costs - 2023 Notes	(1,300)	(1,549)
Total convertible notes	152,359	148,788
Less current portion	—	—
Total long-term convertible notes	$152,359	$148,788
Interest expense related to the notes for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
2023 Notes coupon interest at a rate of 1.375%	$593	$593	$1,186	$1,186
2023 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 4.9%	1,798	1,701	3,571	3,379
Total interest expense on convertible notes	$2,391	$2,294	$4,757	$4,565

11. Commitments and Contingencies
As of June 30, 2020, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2020	2021	2022	2023	2024
Contractual obligations (1) (2)
Other contractual obligations	$218	$—	$218	$—	$—	$—
Software licenses (3)	25,014	7,009	11,977	6,028	—	—
Acquisition retention bonuses (4)	9,998	3,499	3,499	3,000	—	—
Convertible notes	172,500	—	—	—	172,500	—
Interest payments related to convertible notes	7,122	1,186	2,372	2,372	1,192	—
Total	$214,852	$11,694	$18,066	$11,400	$173,692	$—
_________________________________________
(1)The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $26.4 million including $23.4 million recorded as a reduction of long-term deferred tax assets and $3.0 million in long-term income taxes payable as of June 30, 2020. As noted below in Note 14, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
(2)For the Company’s lease commitments as of June 30, 2020, refer to Note 9, “Leases.”
(3)The Company has commitments with various software vendors for agreements generally having terms longer than one year.
(4)In connection with the acquisition of Northwest Logic in the third quarter of 2019 and the Secure Silicon IP and Protocols business in the fourth quarter of 2019, the Company is obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.
Indemnification
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification or liability that the Company could be exposed to under these agreements, however, this is not always possible. The fair value of the liability as of June 30, 2020 and December 31, 2019 was not material.

12. Equity Incentive Plans and Stock-Based Compensation
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2019	6,826,863
Increase in shares approved for issuance (3)	7,800,000
Stock options granted	—
Stock options forfeited	57,836
Nonvested equity stock and stock units granted (1) (2)	(3,358,046)
Nonvested equity stock and stock units forfeited (1)	803,481
Total available for grant as of June 30, 2020	12,130,134
_________________________________________
(1)For purposes of determining the number of shares available for grant under the 2015 Equity Incentive Plan (the “2015 Plan”) against the maximum number of shares authorized, each share of restricted stock granted reduces the number of shares available for grant by 1.5 shares and each share of restricted stock forfeited increases shares available for grant by 1.5 shares.

(2)Amount includes approximately 0.5 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in the first quarter of 2020 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.
(3)On April 30, 2020, the Company’s stockholders approved an additional 7,800,000 shares for issuance under the 2015 Plan.

General Stock Option Information
The following table summarizes stock option activity under the 2015 Plan for the six months ended June 30, 2020 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2020.

	Options Outstanding
(In thousands, except per share amounts and years)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,639,146	$11.37
Options granted	—	$—
Options exercised	(473,170)	$10.48
Options forfeited	(57,836)	$18.73
Outstanding as of June 30, 2020	1,108,140	$11.36	4.86	$4,495
Vested or expected to vest at June 30, 2020	1,105,704	$11.36	4.85	$4,490
Options exercisable at June 30, 2020	889,527	$10.98	4.08	$3,996
Employee Stock Purchase Plan
Under the 2015 Employee Stock Purchase Plan (“2015 ESPP”), the Company issued 277,838 shares at a price of $10.51 per share and 429,396 shares at a price of $7.95 per share during the six months ended June 30, 2020 and 2019, respectively. On April 30, 2020, the Company's stockholders approved an additional 2,000,000 shares to be reserved for issuance under the 2015 ESPP. As of June 30, 2020, approximately 3.4 million shares under the 2015 ESPP remained available for issuance.
Stock-Based Compensation
For the six months ended June 30, 2020 and 2019, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
There were no stock options granted during the three and six months ended June 30, 2020 and 2019, respectively. During the three and six months ended June 30, 2020, the Company recorded stock-based compensation expense related to stock options of $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2019, the Company recorded stock-based compensation expense related to stock options of $0.2 million and $0.5 million, respectively.
As of June 30, 2020, there was $1.5 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.
Employee Stock Purchase Plan
For the three and six months ended June 30, 2020, the Company recorded compensation expense related to the 2015 ESPP of $0.2 million and $0.7 million, respectively. For the three and six months ended June 30, 2019, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.3 million and $0.8 million, respectively. As of June 30, 2020, there was $0.5 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over four months.

Valuation Assumptions
The fair value of stock awards is estimated as of the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the table below.
There were no stock options granted during the three and six months ended June 30, 2020 and 2019, respectively.

	Employee Stock Purchase Plan
	Six Months Ended
	June 30,
	2020	2019
Employee Stock Purchase Plan:
Expected stock price volatility	46%	32%
Risk free interest rate	0.12%	2.44%
Expected term (in years)	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$3.50	$2.80

Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and six months ended June 30, 2020, the Company granted nonvested equity stock units totaling approximately 0.1 million and 1.9 million shares, respectively, under the 2015 Plan. During the three and six months ended June 30, 2019, the Company granted nonvested equity stock units totaling approximately 0.3 million and 3.7 million shares, respectively, under the 2015 Plan. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and six months ended June 30, 2020, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $1.7 million and $29.3 million, respectively. For the three and six months ended June 30, 2019, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $3.4 million and $35.6 million, respectively. During the first quarters of 2020 and 2019, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the three and six months ended June 30, 2020, the Company recorded stock-based compensation expense of approximately $6.3 million and $11.8 million, respectively, related to all outstanding nonvested equity stock grants. For the three and six months ended June 30, 2019, the Company recorded stock-based compensation expense of approximately $6.5 million and $12.9 million, respectively, related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $45.1 million at June 30, 2020. This amount is expected to be recognized over a weighted-average period of 2.5 years.
The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2020:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2019	5,289,483	$11.27
Granted	1,872,547	$15.65
Vested	(1,330,009)	$11.38
Forfeited	(431,636)	$11.50
Nonvested at June 30, 2020	5,400,385	$12.75

13.  Stockholders’ Equity
Share Repurchase Program
During the six months ended June 30, 2020, the Company did not repurchase any shares of its common stock under its share repurchase program.
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
As of June 30, 2020, there remained an outstanding authorization to repurchase approximately 3.6 million shares of the Company’s outstanding common stock under the current share repurchase program.
The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

14. Income Taxes
The Company recorded a provision for income taxes of $0.3 million and $4.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.3 million and $4.7 million for the six months ended June 30, 2020 and 2019, respectively. The provision for income taxes for the three and six months ended June 30, 2020 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the projected annual effective tax rate for the foreign jurisdictions for 2020, partial California deferred tax asset valuation allowance release, and indefinite-lived intangible tax amortization expense. The provision for income taxes for the three and six months ended June 30, 2019 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes and the projected annual effective tax rate for the foreign jurisdictions for 2019.
During the three months ended June 30, 2020 and 2019, the Company paid withholding taxes of $5.1 million and $4.5 million, respectively. During the six months ended June 30, 2020 and 2019, the Company paid withholding taxes of $9.6 million and $8.8 million, respectively.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, the Company assessed the changes in its underlying facts and circumstances and evaluated the realizability of its existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and California deferred tax assets was appropriate. The Company continues to maintain a full valuation allowance against its U.S. federal deferred tax assets. As a result of the enactment of California A.B. 85 and the temporary suspension of California net operating loss utilization for tax years 2020 through 2022, the Company released $0.7 million of the valuation allowance on its deferred tax asset for California research and development credits in the current period. The Company continues to maintain a full valuation allowance on the remainder of its California deferred tax assets as it does not expect to be able to fully utilize them.
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
As of June 30, 2020, the Company had approximately $125.9 million of unrecognized tax benefits, including $23.4 million recorded as a reduction of long-term deferred tax assets, $99.5 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea (Korea), and $3.0 million recorded in long-term income taxes payable. If recognized, $3.0 million would be recorded as an income tax benefit. As a result of recent court rulings in Korea, the Company has determined that they may be entitled to refund claims for foreign taxes previously withheld from licensees in Korea. The Company recognizes that there are numerous risks and uncertainties associated with the ultimate collection of this refund, and, has therefore maintains an offsetting reserve for the entire amount of refundable withholding taxes previously withheld in Korea. As of December 31, 2019, the Company had $115.7 million of unrecognized tax benefits, including $22.8 million recorded as a reduction of long-term deferred tax assets, $91 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $1.8 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At June 30, 2020 and December 31, 2019, an immaterial amount of interest and penalties is included in long-term income taxes payable.
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

16. Restructuring Charges
The 2019 Plan
In June 2019, the Company initiated a restructuring program to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2019 Plan”). In connection with this restructuring program, the Company initiated a plan of termination resulting in a reduction of approximately 80 employees. During the six months ended June 30, 2020, the Company recorded a charge of approximately $0.8 million related to the reduction in workforce. No charge was recorded during the three months ended June 30, 2020. The 2019 Plan was substantially completed in the second quarter of 2020.

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
Executive Summary
We continued to benefit from the expanded adoption of our technology and the continued execution of our refined business model. We achieved the highest quarterly cash generation in over 10 years. We also experienced a fifth consecutive quarter of record revenue from memory interface chips driven by strong demand in data center.

Key 2020 second quarter financial results included:

•Revenue of $59.9 million;
•Operating expenses of $56.2 million; and
•Net cash provided by operating activities of approximately $62.0 million.

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

In 2019, we redefined our perimeter through the successful divestiture of our Payments and Ticketing businesses, which allowed us to focus the Company on providing leading solutions for the semiconductor market. The Rambus product and technology roadmap, as well as our go-to-market strategy, is driven by the application-specific requirements of our focus markets. This not only allows us to better serve our traditional data center and communications markets, but also to expand into new, fast-growing markets that demand the highest levels of performance and security, including 5G, automotive, artificial intelligence (AI), Internet of Things (IoT) and government.

Revenue Sources
Our patented inventions are offered to our customers through patent, technology, software and IP core licenses, as well as memory interface chips. Today, a significant source of revenue is derived from our Architecture Licenses, through which we provide our customers a license to use a certain portion of our broad worldwide portfolio of patented inventions. Our Architecture Licenses enable our customers to use the licensed portion of our portfolio of patented inventions in the customer’s own digital electronics products, systems or services. The licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed or variable or a hybrid of fixed and variable royalty payments over certain defined periods ranging for periods of up to ten years. Leading semiconductor and electronic system companies such as AMD, Broadcom, Cisco, Fujitsu, IBM, Marvell, Mediatek, Micron, Nanya, NVIDIA, Panasonic, Phison, Qualcomm, Renesas, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, Winbond, and Xilinx have licensed our patents. The vast majority of our patents were secured through our internal research and development efforts.

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

Revenues from royalties accounted for 28% and 30% of our consolidated revenue for the three and six months ended June 30, 2020, respectively, as compared to 46% and 49% for the three and six months ended June 30, 2019, respectively.
The remainder of our revenue is product revenue, contract services and other revenue, which includes our product sales, IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Product revenue accounted for 53% and 50% of our consolidated revenue for the three and six months ended June 30, 2020, respectively, as compared to 28% and 23% for the three and six months ended June 30, 2019, respectively. Contract and other revenue accounted for 19% and 20% of our consolidated revenue for the three and six months ended June 30, 2020, respectively, as compared to 26% and 28% for the three and six months ended June 30, 2019, respectively.
Costs and Expenses
Cost of product revenue for the three months ended June 30, 2020 increased approximately $4.0 million as compared to the same period in 2019. Cost of product revenue for the six months ended June 30, 2020 increased approximately $9.9 million as compared to the same period in 2019. The increase in both periods was primarily due to increased cost of sales associated with our memory interface chips.
Cost of contract and other revenue for the three months ended June 30, 2020 decreased approximately $1.4 million as compared to the same period in 2019. Cost of contract and other revenue for the six months ended June 30, 2020 decreased approximately $3.1 million as compared to the same period in 2019. The decrease in both periods was primarily due to incurring lower costs as a result of the divestiture of our former Payments and Ticketing businesses in the fourth quarter of 2019.
Research and development expenses continue to play a key role in our efforts to drive our product innovations. Our research and development expenses for the three months ended June 30, 2020 decreased $3.2 million as compared to the same period in 2019 primarily due to decreased headcount related expenses of $3.2 million, consulting costs of $1.7 million, stock-based compensation expense of $0.6 million and travel costs of $0.5 million, offset by increased retention bonus expense related to acquisitions of $1.3 million, prototyping costs of $0.8 million and bonus expense of $0.4 million. Research and development expenses for the six months ended June 30, 2020 decreased $7.1 million as compared to the same period in 2019 primarily due to decreased headcount related expenses of $6.4 million, consulting costs of $3.3 million, stock-based compensation expense of $1.2 million and travel costs of $0.9 million, offset by increased retention bonus expense related to acquisitions of $2.5 million and prototyping costs of $1.6 million.
Sales, general and administrative expenses for the three months ended June 30, 2020 decreased $2.5 million as compared to the same period in 2019, primarily due to decreased headcount related expenses of $1.6 million, travel costs of $1.1 million, general accounting costs of $0.6 million and general legal costs of $0.4 million, partially offset by increased facilities costs of $0.7 million and retention bonus expense related to acquisitions of $0.3 million. Sales, general and administrative expenses for the six months ended June 30, 2020 decreased $6.1 million as compared to the same period in 2019, primarily due to decreased headcount related expenses of $3.8 million, travel costs of $1.7 million, consulting costs of $1.4 million, depreciation expense of $0.6 million and general accounting costs of $0.4 million, offset by increased facilities costs of $1.0 million and retention bonus expense related to acquisitions of $0.6 million.
Intellectual Property
As of June 30, 2020, our semiconductor, security, and other technologies are covered by 2,384 U.S. and foreign patents. Additionally, we have 589 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.
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
We have a high degree of revenue concentration. Our top five customers represented approximately 56% and 52% of our revenue for the three and six months ended June 30, 2020, respectively, as compared to 54% and 49% for the three and six months ended June 30, 2019, respectively. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation, and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 47% and 46% of our total revenue for the three and six months ended June 30, 2020, respectively, as compared to 49% and 40% for the three and six months ended June 30, 2019, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. To date, the majority of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that such customers’ sales to their customers are not denominated in U.S. dollars, any revenue that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our revenue. We do not use financial instruments to hedge foreign exchange rate risk. For additional information concerning international revenue, refer to Note 6, “Segment Information,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Royalties	28.3%	46.4%	29.6%	48.7%
Product revenue	52.9%	27.5%	50.4%	23.4%
Contract and other revenue	18.8%	26.1%	20.0%	27.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue*	17.1%	10.8%	16.6%	10.1%
Cost of contract and other revenue	2.6%	5.0%	2.2%	5.4%
Amortization of acquired intangible assets	7.2%	6.5%	7.0%	7.2%
Total cost of revenue	26.9%	22.3%	25.8%	22.7%
Gross profit	73.1%	77.7%	74.2%	77.3%
Operating expenses:
Research and development*	57.9%	65.0%	57.6%	73.6%
Sales, general and administrative*	35.6%	40.8%	35.7%	47.2%
Amortization of acquired intangible assets	0.4%	1.9%	0.5%	2.1%
Restructuring charges	—%	4.4%	0.7%	2.7%
Change in fair value of earn-out liability	—%	—%	(1.5)%	—%
Impairment of assets held for sale	—%	29.1%	—%	15.9%
Total operating expenses	93.9%	141.2%	93.0%	141.5%
Operating loss	(20.8)%	(63.5)%	(18.8)%	(64.2)%
Interest income and other income (expense), net	7.7%	12.0%	8.8%	13.5%
Interest expense	(4.3)%	(4.4)%	(4.1)%	(4.5)%
Interest and other income (expense), net	3.4%	7.6%	4.7%	9.0%
Loss before income taxes	(17.4)%	(55.9)%	(14.1)%	(55.2)%
Provision for income taxes	0.6%	7.5%	1.0%	4.4%
Net loss	(18.0)%	(63.4)%	(15.1)%	(59.6)%
_________________________________________
* Includes stock-based compensation:

Cost of product revenue	0.0%	0.0%	0.0%	0.0%
Research and development	4.2%	5.2%	4.1%	5.9%
Sales, general and administrative	7.0%	6.9%	6.2%	7.5%

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Total Revenue:
Royalties	$17.0	$27.1	(37.3)%	$36.7	$51.9	(29.4)%
Product revenue	31.7	16.0	97.9%	62.4	25.0	149.9%
Contract and other revenue	11.2	15.2	(26.1)%	24.8	29.8	(16.7)%
Total revenue	$59.9	$58.3	2.8%	$123.9	$106.7	16.2%
Royalty Revenue
Our royalty revenue, which includes patent and technology license royalties, decreased approximately $10.1 million to $17.0 million for the three months ended June 30, 2020 from $27.1 million for the same period in 2019. Our royalty revenue decreased approximately $15.2 million to $36.7 million for the six months ended June 30, 2020 from $51.9 million for the same period in 2019. The decrease in both periods was due primarily to the timing of renewals and the related structure of architecture license agreements which include both fixed and variable components.
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
Product Revenue
Product revenue consists of revenue from the sale of memory and security products. Product revenue increased approximately $15.7 million to $31.7 million for the three months ended June 30, 2020 from $16.0 million for the same period in 2019. Product revenue increased approximately $37.4 million to $62.4 million for the six months ended June 30, 2020 from $25.0 million for the same period in 2019. The increase in both periods was due to greater industry adoption and market share gains of our memory interface chips.
We believe that product revenue will increase in 2020, mainly from the sale of our memory interface chips. Our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers and our ability to meet our customers’ demands.
Contract and Other Revenue
Contract and other revenue consist of revenue from technology development projects. Contract and other revenue decreased approximately $4.0 million to $11.2 million for the three months ended June 30, 2020 from $15.2 million for the same period in 2019. Contract and other revenue decreased approximately $5.0 million to $24.8 million for the six months ended June 30, 2020 from $29.8 million for the same period in 2019. The decrease in both periods was primarily due to lower revenue associated with our former Payments and Ticketing businesses, which was divested in the fourth quarter of 2019, offset by growth experienced in our Silicon IP offerings.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.
Cost of product revenue

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Cost of product revenue	$10.3	$6.3	62.9%	$20.6	$10.7	92.0%
Cost of product revenue increased approximately $4.0 million to $10.3 million for the three months ended June 30, 2020 from $6.3 million for the same period in 2019. Cost of product revenue increased approximately $9.9 million to $20.6 million for the six months ended June 30, 2020 from $10.7 million for the same period in 2019. The increase in both periods was primarily due to increased cost of sales associated with higher sales of memory interface chips.

In the near term, we expect costs of product revenue to be higher as we expect higher sales of our various products in 2020 as compared to 2019.
Cost of contract and other revenue

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Cost of contract and other revenue	$1.5	$2.9	(47.3)%	$2.7	$5.8	(53.0)%
Cost of contract and other revenue for the three months ended June 30, 2020 decreased approximately $1.4 million as compared to the same period in 2019. Cost of contract and other revenue for the six months ended June 30, 2020 decreased approximately $3.1 million as compared to the same period in 2019. The decrease in both periods was primarily due to incurring lower costs as a result of the divestiture of our former Payments and Ticketing businesses in the fourth quarter of 2019.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.
Research and development expenses

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Research and development expenses:
Research and development expenses	$32.2	$34.8	(7.6)%	$66.3	$72.2	(8.3)%
Stock-based compensation	2.5	3.1	(17.8)%	5.1	6.3	(18.2)%
Total research and development expenses	$34.7	$37.9	(8.5)%	$71.4	$78.5	(9.1)%
Total research and development expenses decreased $3.2 million for the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to decreased headcount related expenses of $3.2 million, consulting costs of $1.7 million, stock-based compensation expense of $0.6 million and travel costs of $0.5 million, offset by increased retention bonus expense related to acquisitions of $1.3 million, prototyping costs of $0.8 million and bonus expense of $0.4 million.
Total research and development expenses decreased $7.1 million for the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to decreased headcount related expenses of $6.4 million, consulting costs of $3.3 million, stock-based compensation expense of $1.2 million and travel costs of $0.9 million, offset by increased retention bonus expense related to acquisitions of $2.5 million and prototyping costs of $1.6 million.
In the near term, we expect research and development expenses to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, general and administrative expenses

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses	$17.1	$19.8	(13.4)%	$36.5	$42.3	(13.6)%
Stock-based compensation	4.2	4.0	4.3%	7.7	8.0	(4.4)%
Total sales, general and administrative expenses	$21.3	$23.8	(10.4)%	$44.2	$50.3	(12.1)%

Total sales, general and administrative expenses decreased $2.5 million for the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to decreased headcount related expenses of $1.6 million, travel costs of $1.1 million, general accounting costs of $0.6 million and general legal costs of $0.4 million, partially offset by increased facilities costs of $0.7 million and retention bonus expense related to acquisitions of $0.3 million.
Total sales, general and administrative expenses decreased $6.1 million for the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to decreased headcount related expenses of $3.8 million, travel costs of $1.7 million, consulting costs of $1.4 million, depreciation expense of $0.6 million and general accounting costs of $0.4 million, offset by increased facilities costs of $1.0 million and retention bonus expense related to acquisitions of $0.6 million.
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
Amortization of acquired intangible assets

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$4.3	$3.8	13.9%	$8.7	$7.7	13.2%
Amortization of acquired intangible assets included in total operating expenses	0.3	1.1	(77.7)%	0.6	2.2	(73.4)%
Total amortization of acquired intangible assets	$4.6	$4.9	(6.8)%	$9.3	$9.9	(6.4)%
Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the three months ended June 30, 2020 decreased approximately $0.3 million as compared to the same period in 2019. Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the six months ended June 30, 2020 decreased approximately $0.6 million as compared to the same period in 2019. The decrease in both periods was primarily due to certain intangible assets being fully amortized partially offset by additional amortization from intangible assets acquired as part of the acquisitions from the second half of 2019.
Restructuring charges

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Restructuring charges	$—	$2.5	(100.0)%	$0.8	$2.9	(70.8)%

During 2019, we initiated a restructuring program to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs.
Refer to Note 16, “Restructuring Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Change in fair value of earn-out liability

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Change in fair value of earn-out liability	$—	$—	—%	$(1.8)	$—	(100.0)%
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
Impairment of assets held for sale

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Impairment of assets held for sale	$—	$17.0	(100.0)%	$—	$17.0	(100.0)%

During the second quarter of 2019, we entered into a share purchase agreement with Visa International Service Association (the “Purchaser”), pursuant to which the Purchaser had agreed to acquire all of the outstanding shares of our subsidiary, Smart Card Software Limited, which was comprised of our Payments and Ticketing businesses.
Consequently, we measured these businesses at the lower of their carrying value or fair value less any costs to sell, and subsequently recognized an initial impairment of approximately $17.0 million during the quarter ended June 30, 2019.
Interest and other income (expense), net

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Interest income and other income (expense), net	$4.6	$6.9	(34.1)%	$10.9	$14.4	(23.7)%
Interest expense	(2.6)	(2.5)	1.8%	(5.1)	(4.8)	6.9%
Interest and other income (expense), net	$2.0	$4.4	(54.6)%	$5.8	$9.6	(39.1)%
Interest income and other income (expense), net, consists primarily of interest income of $3.7 million and $8.1 million for the three and six months ended June 30, 2020, respectively, due to the significant financing component of licensing agreements. Interest income and other income (expense), net, also includes interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
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
Provision for income taxes

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30, 2020		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Provision for income taxes	$0.3	$4.4	(92.4)%	$1.3	$4.7	(72.3)%
Effective tax rate	(3.2)%	(13.4)%		(7.4)%	(8.0)%

The provision for income taxes reported for the three and six months ended June 30, 2020 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the projected annual effective tax rate for the foreign jurisdictions for 2020, partial California deferred tax asset valuation allowance release, and indefinite lived intangible tax amortization expense. Our income tax provision for the three months ended June 30, 2020 and 2019 reflected an effective tax rate of (3.2)% and (13.4)% respectively. Our income tax provision for the six months ended June 30, 2020 and 2019 reflected an effective tax rate of (7.4)% and (8.0)% respectively. Our effective tax rate for the three and six months ended June 30, 2020 differed from the statutory rate primarily due to U.S. and foreign current taxes payable and no benefit for current losses due to the full valuation allowance against U.S. deferred tax assets. Our effective tax rate for the three and six months ended June 30, 2019 differed from the statutory rate primarily due to U.S. and foreign current taxes payable and no benefit for current losses due to the full valuation allowance against U.S. deferred tax assets.
We recorded a provision for income taxes of $0.3 million and $4.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.3 million and $4.7 million for the six months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020 and 2019, we paid withholding taxes of $5.1 million and $4.5 million, respectively. During the six months ended June 30, 2020 and 2019, we paid withholding taxes of $9.6 million and $8.8 million, respectively.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, we assessed the changes in our underlying facts and circumstances and evaluated the realizability of our existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and California deferred tax assets was appropriate. We continue to maintain a full valuation allowance against our U.S. federal deferred tax assets. As a result of the enactment of California A.B. 85 and the temporary suspension of California net operating loss utilization for tax years 2020 through 2022, we released a portion of the valuation allowance on our deferred tax asset for California research and development credits in the current period. We continue to maintain a full valuation allowance on the remainder of our California deferred tax assets, as we do not expect to be able to fully utilize them.

We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.

Liquidity and Capital Resources

	As of
(In millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$103.3	$102.2
Marketable securities	382.8	305.5
Total cash, cash equivalents, and marketable securities	$486.1	$407.7

	Six Months Ended
	June 30,
(In millions)	2020	2019
Net cash provided by operating activities	$99.3	$67.5
Net cash used in investing activities	$(91.4)	$(65.1)
Net cash provided by (used in) financing activities	$(6.4)	$3.5

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the six months ended June 30, 2020 were funded primarily from cash collected from our customers.
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
To provide us with more flexibility in returning capital to our stockholders, on January 21, 2015, our Board authorized a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. During the six months ended June 30, 2020, we did not repurchase any shares of our common stock under our share repurchase program.
As of June 30, 2020, there remained an outstanding authorization to repurchase approximately 3.6 million shares of our outstanding common stock under the current share repurchase program. See “Share Repurchase Program” below.
Operating Activities
Cash provided by operating activities of $99.3 million for the six months ended June 30, 2020 was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the six months ended June 30, 2020 primarily included decreases in accounts receivable, unbilled receivables, income taxes payable and accrued salaries and benefits, offset by increases in inventories and accounts payable.

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

Investing Activities
Cash used in investing activities of $91.4 million for the six months ended June 30, 2020 consisted of purchases of available-for-sale marketable securities of $487.5 million, $12.8 million paid to acquire property, plant and equipment, and $1.1 million paid to settle a net working capital adjustment related to the divestiture of the Company’s Payments and Ticketing businesses, offset by proceeds from the maturities and sale of available-for-sale marketable securities of $407.6 million and $2.5 million, respectively.
Cash used in investing activities of $65.1 million for the six months ended June 30, 2019 primarily consisted of purchases of available-for-sale marketable securities of $277.7 million and $2.8 million paid to acquire property, plant and equipment, offset by proceeds from the maturities of available-for-sale marketable securities of $216.4 million.
Financing Activities
Cash used in financing activities of $6.4 million for the six months ended June 30, 2020 was primarily due to $7.7 million in payments of taxes on restricted stock units and $6.6 million in payments under installment payment arrangements to acquire fixed assets, offset by $7.9 million in proceeds from the issuance of common stock under equity incentive plans.
Cash provided by financing activities of $3.5 million for the six months ended June 30, 2019 was primarily due to $10.2 million proceeds from the issuance of common stock under equity incentive plans, offset by $4.3 million in payments of taxes on restricted stock units and $2.5 million in payments under installment payment arrangements to acquire fixed assets.

Contractual Obligations
As of June 30, 2020, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2020	2021	2022	2023	2024
Contractual obligations (1) (2):
Other contractual obligations	$218	$—	$218	$—	$—	$—
Software licenses (3)	25,014	7,009	11,977	6,028	—	—
Acquisition retention bonuses (4)	9,998	3,499	3,499	3,000	—	—
Convertible notes	172,500	—	—	—	172,500	—
Interest payments related to convertible notes	7,122	1,186	2,372	2,372	1,192	—
Total	$214,852	$11,694	$18,066	$11,400	$173,692	$—
_________________________________________
(1)The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $26.4 million including $23.4 million recorded as a reduction of long-term deferred tax assets and $3.0 million in long-term income taxes payable as of June 30, 2020. As noted in Note 14, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.
(2)For our lease commitments as of June 30, 2020, refer to Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
(3)We have commitments with various software vendors for agreements generally having terms longer than one year.
(4)In connection with the acquisition of Northwest Logic in the third quarter of 2019 and the Secure Silicon IP and Protocols business in the fourth quarter of 2019, we are obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.

Share Repurchase Program
During the six months ended June 30, 2020, we did not repurchase any shares of our common stock under our share repurchase program.
On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the plan may be made through the open market, established plans, or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the plan.

As of June 30, 2020, there remained an outstanding authorization to repurchase approximately 3.6 million shares of our outstanding common stock under the current share repurchase program.
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of June 30, 2020, we had an investment portfolio of fixed income marketable securities of $441.4 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of June 30, 2020, the fair value of the portfolio would decline by approximately $1.2 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the Netherlands and the United Kingdom, design centers in Canada, India and Finland and small business development offices in Australia, China, Japan, Korea, Singapore and Taiwan. We monitor our foreign currency exposure; however, as of June 30, 2020, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We have excluded Northwest Logic, Inc. and the Secure Silicon IP and Protocols businesses of Verimatrix, formerly Inside Secure, (the “acquired entities”) from our assessment of internal control over financial reporting as of June 30, 2020 because they were acquired by us in business combinations during the third quarter of 2019 and the fourth quarter of 2019, respectively.

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

A significant portion of our revenue consists of patent and technology license fees paid for access to our patented technologies, existing technology and other development and support services we provide to our customers. Our ability to secure and renew the licenses from which our revenues are derived depends on our customers adopting our technology and using it in the products they sell. Once secured, license revenue may be negatively affected by factors within and outside our control, including reductions in our customers’ sales prices, sales volumes, our failure to timely complete engineering deliverables, and the actual terms of such licenses themselves. In addition, our licensing cycle for new licensees as well as for renewals for existing licensees is lengthy, costly and unpredictable. We cannot provide any assurance that we will be successful in signing new license agreements or renewing existing license agreements on equal or favorable terms or at all. If we do not achieve our revenue goals, our results of operations could decline.

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

We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 52% and 49% of our revenue for the six months ended June 30, 2020 and 2019, respectively. Additionally, our top five customers represented approximately 46% and 49% of our revenues for the years ended December 31, 2019 and 2018, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future.

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

Our products and services are highly technical and complex, and among our various businesses our products and services are crucial to providing security and other critical functions for our customers’ operations. Our products and services have from time to time contained and may in the future contain undetected errors, bugs, defects or other security vulnerabilities. Some errors in our products and services may only be discovered after a product or service has been deployed and used by customers, and may in some cases only be detected under certain circumstances or after extended use. In addition, because the techniques used by hackers to access or sabotage our products and services and other technologies change and evolve frequently and generally are not recognized until launched against a target, we may be unable to anticipate, detect or prevent these techniques and may not address them in our data security technologies. Any errors, bugs, defects or security vulnerabilities discovered in our solutions after commercial release could adversely affect our revenue, our customer relationships and the market’s perception of our products and services. We may not be able to correct any errors, bugs, defects, security flaws or vulnerabilities promptly, or at all. Any breaches, defects, errors or vulnerabilities in our products and services could result in:

•expenditure of significant financial and research and development resources in efforts to analyze, correct, eliminate or work around breaches, errors, bugs or defects or to address and eliminate vulnerabilities;
•financial liability to customers for breach of certain contract provisions, including indemnification obligations;
•loss of existing or potential customers;
•product shipment restrictions or prohibitions to certain customers;
•delayed or lost revenue;
•delay or failure to attain market acceptance;
•negative publicity, which would harm our reputation; and
•litigation, regulatory inquiries or investigations that would be costly and harm our reputation.

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

For the six months ended June 30, 2020 and 2019, revenues received from our international customers constituted approximately 46% and 40%, respectively, of our total revenue. Additionally, for the years ended December 31, 2019 and 2018, revenues received from our international customers constituted approximately 40% and 44%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

We currently have international business operations in the United Kingdom, France and the Netherlands, international design operations in Canada, India and Finland, and business development operations in China, Japan, Korea, and Taiwan. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:

•hiring, maintaining and managing a workforce and facilities remotely and under various legal systems, including compliance with local labor and employment laws;
•non-compliance with our code of conduct or other corporate policies;
•natural disasters, acts of war, terrorism, widespread global pandemics or illness, such as the current Novel Coronavirus (COVID-19), or security breaches;
•export controls, tariffs, import and licensing restrictions and other trade barriers;
•profits, if any, earned abroad being subject to local tax laws and not being repatriated to the United States or, if repatriation is possible, limited in amount;
•adverse tax treatment of revenue from international sources and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding, income or other taxes in foreign jurisdictions;
•unanticipated changes in foreign government laws and regulations;
•increased financial accounting and reporting burdens and complexities;
•lack of protection of our intellectual property and other contract rights by jurisdictions in which we may do business to the same extent as the laws of the United States;
•potential vulnerability to computer system, internet or other systemic attacks, such as denial of service, viruses or other malware which may be caused by criminals, terrorists or other sophisticated organizations;
•social, political and economic instability;
•geopolitical issues, including changes in diplomatic and trade relationships, in particular with China; and
•cultural differences in the conduct of business both with customers and in conducting business in our international facilities and international sales offices.

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

Our common stock is listed on The NASDAQ Global Select Market under the symbol “RMBS.” The trading price of our common stock has at times experienced price volatility and may continue to fluctuate significantly in response to various factors, some of which are beyond our control. Some of these factors include:

•any progress, or lack of progress, real or perceived, in the development of products that incorporate our innovations and technology companies’ acceptance of our products, including the results of our efforts to expand into new target markets;
•our signing or not signing new licenses or renewing existing licenses, and the loss of strategic relationships with any customer;
•announcements of technological innovations or new products by us, our customers or our competitors;
•changes in our strategies, including changes in our licensing focus and/or acquisitions or dispositions of companies or businesses with business models or target markets different from our core;
•positive or negative reports by securities analysts as to our expected financial results and business developments;
•developments with respect to patents or proprietary rights and other events or factors;
•new litigation and the unpredictability of litigation results or settlements;
•repurchases of our common stock on the open market;
•issuance of additional securities by us, including in acquisitions, or large cash payments, including in acquisitions; and
•changes in accounting pronouncements, including the effects of ASC 606 and ASC 842.

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

We have material indebtedness. In November 2017, we issued $172.5 million aggregate principal amount of our 2023 Notes, the entire amount of which remains outstanding. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:

•we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;
•our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, litigation, general corporate or other purposes may be limited;
•a substantial portion of our cash flows from operations in the future may be required for the payment of interest and principal when due at maturity in February 2023; and
•we may be required to make cash payments upon any conversion of the 2023 Notes, which would reduce our cash on hand.

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

Our certificate of incorporation, our bylaws and Delaware law contain provisions that might enable our management to discourage, delay or prevent a change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Pursuant to such provisions:
•our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock, which means that a stockholder rights plan could be implemented by our board;
•our board of directors is staggered into two classes, only one of which is elected at each annual meeting;
•stockholder action by written consent is prohibited;
•nominations for election to our board of directors and the submission of matters to be acted upon by stockholders at a meeting are subject to advance notice requirements;

•certain provisions in our bylaws and certificate of incorporation such as notice to stockholders, the ability to call a stockholder meeting, advance notice requirements and action of stockholders by written consent may only be amended with the approval of stockholders holding 66 2/3% of our outstanding voting stock;
•our stockholders have no authority to call special meetings of stockholders; and
•our board of directors is expressly authorized to make, alter or repeal our bylaws.

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

We have an active program to protect our proprietary inventions through the filing of patents. There can be no assurance, however, that:

•any current or future U.S. or foreign patent applications will be approved and not be challenged by third parties;
•our issued patents will protect our intellectual property and not be challenged by third parties;
•the validity of our patents will be upheld;
•our patents will not be declared unenforceable;
•the patents of others will not have an adverse effect on our ability to do business;
•Congress or the U.S. courts or foreign countries will not change the nature or scope of rights afforded patents or patent owners or alter in an adverse way the process for seeking or enforcing patents;
•changes in law will not be implemented, or changes in interpretation of such laws will occur, that will affect our ability to protect and enforce our patents and other intellectual property;
•new legal theories and strategies utilized by our competitors will not be successful;
•others will not independently develop similar or competing chip interfaces or design around any patents that may be issued to us; or

•factors such as difficulty in obtaining cooperation from inventors, pre-existing challenges or litigation, or license or other contract issues will not present additional challenges in securing protection with respect to patents and other intellectual property that we acquire.

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

In addition, our patents will continue to expire according to their terms, with expected expiration dates ranging from 2020 to 2039. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1.1	First Amendment to Net Lease Agreement dated April 22, 2020 relating to the New San Jose Headquarters Location between Rambus Inc. and 237 North First Street Holdings, LLC.

10.2(1)	2015 Equity Incentive Plan, as amended.

10.3(1)	2015 Employee Stock Purchase Plan, as amended.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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

(1) Incorporated by reference to the Form 8-K filed on May 6, 2020, with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	August 7, 2020	By:	/s/ Rahul Mathur
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)