Form 10-Q
period 2020-09-30
RAMBUS INC
filed 2020-11-06
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 113,922,520 as of September 30, 2020.

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
•Impact of the Novel Coronavirus (“COVID-19”) pandemic on our business operations and financial results;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019

	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$89,475	$102,176
Marketable securities	430,746	305,488
Accounts receivable	33,025	44,039
Unbilled receivables	141,341	184,366
Inventories	14,218	10,086
Prepaids and other current assets	16,229	18,524
Total current assets	725,034	664,679
Intangible assets, net	41,052	54,900
Goodwill	183,222	183,465
Property, plant and equipment, net	59,425	44,714
Operating lease right-of-use assets	29,961	37,020
Deferred tax assets	5,249	4,574
Unbilled receivables, long-term	260,404	343,703
Other assets	4,671	5,931
Total assets	$1,309,018	$1,338,986
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,323	$9,549
Accrued salaries and benefits	15,719	20,291
Deferred revenue	14,950	11,947
Income taxes payable	20,008	19,142
Operating lease liabilities	4,576	6,357
Other current liabilities	22,306	18,893
Total current liabilities	90,882	86,179
Convertible notes	154,182	148,788
Long-term operating lease liabilities	35,973	39,889
Long-term income taxes payable	45,882	60,094
Deferred tax liabilities	15,139	13,846
Other long-term liabilities	8,714	19,272
Total liabilities	350,772	368,068
Commitments and contingencies (Notes 9, 11 and 15)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares
Issued and outstanding: no shares at September 30, 2020 and December 31, 2019	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares
Issued and outstanding: 113,922,520 shares at September 30, 2020 and 112,131,352 shares at December 31, 2019	114	112
Additional paid-in capital	1,280,051	1,261,142
Accumulated deficit	(321,787)	(290,244)
Accumulated other comprehensive loss	(132)	(92)
Total stockholders’ equity	958,246	970,918
Total liabilities and stockholders’ equity	$1,309,018	$1,338,986
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Revenue:
Royalties	$16,602	$19,448	$53,253	$71,351
Product revenue	29,769	21,377	92,222	46,372
Contract and other revenue	10,544	16,574	35,359	46,357
Total revenue	56,915	57,399	180,834	164,080
Cost of revenue:
Cost of product revenue	9,661	7,108	30,281	17,845
Cost of contract and other revenue	1,267	2,450	4,000	8,268
Amortization of acquired intangible assets	4,336	3,016	13,016	10,686
Total cost of revenue	15,264	12,574	47,297	36,799
Gross profit	41,651	44,825	133,537	127,281
Operating expenses:
Research and development	33,733	41,486	105,085	119,995
Sales, general and administrative	20,182	26,521	64,387	76,835
Amortization of acquired intangible assets	236	170	832	2,409
Restructuring charges	—	1,374	836	4,233
Change in fair value of earn-out liability	—	—	(1,800)	—
Impairment (recovery) of assets held for sale	—	(1,853)	—	15,137
Total operating expenses	54,151	67,698	169,340	218,609
Operating loss	(12,500)	(22,873)	(35,803)	(91,328)
Interest income and other income (expense), net	3,464	6,727	14,435	21,112
Interest expense	(2,586)	(2,497)	(7,721)	(7,302)
Interest and other income (expense), net	878	4,230	6,714	13,810
Loss before income taxes	(11,622)	(18,643)	(29,089)	(77,518)
Provision for (benefit from) income taxes	1,157	(1,312)	2,454	3,369
Net loss	$(12,779)	$(17,331)	$(31,543)	$(80,887)
Net loss per share:
Basic	$(0.11)	$(0.16)	$(0.28)	$(0.73)
Diluted	$(0.11)	$(0.16)	$(0.28)	$(0.73)
Weighted-average shares used in per share calculation:
Basic	113,828	111,315	113,437	110,633
Diluted	113,828	111,315	113,437	110,633

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Net loss	$(12,779)	$(17,331)	$(31,543)	$(80,887)
Other comprehensive income (loss):
Foreign currency translation adjustment	6	(2,096)	8	(2,270)
Unrealized gain (loss) on marketable securities, net of tax	(86)	17	(48)	101
Total comprehensive loss	$(12,859)	$(19,410)	$(31,583)	$(83,056)
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at June 30, 2020	113,744	$114	$1,274,136	$(309,008)	$(52)	$965,190
Net loss	—	—	—	(12,779)	—	(12,779)
Foreign currency translation adjustment	—	—	—	—	6	6
Unrealized loss on marketable securities, net of tax	—	—	—	—	(86)	(86)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	179	—	(919)	—	—	(919)
Stock-based compensation	—	—	6,834	—	—	6,834
Balances at September 30, 2020	113,923	$114	$1,280,051	$(321,787)	$(132)	$958,246

	For the Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at June 30, 2019	111,127	$111	$1,246,877	$(263,381)	$(10,381)	$973,226
Net loss	—	—	—	(17,331)	—	(17,331)
Foreign currency translation adjustment	—	—	—	—	(2,096)	(2,096)
Unrealized gain on marketable securities, net of tax	—	—	—	—	17	17
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	366	—	79	—	—	79
Stock-based compensation	—	—	7,388	—	—	7,388
Balances at September 30, 2019	111,493	$111	$1,254,344	$(280,712)	$(12,460)	$961,283

	For the Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at December 31, 2019	112,131	$112	$1,261,142	$(290,244)	$(92)	$970,918
Net loss	—	—	—	(31,543)	—	(31,543)
Foreign currency translation adjustment	—	—	—	—	8	8
Unrealized loss on marketable securities, net of tax	—	—	—	—	(48)	(48)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,792	2	(704)	—	—	(702)
Stock-based compensation	—	—	19,613	—	—	19,613
Balances at September 30, 2020	113,923	$114	$1,280,051	$(321,787)	$(132)	$958,246

	For the Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at December 31, 2018	109,018	$109	$1,226,588	$(204,294)	$(10,291)	$1,012,112
Net loss	—	—	—	(80,887)	—	(80,887)
Foreign currency translation adjustment	—	—	—	—	(2,270)	(2,270)
Unrealized gain on marketable securities, net of tax	—	—	—	—	101	101
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	2,475	2	6,099	—	—	6,101
Stock-based compensation	—	—	21,657	—	—	21,657
Cumulative effect adjustment from adoption of ASC 842	—	—	—	4,469	—	4,469
Balances at September 30, 2019	111,493	$111	$1,254,344	$(280,712)	$(12,460)	$961,283
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

	(In thousands)
Cash flows from operating activities:
Net loss	$(31,543)	$(80,887)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	19,613	21,657
Depreciation	20,853	16,226
Amortization of intangible assets	13,848	13,096
Non-cash interest expense and amortization of convertible debt issuance costs	5,394	5,104
Impairment of assets held for sale	—	15,137
Deferred income taxes	618	(2,118)
Loss on equity investment	521	424
(Gain) loss from disposal of property, plant, and equipment	(83)	141
Change in fair value of earn-out liability	(1,800)	—
Change in operating assets and liabilities:
Accounts receivable	11,014	10,423
Unbilled receivables	126,324	113,264
Prepaid expenses and other assets	2,188	4,532
Inventories	(4,132)	(3,121)
Accounts payable	1,063	4,798
Accrued salaries and benefits and other liabilities	(5,067)	(2,179)
Income taxes payable	(13,317)	(10,824)
Deferred revenue	3,003	(5,618)
Operating lease liabilities	(5,105)	(6,931)
Net cash provided by operating activities	143,392	93,124
Cash flows from investing activities:
Purchases of property, plant, and equipment	(20,799)	(4,161)
Purchases of marketable securities	(655,063)	(463,850)
Maturities of marketable securities	527,971	377,852
Proceeds from sale of marketable securities	2,948	2,000
Settlement of working capital adjustment from disposal of business	(1,131)	—
Investment in privately-held company	—	(1,000)
Proceeds from sale of property, plant and equipment	—	29
Acquisition of business, net of cash acquired	—	(21,779)
Net cash used in investing activities	(146,074)	(110,909)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	8,083	11,748
Payments of taxes on restricted stock units	(8,785)	(5,665)
Payments under installment payment arrangements	(9,152)	(4,330)
Net cash provided by (used in) financing activities	(9,854)	1,753
Effect of exchange rate changes on cash and cash equivalents	(157)	(497)
Less: net decrease in cash classified within assets held for sale	—	(7,545)
Net decrease in cash, cash equivalents and restricted cash	(12,693)	(24,074)
Cash, cash equivalents and restricted cash at beginning of period	102,518	116,252
Cash, cash equivalents and restricted cash at end of period	$89,825	$92,178

Non-cash investing and financing activities during the period:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$28,986	$24,997

The following table provides a reconciliation of the cash, cash equivalents and restricted cash balances as of September 30, 2020 and December 31, 2019:
	September 30, 2020	December 31, 2019
Cash and cash equivalents	$89,475	$102,176
Restricted cash	350	342
Cash, cash equivalents and restricted cash	$89,825	$102,518

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

2. Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13. The purpose of this ASU is to require a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-04),” which provided certain improvements to various ASUs, including ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326),” which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” which amends certain effective dates. In November 2019, the FASB issued ASU No. 2019-11, “Financial Instruments-Credit Losses (Topic 326),” which provides additional clarifications. In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments,” which provides additional clarifications and improvements. These ASUs and the related amendments are effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted this ASU on January 1, 2020. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.

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
In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40).” The amendments in this ASU amend the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity, including reducing the number of accounting models for convertible debt instruments and convertible preferred stock. This ASU also amends the related earnings (loss) per share guidance for both Subtopics, including the diluted earnings (loss) per share calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020. The amendments in this ASU may be applied on a modified retrospective basis or a fully retrospective basis. The Company is currently evaluating the impact that the adoption of this guidance will have on its condensed consolidated financial statements.

3. Revenue Recognition
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing, and a contract liability when revenue is recognized subsequent to invoicing.
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of September 30, 2020. The contract assets are transferred to receivables when the billing occurs.
The Company’s contract balances were as follows:

	As of
(In thousands)	September 30, 2020	December 31, 2019
Unbilled receivables	$401,745	$528,069
Deferred revenue	$14,950	$11,947
During the nine months ended September 30, 2020, the Company recognized $8.5 million of revenue that was included in the contract balances as of December 31, 2019.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $24.3 million as of September 30, 2020, which the Company primarily expects to recognize over the next 2 years.

4. Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the earnings by the weighted-average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss per share:
Numerator:
Net loss	$(12,779)	$(17,331)	$(31,543)	$(80,887)
Denominator:
Weighted-average shares outstanding - basic	113,828	111,315	113,437	110,633
Effect of potential dilutive common shares	—	—	—	—
Weighted-average shares outstanding - diluted	113,828	111,315	113,437	110,633
Basic net loss per share	$(0.11)	$(0.16)	$(0.28)	$(0.73)
Diluted net loss per share	$(0.11)	$(0.16)	$(0.28)	$(0.73)
For the three months ended September 30, 2020 and 2019, options to purchase approximately 0.4 million and 1.0 million shares, respectively, and for the nine months ended September 30, 2020 and 2019, options to purchase approximately 0.4 million and 1.2 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise and related unrecognized stock-based compensation expense. For the three months ended September 30, 2020 and 2019, an additional 2.0 million and 2.5 million shares, respectively, and for the nine months ended September 30, 2020 and 2019, an additional 2.2 million and 2.0 million shares, respectively, were excluded from the weighted-average dilutive shares because there was a net loss position for the periods.

5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the nine months ended September 30, 2020 (in thousands):

	As of December 31, 2019	Adjustment to Goodwill *	As of September 30, 2020
Total goodwill	$183,465	$(243)	$183,222
_________________________________________
*    Working capital adjustments related to the acquisition of Northwest Logic.

	As of September 30, 2020
	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$204,992	$(21,770)	$183,222

Intangible Assets, Net
The components of the Company’s intangible assets as of September 30, 2020 and December 31, 2019 were as follows:

		As of September 30, 2020
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$262,789	$(226,564)	$36,225
Customer contracts and contractual relationships	0.5 to 10 years	36,293	(34,066)	2,227
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	2,600	—	2,600
Total intangible assets		$301,982	$(260,930)	$41,052

		As of December 31, 2019
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$262,789	$(213,354)	$49,435
Customer contracts and contractual relationships	0.5 to 10 years	36,293	(33,428)	2,865
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	2,600	—	2,600
Total intangible assets		$301,982	$(247,082)	$54,900

During the three and nine months ended September 30, 2020, the Company did not purchase or sell any intangible assets.
Amortization expense for intangible assets for the three and nine months ended September 30, 2020 was $4.6 million and $13.8 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2019 was $3.2 million and $13.1 million, respectively. The estimated future amortization of intangible assets as of September 30, 2020 was as follows (in thousands):

Years Ending December 31:	Amount
2020 (remaining three months)	$4,565
2021	14,411
2022	7,444
2023	6,740
2024	5,292
Thereafter	—
Total amortizable purchased intangible assets	38,452
In-process research and development	2,600
Total intangible assets	$41,052
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
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). In line with the Company’s divestiture of its payment and ticketing businesses and its refocus on its semiconductor operations, commencing in the third quarter of 2019, the CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of September 30, 2020, the Company has a single operating and reportable segment. Accordingly, no additional disclosure of segment measures of profit or loss or total assets is applicable for all periods presented. The Company has recast the prior period segment information to reflect the current segment structure.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at September 30, 2020 and December 31, 2019, respectively, was as follows:

	As of
Customer	September 30, 2020	December 31, 2019
Customer 1	18%	*
Customer 2	12%	*
Customer 3	11%	*
Customer 4	*	19%
Customer 5	*	14%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and nine months ended September 30, 2020 and 2019, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2020	2019	2020	2019
Customer A	18%	*	17%	10%
Customer B	12%	13%	13%	*
Customer C	*	14%	*	15%
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period.
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
USA	$29,068	$33,218	$95,870	$97,421
Taiwan	8,234	4,186	19,050	19,047
South Korea	719	738	3,240	2,777
Japan	4,175	3,419	13,174	8,565
Europe	728	2,846	6,410	8,861
Canada	534	896	1,077	3,377
Singapore	6,754	7,695	23,186	14,304
Asia-Other	6,703	4,401	18,827	9,728
Total	$56,915	$57,399	$180,834	$164,080

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

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of September 30, 2020
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$25,123	$25,123	$—	$—	0.04%
U.S. Government bonds and notes	203,461	203,482	4	(25)	0.13%
Corporate notes, bonds, commercial paper and other	232,785	232,857	15	(87)	0.21%
Total cash equivalents and marketable securities	461,369	461,462	19	(112)
Cash	58,852	58,852	—	—
Total cash, cash equivalents and marketable securities	$520,221	$520,314	$19	$(112)

	As of December 31, 2019
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,065	$10,065	$—	$—	1.48%
U.S. Government bonds and notes	39,086	39,087	—	(1)	1.49%
Corporate notes, bonds, commercial paper and other	314,391	314,435	19	(63)	1.81%
Total cash equivalents and marketable securities	363,542	363,587	19	(64)
Cash	44,122	44,122	—	—
Total cash, cash equivalents and marketable securities	$407,664	$407,709	$19	$(64)
Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of
(In thousands)	September 30, 2020	December 31, 2019
Cash equivalents	$30,623	$58,054
Short term marketable securities	430,746	305,488
Total cash equivalents and marketable securities	461,369	363,542
Cash	58,852	44,122
Total cash, cash equivalents and marketable securities	$520,221	$407,664
The Company continues to invest in highly rated quality, highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019 are as follows:

	Fair Value		Gross Unrealized Loss
(In thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Less than 12 months:
U.S. Government bonds and notes	$61,419	$14,112	$(25)	$(1)
Corporate notes, bonds, commercial paper and other	99,678	250,822	(87)	(63)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$161,097	$264,934	$(112)	$(64)
The gross unrealized loss at September 30, 2020 and December 31, 2019 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	September 30, 2020
Due less than one year	$379,932
Due from one year through three years	56,314
Total	$436,246
Refer to Note 8, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

8. Fair Value of Financial Instruments
The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the below pricing levels as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$25,123	$25,123	$—	$—
U.S. Government bonds and notes	203,461	—	203,461	—
Corporate notes, bonds, commercial paper and other	232,785	—	232,785	—
Total available-for-sale securities	$461,369	$25,123	$436,246	$—

	As of December 31, 2019
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,065	$10,065	$—	$—
U.S. Government bonds and notes	39,086	—	39,086	—
Corporate notes, bonds, commercial paper and other	314,391	—	314,391	—
Total available-for-sale securities	$363,542	$10,065	$353,477	$—
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
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company which is a level 3 measurement. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of September 30, 2020, the

Company’s 25.0% ownership percentage amounts to a $3.1 million equity interest in this equity investment and it is included in other assets on the accompanying consolidated balance sheets. The Company recorded an immaterial amount in its consolidated statements of operations representing its share of the investee’s loss for the nine months ended September 30, 2020 and 2019.
For the three and nine months ended September 30, 2020 and 2019, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020			As of December 31, 2019
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the “2023 Notes”)	$172,500	$154,182	$179,907	$172,500	$148,788	$174,239
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 10, “Convertible Notes,” as of September 30, 2020, the 2023 Notes are carried at their aggregate face value of $172.5 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.

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
On July 8, 2019, the Company entered into a definitive triple net space lease agreement with 237 North First Street Holdings, LLC (the “Landlord”), whereby the Company leases office space located at 4453 North First Street in San Jose, California, (the “Lease”). In April 2020, the Lease was amended for certain terms (the “Amended Lease”). The Amended Lease includes approximately 90,000 square feet of office space, which serves as the Company’s corporate headquarters and include engineering, sales, marketing and administrative functions. The Amended Lease has a term of 128 months from the amended commencement date in April 2020. The starting rent of the Amended Lease is approximately $3.26 per square foot on a triple net basis. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Amended Lease and will be $4.38 per square foot in the final year of the Amended Lease term. In addition to the base rent, the Company will also pay operating expenses, insurance expenses, real estate taxes, and a management fee under the Amended Lease. The Amended Lease also allows for an option to expand, wherein the Company has the right of first refusal to rent additional space in the building. The Company has a one-time option to extend the Amended Lease for a period of 60 months and may elect to terminate the Amended Lease, via written notice to the Landlord, in the event the office space is damaged or destroyed. Total required payments under the Amended Lease are approximately $41 million. Pursuant to the terms of the Amended Lease, the landlord agreed to reimburse the Company up to $9.0 million, related to a tenant improvement allowance. The lease of the Company’s Sunnyvale, California, headquarters expired on June 30, 2020.

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of September 30, 2020 (in thousands):

Years ending December 31,	Amount
2020 (remaining three months)	$1,523
2021	8,518
2022	7,317
2023	4,564
2024	3,925
Thereafter	25,368
Total minimum lease payments	51,215
Less: amount of lease payments representing interest	(10,666)
Present value of future minimum lease payments	40,549
Less: current obligations under leases	(4,576)
Long-term lease obligations	$35,973
As of September 30, 2020, the weighted-average remaining lease term for the Company’s operating leases was 8.2 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 4.2%.
Operating lease costs included in the condensed consolidated statements of operations were $1.8 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively. Operating lease costs included in the condensed consolidated statements of operations were $7.7 million and $6.7 million for the nine months ended September 30, 2020 and 2019, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $5.6 million and $7.8 million for the nine months ended September 30, 2020 and 2019, respectively.

10. Convertible Notes
The Company’s convertible notes are shown in the following table:

	As of
(In thousands)	September 30, 2020	December 31, 2019
2023 Notes	$172,500	$172,500
Unamortized discount - 2023 Notes	(17,143)	(22,163)
Unamortized debt issuance costs - 2023 Notes	(1,175)	(1,549)
Total convertible notes	154,182	148,788
Less current portion	—	—
Total long-term convertible notes	$154,182	$148,788
Interest expense related to the notes for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
2023 Notes coupon interest at a rate of 1.375%	$593	$593	$1,779	$1,779
2023 Notes amortization of discount and debt issuance costs at an additional effective interest rate of 4.9%	1,823	1,725	5,394	5,104
Total interest expense on convertible notes	$2,416	$2,318	$7,173	$6,883

11. Commitments and Contingencies
As of September 30, 2020, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2020	2021	2022	2023	2024
Contractual obligations (1) (2)
Other contractual obligations	$338	$120	$218	$—	$—	$—
Software licenses (3)	22,122	4,117	11,977	6,028	—	—
Acquisition retention bonuses (4)	6,998	499	3,499	3,000	—	—
Convertible notes	172,500	—	—	—	172,500	—
Interest payments related to convertible notes	5,936	—	2,372	2,372	1,192	—
Total	$207,894	$4,736	$18,066	$11,400	$173,692	$—
_________________________________________
(1)The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $26.7 million including $23.6 million recorded as a reduction of long-term deferred tax assets and $3.1 million in long-term income taxes payable as of September 30, 2020. As noted below in Note 14, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
(2)For the Company’s lease commitments as of September 30, 2020, refer to Note 9, “Leases.”
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
Indemnification
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification or liability that the Company could be exposed to under these agreements, however, this is not always possible. The fair value of the liability as of September 30, 2020 and December 31, 2019 was not material.

12. Equity Incentive Plans and Stock-Based Compensation
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Shares available as of December 31, 2019	6,826,863
Increase in shares approved for issuance (3)	7,800,000
Stock options granted	(40,000)
Stock options forfeited	97,836
Nonvested equity stock and stock units granted (1) (2)	(3,446,570)
Nonvested equity stock and stock units forfeited (1)	977,873
Total available for grant as of September 30, 2020	12,216,002
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

General Stock Option Information
The following table summarizes stock option activity under the 2015 Plan for the nine months ended September 30, 2020 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2020.

	Options Outstanding
(In thousands, except per share amounts and years)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,639,146	$11.37
Options granted	40,000	$15.59
Options exercised	(493,979)	$10.45
Options forfeited	(97,836)	$19.63
Outstanding as of September 30, 2020	1,087,331	$11.20	4.99	$2,893
Vested or expected to vest at September 30, 2020	1,084,594	$11.19	4.98	$2,892
Options exercisable at September 30, 2020	861,695	$10.61	4.14	$2,749
Employee Stock Purchase Plan
Under the 2015 Employee Stock Purchase Plan (“2015 ESPP”), the Company issued 277,838 shares at a price of $10.51 per share and 429,396 shares at a price of $7.95 per share during the nine months ended September 30, 2020 and 2019, respectively. On April 30, 2020, the Company's stockholders approved an additional 2,000,000 shares to be reserved for issuance under the 2015 ESPP. As of September 30, 2020, approximately 3.4 million shares under the 2015 ESPP remained available for issuance.
Stock-Based Compensation
For the nine months ended September 30, 2020 and 2019, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
During the three and nine months ended September 30, 2020 and 2019, respectively, the number of stock options granted were not material. During the three and nine months ended September 30, 2020, the Company recorded stock-based compensation expense related to stock options of $0.2 million and $0.4 million, respectively. During the three and nine months ended September 30, 2019, the Company recorded stock-based compensation expense related to stock options of $0.3 million and $0.8 million, respectively.
As of September 30, 2020, there was $1.4 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Employee Stock Purchase Plan
For the three and nine months ended September 30, 2020, the Company recorded compensation expense related to the 2015 ESPP of $0.3 million and $1.1 million, respectively. For the three and nine months ended September 30, 2019, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.3 million and $1.2 million, respectively. As of September 30, 2020, there was $0.1 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.

Valuation Assumptions
The fair value of stock awards is estimated as of the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the table below.
The stock options granted during the three and nine months ended September 30, 2020 and 2019, respectively, were not material.

	Employee Stock Purchase Plan
	Nine Months Ended
	September 30,
	2020	2019
Employee Stock Purchase Plan:
Expected stock price volatility	46%	32%
Risk free interest rate	0.12%	2.44%
Expected term (in years)	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$3.50	$2.80

Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the nine months ended September 30, 2020, the Company granted nonvested equity stock units totaling approximately 0.1 million and 1.9 million shares under the 2015 Plan. During the three and nine months ended September 30, 2019, the Company granted nonvested equity stock units totaling approximately 0.4 million and 4.1 million shares under both the 2015 Plan and 2019 Inducement Plan, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and nine months ended September 30, 2020, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.9 million and $30.2 million, respectively. For the three and nine months ended September 30, 2019, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $5.6 million and $41.2 million, respectively. During the first quarters of 2020 and 2019, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the three and nine months ended September 30, 2020, the Company recorded stock-based compensation expense of approximately $6.3 million and $18.1 million, respectively, related to all outstanding nonvested equity stock grants. For the three and nine months ended September 30, 2019, the Company recorded stock-based compensation expense of approximately $6.8 million and $19.7 million, respectively, related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $39.9 million at September 30, 2020. This amount is expected to be recognized over a weighted-average period of 2.3 years.
The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2020:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2019	5,289,483	$11.27
Granted	1,931,563	$15.62
Vested	(1,566,615)	$11.65
Forfeited	(547,897)	$11.65
Nonvested at September 30, 2020	5,106,534	$12.77

13.  Stockholders’ Equity
Share Repurchase Programs
During the nine months ended September 30, 2020, the Company did not repurchase any shares of its common stock under its share repurchase program.
On January 21, 2015, the Company’s board of directors (the “Board”) approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2015 Repurchase Plan”). Share repurchases under the 2015 Repurchase Plan may be made through the open market, established plans, or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations.
As of September 30, 2020, there remained an outstanding authorization to repurchase approximately 3.6 million shares of the Company’s outstanding common stock under the 2015 Repurchase Plan.
On October 29, 2020, the Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Plan”). Share repurchases under the 2020 Repurchase Plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Plan. The 2020 Repurchase Plan replaces the 2015 Repurchase Plan and cancels the remaining shares outstanding as part of the previous authorization. No repurchases have been made under the 2020 Repurchase Plan.
The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

14. Income Taxes
The Company recorded a provision for (benefit from) income taxes of $1.2 million and $(1.3) million for the three months ended September 30, 2020 and 2019, respectively, and $2.5 million and $3.4 million for the nine months ended September 30, 2020 and 2019, respectively. The provision for income taxes for the three and nine months ended September 30, 2020 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the projected annual effective tax rate for the foreign jurisdictions for 2020, partial California deferred tax asset valuation allowance release, and indefinite-lived intangible tax amortization expense. The provision for (benefit from) income taxes for the three and nine months ended September 30, 2019 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the projected annual effective tax rate for the foreign jurisdictions for 2019 and a one-time benefit from the release of valuation allowance related to the Northwest Logic acquisition purchase accounting.
During the three months ended September 30, 2020 and 2019, the Company paid withholding taxes of $5.2 million and $4.3 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company paid withholding taxes of $14.8 million and $13.0 million, respectively.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, the Company assessed the changes in its underlying facts and circumstances and evaluated the realizability of its existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and California deferred tax assets was appropriate. The Company continues to maintain a full valuation allowance against its U.S. federal deferred tax assets. As a result of the enactment of California A.B. 85 and the temporary suspension of California net operating loss utilization for tax years 2020 through 2022, the Company released $0.7 million of the valuation allowance on its deferred tax asset for California research and development tax credits during the second quarter of 2020. During the three months ended September 30, 2020, the Company re-established $0.1 million of the valuation allowance, resulting in a net release of $0.6 million of the valuation allowance on its deferred tax asset for California research and development tax credits during the nine months ended September 30, 2020. The Company continues to maintain a full valuation allowance on the remainder of its California deferred tax assets as it does not expect to be able to fully utilize them.

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
As of September 30, 2020, the Company had approximately $130.8 million of unrecognized tax benefits, including $23.6 million recorded as a reduction of long-term deferred tax assets, $104.1 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea (Korea), and $3.1 million recorded in long-term income taxes payable. If recognized, $3.1 million would be recorded as an income tax benefit. As a result of recent court rulings in Korea, the Company has determined that they may be entitled to refund claims for foreign taxes previously withheld from licensees in Korea. The Company recognizes that there are numerous risks and uncertainties associated with the ultimate collection of this refund, and has therefore maintained an offsetting reserve for the entire amount of refundable withholding taxes previously withheld in Korea. As of December 31, 2019, the Company had $115.7 million of unrecognized tax benefits, including $22.8 million recorded as a reduction of long-term deferred tax assets, $91 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $1.8 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At September 30, 2020 and December 31, 2019, an immaterial amount of interest and penalties is included in long-term income taxes payable.
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

16. Restructuring Charges
The 2019 Plan

In June 2019, the Company initiated a restructuring program to reduce overall expenses to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2019 Plan”). In connection with the 2019 Plan, the Company initiated a plan of termination resulting in a reduction of approximately 80 employees. During the nine months ended September 30, 2020, the Company recorded a charge of approximately $0.8 million related to the reduction in workforce. No charge was recorded during the three months ended September 30, 2020. The 2019 Plan was substantially completed in the second quarter of 2020.

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

Executive Summary
We had a strong quarter, delivering on our revenue and profit expectations. Our memory interface Chips revenue is up 39% year-over-year. We also extended our license agreement with Micron for an additional four years. Additionally, our Board authorized a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares.

Key 2020 third quarter financial results included:

•Revenue of $56.9 million;
•Operating expenses of $54.2 million; and
•Net cash provided by operating activities of approximately $44.1 million.

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

Revenues from royalties accounted for 29% of our consolidated revenue for both the three and nine months ended September 30, 2020, as compared to 34% and 43% for the three and nine months ended September 30, 2019, respectively.

The remainder of our revenue is product revenue, contract and other revenue, which includes our product sales, IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Product revenue accounted for 52% and 51% of our consolidated revenue for the three and nine months ended September 30, 2020, respectively, as compared to 37% and 28% for the three and nine months ended September 30, 2019, respectively. Contract and other revenue accounted for 19% and 20% of our consolidated revenue for the three and nine months ended September 30, 2020, respectively, as compared to 29% and 28% for the three and nine months ended September 30, 2019, respectively.

Costs and Expenses
Cost of product revenue for the three months ended September 30, 2020 increased approximately $2.6 million as compared to the same period in 2019. Cost of product revenue for the nine months ended September 30, 2020 increased approximately $12.5 million as compared to the same period in 2019. The increase in both periods was primarily due to increased cost of sales associated with our memory interface chips.
Cost of contract and other revenue for the three months ended September 30, 2020 decreased approximately $1.2 million as compared to the same period in 2019. Cost of contract and other revenue for the nine months ended September 30, 2020 decreased approximately $4.3 million as compared to the same period in 2019. The decrease in both periods was primarily due to incurring lower costs as a result of the divestiture of our former Payments and Ticketing businesses in the fourth quarter of 2019.
Research and development expenses continue to play a key role in our efforts to drive our product innovations. Our research and development expenses for the three months ended September 30, 2020 decreased $7.8 million as compared to the same period in 2019 primarily due to decreased headcount related expenses of $3.5 million, consulting costs of $1.3 million, prototyping costs of $1.1 million, travel costs of $0.6 million, stock-based compensation expense of $0.4 million, facilities costs of $0.4 million and bonus expense of $0.3 million, offset by increased retention bonus expense related to acquisitions of $0.7 million. Research and development expenses for the nine months ended September 30, 2020 decreased $14.9 million as compared to the same period in 2019 primarily due to decreased headcount related expenses of $9.9 million, consulting costs of $4.7 million, stock-based compensation expense of $1.5 million and travel costs of $1.5 million, offset by increased retention bonus expense related to acquisitions of $3.2 million and prototyping costs of $0.6 million.
Sales, general and administrative expenses for the three months ended September 30, 2020 decreased $6.3 million as compared to the same period in 2019, primarily due to decreased acquisition and divestiture related costs of $2.4 million, consulting costs of $1.4 million, headcount related expenses of $1.1 million, travel costs of $0.9 million and depreciation expense of $0.3 million. Sales, general and administrative expenses for the nine months ended September 30, 2020 decreased $12.4 million as compared to the same period in 2019, primarily due to decreased headcount related expenses of $4.9 million, consulting costs of $2.8 million, travel costs of $2.7 million, acquisition and divestiture related costs of $1.8 million and depreciation expense of $0.9 million, offset by increased facilities costs of $1.0 million.
Intellectual Property
As of September 30, 2020, our semiconductor, security, and other technologies are covered by 2,416 U.S. and foreign patents. Additionally, we have 592 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.
COVID-19 Pandemic
In December 2019, the Novel Coronavirus (COVID-19) was reported in China, in January 2020 the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. The COVID-19 pandemic has created significant global economic uncertainty and may adversely impact the business of our customers, partners and vendors. The extent of the impact of the Novel Coronavirus (COVID-19) on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and impact on our partners or employees, all of which are uncertain and cannot be predicted. At this point, the extent to which the Novel Coronavirus (COVID-19) may impact our financial condition or results of operations remains uncertain. Actual results could differ from any estimates and any such differences could be material to our financial statements. Furthermore, the effect of the Novel Coronavirus (COVID-19) may not be fully reflected in our results of operations until future periods, if at all.

Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory and SerDes technology, adoption of security solutions, the use and adoption of our inventions or technologies generally, industry consolidation, and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers represented approximately 49% of our revenue for both the three and nine months ended September 30, 2020, as compared to 49% and 47% for the three and nine months ended September 30, 2019, respectively. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation, and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 49% and 47% of our total revenue for the three and nine months ended September 30, 2020, respectively, as compared to 42% and 41% for the three and nine months ended September 30, 2019, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 6, “Segment Information,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Royalties	29.2%	33.9%	29.4%	43.5%
Product revenue	52.3%	37.2%	51.0%	28.3%
Contract and other revenue	18.5%	28.9%	19.6%	28.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	17.0%	12.4%	16.7%	10.9%
Cost of contract and other revenue	2.2%	4.2%	2.2%	5.1%
Amortization of acquired intangible assets	7.6%	5.3%	7.2%	6.5%
Total cost of revenue	26.8%	21.9%	26.2%	22.5%
Gross profit	73.2%	78.1%	73.8%	77.5%
Operating expenses:
Research and development	59.3%	72.3%	58.1%	73.1%
Sales, general and administrative	35.5%	46.2%	35.6%	46.8%
Amortization of acquired intangible assets	0.4%	0.3%	0.5%	1.5%
Restructuring charges	—%	2.4%	0.5%	2.6%
Change in fair value of earn-out liability	—%	—%	(1.0)%	—%
Impairment (recovery) of assets held for sale	—%	(3.2)%	—%	9.2%
Total operating expenses	95.1%	118.0%	93.6%	133.2%
Operating loss	(22.0)%	(39.9)%	(19.8)%	(55.7)%
Interest income and other income (expense), net	6.1%	11.7%	8.0%	12.9%
Interest expense	(4.5)%	(4.3)%	(4.3)%	(4.5)%
Interest and other income (expense), net	1.5%	7.4%	3.7%	8.4%
Loss before income taxes	(20.4)%	(32.5)%	(16.1)%	(47.2)%
Provision for (benefit from) income taxes	2.0%	(2.3)%	1.4%	2.1%
Net loss	(22.5)%	(30.2)%	(17.4)%	(49.3)%

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Total Revenue:
Royalties	$16.6	$19.4	(14.6)%	$53.2	$71.3	(25.4)%
Product revenue	29.8	21.4	39.3%	92.2	46.4	98.9%
Contract and other revenue	10.5	16.6	(36.4)%	35.4	46.4	(23.7)%
Total revenue	$56.9	$57.4	(0.8)%	$180.8	$164.1	10.2%
Royalty Revenue
Our royalty revenue, which includes patent and technology license royalties, decreased approximately $2.8 million to $16.6 million for the three months ended September 30, 2020 from $19.4 million for the same period in 2019. Our royalty revenue decreased approximately $18.1 million to $53.2 million for the nine months ended September 30, 2020 from $71.3 million for the same period in 2019. The decrease in both periods was due primarily to the timing of renewals and the related structure of architecture license agreements which include both fixed and variable components.
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
Product Revenue
Product revenue consists of revenue from the sale of memory and security products. Product revenue increased approximately $8.4 million to $29.8 million for the three months ended September 30, 2020 from $21.4 million for the same period in 2019. Product revenue increased approximately $45.8 million to $92.2 million for the nine months ended September 30, 2020 from $46.4 million for the same period in 2019. The increase in both periods was due to greater industry adoption and market share gains of our memory interface chips.
We believe that product revenue will continue to increase in 2020 as compared to 2019, mainly from the sale of our memory interface chips. Our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers and our ability to meet our customers’ demands.
Contract and Other Revenue
Contract and other revenue consist of revenue from technology development projects. Contract and other revenue decreased approximately $6.1 million to $10.5 million for the three months ended September 30, 2020 from $16.6 million for the same period in 2019. Contract and other revenue decreased approximately $11.0 million to $35.4 million for the nine months ended September 30, 2020 from $46.4 million for the same period in 2019. The decrease in both periods was primarily due to lower revenue associated with our former Payments and Ticketing businesses, which was divested in the fourth quarter of 2019, offset by growth experienced in our Silicon IP offerings.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.
Cost of product revenue

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Cost of product revenue	$9.7	$7.1	35.9%	$30.3	$17.8	69.7%
Cost of product revenue increased approximately $2.6 million to $9.7 million for the three months ended September 30, 2020 from $7.1 million for the same period in 2019. Cost of product revenue increased approximately $12.5 million to $30.3 million for the nine months ended September 30, 2020 from $17.8 million for the same period in 2019. The increase in both periods was primarily due to increased cost of sales associated with higher sales of memory interface chips.
In the near term, we expect costs of product revenue to be higher as we expect higher sales of our various products in 2020 as compared to 2019.
Cost of contract and other revenue

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Cost of contract and other revenue	$1.3	$2.5	(48.3)%	$4.0	$8.3	(51.6)%
Cost of contract and other revenue for the three months ended September 30, 2020 decreased approximately $1.2 million as compared to the same period in 2019. Cost of contract and other revenue for the nine months ended September 30, 2020 decreased approximately $4.3 million as compared to the same period in 2019. The decrease in both periods was primarily due to incurring lower costs as a result of the divestiture of our former Payments and Ticketing businesses in the fourth quarter of 2019.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.

Research and development expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Research and development expenses:
Research and development expenses	$31.1	$38.5	(19.2)%	$97.3	$110.7	(12.1)%
Stock-based compensation	2.6	3.0	(12.8)%	7.8	9.3	(16.4)%
Total research and development expenses	$33.7	$41.5	(18.7)%	$105.1	$120.0	(12.4)%
Total research and development expenses decreased $7.8 million for the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to decreased headcount related expenses of $3.5 million, consulting costs of $1.3 million, prototyping costs of $1.1 million, travel costs of $0.6 million, stock-based compensation expense of $0.4 million, facilities costs of $0.4 million and bonus expense of $0.3 million, offset by increased retention bonus expense related to acquisitions of $0.7 million.
Total research and development expenses decreased $14.9 million for the nine months ended September 30, 2020 as compared to the same period in 2019 primarily due to decreased headcount related expenses of $9.9 million, consulting costs of $4.7 million, stock-based compensation expense of $1.5 million and travel costs of $1.5 million, offset by increased retention bonus expense related to acquisitions of $3.2 million and prototyping costs of $0.6 million.
In the near term, we expect research and development expenses to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, general and administrative expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses	$16.0	$22.1	(27.9)%	$52.5	$64.5	(18.5)%
Stock-based compensation	4.2	4.4	(3.8)%	11.9	12.3	(4.2)%
Total sales, general and administrative expenses	$20.2	$26.5	(23.9)%	$64.4	$76.8	(16.2)%

Total sales, general and administrative expenses decreased $6.3 million for the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to decreased acquisition and divestiture related costs of $2.4 million, consulting costs of $1.4 million, headcount related expenses of $1.1 million, travel costs of $0.9 million and depreciation expense of $0.3 million.
Total sales, general and administrative expenses decreased $12.4 million for the nine months ended September 30, 2020 as compared to the same period in 2019 primarily due to decreased headcount related expenses of $4.9 million, consulting costs of $2.8 million, travel costs of $2.7 million, acquisition and divestiture related costs of $1.8 million and depreciation expense of $0.9 million, offset by increased facilities costs of $1.0 million.
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

Amortization of acquired intangible assets

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$4.3	$3.0	43.8%	$13.0	$10.7	21.8%
Amortization of acquired intangible assets included in total operating expenses	0.2	0.2	38.8%	0.8	2.4	(65.5)%
Total amortization of acquired intangible assets	$4.5	$3.2	43.5%	$13.8	$13.1	5.8%
Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the three months ended September 30, 2020 increased approximately $1.3 million as compared to the same period in 2019. Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the nine months ended September 30, 2020 increased approximately $0.7 million as compared to the same period in 2019. The increase in both periods was primarily due to additional amortization from intangible assets acquired as part of the acquisitions from the second half of 2019, partially offset by certain other intangible assets being fully amortized.
Restructuring charges

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Restructuring charges	$—	$1.4	(100.0)%	$0.8	$4.2	(80.3)%

During 2019, we initiated a restructuring program to reduce overall expenses to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs.
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
During the first quarter of 2020, we recorded a reduction in the fair value of the earn-out liability related to the 2019 asset purchase agreement to acquire the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure, based on its then-current fair value in light of the likely achievement of the specified performance milestones, resulting in a gain in our condensed consolidated statements of operations.
Impairment (recovery) of assets held for sale

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Impairment (recovery) of assets held for sale	$—	$(1.9)	(100.0)%	$—	$15.1	(100.0)%

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

Interest and other income (expense), net

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Interest income and other income (expense), net	$3.5	$6.7	(48.5)%	$14.4	$21.1	(31.6)%
Interest expense	(2.6)	(2.5)	3.6%	(7.7)	(7.3)	5.7%
Interest and other income (expense), net	$0.9	$4.2	(79.2)%	$6.7	$13.8	(51.4)%
Interest income and other income (expense), net, consists primarily of interest income of $3.3 million and $11.4 million for the three and nine months ended September 30, 2020, respectively, due to the significant financing component of licensing agreements. Interest income and other income (expense), net, also includes interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
Interest expense primarily consists of interest expense associated with the non-cash interest expense related to the amortization of the debt discount and issuance costs on the 1.375% convertible senior notes due 2023 (the “2023 Notes”), as well as the coupon interest related to these notes. We expect our non-cash interest expense to increase steadily as the notes reach maturity.
Provision for (benefit from) income taxes

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30, 2020		Change in
(Dollars in millions)	2020	2019	Percentage	2020	2019	Percentage
Provision for (benefit from) income taxes	$1.2	$(1.3)	NM*	$2.5	$3.4	(27.2)%
Effective tax rate	(10.0)%	7.0%		(8.4)%	(4.3)%
_____________________________________
*    NM — percentage is not meaningful

The provision for income taxes reported for the three and nine months ended September 30, 2020 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the projected annual effective tax rate for the foreign jurisdictions for 2020, partial California deferred tax asset valuation allowance release, and indefinite lived intangible tax amortization expense. Our income tax provision for (benefit from) the three months ended September 30, 2020 and 2019 reflected an effective tax rate of (10.0)% and 7.0%, respectively. Our income tax provision for the nine months ended September 30, 2020 and 2019 reflected an effective tax rate of (8.4)% and (4.3)%, respectively. Our effective tax rate for the three and nine months ended September 30, 2020 differed from the statutory rate primarily due to U.S. and foreign current taxes payable and no benefit for current losses due to the full valuation allowance against U.S. deferred tax assets. Our effective tax rate for the three and nine months ended September 30, 2019 differed from the statutory rate primarily due to U.S. and foreign current taxes payable, a one-time benefit from the release of valuation allowance related to the Northwest Logic acquisition purchase accounting, and no benefit for current losses due to the full valuation allowance against U.S. deferred tax assets.
We recorded a provision for (benefit from) income taxes of $1.2 million and $(1.3) million for the three months ended September 30, 2020 and 2019, respectively, and $2.5 million and $3.4 million for the nine months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020 and 2019, we paid withholding taxes of $5.2 million and $4.3 million, respectively. During the nine months ended September 30, 2020 and 2019, we paid withholding taxes of $14.8 million and $13.0 million, respectively.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, we assessed the changes in our underlying facts and circumstances and evaluated the realizability of our existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and California deferred tax assets was appropriate. We continue to maintain a full valuation allowance against our U.S. federal deferred tax assets. As a result of the enactment of California A.B. 85 and the temporary suspension of California net operating loss utilization for tax years 2020 through 2022, we released a portion of the valuation allowance on our deferred tax asset for California research and development tax credits during the nine months ended September 30, 2020. We continue to maintain a full valuation allowance on the remainder of our California deferred tax assets, as we do not expect to be able to fully utilize them.

We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.

Liquidity and Capital Resources

	As of
(In millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$89.5	$102.2
Marketable securities	430.7	305.5
Total cash, cash equivalents, and marketable securities	$520.2	$407.7

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Net cash provided by operating activities	$143.4	$93.1
Net cash used in investing activities	$(146.1)	$(110.9)
Net cash provided by (used in) financing activities	$(9.9)	$1.8

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the nine months ended September 30, 2020 were funded primarily from cash collected from our customers.
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
To provide us with more flexibility in returning capital to our stockholders, on October 29, 2020, our Board approved the 2020 Repurchase Plan authorizing the repurchase of up to an aggregate of 20.0 million shares, which we may tactically execute from time to time. The 2020 Repurchase Plan replaces the 2015 Repurchase Plan and cancels the remaining shares outstanding as part of the previous authorization. No repurchases have been made under the 2020 Repurchase Plan. See “Share Repurchase Programs” below.
Operating Activities
Cash provided by operating activities of $143.4 million for the nine months ended September 30, 2020 was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the nine months ended September 30, 2020 primarily included decreases in unbilled receivables, accounts receivable, and increases in accounts payable and deferred revenue, offset by increases in inventories and decreases in income taxes payable as well as accrued salaries and benefits.

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

Investing Activities
Cash used in investing activities of $146.1 million for the nine months ended September 30, 2020 consisted of purchases of available-for-sale marketable securities of $655.1 million, $20.8 million paid to acquire property, plant and equipment, and $1.1 million paid to settle a net working capital adjustment related to the divestiture of the Company’s Payments and Ticketing businesses, offset by proceeds from the maturities and sale of available-for-sale marketable securities of $528.0 million and $2.9 million, respectively.
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
Financing Activities
Cash used in financing activities of $9.9 million for the nine months ended September 30, 2020 was primarily due to $9.2 million in payments under installment payment arrangements to acquire fixed assets and $8.8 million in payments of taxes on restricted stock units, offset by $8.1 million in proceeds from the issuance of common stock under equity incentive plans.
Cash provided by financing activities of $1.8 million for the nine months ended September 30, 2019 was primarily due to $11.7 million proceeds from the issuance of common stock under equity incentive plans, offset by $5.7 million in payments of taxes on restricted stock units and $4.3 million in payments under installment payment arrangements to acquire fixed assets.

Contractual Obligations
As of September 30, 2020, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2020	2021	2022	2023	2024
Contractual obligations (1) (2):
Other contractual obligations	$338	$120	$218	$—	$—	$—
Software licenses (3)	22,122	4,117	11,977	6,028	—	—
Acquisition retention bonuses (4)	6,998	499	3,499	3,000	—	—
Convertible notes	172,500	—	—	—	172,500	—
Interest payments related to convertible notes	5,936	—	2,372	2,372	1,192	—
Total	$207,894	$4,736	$18,066	$11,400	$173,692	$—
_________________________________________
(1)The above table does not reflect possible payments in connection with uncertain tax benefits of approximately $26.7 million including $23.6 million recorded as a reduction of long-term deferred tax assets and $3.1 million in long-term income taxes payable as of September 30, 2020. As noted in Note 14, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.
(2)For our lease commitments as of September 30, 2020, refer to Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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

Share Repurchase Programs
During the nine months ended September 30, 2020, we did not repurchase any shares of our common stock under the 2015 Repurchase Plan.
On January 21, 2015, our Board approved the 2015 Repurchase Plan authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the 2015 Repurchase Plan may be made through the open market, established plans, or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations.

As of September 30, 2020, there remained an outstanding authorization to repurchase approximately 3.6 million shares of our outstanding common stock under the 2015 Repurchase Plan.
On October 29, 2020, our Board approved the 2020 Repurchase Plan authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the 2020 Repurchase Plan may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Plan. The 2020 Repurchase Plan replaces the 2015 Repurchase Plan and cancels the remaining shares outstanding as part of the previous authorization. No repurchases have been made under the 2020 Repurchase Plan.
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss, similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of September 30, 2020, we had an investment portfolio of fixed income marketable securities of $461.4 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of

September 30, 2020, the fair value of the portfolio would decline by approximately $1.6 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the Netherlands and the United Kingdom, design centers in Canada, India and Finland and small business development offices in Australia, China, Japan, Korea, Singapore and Taiwan. We monitor our foreign currency exposure; however, as of September 30, 2020, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We have excluded the Secure Silicon IP and Protocols businesses of Verimatrix, formerly Inside Secure, from our assessment of internal control over financial reporting as of September 30, 2020 because it was acquired by us in a business combination during the fourth quarter of 2019.

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

We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 49% and 47% of our revenue for the nine months ended September 30, 2020 and 2019, respectively. Additionally, our top five customers represented approximately 46% and 49% of our revenues for the years ended December 31, 2019 and 2018, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future.

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

For the nine months ended September 30, 2020 and 2019, revenues received from our international customers constituted approximately 47% and 41%, respectively, of our total revenue. Additionally, for the years ended December 31, 2019 and 2018, revenues received from our international customers constituted approximately 40% and 44%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

We face risks related to the Novel Coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales and financial results.

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

We use open source software in our services and we intend to continue to use open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products or alleging that these companies have violated the terms of an open source license. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or alleging that we have violated the terms of an open source license. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our solutions. In addition, if we were to combine our proprietary software solutions with open source software in certain manners, we could, under certain open source licenses, be required to publicly release the source code of our proprietary software solutions. If we inappropriately use open source software, we may be required to re-engineer our solutions, discontinue the sale of our solutions, release the source code of our proprietary software to the public at no cost or take other remedial actions. There is a risk that open source licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions, which could adversely affect our business, operating results and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1†	Amendment dated September 2, 2020 relating to Semiconductor Patent License Agreement between Rambus Inc. and Micron Technology, Inc.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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

†    Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	November 6, 2020	By:	/s/ Rahul Mathur
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)