Form 10-K
period 2020-12-31
RAMBUS INC
filed 2021-02-26
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K
________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2020
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-22339
________________________________________
RAMBUS INC.
(Exact name of registrant as specified in its charter)
________________________________________

Delaware			94-3112828
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

4453 North First Street
Suite 100
San Jose	,	California	95134
(Address of principal executive offices)			(Zip Code)

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2020 was approximately $1.3 billion based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $.001 par value, was 111,730,337 as of January 29, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on or about April 29, 2021 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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
•Protection of intellectual property (“IP”);
•Any changes in laws, agency actions and judicial rulings that may impact the ability to enforce our IP rights;
•Indemnification and technical support obligations;
•Equity repurchase plans;
•Issuances of debt or equity securities, which could involve restrictive covenants or be dilutive to our existing stockholders;
•Effects of fluctuations in interest rates and currency exchange rates; and
•Outcome and effect of potential future IP litigation and other significant litigation.
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
Overview
Rambus produces products and innovations that address the fundamental challenges of accelerating data. We make industry-leading chips and IP that enable critical performance improvements for data center and other growing markets. The ongoing shift to the cloud, along with the widespread advancement of artificial intelligence (“AI”) across the data center, 5G, automotive and Internet of Things (“IoT”), has led to exponential growth in data usage and tremendous demands on data infrastructure. Creating fast and safe connections, both in and across systems, remains one of the most mission-critical design challenges limiting performance in advanced hardware for these markets.
As an industry pioneer with over 30 years of advanced semiconductor design experience, Rambus is ideally positioned to address the challenges of moving and protecting data. We are a leader in high-performance memory subsystems, providing chips, IP and innovations that maximize the performance and security in data-intensive systems. Whether in the cloud, at the edge or in your hand, real-time and immersive applications depend on data throughput and integrity. Rambus products and innovations deliver the increased bandwidth, capacity and security required to meet the world’s data needs and drive ever-greater end-user experiences.
Our strategic objectives are focusing our product portfolio and research around our core strength in semiconductors, optimizing our operational efficiency, and leveraging our strong cash generation to re-invest for growth. We continue to maximize synergies across our businesses and customer base, leveraging the significant overlap in our ecosystem of customers, partners and influencers. The Rambus product and technology roadmap, as well as our go-to-market strategy, is driven by the application-specific requirements of our focus markets.
2020 was an unprecedented year, with the onset of COVID-19 triggering uncertainty in the global marketplace. Despite that turbulence, Rambus demonstrated great execution and significant product growth. Continued commitment to our customers, careful supply management and the tremendous dedication and agility of the Rambus team worldwide drove this success.
Annual product revenue increased 56% year-over-year between 2019 and 2020. Driven by continued gains in market share from our memory interface chips, we recognized record product revenue of $114.0 million in 2020. Silicon IP achieved sustained revenue growth with design-win momentum at tier-1 system on chip (“SoC”) customers and strong execution from the businesses acquired in 2019. Rambus successfully closed key patent licensing agreements with DRAM and SoC manufacturers, solidifying our foundation of sustained cash generation.
Memory Interface Chips
Made for high speed, reliability and power efficiency, our DDR memory interface chips for registered, load-reduced and non-volatile dual in-line memory modules (“RDIMM,” “LRDIMM” and “NVDIMM,” respectively) deliver top-of-the-line performance and capacity to the next wave of enterprise and cloud servers. Rambus offers DDR5, DDR4 and DDR3 memory interface chips to enable increased memory capacity, while maintaining peak performance for data-intensive work loads.
We sell our memory interface chips directly and indirectly to memory module manufacturers and OEMs worldwide through multiple channels, including our direct sales force and distributors. We operate direct sales offices in the United States, Japan, Korea, Taiwan and China, where we employ sales personnel who serve our direct customers and manage our channel partners.
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
Silicon IP
Rambus’ Silicon IP offers both Interface and Security IP solutions. Our Interface IP solutions feature both high-speed memory and chip-to-chip interconnect technologies. With the acquisition of Northwest Logic, Inc. (“Northwest Logic”) in August of 2019, Rambus now offers a complementary portfolio of physical interface (“PHY”) and companion digital controller

IPs to create a one-stop-shop for SoC designers. These silicon-proven solutions are critical to high-performance data center, networking, AI, Machine Learning (“ML”) and automotive applications because they enable and optimize the transfer of data between chips and electronic devices.
The Rambus Security IP solutions include crypto cores, hardware roots of trust, high-speed protocol engines and chip provisioning technologies. With the acquisition of the Secure Silicon IP and Protocols business from Verimatrix in December 2019, Rambus offers one of the industry’s most comprehensive portfolio of silicon-proven Security IP. With the growing threat environment, hardware-based, embedded security solutions, are mission-critical for protecting data center, AI, networking, IoT, automotive and government applications.
Architecture Licenses
Rambus patented inventions are foundational to the semiconductor industry and licenses of our portfolio to our customers represent a significant portion of our revenue. Rambus is committed to continuing to innovate and invent, thereby advancing semiconductor technology. With a broad worldwide portfolio of patents covering memory architecture, high-speed serial links, and security, we enhance our value and relevance in our target markets and create a platform for investment in product development.
Our Architecture Licenses enable our customers to use specified portions of our portfolio of patented inventions in the customer’s own digital electronics products, systems or services. These licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed or variable, or a hybrid of fixed and variable royalty payments over certain periods ranging up to ten years. Leading semiconductor and electronic system companies such as AMD, Broadcom, Cisco, Fujitsu, IBM, Marvell, Mediatek, Micron, Nanya, NVIDIA, Panasonic, Phison, Qualcomm, Renesas, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, Winbond, and Xilinx have licensed our patents for use in their own products.
Competition
The semiconductor industry is intensely competitive and is characterized by rapid technological change, short product life cycles, cyclical market patterns, price erosion, increasing foreign and domestic competition and market consolidation. Rambus competes with product offerings from various companies depending upon the particular Rambus product line. In the market for memory interface chips, we compete with international semiconductor companies including Renesas and Montage Technology. In the Silicon IP market, Rambus competes with the in-house design teams at our potential customers, as well as with third-party IP suppliers such as Cadence and Synopsys. Many of our competitors are larger and have better access to financial, technical, sales and marketing resources than we possess.
To the extent that alternative technologies, which might provide comparable system performance at lower or similar cost to our patented technologies, are perceived to require the payment of no or lower fees or royalties, or to the extent other factors influence the industry, our customers and prospective customers may adopt and promote such alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain. As in the past, litigation may be required to enforce and protect our IP rights, as well as the substantial investments undertaken to research and develop our innovations and technologies.
Research and Development
Building upon our foundation of core semiconductor technologies, our research priorities focus on innovation and patent development that enhance the value of our patent portfolio and differentiate our product offerings in the market. Key to our efforts is continuing to hire and retain world-class inventors, scientists and engineers to lead the development and deployment of inventions and technology solutions for our intended markets.
To foster our research and development efforts, we assembled a team of highly-skilled inventors, engineers and scientists whose activities are focused on continually developing new innovations within our chosen technology fields, and thereby securing the IP rights and legal protections for these ground-breaking inventions. Using this foundation of innovation, our technical teams develop new semiconductor solutions that enable increased performance, greater power efficiency and increased levels of security, as well as other improvements and benefits. Our solution design and development process is a multi-disciplinary effort requiring expertise in multiple fields across all of our operational units.
A significant number of our scientists and engineers spend all or a portion of their time on research and development. For the years ended December 31, 2020, 2019 and 2018, research and development expenses were $139.8 million, $156.8 million and $158.3 million, respectively. We expect to continue to invest substantial funds in research and development activities. In addition, because our customer agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract and other revenue.
Human Capital Resources
As of December 31, 2020, we had 623 employees, of which approximately 44% were in the United States and 56% in other global regions. Additionally, approximately 67% of our employees were engineers with the remaining employees in sales, general and administrative positions. None of our employees are covered by collective bargaining agreements.
Throughout the COVID-19 pandemic, our primary focus has been on the safety and well-being of our employees and their families. Our global pandemic efforts include instituting a global employee assistance program while leveraging the advice and recommendations of infectious disease experts to establish proper safety standards. As the pandemic continues, the health and well-being of our workforce remains our top priority while we ensure productivity for those employees working from home.
We believe that our future success largely depends upon our continued ability to identify, attract, motivate and retain qualified personnel. We provide our employees with competitive compensation, as well as opportunities for equity ownership and developmental programs that enable continued learning and growth. We also offer employees benefits such as life and health insurance, paid time off, paid parental leave, and retirement savings plans. We utilize successful recruiting practices that yield qualified and dedicated employees who are driven to achieve our vision.
We are an equal opportunity employer and are committed to maintaining a diverse and inclusive work environment. Our commitment to diversity and inclusion helps us attract and retain the best talent, enables employees to realize their full potential and drives high performance through innovation and collaboration. Because we know that diversity is truly a competitive advantage that helps drive innovation, we strive to maintain a best-in-class work environment that fosters respect for individuals, their ideas and contributions. We benefit from the innovation that results when people with differing experiences, perspectives and cultures work together to achieve a common goal.

Intellectual Property
We maintain and support an active program to protect our IP, primarily through the filing of patent applications and the defense of issued patents against potential infringement. As of December 31, 2020, our technologies are covered by 2,407 U.S. and foreign patents, having expiration dates ranging from 2021 to 2039. Additionally, we have 617 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We believe our patented innovations provide our customers with the legal rights and licenses to use our inventions to achieve improved performance, greater cost-effectiveness and other technological benefits in their own products and services. We intend to continue our innovation efforts and allocate significant investment in our IP development programs.
We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with current and prospective customers, and confidentiality agreements with employees and consultants and other security measures. We also rely on copyright, trademarks and trade secret laws to protect our IP and other proprietary assets.
Backlog
Our sales of memory interface chips are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be, and often are, rescheduled, canceled or modified on relatively short notice, without substantial penalty. Therefore, we believe that purchase orders or backlog are not necessarily a reliable indicator of our future product sales.
Corporate and Available Information
Rambus Inc. was founded in 1990 and reincorporated in Delaware in March 1997. Our principal executive offices are located at 4453 North First Street, Suite 100, San Jose, California. Our website is www.rambus.com. We have used, and intend to continue to use, our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website. You can obtain copies of our Forms 10-K, 10-Q, 8-K, and other filings with the SEC, and all amendments to these filings, free of charge, from our website as soon as reasonably practicable following our filing of any of these reports with the SEC. In addition, you may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy, and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

Our Named Executive Officers
Information regarding our named executive officers and their ages and positions as of February 26, 2021, is contained in the table below. Our named executive officers are appointed by, and serve at the discretion of, our Board of Directors. There is no family relationship between any of our named executive officers.

Name	Age	Position and Business Experience

Luc Seraphin	57
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

Rahul Mathur	47
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

Jae Kim	50	Mr. Kim has served as the senior vice president, general counsel and secretary from February 2013 until February 2021 and as our vice president, corporate legal since July 2010. Prior to his tenure at Rambus, Mr. Kim held senior legal positions at Aricent Inc., a privately-held communications technology company and Electronics for Imaging Inc., a digital printing technology company. Mr. Kim has also had significant experience in private practice with the law firm of Wilson Sonsini Goodrich & Rosati, P.C., where he advised high technology and emerging growth companies on mergers and acquisitions, private financings, public offerings, securities compliance, public company reporting and corporate governance. Mr. Kim began his legal career as an attorney with the United States Securities and Exchange Commission, Division of Corporation Finance, in Washington, D.C. Mr. Kim is a member of both the California State Bar and New York State Bar, and received a J.D. from the American University, Washington College of Law, and his bachelor’s degree from Boston University.
Sean Fan	55
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
Summary Risk Factors
Our business is subject to numerous risks and uncertainties that you should consider before investing in our company, as fully described below. The principal factors and uncertainties that make investing in our company risky include, among others:
•The success of our business depends on sustaining or growing our licensing revenue and the failure to achieve such revenue would lead to a material decline in our results of operations.
•Our licensing cycle is lengthy and costly, and our marketing and licensing efforts may be unsuccessful.
•Some of our license agreements may convert to fully paid-up licenses at the expiration of their terms, or upon certain milestones, and we may not receive royalties after that time.
•Future revenue is difficult to predict for several reasons, and our failure to predict revenue accurately may result in our stock price declining.
•Our revenue is concentrated in a few customers, and if we lose any of these customers through contract terminations or acquisitions, our revenue may decrease substantially.
•Some of our revenue is subject to the pricing policies of our customers over which we have no control.
•We have traditionally operated in, and may enter other, industries that are highly cyclical and competitive.
•We face risks related to the COVID-19 pandemic, which could significantly disrupt our research and development, operations, sales and financial results.
•Our customers often require our products to undergo a lengthy and expensive qualification process which does not assure product sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, our business and operating results would suffer.
•We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.
•Our business and operations could suffer in the event of security breaches.
•Failures in our products and services or in the products of our customers, including those resulting from security vulnerabilities, defects, bugs or errors, could harm our business.
•We may fail to meet our publicly announced guidance or other expectations about our business, which would likely cause our stock price to decline.
•Changes in accounting principles and guidance could result in unfavorable accounting charges or effects.
•We have in the past made and may in the future make acquisitions or enter into mergers, strategic investments, sales of assets, divestitures or other arrangements that may not produce expected operating and financial results.
•A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.
•Weak global economic conditions may adversely affect demand for the products and services of our customers.
•If our counterparties are unable to fulfill their financial and other obligations to us, our business and results of operations may be affected adversely.
•If we are unable to attract and retain qualified personnel, our business and operations could suffer.
•We are subject to various government restrictions and regulations, including on the sale of products and services that use encryption technology and those related to privacy and other consumer protection matters.
•Participation in standards setting organizations may subject us to IP licensing requirements or limitations that could adversely affect our business and prospects.
•Our operations are subject to risks of natural disasters, acts of war, terrorism, widespread illness or security breach at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our operating results.
•We do not have extensive experience in manufacturing and marketing products and, as a result, may be unable to sustain and grow a profitable commercial market for new and existing products.

•We rely upon the accuracy of our customers’ recordkeeping, and any inaccuracies or payment disputes for amounts owed to us under our licensing agreements may harm our results of operations.
•We rely on a number of third-party providers for data center hosting facilities, equipment, maintenance and other services, and the loss of, or problems with, one or more of these providers may impede our growth or cause us to lose customers.
•We rely on third parties for a variety of services, including manufacturing, and these third parties’ failure to perform these services adequately could materially and adversely affect our business.
•Warranty, service level agreement and product liability claims brought against us could cause us to incur significant costs and adversely affect our operating results as well as our reputation and relationships with customers.
•Any failure in our delivery of high-quality technical support services may adversely affect our relationships with our customers and our financial results.
•Certain software that we use in certain of our products is licensed from third parties and, for that reason, may not be available to us in the future, which has the potential to delay product development and production or cause us to incur additional expense, which could materially adversely affect our business, financial condition, operating results and cash flow.
•Certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.
•Our business and operating results could be harmed if we undertake any restructuring activities.
•Problems with our information systems could interfere with our business and could adversely impact our operations.
•We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our intellectual property, and to meet other needs.
•Adverse litigation results could affect our business.
•We have in the past, and may in the future, become engaged in litigation stemming from our efforts to protect and enforce our patents and intellectual property and make other claims, which could adversely affect our intellectual property rights, distract our management and cause substantial expenses and declines in our revenue and stock price.
•From time to time, we are subject to proceedings by government agencies that may result in adverse determinations against us and could cause our revenue to decline substantially.
•Litigation or other third-party claims of intellectual property infringement could require us to expend substantial resources and could prevent us from developing or licensing our technology on a cost-effective basis.
•If we are unable to protect our inventions successfully through the issuance and enforcement of patents, our operating results could be adversely affected.
•Our inability to protect and own the intellectual property we create would cause our business to suffer.
•Third parties may claim that our products or services infringe on their intellectual property rights, exposing us to litigation that, regardless of merit, may be costly to defend.
•Any dispute regarding our intellectual property may require us to indemnify certain customers, the cost of which could severely hamper our business operations and financial condition.
•We have been party to, and may in the future be subject to, lawsuits relating to securities law matters which may result in unfavorable outcomes and significant judgments, settlements and legal expenses which could cause our business, financial condition and results of operations to suffer.
•The price of our common stock may continue to fluctuate.
•Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.
•Our certificate of incorporation and bylaws, Delaware law, our outstanding convertible notes and certain other agreements contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.
•Unanticipated changes in our tax rates or in the tax laws and regulations could expose us to additional income tax liabilities which could affect our operating results and financial condition.

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

From time to time, we enter into license agreements that automatically convert to fully paid-up licenses upon expiration or upon reaching certain milestones. We may not receive further royalties from customers for any licensed technology under those agreements if they convert to fully paid-up licenses because such customers will be entitled to continue using some, if not all, of the relevant intellectual property (“IP”) or technology under the terms of the license agreements without further payment, even if relevant patents or technologies are still in effect. If we cannot find another source of royalties to replace the royalties from these license agreements converting to fully paid-up licenses, our results of operations following such conversion could be adversely affected.

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

In addition, while some of our license agreements provide for fixed, quarterly royalty payments, many of our license agreements provide for volume-based royalties and may also be subject to caps on royalties in a given period. The sales volume and prices of our customers’ products in any given period can be difficult to predict. In addition, we began applying the new revenue recognition standard (“ASC 606”) during the first quarter of 2018, as required, and we anticipate that our revenue will vary greatly from quarter to quarter. As a result of the foregoing items, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.

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

We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 46%, 46% and 49% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. For 2020, revenue from Micron and SK hynix each accounted for 10% or more of our total revenue. For 2019, revenue from Broadcom and SK hynix each accounted for 10% or more of our total revenue. For 2018, revenue from Broadcom and NVIDIA each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.

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

We face competition from semiconductor and digital electronics products and systems companies, and other semiconductor IP companies that provide security cores that are available to the market. We believe the principal competition for our technologies may come from our prospective customers, some of which are evaluating and developing products based on technologies that they contend or may contend will not require a license from us. Some of our competitors use a system-level design approach similar to ours, including activities such as board and package design, power and signal integrity analysis, and thermal management. Many of these companies are larger and may have better access to financial, technical and other resources than we possess.

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

We face risks related to the COVID-19 pandemic, which could significantly disrupt our research and development, operations, sales and financial results.

Our business may be adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and any other related adverse public health developments may cause disruption to our domestic and international operations and sales activities. Our third-party manufacturers, suppliers, third-party distributors, sub-contractors and customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on our employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. For example, government-mandated shelter-in-place and other restrictions on movement may impact our planned headquarters relocation, the ability of our employees to perform their jobs, and our ability to develop and design our products in a timely manner or meet required milestones or customer commitments. Depending on the magnitude of such effects on the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain and product shipments may be delayed, which could adversely affect our business, operations and customer relationships. In addition, the COVID-19 pandemic or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the Novel COVID-19 pandemic on our business and operations remains uncertain, the continued spread of the COVID-19 pandemic or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions could adversely impact our business, financial condition, operating results and cash flows.

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

Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. While we have not identified any material incidents of unauthorized access to date, the theft, unauthorized use or publication of our IP and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any future security breach results in inappropriate disclosure of our customers’ confidential information or any personally-identifiable information of our employees, we may incur liability.
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

We provide guidance regarding our expected financial and business performance including our anticipated future revenues, operating expenses and other financial and operation metrics. We enhanced our guidance following implementation of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers in Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”, “the New Revenue Standard”) in the first quarter of 2018.

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

We prepare our financial statements in accordance with accounting principles generally accepted in the United States and these principles are subject to interpretation by the SEC and various bodies. A change in these principles or application guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For instance, we adopted ASC 842, the New Leasing Standard, effective for us on January 1, 2019, using the alternative transition method and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2019. We also adopted ASC 606, the New Revenue Standard, effective for us on January 1, 2018, on a modified retrospective basis, with a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2018. The New Revenue Standard materially impacted the timing of revenue recognition for our fixed-fee IP licensing arrangements (including certain fixed-fee agreements that license our existing IP portfolio as well as IP added to our portfolio during the license term) as a majority of such revenue would be recognized at inception of the license term, as opposed to over time as is the case under prior U.S. GAAP, and we are required to compute and recognize interest income over time for certain licensing arrangements as control over the IP generally transfers significantly in advance of cash being received from customers. The impact of the adoption of the New Revenue Standard did not have a material impact on our other revenue streams. We have also enhanced the form and content of some of our guidance metrics that we provide following implementation of the New Revenue Standard. We expect that any change to current revenue recognition practices may significantly increase volatility in our quarterly revenue, financial results and trends, and may impact our stock price.

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

For the years ended December 31, 2020, 2019 and 2018, revenues received from our international customers constituted approximately 43%, 40% and 44%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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
•lack of protection of our IP and other contract rights by jurisdictions in which we may do business to the same extent as the laws of the United States;
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

Participation in standards setting organizations may subject us to IP licensing requirements or limitations that could adversely affect our business and prospects.

In the course of our participation in the development of emerging standards for some of our present and future products, we may be obligated to grant to all other participants a license to our patents that are essential to the practice of those standards on reasonable and non-discriminatory, or RAND, terms. If we fail to limit to whom we license our patents, or fail to limit the terms of any such licenses, we may be required to license our patents or other IP to others in the future, which could limit the effectiveness of our patents against competitors.

Our operations are subject to risks of natural disasters, acts of war, terrorism, widespread illness or security breach at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our operating results.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in the San Francisco Bay Area in the United States, the Netherlands and India. The San Francisco Bay Area is in close proximity to known earthquake fault zones. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should a catastrophe disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, so any resultant work stoppage could have a negative effect on our operating results. We also rely on our network infrastructure and technology systems for operational support and business activities which are subject to physical and cyber damage, and also susceptible to other related vulnerabilities common to networks and computer systems. Acts of terrorism, widespread illness, or global pandemics, including the current Novel Coronavirus (COVID-19) pandemic, war and any event that causes failures or interruption in our network infrastructure and technology systems could have a negative effect at our international and domestic facilities and could harm our business, financial condition, and operating results.

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

Risks Associated with Litigation, Regulation and Our Intellectual Property
Adverse litigation results could affect our business.

We may be subject to legal claims or regulatory matters involving consumer, stockholder, employment, competition, IP and other issues on a global basis. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more of our products or technologies. If we were to receive an unfavorable ruling on a matter, our business, operating results or financial condition could be materially harmed.

We have in the past, and may in the future, become engaged in litigation stemming from our efforts to protect and enforce our patents and intellectual property and make other claims, which could adversely affect our intellectual property rights, distract our management and cause substantial expenses and declines in our revenue and stock price.

We seek to diligently protect our IP rights and will continue to do so. While we are not currently involved in IP litigation, any future litigation, whether or not determined in our favor or settled by us, would be expected to be costly, may cause delays applicable to our business (including delays in negotiating licenses with other actual or potential customers), would be expected to discourage future design partners, would tend to impair adoption of our existing technologies and would divert the efforts and attention of our management and technical personnel from other business operations. In addition, we may be unsuccessful in any litigation if we have difficulty obtaining the cooperation of former employees and agents who were involved in our business during the relevant periods related to our litigation and are now needed to assist in cases or testify on our behalf. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights beyond the rights at issue in a particular case, including, among other things: our being effectively barred from suing others for violating certain or all of our IP rights; our patents being held invalid or unenforceable or not infringed; our being subjected to significant liabilities; our being required to seek licenses from third parties; our being prevented from licensing our patented technology; or our being required to renegotiate with current customers on a temporary or permanent basis.

From time to time, we are subject to proceedings by government agencies that may result in adverse determinations against us and could cause our revenue to decline substantially.

An adverse resolution by or with a governmental agency could result in severe limitations on our ability to protect and license our IP, and could cause our revenue to decline substantially. Third parties have and may attempt to use adverse findings by a government agency to limit our ability to enforce or license our patents in private litigations, to challenge or otherwise act against us with respect to such government agency proceedings.

Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office (“USPTO”) and/or the European Patent Office (the “EPO”). Any re-examination or inter parties review proceedings may be initiated by the USPTO’s Patent Trial and Appeal Board (“PTAB”). The PTAB and the related former Board of Patent Appeals and Interferences have previously issued decisions in a few cases, finding some challenged claims of Rambus’ patents to be valid, and others to be invalid. Decisions of the PTAB are subject to further USPTO proceedings and/or appeal to the Court of Appeals for the Federal Circuit. A final adverse decision, not subject to further review and/or appeal, could invalidate some or all of the challenged patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in any IP litigation. If a sufficient number of such patents are impaired, our ability to enforce or license our IP would be significantly weakened and could cause our revenue to decline substantially.

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

Our research and development programs are in highly competitive fields in which numerous third parties have issued patents and patent applications with claims closely related to the subject matter of our programs. We have also been named in the past, and may in the future be named, as a defendant in lawsuits claiming that our technology infringes upon the IP rights of third parties. As we develop additional products and technology, we may face claims of infringement of various patents and other IP rights by third parties. In the event of a third-party claim or a successful infringement action against us, we may be required to pay substantial damages, to stop developing and licensing our infringing technology, to develop non-infringing technology, and to obtain licenses, which could result in our paying substantial royalties or our granting of cross licenses to our technologies. We may not be able to obtain licenses from other parties at a reasonable cost, or at all, which could cause us to expend substantial resources, or result in delays in, or the cancellation of, new products. Moreover, customers and/or suppliers of our products may seek indemnification for alleged infringement of IP rights. We could be liable for direct and consequential damages and expenses including attorneys’ fees. A future obligation to indemnify our customers and/or suppliers may harm our business, financial condition and operating results.

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
•our issued patents will protect our IP and not be challenged by third parties;
•the validity of our patents will be upheld;
•our patents will not be declared unenforceable;
•the patents of others will not have an adverse effect on our ability to do business;
•Congress or the U.S. courts or foreign countries will not change the nature or scope of rights afforded patents or patent owners or alter in an adverse way the process for seeking or enforcing patents;
•changes in law will not be implemented, or changes in interpretation of such laws will occur, that will affect our ability to protect and enforce our patents and other IP;
•new legal theories and strategies utilized by our competitors will not be successful;
•others will not independently develop similar or competing chip interfaces or design around any patents that may be issued to us; or
•factors such as difficulty in obtaining cooperation from inventors, pre-existing challenges or litigation, or license or other contract issues will not present additional challenges in securing protection with respect to patents and other IP that we acquire.

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

In addition, our patents will continue to expire according to their terms, with expected expiration dates ranging from 2021 to 2039. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.

Our inability to protect and own the intellectual property we create would cause our business to suffer.

We rely primarily on a combination of license, development and nondisclosure agreements, trademark, trade secret and copyright law and contractual provisions to protect our non-patentable IP rights. If we fail to protect these IP rights, our customers and others may seek to use our technology without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in part on the use of our IP in the products of third-party manufacturers, and our ability to enforce IP rights against them to obtain appropriate compensation. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, if we fail to do so, our business will suffer.

Effective protection of trademarks, copyrights, domain names, patent rights, and other IP rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights. The efforts we have taken to protect our IP rights may not be sufficient or effective. Our IP rights may be infringed, misappropriated, or challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. In addition, the laws or practices of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Significant impairments of our IP rights, and limitations on our ability to assert our IP rights against others, could have a material and adverse effect on our business.

Third parties may claim that our products or services infringe on their intellectual property rights, exposing us to litigation that, regardless of merit, may be costly to defend.

Our success and ability to compete are also dependent upon our ability to operate without infringing upon the patent, trademark and other IP rights of others. Third parties may claim that our current or future products or services infringe upon their IP rights. Any such claim, with or without merit, could be time consuming, divert management’s attention from our business operations and result in significant expenses. We cannot assure you that we would be successful in defending against any such claims. In addition, parties making these claims may be able to obtain injunctive or other equitable relief affecting our ability to license the products that incorporate the challenged IP. As a result of such claims, we may be required to obtain licenses from third parties, develop alternative technology or redesign our products. We cannot be sure that such licenses would be available on terms acceptable to us, if at all. If a successful claim is made against us and we are unable to develop or license alternative technology, our business, financial condition, operating results and cash flows could be materially adversely affected.

Any dispute regarding our intellectual property may require us to indemnify certain customers, the cost of which could severely hamper our business operations and financial condition.

In any potential dispute involving our patents or other IP, our customers could also become the target of litigation. While we generally do not indemnify our customers, some of our agreements provide for indemnification, and some require us to provide technical support and information to a customer that is involved in litigation involving use of our technology. In addition, we may be exposed to indemnification obligations, risks and liabilities that were unknown at the time that we acquired assets or businesses for our operations. Any of these indemnification and support obligations could result in substantial and material expenses. In addition to the time and expense required for us to indemnify or supply such support to our customers, a customer’s development, marketing and sales of licensed semiconductors, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition as a result of lower or no royalty payments.

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

General Risks Factors
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2020, we occupied offices in the leased facilities described below:

Number of Offices Under Lease	Location	Primary Use
4	United States
	San Jose, CA (Corporate Headquarters)	Executive and administrative offices, research and development, sales and marketing and service functions
	Chapel Hill, NC	Research and development
	Beaverton, OR	Research and development
	Agoura Hills, CA	Research and development
1	Bangalore, India	Administrative offices, research and development and service functions
1	Seoul, Korea	Business development
1	Rotterdam, The Netherlands	Research and development
1	Vught, The Netherlands	Research and development
1	Toronto, Canada	Research and development
1	Espoo, Finland	Research and development

Item 3.	Legal Proceedings
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

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
	High	Low	High	Low
First Quarter	$16.98	$9.01	$10.93	$7.55
Second Quarter	$16.50	$10.36	$12.24	$10.50
Third Quarter	$15.61	$13.08	$14.29	$11.23
Fourth Quarter	$18.54	$13.48	$14.83	$12.45

The graph below compares the cumulative 5-year total return of holders of Rambus Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Rambus Inc, the NASDAQ Composite Index
and the RDG Semiconductor Composite Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Rambus Inc.
NASDAQ Composite
RDG Semiconductor Composite

Fiscal years ending:

	Base Period 12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Rambus Inc.	$100.00	$118.81	$122.69	$66.18	$118.85	$150.65
NASDAQ Composite	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
RDG Semiconductor Composite	$100.00	$131.64	$177.48	$164.63	$242.61	$351.91
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.
As of January 29, 2021, there were 480 holders of record of our common stock. Since many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
We have never paid or declared any cash dividends on our common stock or other securities.

Share Repurchase Program
On October 29, 2020, our Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by the Board in January 2015 (the “2015 Repurchase Program) and canceled the remaining shares outstanding as part of the previous authorization. As part of the broader share repurchase program authorized by our Board on October 29, 2020, we entered into an accelerated share repurchase program with Deutsche Bank AG, London Branch as counterparty, through its agent Deutsche Bank Securities Inc. (“Deutsche Bank”) on November 11, 2020 (the “2020 ASR Program”). After giving effect to the 2020 ASR Program, detailed in the table below, we had remaining authorization to repurchase approximately 17.4 million shares.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
October 1, 2020 - December 31, 2020 (1)	2,616,089	N/A (2)	2,616,089	17,383,911
Cumulative shares repurchased as of December 31, 2020	2,616,089		2,616,089
_________________________________________
(1)    In November 2020, we entered into the 2020 ASR Program with Deutsche Bank to repurchase an aggregate of $50.0 million of our common stock. We made an upfront payment of $50.0 million pursuant to the accelerated share repurchase program and received an initial delivery of 2.6 million shares which were retired and recorded as a $40.0 million reduction to stockholders' equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The number of shares to be ultimately purchased by us will be determined based on the volume-weighted-average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. The program is expected to be completed within six months from the beginning of the program. See Note 15, “Stockholders' Equity,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
(2)    N/A—The average price paid per share will be determined at the end of the current accelerated share repurchase program.
Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Item 6.	Selected Financial Data
The following selected consolidated financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 was derived from our consolidated financial statements. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

	Years Ended December 31,
(In thousands, except per share amounts)	2020 (3)	2019 (1)	2018 (2) (3) (4)	2017 (2) (3)	2016 (5)
Total revenue	$242,747	$224,027	$231,201	$393,096	$336,597
Net income (loss)	$(43,609)	$(90,419)	$(157,957)	$(22,862)	$6,820
Net income (loss) per share:
Basic	$(0.39)	$(0.81)	$(1.46)	$(0.21)	$0.06
Diluted	$(0.39)	$(0.81)	$(1.46)	$(0.21)	$0.06
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$502,649	$407,664	$277,764	$329,376	$172,182
Total assets	$1,243,876	$1,338,986	$1,361,155	$891,072	$783,496
Convertible notes	$156,031	$148,788	$141,934	$213,898	$126,167
Stockholders’ equity	$905,113	$970,918	$1,012,112	$571,584	$552,782
______________________________________
(1)    The net loss for the year ended December 31, 2019 included $7.4 million of impairment of assets held for sale related to the Company’s Payments and Ticketing businesses, which was included in operating costs and expenses. Refer to Note 17, “Divestiture,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
(2)    The net loss for the year ended December 31, 2018 included a $113.7 million impact of an increase in our deferred tax asset valuation allowance. The net loss for the year ended December 31, 2017 included a $21.5 million impact due to the recording of a deferred tax asset valuation allowance and $20.7 million related to re-measurement of deferred tax assets as a result of the tax law changes.
(3)     Stockholders’ equity includes $50.0 million paid under the accelerated share repurchase programs initiated in November 2020, March 2018 and May 2017.
(4)    Reflects the impact from the adoption of ASC 606 in 2018.
(5)    The net income for the year ended December 31, 2016 included $18.3 million of impairment of in-process research and development (“IPR&D”) intangible asset and a reduction of operating expenses due to the change in our contingent consideration liability of $6.8 million.

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
Executive Summary
Highlights from our annual results were as follows:
•Revenue of $242.7 million;
•Operating expenses of $228.8 million;
•GAAP diluted net loss per share of $0.39;
•Net cash provided by operating activities of $185.5 million
We had record annual product revenue of $114.0 million in 2020, which was primarily driven by our memory interface chips, and was up 56% as compared to 2019. In addition, our cash provided by operating activities for 2020 was up 44% as compared to 2019.

Business Overview
Rambus produces products and innovations that address the fundamental challenges of accelerating data. We make industry-leading chips and IP that enable critical performance improvements for data center and other growing markets. The ongoing shift to the cloud, along with the widespread advancement of AI across the data center, 5G, automotive and IoT, has led to exponential growth in data usage and tremendous demands on data infrastructure. Creating fast and safe connections, both in and across systems, remains one of the most mission-critical design challenges limiting performance in advanced hardware for these markets.
As an industry pioneer with over 30 years of advanced semiconductor design experience, Rambus is ideally positioned to address the challenges of moving and protecting data. We are a leader in high-performance memory subsystems, providing chips, IP and innovations that maximize the performance and security in data-intensive systems. Whether in the cloud, at the edge or in your hand, real-time and immersive applications depend on data throughput and integrity. Rambus products and innovations deliver the increased bandwidth, capacity and security required to meet the world’s data needs and drive ever-greater end-user experiences.
Our strategic objectives are focusing our product portfolio and research around our core strength in semiconductors, optimizing our operational efficiency, and leveraging our strong cash generation to re-invest for growth. We continue to maximize synergies across our businesses and customer base, leveraging the significant overlap in our ecosystem of customers, partners and influencers. The Rambus product and technology roadmap, as well as our go-to-market strategy, is driven by the application-specific requirements of our focus markets.
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
Revenues from royalties accounted for 33%, 41% and 56% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively.
The remainder of our revenue is product revenue, contract and other revenue, which includes our product sales, IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Product revenue accounted for 47%, 33% and 17% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Contract and other revenue accounted for 20%, 27% and 27% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively.
Costs and Expenses
Cost of product revenue for 2020 increased approximately $10.5 million to $37.7 million from $27.2 million as compared to 2019 primarily due to increased cost of sales associated with our memory interface chips.

Cost of contract and other revenue for 2020 decreased approximately $4.3 million to $5.6 million from $9.9 million as compared to 2019 primarily due to incurring lower costs as a result of the divestiture of our former Payments and Ticketing businesses in the fourth quarter of 2019.
Research and development expenses continue to play a key role in our efforts to maintain product innovations. Our research and development expenses for 2020 decreased $17.0 million as compared to 2019 primarily due to decreased headcount-related expenses of $11.8 million (which includes the reduction in headcount due to the divestiture of the Payments and Ticketing businesses in 2019), consulting costs of $5.2 million, travel costs of $1.9 million and stock-based compensation expense of $1.0 million, offset by increased retention bonus expense related to acquisitions of $2.0 million and prototyping costs of $0.9 million.
Sales, general and administrative expenses for 2020 decreased $15.8 million as compared to 2019 primarily due to decreased headcount-related expenses of $5.4 million, acquisition and divestiture-related costs of $4.1 million, travel costs of $3.4 million, consulting costs of $2.7 million and depreciation expense of $1.2 million, offset by increased bonus accrual expense of $0.5 million and stock-based compensation expense of $0.3 million.
Impact of the COVID-19 Pandemic
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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 46% of our revenue for 2020 as compared to 46% in 2019 and 49% in 2018. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation, and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 43% in 2020 as compared to 40% in 2019 and 44% in 2018. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2020	2019	2018
Revenue:
Royalties	33.3%	40.5%	56.4%
Product revenue	47.0%	32.6%	16.7%
Contract and other revenue	19.7%	26.9%	26.9%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	15.6%	12.1%	7.9%
Cost of contract and other revenue	2.3%	4.4%	5.1%
Amortization of acquired intangible assets	7.1%	6.4%	10.2%
Total cost of revenue	25.0%	22.9%	23.2%
Gross profit	75.0%	77.1%	76.8%
Operating expenses:
Research and development	57.6%	70.0%	68.5%
Sales, general and administrative	35.3%	45.3%	42.5%
Amortization of acquired intangible assets	0.4%	1.2%	2.4%
Restructuring and other charges	1.7%	3.9%	1.0%
Loss on divestiture	—%	3.3%	—%
Change in fair value of earn-out liability	(0.7)%	—%	—%
Total operating expenses	94.3%	123.7%	114.4%
Operating loss	(19.3)%	(46.6)%	(37.6)%
Interest income and other income (expense), net	7.2%	12.2%	14.1%
Interest expense	(4.2)%	(4.4)%	(7.0)%
Interest and other income (expense), net	3.0%	7.8%	7.1%
Loss before income taxes	(16.3)%	(38.8)%	(30.5)%
Provision for income taxes	1.7%	1.5%	37.8%
Net loss	(18.0)%	(40.3)%	(68.3)%

	Years Ended December 31,			2019 to 2020	2018 to 2019
(Dollars in millions)	2020	2019	2018	Change	Change
Total Revenue
Royalties	$81.0	$90.8	$130.5	(10.8)%	(30.4)%
Product revenue	114.0	73.0	38.7	56.2%	88.6%
Contract and other revenue	47.7	60.2	62.0	(20.7)%	(2.9)%
Total revenue	$242.7	$224.0	$231.2	8.4%	(3.1)%

Royalty revenue
Royalty revenue, which includes patent and technology license royalties, decreased approximately $9.8 million to $81.0 million for the year ended December 31, 2020 from $90.8 million for 2019. The decrease was due primarily to the timing of renewals and the related structure of architecture license agreements which include both fixed and variable components.

Royalty revenue decreased approximately $39.7 million to $90.8 million for the year ended December 31, 2019 from $130.5 million for 2018. The decrease was due primarily to the timing of renewals and the related structure of architecture license agreements which include both fixed and variable components.
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
Product revenue increased approximately $41.0 million to $114.0 million for the year ended December 31, 2020 from $73.0 million for 2019. The increase was due to market share gains of our memory interface chips.
Product revenue increased approximately $34.3 million to $73.0 million for the year ended December 31, 2019 from $38.7 million for 2018. The increase was primarily due to greater market share gains of our memory interface chips.
We believe that product revenue will continue to increase in 2021 as compared to 2020, mainly from the sale of our memory interface chips. Our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers and our ability to meet our customers’ demands.
Contract and other revenue
Contract and other revenue consists of revenue from technology development projects.
Contract and other revenue decreased approximately $12.5 million to $47.7 million for the year ended December 31, 2020 from $60.2 million for 2019. The decrease was primarily due to the divestiture of our former Payments and Ticketing businesses resulting in no corresponding revenue in 2020, offset by growth experienced in our Silicon IP offerings.

Contract and other revenue decreased approximately $1.8 million to $60.2 million for the year ended December 31, 2019 from $62.0 million for 2018. The decrease was primarily due to lower revenue associated with our Payments and Ticketing businesses, which were divested in the fourth quarter of 2019, offset by growth experienced in our Silicon IP offerings.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.
Cost of product revenue

	Years Ended December 31,			2019 to 2020	2018 to 2019
(Dollars in millions)	2020	2019	2018	Change	Change
Cost of product revenue	$37.7	$27.2	$18.3	39.0%	48.4%
Cost of product revenue are costs attributable to the sale of memory and security products. Cost of product revenue also included costs attributable to the sale of lighting products in 2018.
For the year ended December 31, 2020 as compared to 2019, cost of product revenue increased 39.0% primarily due to increased cost of sales associated with higher sales of memory interface chips.
For the year ended December 31, 2019 as compared to 2018, cost of product revenue increased 48.4% primarily due to increased cost of sales associated with higher sales of memory products.
In the near term, we expect costs of product revenue to be higher as we expect higher sales of our various products in 2021 as compared to 2020.

Cost of contract and other revenue

	Years Ended December 31,			2019 to 2020	2018 to 2019
(Dollars in millions)	2020	2019	2018	Change	Change
Cost of contract and other revenue	$5.6	$9.9	$11.7	(43.0)%	(15.4)%
Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services.
For the year ended December 31, 2020 as compared to 2019, cost of contract and other revenue decreased 43.0% primarily due to the divestiture of our Payments and Ticketing businesses in the fourth quarter of 2019.
For the year ended December 31, 2019 as compared to 2018, cost of contract and other revenue decreased 15.4% primarily due to lower revenue associated with our former Payments and Ticketing businesses, which were divested in the fourth quarter of 2019.
In the near term, we expect cost of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.
Research and development expenses

	Years Ended December 31,			2019 to 2020	2018 to 2019
(Dollars in millions)	2020	2019	2018	Change	Change
Research and development expenses
Research and development expenses	$129.8	$145.8	$145.7	(11.0)%	0.0%
Stock-based compensation	10.0	11.0	12.6	(9.1)%	(12.3)%
Total research and development expenses	$139.8	$156.8	$158.3	(10.8)%	(1.0)%
Research and development expenses are those expenses incurred for the development of applicable technologies.
For the year ended December 31, 2020 as compared to 2019, total research and development expenses decreased 10.8% primarily due to decreased headcount-related expenses of $11.8 million (which includes the reduction in headcount due to the divestiture of the Payments and Ticketing businesses in 2019), consulting costs of $5.2 million, travel costs of $1.9 million and stock-based compensation expense of $1.0 million, offset by increased retention bonus expense related to acquisitions of $2.0 million and prototyping costs of $0.9 million.
For the year ended December 31, 2019 as compared to 2018, total research and development expenses decreased 1.0% primarily due to decreased headcount-related expenses of $3.9 million, allocated information technology costs of $1.6 million and stock-based compensation expense of $1.5 million, offset by increased facilities costs of $2.1 million as discussed below, retention bonus accrual related to acquisitions of $2.0 million and engineering development tool costs of $1.2 million.
On January 1, 2019, we adopted the New Leasing Standard using the alternative transition method. In accordance with the New Leasing Standard, we were required to derecognize our previous Sunnyvale and Ohio facilities as imputed facility obligations (as accounted for under the previous leasing guidance) and recognize these facilities as operating leases. This change resulted in no longer recognizing interest expense associated with these imputed facility lease obligations, but instead, recognizing lease expense that was included in operating costs and expenses.
In the near term, we expect research and development expenses to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.

Sales, general and administrative costs

	Years Ended December 31,			2019 to 2020	2018 to 2019
(Dollars in millions)	2020	2019	2018	Change	Change
Sales, general and administrative costs
Sales, general and administrative costs	$69.9	$86.0	$89.1	(18.7)%	(3.6)%
Stock-based compensation	15.7	15.4	9.1	2.0%	68.8%
Total sales, general and administrative costs	$85.6	$101.4	$98.2	(15.5)%	3.2%
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
For the year ended December 31, 2020 as compared to 2019, total sales, general and administrative costs decreased 15.5% primarily due to decreased headcount-related expenses of $5.4 million, acquisition and divestiture-related costs of $4.1 million, travel costs of $3.4 million, consulting costs of $2.7 million and depreciation expense of $1.2 million, offset by increased bonus accrual expense of $0.5 million and stock-based compensation expense of $0.3 million.
For the year ended December 31, 2019 as compared to 2018, total sales, general and administrative costs increased 3.2% primarily due to increased stock-based compensation expense of $6.3 million primarily due to the termination of the former chief executive officer at the end of June 2018, acquisition and divestiture related costs of $5.2 million and facilities costs of $2.6 million (primarily due to the adoption of the New Leasing Standard beginning in 2019 as discussed above), offset by decreased headcount related expenses of $3.8 million, depreciation expense of $1.8 million, sales and marketing costs of $1.2 million, travel expenses of $1.2 million, consulting costs of $1.0 million, bonus accrual expense of $1.0 million and recruiting costs of $0.6 million.
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
Amortization of acquired intangible assets

	Years Ended December 31,			2019 to 2020	2018 to 2019
(Dollars in millions)	2020	2019	2018	Change	Change
Amortization of acquired intangible assets
Amortization of acquired intangible assets included in total cost of revenue	$17.4	$14.3	$23.7	21.2%	(39.6)%
Amortization of acquired intangible assets included in total operating expenses	1.0	2.7	5.7	(61.3)%	(51.5)%
Total amortization of acquired intangible assets	$18.4	$17.0	$29.4	7.9%	(41.9)%
Amortization expense is related to various acquired IP.
For the year ended December 31, 2020 as compared to 2019, total amortization of acquired intangible assets increased 7.9% primarily due to additional amortization from intangible assets acquired as part of the acquisitions from the second half of 2019, partially offset by certain other intangible assets being fully amortized.
For the year ended December 31, 2019 as compared to 2018, total amortization of acquired intangible assets decreased 41.9% primarily due to certain intangible assets being fully amortized.

Restructuring and other charges

	Years Ended December 31,			2019 to 2020	2018 to 2019
(Dollars in millions)	2020	2019	2018	Change	Change
Restructuring and other charges	$4.1	$8.8	$2.2	(53.6)%	NM*
_____________________________________
*    NM — percentage is not meaningful
In November 2020, we initiated a restructuring program to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs. As a result, we recorded a charge of $3.3 million primarily related to headcount costs.
During 2019, we initiated a restructuring program to reduce overall expenses. Additionally, we recorded other severance-related charges of $1.4 million.
During 2018, we closed our lighting division and manufacturing operations in Brecksville, Ohio. As a result, we recorded a charge of $2.2 million related to employee terminations and severance costs, and facility-related costs.
Refer to Note 18, “Restructuring and Other Charges,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Loss on divestiture

	Years Ended December 31,			2019 to 2020	2018 to 2019
(Dollars in millions)	2020	2019	2018	Change	Change
Loss on divestiture	$—	$7.4	$—	—%	100.0%
During 2020 and 2018, we did not record a charge for loss on divestiture.
During 2019, we entered into a share purchase agreement with Visa International Service Association (the “Purchaser”), pursuant to which the Purchaser had agreed to acquire all of the outstanding shares of our subsidiary, Smart Card Software Limited, which was comprised of our Payments and Ticketing businesses. The decision to sell these businesses reflected our review of our business to focus on products and offerings that are core to our semiconductor business.
Consequently, we measured these businesses at the lower of their carrying value or fair value less any costs to sell, and subsequently recognized a loss of approximately $7.4 million during the year ended December 31, 2019.
Refer to Note 17, “Divestiture,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Change in fair value of earn-out liability

	Years Ended December 31,			2019 to 2020	2018 to 2019
(Dollars in millions)	2020	2019	2018	Change	Change
Change in fair value of earn-out liability	$(1.8)	$—	$—	100.0%	—%
During 2020, we recorded a full reduction in the fair value of the earn-out liability related to the 2019 asset purchase agreement to acquire the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure, since the specified performance milestones were not met for calendar year 2020, which resulted in a gain in our consolidated statements of operations.
Interest and other income (expense), net

	Years Ended December 31,			2019 to 2020	2018 to 2019
(Dollars in millions)	2020	2019	2018	Change	Change
Interest income and other income (expense), net	$17.5	$27.4	$32.6	(36.0)%	(16.1)%
Interest expense	(10.3)	(9.9)	(16.3)	5.0%	(39.5)%
Interest and other income (expense), net	$7.2	$17.5	$16.3	(59.0)%	7.2%
Interest income and other income (expense), net, primarily consists of interest income of $14.2 million, $20.4 million and $27.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, due to the significant financing component of licensing agreements. Interest income and other income (expense), net, also includes interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
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
Prior to 2019, interest expense also included the interest expense associated with our previous imputed facility lease obligations on the Sunnyvale and Ohio facilities. For the year ended December 31, 2018, we recognized $4.3 million of interest expense in connection with the imputed financing obligations in our statements of operations. In accordance with the adoption of ASC 842, the New Leasing Standard, we were required to derecognize our previous Sunnyvale and Ohio facilities as imputed facility obligations (as accounted for under the previous leasing standard) and recognize these facilities as operating leases. This change resulted in no longer recognizing interest expense associated with these imputed facility lease obligations, but instead, recognizing lease expense which would be included in operating costs and expenses.
Provision for income taxes

	Years Ended December 31,			2019 to 2020	2018 to 2019
(Dollars in millions)	2020	2019	2018	Change	Change
Provision for income taxes	$4.0	$3.4	$87.3	16.9%	(96.1)%
Effective tax rate	(10.0)%	(3.9)%	(123.6)%
Our effective tax rate for the year ended December 31, 2020 differed from the U.S. statutory rate primarily due to the expiration of foreign tax credits, partially offset by the change in the valuation allowance against U.S. deferred tax assets. Our effective tax rate for the year ended December 31, 2019 was different from the U.S. statutory rate primarily due to the full valuation allowance on the current year tax loss. Our effective tax rate for the year ended December 31, 2018 was different from the U.S. statutory rate primarily due to the establishment of a full valuation allowance on U.S. federal deferred tax assets.
We recorded a provision for incomes taxes of $4.0 million for the year ended December 31, 2020, which was primarily comprised of taxes on foreign earnings, the full valuation allowance on U.S. federal deferred tax assets, withholding tax expense, tax expense from the amortization of indefinite-lived intangibles, partially offset by a partial California deferred tax asset valuation allowance release. For the year ended December 31, 2020, we paid withholding taxes of $19.7 million. We recorded a provision for incomes taxes of $3.4 million for the year ended December 31, 2019, which was primarily comprised of taxes on foreign earnings, the full valuation allowance on U.S. federal deferred tax assets, withholding tax expense, and acquisition-related impacts. For the year ended December 31, 2019, we paid withholding taxes of $17.1 million. We recorded a provision for incomes taxes of $87.3 million for the year ended December 31, 2018, which was primarily comprised of the full valuation allowance on U.S. federal deferred tax assets. For the year ended December 31, 2018, we paid withholding taxes of $20.4 million.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, we assessed the changes in our underlying facts and circumstances and evaluated the realizability of our existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and California deferred tax assets was appropriate. During 2020, as a result of the enactment of California A.B. 85 and the temporary suspension of California net operating loss utilization for tax years 2020 through 2022, we released $0.6 million of the valuation allowance on our deferred tax asset for California research and development tax credits. We continue to maintain a full valuation allowance on the remainder of our California and U.S. federal deferred tax assets as we do not expect to be able to fully utilize them.

Liquidity and Capital Resources

(In millions)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$136.1	$102.2
Marketable securities	366.5	305.5
Total cash, cash equivalents, and marketable securities	$502.6	$407.7

	Years Ended December 31,
(In millions)	2020	2019	2018
Net cash provided by operating activities	$185.5	$128.5	$87.1
Net cash used in investing activities	$(90.4)	$(141.5)	$(68.0)
Net cash used in financing activities	$(61.2)	$(0.3)	$(127.7)
Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the year ended December 31, 2020 were funded primarily from cash collected from our customers.
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
To provide us with more flexibility in returning capital to our stockholders, on October 29, 2020, our Board approved the 2020 Repurchase Program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous 2015 Repurchase Program approved by our Board in January 2015 and canceled the remaining shares outstanding as part of the previous authorization.
On November 11, 2020, we entered into the 2020 ASR Program with Deutsche Bank. The 2020 ASR Program was part of the broader share repurchase program previously authorized by our Board on October 29, 2020. Under the 2020 ASR Program, we pre-paid to Deutsche Bank the $50.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 2.6 million shares of our common stock from Deutsche Bank in the fourth quarter of 2020, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock.
As of December 31, 2020, there remained an outstanding authorization to repurchase approximately 17.4 million shares of our outstanding common stock under the 2020 Repurchase Plan. Refer to “Share Repurchase Program” below.
Operating Activities
Cash provided by operating activities of $185.5 million for the year ended December 31, 2020 was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2020 primarily included decreases in unbilled receivables, accounts receivable, prepaids and other current assets, and an increase in accrued salaries and benefits, offset by a decrease in income taxes payable and an increase in inventories.
Cash provided by operating activities of $128.5 million for the year ended December 31, 2019 was primarily attributable to the cash generated from customer licensing, technology and software licenses and related implementation, support and maintenance fees, product sales, and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2019 primarily included decreases in accounts receivable, unbilled receivables and deferred revenue, offset by increases in prepaids and other current assets, inventories and accrued salaries and benefits.

Cash provided by operating activities of $87.1 million for the year ended December 31, 2018 was primarily attributable to the cash generated from customer licensing, technology and software licenses and related implementation, support and maintenance fees, product sales and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2018 primarily included increases in unbilled receivables, accounts receivable and prepaids and other current assets, offset by decreases in accounts payable and accrued salaries and benefits and other liabilities.
Investing Activities
Cash used in investing activities of $90.4 million for the year ended December 31, 2020 consisted of purchases of available-for-sale marketable securities of $899.0 million, $29.7 million paid to acquire property, plant and equipment, and $1.1 million paid to settle a net working capital adjustment related to the divestiture of our Payments and Ticketing businesses, offset by proceeds from the maturities and sale of available-for-sale marketable securities of $817.8 million and $21.6 million, respectively.
Cash used in investing activities of $141.5 million for the year ended December 31, 2019 primarily consisted of purchases of available-for-sale marketable securities of $657.4 million, $21.9 million paid for the acquisition of Northwest Logic, net of cash acquired of $0.1 million, $45.0 million paid for the acquisition of the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure, and $6.5 million paid to acquire property, plant and equipment, offset by proceeds from the maturities and sale of available-for-sale marketable securities of $507.4 million and $6.8 million, respectively, and net proceeds of $76.0 million from the divestiture of our Payments and Ticketing businesses.
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
Financing Activities
Cash used in financing activities of $61.2 million for the year ended December 31, 2020 was primarily due to an aggregate payment of $50.0 million to Deutsche Bank as part of the 2020 ASR Program. We also paid $13.2 million under installment payment arrangements to acquire fixed assets, $9.4 million in payments of taxes on restricted stock units and $0.1 million in fees related to the 2020 ASR Program, offset by $11.5 million in proceeds from the issuance of common stock under equity incentive plans.
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
Contractual Obligations
On December 15, 2009, we entered into a lease agreement for approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California, which commenced on July 1, 2010 and expired on June 30, 2020. The office space was used for our corporate headquarters, as well as engineering, sales, marketing and administrative operations and activities.
On July 8, 2019, we entered into a definitive triple net space lease agreement with 237 North First Street Holdings, LLC (the “Landlord”), whereby we leased office space located at 4453 North First Street in San Jose, California, (the “Lease”). In April 2020, the lease was amended for certain terms (the “Amended Lease”). The Amended Lease includes approximately 90,000 square feet of office space, which serves as our corporate headquarters and includes engineering, sales, marketing and administrative functions. The Amended Lease has a term of 128 months from the amended commencement date in April 2020. The starting rent of the Amended Lease is approximately $3.26 per square foot on a triple net basis. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Amended Lease and will be $4.38 per square foot in the final year of the Amended Lease term. In addition to the base rent, we will also pay operating expenses, insurance expenses, real estate taxes, and a management fee under the Amended Lease. The Amended Lease also allows for an option to expand, wherein we have the right of first refusal to rent additional space in the building. We have a one-time option to extend the Amended Lease for a period of 60 months and may elect to terminate the Amended Lease, via written notice to the Landlord, in the event the office space is damaged or destroyed. Total required payments under the Amended Lease are approximately $41 million. Pursuant to the terms of the Amended Lease, the landlord agreed to reimburse us up to $9.0 million, related to a tenant improvement allowance.
On November 17, 2017, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $172.5 million aggregate principal amount of the 2023 Notes. Refer to Note 12, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
As of December 31, 2020, our material contractual obligations were as follows:

(In thousands)	Total	2021	2022	2023	2024	2025
Contractual obligations (1) (2) (3)
Software licenses (4)	$18,970	$12,541	$6,429	$—	$—	$—
Acquisition retention bonuses (5)	6,370	3,370	3,000	—	—	—
Convertible notes	172,500	—	—	172,500	—	—
Interest payments related to convertible notes	5,936	2,372	2,372	1,192	—	—
Total	$203,776	$18,283	$11,801	$173,692	$—	$—
______________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $25.5 million including $23.6 million recorded as a reduction of long-term deferred tax assets and $1.9 million in long-term income taxes payable, as of December 31, 2020. As noted in Note 19, “Income Taxes,” of Notes to Consolidated Financial Statements of this Form 10-K, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.
(2)    For our lease commitments as of December 31, 2020, refer to Note 10, “Leases,” of Notes to Consolidated Financial Statements of this Form 10-K.
(3)    Our other contractual obligations as of December 31, 2020 were not material.
(4)    We have commitments with various software vendors for agreements generally having terms longer than one year.
(5)    In connection with the acquisitions of Northwest Logic in August 2019 and the Secure Silicon IP and Protocols business in December 2019, we are obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.
Share Repurchase Program
On January 21, 2015, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2015 Repurchase Program”). Share repurchases under the 2015 Repurchase Program were made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. During the years ended December 31, 2020 and 2019, we did not repurchase any shares of our common stock under the 2015 Repurchase Program.
On October 29, 2020, our Board approved the 2020 Repurchase Program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by the Board in January 2015 and canceled the remaining shares outstanding as part of the previous authorization.
On November 11, 2020, we entered into the 2020 ASR Program with Deutsche Bank. The 2020 ASR Program was part of the broader 2020 Repurchase Program. Under the 2020 ASR Program, we pre-paid to Deutsche Bank the $50.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 2.6 million shares of our common stock from Deutsche Bank in the fourth quarter of 2020, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock.
The number of shares to be ultimately purchased by us will be determined based on the volume-weighted-average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. The 2020 ASR

Program is expected to be completed within six months from the beginning of the program. There were no other repurchases of our common stock during 2020.
As of December 31, 2020, there remained an outstanding authorization to repurchase approximately 17.4 million shares of our outstanding common stock under the current share repurchase program.
We record share repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the year ended December 31, 2020, the cumulative price of $31.5 million was recorded as an increase to accumulated deficit.
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
Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling price basis. We have established standalone selling prices for all of our offerings - specifically, the same pricing methodology is consistently applied to all licensing arrangements; all services offerings are priced within tightly controlled bands and all contracts that include support and maintenance state a renewal rate or price that is systematically enforced.
Our revenue consists of royalty, product and contract and other revenue. Royalty revenue consists of patent and technology license royalties. Products primarily consist of memory interface chips sold directly and indirectly to module manufacturers and OEMs worldwide through multiple channels, including our direct sales force and distributors. Contract and other revenue consists of software license fees, engineering fees associated with integration of our technology solutions into our customers’ products and support and maintenance fees.
Royalty Revenue
Our patent and technology licensing arrangements generally range between one year and ten years in duration and generally grant the licensee the right to use our entire IP portfolio as it evolves over time. These arrangements do not typically grant the licensee the right to terminate for convenience and where such rights exist, termination is prospective, with no refund of fees already paid by the licensee. There is no interdependency or interrelation between the IP included in the portfolio licensed upon contract inception and any IP subsequently made available to the licensee, and we would be able to fulfill our promises by transferring the portfolio and the additional IP use rights independently. However, the numbers of additions to, and removals from the portfolio (for example when a patent expires and renewal is not granted to us) in any given period have historically been relatively consistent; as such, we do not allocate the transaction price between the rights granted at contract inception and those subsequently granted over time as a function of these additions.
Patent and technology licensing arrangements result in fixed payments received over time, with guaranteed minimum payments on occasion, variable payments calculated based on the licensee’s sale or use of the IP, or a mix of fixed and variable payments.
•For fixed-fee arrangements (including arrangements that include minimum guaranteed amounts), we recognize revenue upon control over the underlying IP use right transferring to the licensee, net of the effect of significant financing components calculated using customer-specific, risk-adjusted lending rates ranging between 3% and 5%, with the related interest income being recognized over time on an effective rate basis. Where a licensee has the contractual right to terminate a fixed-fee arrangement for convenience without any substantive penalty payable upon such termination, we only recognize revenue on contracts in which the parties have present enforceable rights and obligations and that are due and payable.
•For variable arrangements, we recognize revenue based on an estimate of the licensee’s sale or usage of the IP during the period of reference, typically quarterly, with a true-up recorded when we receive the actual royalty report from the licensee.
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
Contract and Other Revenue
Contract and other revenue consists of software license fees and engineering fees associated with integration of our technology solutions into our customers’ related support and maintenance.
An initial software arrangement generally consists of a term-based or perpetual license, significant software customization services and support and maintenance services that include post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. We recognize license and customization services revenue based on an over time model, measured using the input method. License and customization services revenue is reported as part of contract and other revenue. Due to the nature of the work performed in these arrangements, the estimation of the over time model is complex and involves significant judgment. The key factor reviewed by us to estimate costs to complete each contract is the estimated man-months necessary to complete the project. We recognize license renewal revenue at the beginning of the renewal period.
Significant Judgments
Historically and with the exception noted below, no significant judgment has generally been required in determining the amount and timing of revenue from our contracts with customers.
•We have adequate tools and controls in place, and substantial experience and expertise in timely and accurately tracking man-months incurred in completing customization and other professional services, and quantifying changes in estimates.
Key estimates used in recognizing revenue predominantly consist of the following:
•For fixed-fee arrangements in which cash is being received over a period exceeding a year, we calculate a customer-specific lending rate using a Daily Treasury Yield Curve Rate that changes depending on the date on which the licensing arrangement was entered into and the term (in years) of the arrangement, and take into consideration a licensee-specific risk profile determined based on a review of the licensee’s “Full Company View” Dun & Bradstreet report obtained on the date the licensing arrangement was signed by the parties, with a risk premium being added to the Daily Treasury Yield Curve Rate considering the overall business risk, financing strength and risk indicators, as listed.

•We recognize revenue on variable fee licensing arrangements on the basis of estimates.

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
Acquired indefinite-lived intangible assets related to our IPR&D are capitalized and subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, we make a separate determination of the useful life of the acquired indefinite-lived intangible assets and the related amortization is recorded as an expense over the estimated useful life of the specific projects. Indefinite-lived intangible assets are subject to at least an annual assessment for impairment, applying a fair-value based test. Under the income approach, we measure fair value of the indefinite-lived intangible assets based on a projected cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our current business model. Our discounted cash flow projections are based on our annual financial forecasts developed internally by our management for use in managing our business. If the fair value of the indefinite-lived intangible assets exceeds its carrying value, the indefinite-lived intangible assets are not impaired and no further testing is required. If the implied fair value of the indefinite-lived intangible assets is less than the carrying value, the difference is recorded as an impairment loss.

Income Taxes
As part of preparing our consolidated financial statements, we are required to calculate the income tax expense (benefit) which relates to the pretax income or loss for the period. In addition, we are required to assess the realization of the deferred tax asset or liability to be included on the consolidated balance sheet as of the reporting dates.
As of December 31, 2020, our consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $164.3 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses, certain liabilities and certain assets. As of December 31, 2020, we have a valuation allowance of $174.3 million resulting in net deferred tax liabilities of $10.0 million.
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
Stock-Based Compensation
We maintain stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, we sponsor an Employee Stock Purchase Plan (“ESPP”), whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of December 31, 2020, we had an investment portfolio of fixed income marketable securities of $441.2 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of December 31, 2020, the fair value of the portfolio would decline by approximately $2.3 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the Netherlands and the United Kingdom, design centers in Canada, India and Finland and small business development offices in Australia, China, Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of December 31, 2020, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.
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
(i)pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on the criteria in Internal Control — Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.
We have a Code of Business Conduct and Ethics for all of our directors, officers and employees. Our Code of Business Conduct and Ethics is available on our website at https://investor.rambus.com/corporate-governance/committee-composition/code-of-business-conduct-and-ethics/default.aspx. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any amendments or waivers, if and when granted, of our Code of Business Conduct and Ethics on our website.

Item 11.	Executive Compensation
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rambus Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rambus Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - License and Customization Services Revenue

As described in Note 2 to the consolidated financial statements, the Company recognizes license and customization services revenue based on an over time model, measured using the input method. License and customization services revenue is reported as part of contract and other revenue which was $19.8 million for the year ended December 31, 2020. Due to the nature of the work performed in these arrangements, the estimation of the over time model is complex and involves significant judgment. The key factor reviewed by management to estimate costs to complete each contract is the estimated man-months necessary to complete the project.

The principal considerations for our determination that performing procedures relating to revenue recognition for license and customization services revenue is a critical audit matter are the significant judgment by management in determining the estimated man-months necessary to contract completion for each contract, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s estimate of man-months necessary to complete each project.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s license and customization services revenue recognition process, including controls over management’s determination of the estimate of total man-months to complete each contract. These procedures also included, among others, for a sample of contracts, testing management’s process for determining the estimate of total man-months. Evaluating management’s assumption related to the estimate of man-months involved (i) performing a comparison of the estimated man-months to completed projects of similar size and (ii) evaluating the timely identification of circumstances which may warrant a modification to a previous cost estimate, including an assessment of total man-months.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 26, 2021

We have served as the Company’s auditor since 1991.

RAMBUS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

	(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$136,146	$102,176
Marketable securities	366,503	305,488
Accounts receivable	27,903	44,039
Unbilled receivables	135,897	184,366
Inventories	14,466	10,086
Prepaids and other current assets	15,907	18,524
Total current assets	696,822	664,679
Intangible assets, net	36,487	54,900
Goodwill	183,222	183,465
Property, plant and equipment, net	57,693	44,714
Operating lease right-of-use assets	28,708	37,020
Deferred tax assets	4,353	4,574
Unbilled receivables, long-term	232,056	343,703
Other assets	4,535	5,931
Total assets	$1,243,876	$1,338,986
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,993	$9,549
Accrued salaries and benefits	23,326	20,291
Deferred revenue	10,198	11,947
Income taxes payable, short-term	20,064	19,142
Operating lease liabilities	4,724	6,357
Other current liabilities	18,559	18,893
Total current liabilities	85,864	86,179
Convertible notes, long-term	156,031	148,788
Long-term operating lease liabilities	34,305	39,889
Long-term income taxes payable	41,333	60,094
Deferred tax liabilities	14,336	13,846
Other long-term liabilities	6,894	19,272
Total liabilities	338,763	368,068
Commitments and contingencies (Notes 10, 13 and 20)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2020 and December 31, 2019	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 111,697,994 shares at December 31, 2020 and 112,131,352 shares at December 31, 2019	112	112
Additional paid in capital	1,270,426	1,261,142
Accumulated deficit	(365,344)	(290,244)
Accumulated other comprehensive loss	(81)	(92)
Total stockholders’ equity	905,113	970,918
Total liabilities and stockholders’ equity	$1,243,876	$1,338,986
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019	2018

	(In thousands, except per share amounts)
Revenue:
Royalties	$80,985	$90,785	$130,452
Product revenue	113,996	72,972	38,690
Contract and other revenue	47,766	60,270	62,059
Total revenue	242,747	224,027	231,201
Cost of revenue:
Cost of product revenue	37,749	27,156	18,299
Cost of contract and other revenue	5,647	9,905	11,718
Amortization of acquired intangible assets	17,352	14,314	23,684
Total cost of revenue	60,748	51,375	53,701
Gross profit	181,999	172,652	177,500
Operating expenses:
Research and development	139,837	156,815	158,339
Sales, general and administrative	85,619	101,373	98,254
Amortization of acquired intangible assets	1,061	2,743	5,657
Restructuring and other charges	4,089	8,821	2,217
Loss on divestiture	—	7,439	—
Change in fair value of earn-out liability	(1,800)	—	—
Total operating expenses	228,806	277,191	264,467
Operating loss	(46,807)	(104,539)	(86,967)
Interest income and other income (expense), net	17,516	27,375	32,621
Interest expense	(10,340)	(9,852)	(16,282)
Interest and other income (expense), net	7,176	17,523	16,339
Loss before income taxes	(39,631)	(87,016)	(70,628)
Provision for income taxes	3,978	3,403	87,329
Net loss	$(43,609)	$(90,419)	$(157,957)
Net loss per share:
Basic	$(0.39)	$(0.81)	$(1.46)
Diluted	$(0.39)	$(0.81)	$(1.46)
Weighted-average shares used in per share calculations:
Basic	113,254	110,948	108,450
Diluted	113,254	110,948	108,450

Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Net loss	$(43,609)	$(90,419)	$(157,957)
Other comprehensive income (loss):
Foreign currency translation adjustment	24	10,145	(4,447)
Unrealized gain (loss) on marketable securities, net of tax	(13)	54	(747)
Total comprehensive loss	$(43,598)	$(80,220)	$(163,151)
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Common Stock
	Shares	Amount				Total

	(In thousands)
Balances at December 31, 2017	109,764	$110	$1,212,798	$(636,227)	$(5,097)	$571,584
Net loss	—	—	—	(157,957)	—	(157,957)
Foreign currency translation adjustment	—	—	—	—	(4,447)	(4,447)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(747)	(747)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	2,616	3	4,627	—	—	4,630
Repurchase and retirement of common stock under repurchase plan	(3,786)	(4)	(12,573)	(37,456)	—	(50,033)
Stock-based compensation	—	—	21,736	—	—	21,736
Issuance of common stock in connection with the maturity of the 2018 Notes related to the settlement of the in-the-money conversion feature of the 2018 Notes	424	—	—	—	—	—
Cumulative effect adjustment from adoption of ASU 2016-01	—	—	—	1,058	—	1,058
Cumulative effect adjustment from the adoption of ASC 606	—	—	—	626,288	—	626,288
Balances at December 31, 2018	109,018	109	1,226,588	(204,294)	(10,291)	1,012,112
Net loss	—	—	—	(90,419)	—	(90,419)
Foreign currency translation adjustment	—	—	—	—	10,145	10,145
Unrealized gain on marketable securities, net of tax	—	—	—	—	54	54
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	3,113	3	8,078	—	—	8,081
Stock-based compensation	—	—	26,476	—	—	26,476
Cumulative effect adjustment from the adoption of ASC 842	—	—	—	4,469	—	4,469
Balances at December 31, 2019	112,131	112	1,261,142	(290,244)	(92)	970,918
Net loss	—	—	—	(43,609)	—	(43,609)
Foreign currency translation adjustment	—	—	—	—	24	24
Unrealized loss on marketable securities, net of tax	—	—	—	—	(13)	(13)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	2,183	3	2,081	—	—	2,084
Repurchase and retirement of common stock under repurchase plan	(2,616)	(3)	(18,575)	(31,491)	—	(50,069)
Stock-based compensation	—	—	25,778	—	—	25,778
Balances at December 31, 2020	111,698	$112	$1,270,426	$(365,344)	$(81)	$905,113
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Cash flows from operating activities:
Net loss	$(43,609)	$(90,419)	$(157,957)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	25,778	26,476	21,736
Depreciation	28,951	23,507	10,745
Amortization of intangible assets	18,413	17,058	29,341
Non-cash interest expense and amortization of convertible debt issuance costs	7,243	6,854	9,243
Deferred income taxes	685	(1,816)	79,954
Non-cash restructuring	—	—	670
Loss on divestiture	—	7,439	—
Loss on equity investment	747	696	67
Gain from sale of marketable equity security	—	—	(291)
Gain from sale of assets held for sale	—	—	(1,266)
(Gain) loss from disposal of property, plant and equipment	(77)	157	395
Change in fair value of earn-out liability	(1,800)	—	—
Change in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	16,136	4,994	(24,933)
Unbilled receivables	160,116	151,513	145,164
Prepaid expenses and other assets	2,042	4,064	(4,084)
Inventories	(4,380)	(3,353)	(1,856)
Accounts payable	(2,176)	2,934	(2,268)
Accrued salaries and benefits and other liabilities	3,353	7,135	(3,221)
Income taxes payable	(17,852)	(15,925)	(14,550)
Deferred revenue	(1,486)	(3,497)	228
Operating lease liabilities	(6,625)	(9,282)	—
Net cash provided by operating activities	185,459	128,535	87,117
Cash flows from investing activities:
Purchases of property, plant and equipment	(29,728)	(6,472)	(10,762)
Acquisition of intangible assets	—	—	(350)
Purchases of marketable securities	(898,957)	(657,433)	(282,117)
Maturities of marketable securities	817,834	507,385	223,079
Proceeds from sale of marketable securities	21,588	6,758	—
Proceeds from divestiture, net of cash disposed	—	76,039	—
Proceeds from sale of assets held for sale	—	—	3,754
Proceeds from sale of property and property, plant and equipment	—	29	10
Settlement of working capital adjustment from disposal of business	(1,131)	—	—
Proceeds from sale of equity security	—	—	1,350
Investment in privately-held companies	—	(1,000)	(3,000)
Acquisition of businesses, net of cash acquired	—	(66,780)	—
Net cash used in investing activities	(90,394)	(141,474)	(68,036)
Cash flows from financing activities:
Repayment of 1.125% convertible notes	—	—	(81,207)
Proceeds received from issuance of common stock under employee stock plans	11,487	15,104	11,402
Payments under installment payment arrangement	(13,201)	(8,379)	—
Principal payments against financing lease obligation	—	—	(1,080)
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	(50,069)	—	(50,033)
Payments of taxes on restricted stock units	(9,403)	(7,023)	(6,766)
Net cash used in financing activities	(61,186)	(298)	(127,684)
Effect of exchange rate changes on cash and cash equivalents	106	(497)	(989)
Net increase (decrease) in cash, cash equivalents and restricted cash	33,985	(13,734)	(109,592)
Cash, cash equivalents and restricted cash at beginning of year	102,518	116,252	225,844
Cash, cash equivalents and restricted cash at end of year	$136,503	$102,518	$116,252

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,372	$2,372	$3,044
Income taxes, net of refunds	$21,312	$17,835	$23,581
Non-cash investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$20,952	$29,844	$8,225

	As of December 31,
	2020	2019	2018

	(In thousands)
Reconciliation of the cash, cash equivalents and restricted cash balances as shown in the consolidated statement of cash flows:
Cash and cash equivalents	$136,146	$102,176	$115,924
Restricted cash	357	342	328
Cash, cash equivalents and restricted cash	$136,503	$102,518	$116,252
Refer to Notes to Consolidated Financial Statements

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
Rambus produces products and innovations that address the fundamental challenges of accelerating data. The Company makes industry-leading chips and IP that enable critical performance improvements for data center and other growing markets. The ongoing shift to the cloud, along with the widespread advancement of artificial intelligence (“AI”) across the data center, 5G, automotive and Internet of Things (“IoT”), has led to an exponential growth in data usage and tremendous demands on data infrastructure. Creating fast and safe connections, both in and across systems, remains one of the most mission-critical design challenges limiting performance in advanced hardware for these markets.
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
Rambus’ revenue consists of royalty, product and contract and other revenue. Royalty revenue consists of patent and technology license royalties. Products primarily consist of memory interface chips sold directly and indirectly to module manufacturers and OEMs worldwide through multiple channels, including our direct sales force and distributors. Contract and other revenue consists of software license fees, engineering fees associated with integration of Rambus’ technology solutions into its customers’ products and support and maintenance fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Royalty Revenue
Rambus’ patent and technology licensing arrangements generally range between one year and ten years in duration and generally grant the licensee the right to use the Company’s entire intellectual property (“IP”) portfolio as it evolves over time. These arrangements do not typically grant the licensee the right to terminate for convenience and where such rights exist, termination is prospective, with no refund of fees already paid by the licensee. There is no interdependency or interrelation between the IP included in the portfolio licensed upon contract inception and any IP subsequently made available to the licensee, and the Company would be able to fulfill its promises by transferring the portfolio and the additional IP use rights independently. However, the numbers of additions to, and removals from the portfolio (for example when a patent expires and renewal is not granted to the Company) in any given period have historically been relatively consistent; as such, the Company does not allocate the transaction price between the rights granted at contract inception and those subsequently granted over time as a function of these additions.
Patent and technology licensing arrangements result in fixed payments received over time, with guaranteed minimum payments on occasion, variable payments calculated based on the licensee’s sale or use of the IP, or a mix of fixed and variable payments.
•For fixed-fee arrangements (including arrangements that include minimum guaranteed amounts), the Company recognizes revenue upon control over the underlying IP use right transferring to the licensee, net of the effect of significant financing components calculated using customer-specific, risk-adjusted lending rates ranging between 3% and 5%, with the related interest income being recognized over time on an effective rate basis. Where a licensee has the contractual right to terminate a fixed-fee arrangement for convenience without any substantive penalty payable upon such termination, the Company applies the guidance in ASU No. 2014-09, Revenue from Contracts with Customers in Accounting Standards Codification (ASC) Topic 606 (“ASC 606”) to the duration of the contract in which the parties have present enforceable rights and obligations and only recognizes revenue for amounts that are due and payable.
•For variable arrangements, the Company recognizes revenue based on an estimate of the licensee’s sale or usage of the IP during the period of reference, typically quarterly, with a true-up recorded when the Company receives the actual royalty report from the licensee.
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
An initial software arrangement generally consists of a term-based or perpetual license, significant software customization services and support and maintenance services that include post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. The Company recognizes license and customization services revenue based on an over time model, measured using the input method. License and customization services revenue is reported as part of contract and other revenue which was approximately $19.8 million for the year ended December 31, 2020. Due to the nature of the work performed in these arrangements, the estimation of the over time model is complex and involves significant judgment. The key factor reviewed by management to estimate costs to complete each contract is the estimated man-months necessary to complete the project. The Company recognizes license renewal revenue at the beginning of the renewal period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Significant Judgments
Historically and with the exception noted below, no significant judgment has generally been required in determining the amount and timing of revenue from the Company’s contracts with customers.
•The Company has adequate tools and controls in place, and substantial experience and expertise in timely and accurately tracking man-months incurred in completing customization and other professional services, and quantifying changes in estimates.
Key estimates used in recognizing revenue predominantly consist of the following:
•For fixed-fee arrangements in which cash is being received over a period exceeding a year, the Company calculates a customer-specific lending rate using a Daily Treasury Yield Curve Rate that changes depending on the date on which the licensing arrangement was entered into and the term (in years) of the arrangement, and takes into consideration a licensee-specific risk profile determined based on a review of the licensee’s “Full Company View” Dun & Bradstreet report obtained on the date the licensing arrangement was signed by the parties, with a risk premium being added to the Daily Treasury Yield Curve Rate considering the overall business risk, financing strength and risk indicators, as listed.
•The Company recognizes revenue on variable fee licensing arrangements on the basis of estimates.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing, and a contract liability when revenue is recognized subsequent to invoicing. The contract assets are transferred to receivables when the billing occurs.
Cost of Revenue
Cost of revenue includes cost of professional services, materials, including cost of wafers processed by third-party foundries, cost associated with packaging and assembly, test and shipping, cost of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance, warranty cost, amortization of existing technology, write-down of inventories, amortization of production mask costs, overhead and an allocated portion of occupancy costs.
Leases
The Company adopted the New Leasing Standard as of January 1, 2019 using the alternative transition method provided by ASU No. 2018-11 and did not recast comparative periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Additionally, the Company elected the practical expedient related to non-lease components and made the policy election for the short-term leases exemptions. The Company used its incremental borrowing rate to measure the lease liabilities at the adoption date for its existing operating leases that commenced prior to January 1, 2019, which was based on the remaining lease term and remaining lease payments for such leases.
The Company leases office space, domestically and internationally, under operating leases. The Company’s leases have remaining lease terms between one year and ten years. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and long-term operating lease liabilities in the Company’s consolidated balance sheets. The Company does not have any finance leases. The Company determines if an arrangement is a lease, or contains a lease, at inception. The Company assesses all relevant facts and circumstances in making the determination of the existence of a lease. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments, and uses the implicit rate when readily determinable. Many of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company does not separate non-lease components from lease components. Operating lease costs are included in research and development and selling, general and administrative costs on the statement of operations.
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
The Company performed its annual goodwill impairment analysis as of December 31, 2020 and determined that there was no impairment of its goodwill. For the years ended December 31, 2019 and 2018, the Company did not recognize any goodwill impairment charges.
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
Property, Plant and Equipment
Property, plant and equipment include computer equipment, computer software, machinery, leasehold improvements, and furniture and fixtures. Computer equipment, computer software, machinery, and furniture and fixtures are stated at cost and generally depreciated on a straight-line basis over an estimated useful life of three years, three years to five years, two years or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
seven years, and three years, respectively. Refer to Note 11, “Balance Sheet Details,” for additional details. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the initial terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in the results from operations.
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
When the Company determines that the carrying value of the asset groups may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by the Company to be commensurate with the risk inherent in the Company’s current business model. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. The impairment charge is recorded to reduce the pre-impairment carrying amount of the assets based on the relative carrying amount of those assets, though not to reduce the carrying amount of an asset below its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of the assets. During 2020, 2019 and 2018, the Company did not recognize any impairment of its definite-lived and indefinite-lived assets.
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
Stock-Based Compensation and Equity Incentive Plans
The Company maintained stock plans covering a broad range of equity grants including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, the Company sponsors an Employee Stock Purchase Plan (“ESPP”), whereby eligible employees are entitled to purchase Common Stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the Common Stock as of specific dates.
The Company determines compensation expense associated with restricted stock units based on the fair value of its common stock on the date of grant. The Company determines compensation expense associated with stock options based on the estimated grant-date fair value method using the Black-Scholes Merton (“BSM”) valuation model. The Company generally recognizes compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Stock-based compensation expense for 2020, 2019 and 2018 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments with original maturity of three months or less at the date of purchase. The Company maintains its cash balances with high quality financial institutions. Cash equivalents are invested in highly-rated and highly-liquid money market securities and certain U.S. government sponsored obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Marketable Securities
Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses are recorded on the specific identification method and are included in interest and other income, net. The Company reviews its investments in marketable securities for possible other than temporary impairments on a regular basis. If any loss on investment is believed to be a credit loss, a charge will be recognized in operations. In evaluating whether a credit loss on a debt security has occurred, the Company considers the following factors: 1) the Company’s intent to sell the security, 2) if the Company intends to hold the security, whether or not it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis and 3) even if the Company intends to hold the security, whether or not the Company expects the security to recover the entire amortized cost basis. Due to the high credit quality and short-term nature of the Company’s investments, there have been no material credit losses recorded to date. The classification of funds between short-term and long-term is based on whether the securities are available for use in operations or other purposes.
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities as of December 31, 2020 and 2019. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. The fair value of the Company’s convertible notes fluctuates with interest rates and with the market price of the common stock, but does not affect the carrying value of the debt on the balance sheet.
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
Computation of Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted-average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units, and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.
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
Credit Concentration
As of December 31, 2020 and 2019, the Company’s cash, cash equivalents and marketable securities were invested with various financial institutions in the form of corporate notes, bonds and commercial paper, money market funds, U.S. Treasuries, U.S. Government Agencies, and municipal bonds and notes. The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high credit issuers and, by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
investment policy, attempts to limit the amount of credit exposure to any one issuer. As stated in the Company’s investment policy, it will ensure the safety and preservation of the Company’s invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk from these assets.
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
The Company’s unbilled receivables are collected from customers located in the U.S. and internationally. Refer to Note 4, “Revenue Recognition” for further details.
Foreign Currency Translation and Re-Measurement
The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in Accumulated Other Comprehensive Gain (Loss) in the consolidated statements of stockholders’ equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency re-measure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and non-monetary assets and liabilities at historical rates. Additionally, foreign currency transaction gains and losses are included in interest income and other (income) expense, net, in the consolidated statements of operations and were not material in the periods presented. Subsequent to the divestiture of the Company’s Payments and Ticketing businesses in 2019, the U.S. dollar is primarily the functional currency of the Company’s foreign subsidiaries.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the range. Any such accrual would be charged to expense in the appropriate period. Rambus recognizes litigation expenses in the period in which the litigation services were provided.
3. Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in this ASU remove certain exceptions, clarifies and amends existing guidance. This ASU is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted. Certain disclosures in ASU No. 2019-12 would need to be applied on a retrospective basis, modified retrospective basis, or prospective basis. The Company elected to early adopt this ASU on January 1, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
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
Recent Accounting Pronouncements Not Yet Adopted
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of December 31, 2020.
The Company’s contract balances were as follows:

	As of December 31,
(In thousands)	2020	2019
Unbilled receivables	$367,953	$528,069
Deferred revenue	10,461	11,947
During the years ended December 31, 2020 and December 31, 2019, the Company recognized $10.3 million and $18.3 million, respectively, of revenue that was included in the contract balances as of December 31, 2019 and December 31, 2018, respectively.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $17.4 million as of December 31, 2020, which the Company primarily expects to recognize over the next 2 years.
5. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2020	2019	2018
Net loss per share:
Numerator:
Net loss	$(43,609)	$(90,419)	$(157,957)
Denominator:
Weighted-average common shares outstanding - basic	113,254	110,948	108,450
Effect of potential dilutive common shares	—	—	—
Weighted-average common shares outstanding - diluted	113,254	110,948	108,450
Basic net loss per share	$(0.39)	$(0.81)	$(1.46)
Diluted net loss per share	$(0.39)	$(0.81)	$(1.46)
For the years ended December 31, 2020, 2019 and 2018, options to purchase approximately 0.3 million, 1.0 million and 1.6 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense.
For the years ended December 31, 2020, 2019 and 2018, an additional 2.3 million, 2.4 million and 2.4 million shares, respectively, have been excluded from the weighted-average dilutive shares because there was a net loss for the periods. These shares do not include the Company’s 2023 Notes and the 1.125% convertible senior notes due 2018 (the “2018 Notes”). The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $18.93 and $12.07, respectively, per share is payable in cash, shares of the Company’s common stock or a combination of both. The Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the notes. The Company’s intent is to settle the principal amount of the notes in cash upon conversion. As a result, upon conversion of the notes, only the amounts payable in excess of the principal amounts of the notes are considered in diluted earnings per share under the treasury stock method. Refer to Note 12, “Convertible Notes” for more details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the years ended December 31, 2020 and December 31, 2019:

(In thousands)	December 31, 2019	Adjustment to Goodwill (1)	December 31, 2020
Total goodwill	$183,465	$(243)	$183,222
______________________________________
(1)    Working capital adjustments related to the acquisition of Northwest Logic, Inc. (“Northwest Logic”).

	As of December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$204,992	$(21,770)	$183,222

(In thousands)	December 31, 2018	Additions to Goodwill (1)	Divestiture of Goodwill (2)	Effect of Exchange Rates (3)	December 31, 2019
Total goodwill	$207,178	$30,322	$(54,494)	$459	$183,465
______________________________________
(1)    In August 2019, the Company acquired Northwest Logic, and in December 2019, the Company acquired the Secure Silicon IP and Protocols business from Verimatrix (the “Secure Silicon IP and Protocols business”), which resulted in the Company recognizing additional goodwill. Refer to Note 21, “Acquisitions,” for additional information.
(2)    Refer to Note 17, “Divestiture,” for additional information.
(3)    Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$205,235	$(21,770)	$183,465

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible Assets
The components of the Company’s intangible assets as of December 31, 2020 and December 31, 2019 were as follows:

		As of December 31, 2020
(In thousands, except useful life)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$263,789	$(230,950)	$32,839
Customer contracts and contractual relationships	0.5 to 10 years	36,293	(34,245)	2,048
Non-compete agreements and trademarks	3 years	300	(300)	—
IPR&D	Not applicable	1,600	—	1,600
Total intangible assets		$301,982	$(265,495)	$36,487

		As of December 31, 2019
(In thousands, except useful life)	Useful Life	Gross Carrying Amount (1) (2)	Accumulated Amortization (1) (2)	Net Carrying Amount
Existing technology	3 to 10 years	$262,789	$(213,354)	$49,435
Customer contracts and contractual relationships	0.5 to 10 years	36,293	(33,428)	2,865
Non-compete agreements and trademarks	3 years	300	(300)	—
IPR&D	Not applicable	2,600	—	2,600
Total intangible assets		$301,982	$(247,082)	$54,900
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
Amortization expense for intangible assets for the years ended December 31, 2020, 2019, and 2018 was $18.4 million, $17.1 million, and $29.3 million, respectively. The estimated future amortization expense of intangible assets as of December 31, 2020 was as follows (in thousands):

Years Ending December 31:	Amount
2021	$14,611
2022	7,644
2023	6,940
2024	5,492
2025	200
Thereafter	—
Total amortizable purchased intangible assets	34,887
IPR&D	1,600
Total intangible assets	$36,487
7. Segments and Major Customers
Operating segments are based upon Rambus’ internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of December 31, 2020, the Company has a single operating and reportable segment. Accordingly, no additional disclosure of segment measures of profit or loss or total assets is applicable for all periods presented.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at December 31, 2020 and 2019, respectively, was as follows:

	As of December 31,
	2020	2019
Customer 1	14%	*
Customer 2	13%	14%
Customer 3	11%	*
Customer 4	*	19%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period
Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Years Ended December 31,
	2020	2019	2018
Customer A	15%	10%	*
Customer B	13%	*	*
Customer C	*	14%	15%
Customer D	*	*	11%
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Years Ended December 31,
(In thousands)	2020	2019	2018
USA	$137,614	$134,526	$129,567
Taiwan	21,803	24,118	21,749
South Korea	3,664	3,583	13,421
Japan	16,862	11,877	23,222
Europe	7,359	10,262	15,668
Canada	1,162	3,554	4,960
Singapore	28,034	21,751	19,140
Asia-Other	26,249	14,356	3,474
Total	$242,747	$224,027	$231,201
At December 31, 2020, of the $57.7 million of total property, plant and equipment, approximately $53.2 million were located in the United States, $3.3 million were located in India and $1.2 million were located in other foreign locations. At December 31, 2019, of the $44.7 million of total property, plant and equipment, approximately $40.3 million were located in the United States, $3.4 million were located in India and $1.0 million were located in other foreign locations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of December 31, 2020
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$32,815	$32,815	$—	$—	0.01%
U.S. Government bonds and notes	169,880	169,920	3	(43)	0.12%
Corporate notes, bonds and commercial paper	238,491	238,509	61	(79)	0.21%
Total cash equivalents and marketable securities	441,186	441,244	64	(122)
Cash	61,463	61,463	—	—
Total cash, cash equivalents and marketable securities	$502,649	$502,707	$64	$(122)

	As of December 31, 2019
(Dollars in thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$10,065	$10,065	$—	$—	1.48%
U.S. Government bonds and notes	39,086	39,087	—	(1)	1.49%
Corporate notes, bonds and commercial paper	314,391	314,435	19	(63)	1.81%
Total cash equivalents and marketable securities	363,542	363,587	19	(64)
Cash	44,122	44,122	—	—
Total cash, cash equivalents and marketable securities	$407,664	$407,709	$19	$(64)
Available-for-sale securities are reported at fair value on the balance sheets and classified as follows:

	As of December 31,
(In thousands)	2020	2019
Cash equivalents	$74,683	$58,054
Short-term marketable securities	366,503	305,488
Total cash equivalents and marketable securities	441,186	363,542
Cash	61,463	44,122
Total cash, cash equivalents and marketable securities	$502,649	$407,664
The Company continues to invest in highly rated quality, highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at December 31, 2020 and 2019 are as follows:

	Fair Value		Gross Unrealized Loss
(In thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Less than 12 months
U.S. Government bonds and notes	$72,896	$14,112	$(43)	$(1)
Corporate notes, bonds and commercial paper	181,354	250,822	(79)	(63)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$254,250	$264,934	$(122)	$(64)
The gross unrealized loss at December 31, 2020 and 2019 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. The Company reasonably

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	December 31, 2020
Due less than one year	$334,332
Due from one year through three years	74,039
Total	$408,371
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
Fair Value Hierarchy
The fair value measurement statement requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires that fair value measurement be classified and disclosed in one of the following three categories:
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
The Company does not have any financial assets in Level 3 as of December 31, 2020 and 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of December 31, 2020 and 2019:

	As of December 31, 2020
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$32,815	$32,815	$—	$—
U.S. Government bonds and notes	169,880	—	169,880	—
Corporate notes, bonds and commercial paper	238,491	—	238,491	—
Total available-for-sale securities	$441,186	$32,815	$408,371	$—

	As of December 31, 2019
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,065	$10,065	$—	$—
U.S. Government bonds and notes	39,086	—	39,086	—
Corporate notes, bonds commercial paper	314,391	—	314,391	—
Total available-for-sale securities	$363,542	$10,065	$353,477	$—
The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” in the consolidated statement of operations. During the years ended December 31, 2020 and 2019, the Company recorded no other-than-temporary impairment charges on its investments.
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of December 31, 2020, the Company’s 25.0% ownership percentage amounted to a $2.8 million equity interest in this equity investment. As of December 31, 2019, the Company’s 25.0% ownership percentage amounted to a $3.6 million equity interest in this equity investment. The Company’s equity interest was included in other assets on the accompanying consolidated balance sheets. The Company recorded immaterial amounts in its consolidated statements of operations representing its share of the investee’s loss for the years ended December 31, 2020 and 2019.
During the years ended December 31, 2020 and 2019, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2020 and 2019:

	As of December 31, 2020			As of December 31, 2019
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the “2023 Notes”)	$172,500	$156,031	$194,709	$172,500	$148,788	$174,239
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 12, “Convertible Notes,” as of December 31, 2020, the convertible notes are carried at their face value of $172.5 million, less any unamortized debt discount and unamortized debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.
Information regarding the Company’s goodwill and long-lived assets balances are disclosed in Note 6, “Intangible Assets and Goodwill.”
10. Leases
On July 8, 2019, the Company entered into a definitive triple net space lease agreement with 237 North First Street Holdings, LLC (the “Landlord”), whereby the Company leases office space located at 4453 North First Street in San Jose, California, (the “Lease”). In April 2020, the lease was amended for certain terms (the “Amended Lease”). The Amended Lease includes approximately 90,000 square feet of office space, which serves as the Company’s corporate headquarters and includes engineering, sales, marketing and administrative functions. The Amended Lease has a term of 128 months from the amended commencement date in April 2020. The starting rent of the Amended Lease is approximately $3.26 per square foot on a triple net basis. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Amended Lease and will be $4.38 per square foot in the final year of the Amended Lease term. In addition to the base rent, the Company will also pay operating expenses, insurance expenses, real estate taxes, and a management fee under the Amended Lease. The Amended Lease also allows for an option to expand, wherein the Company has the right of first refusal to rent additional space in the building. The Company has a one-time option to extend the Amended Lease for a period of 60 months and may elect to terminate the Amended Lease, via written notice to the Landlord, in the event the office space is damaged or destroyed. Total required payments under the Amended Lease are approximately $41 million. Pursuant to the terms of the Amended Lease, the landlord agreed to reimburse the Company up to $9.0 million, related to a tenant improvement allowance. The lease of the Company’s Sunnyvale, California, headquarters expired on June 30, 2020.
Refer to Note 13, “Commitments and Contingencies,” for additional information regarding the Company’s leases.
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2020 (in thousands):

Years ending December 31,	Amount
2021	$8,616
2022	7,382
2023	4,570
2024	3,925
2025	4,043
Thereafter	21,325
Total minimum lease payments	49,861
Less: amount of lease payments representing interest	(10,832)
Present value of future minimum lease payments	39,029
Less: current obligations under leases	(4,724)
Long-term lease obligations	$34,305
As of December 31, 2020, the weighted-average remaining lease term for the Company’s operating leases was 8.1 years, and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 4.2%.
Operating lease costs included in research and development and selling, general and administrative costs on the statement of operations were $9.5 million and $9.6 million for the years ended December 31, 2020 and 2019, respectively. Rent expense, recorded under accounting guidance in effect prior to January 1, 2019 when the New Leasing Standard became effective for the Company, was approximately $5.2 million for the year ended December 31, 2018.
Cash paid for amounts included in the measurement of operating lease liabilities was $7.2 million for the year ended December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Balance Sheet Details
Inventories
Inventories consisted of the following:

	As of December 31,
(In thousands)	2020	2019
Raw materials	$7,945	$3,997
Work in process	650	1,455
Finished goods	5,871	4,634
Total	$14,466	$10,086
Property, Plant and Equipment, net
Property, plant and equipment, net is comprised of the following:

	As of December 31,
(In thousands)	2020	2019
Computer software	$49,862	$50,453
Computer equipment	32,122	36,761
Furniture and fixtures	11,100	16,136
Leasehold improvements	9,658	10,316
Machinery	10,378	10,446
Construction in progress	27,250	1,691
Property, plant and equipment, gross	140,370	125,803
Less accumulated depreciation and amortization	(82,677)	(81,089)
Property, plant and equipment, net	$57,693	$44,714
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $21.2 million, $15.2 million and $10.7 million, respectively.
Accumulated Other Comprehensive Gain (Loss)
Accumulated other comprehensive gain (loss) is comprised of the following:

	As of December 31,
(In thousands)	2020	2019
Foreign currency translation adjustments	$129	$105
Unrealized loss on available-for-sale securities, net of tax	(210)	(197)
Total	$(81)	$(92)
12. Convertible Notes
The Company’s convertible notes are shown in the following table:

	As of December 31,
(In thousands)	2020	2019
2023 Notes	$172,500	$172,500
Unamortized discount - 2023 Notes	(15,420)	(22,163)
Unamortized debt issuance costs - 2023 Notes	(1,049)	(1,549)
Total convertible notes	156,031	148,788
Less current portion	—	—
Total long-term convertible notes	$156,031	$148,788

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following events are considered “events of default” with respect to the 2023 Notes, which may result in the acceleration of the maturity of the 2023 Notes:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1) the Company defaults on the payment when due of any principal of any of the 2023 Notes at maturity or upon exercise of a repurchase right or otherwise;
(2) the Company defaults on the payment of any interest, including additional interest, if any, on any of the 2023 Notes, when the interest becomes due and payable, and continuance of such default for a period of 30 days;
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
1.125% Convertible Senior Notes due 2018. On August 16, 2013, the Company issued $138.0 million aggregate principal amount of 1.125% convertible senior notes pursuant to an indenture (the “2018 Indenture”) by and between the Company and U.S. Bank National Association, as the trustee. The 2018 Notes matured on August 15, 2018 (the “Maturity Date”), subject to earlier repurchase or conversion. In accounting for the 2018 Notes at issuance, the Company separated the 2018 Notes into liability and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. As of the date of issuance, the Company determined that the liability component of the 2018 Notes was $107.7 million and the equity component of the 2018 Notes was $30.3 million. The fair value of the liability component was estimated using an interest rate for a similar instrument without a conversion feature. The unamortized discount related to the 2018 Notes was amortized to interest expense using the effective interest method over five years through August 2018.
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
The 2018 Notes were convertible into shares of the Company’s common stock at an initial conversion rate of 82.8329 shares of common stock per $1,000 principal amount of 2018 Notes, subject to adjustment in certain events. This is equivalent to an initial conversion price of approximately $12.07 per share of common stock. Holders may have surrendered their 2018 Notes for conversion prior to the close of business day immediately preceding May 15, 2018 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the closing sale price of the common stock for 20 or more trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price per share of common stock on the last trading day of the preceding calendar quarter; (2) during the five business day period after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate on each such trading day; (3) upon the occurrence of specified distributions to holders of the Company’s common stock; or (4) upon the occurrence of specified corporate events. On or after May 15, 2018 until the close of business on the second scheduled trading day immediately preceding the Maturity Date, holders may have converted their notes at any time, regardless of the foregoing circumstances. If a holder elected to convert its 2018 Notes in connection with certain fundamental changes, as that term is defined in the 2018 Indenture, that occurred prior to the Maturity Date, the Company would have, in certain circumstances, increased the conversion rate for 2018 Notes converted in connection with such fundamental changes by a specified number of shares of common stock.
Upon conversion of the 2018 Notes, the Company would have paid cash up to the aggregate principal amount of the notes to have been converted and paid or delivered, as the case may be, cash, shares of the Company’s common stock or a combination

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the notes converted, as specified in the Indenture.
During the third quarter of 2018, the Company paid upon maturity the remaining $81.2 million in aggregate principal amount of the 2018 Notes. Additionally, the Company delivered 423,873 shares of the Company’s common stock as settlement related to the in-the-money conversion feature of the 2018 Notes at maturity. The value of the shares delivered was approximately $5.0 million.
As of December 31, 2020, none of the conversion conditions were met related to the 2023 Notes. Therefore, the classification of the entire equity component for the 2023 Notes in permanent equity is appropriate as of December 31, 2020.
Interest expense related to the notes for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Years Ended December 31,
(In thousands)	2020	2019	2018
2023 Notes coupon interest at a rate of 1.375%	$2,372	$2,372	$2,372
2023 Notes amortization of discount and debt issuance cost at an additional effective interest rate of 4.9%	7,243	6,854	6,486
2018 Notes coupon interest at a rate of 1.125%	—	—	377
2018 Notes amortization of discount and debt issuance cost at an additional effective interest rate of 5.5%	—	—	2,756
Total interest expense on convertible notes	$9,615	$9,226	$11,991
13. Commitments and Contingencies
On December 15, 2009, the Company entered into a lease agreement for approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California, which commenced on July 1, 2010 and expired on June 30, 2020. The office space was used for the Company’s corporate headquarters, as well as engineering, sales, marketing and administrative operations and activities. Refer to Note 10, “Leases,” for information regarding the Company’s lease agreement for a new corporate headquarters in San Jose, California.
On November 17, 2017, the Company entered into an Indenture with U.S. Bank National Association, as trustee, relating to the issuance by the Company of $172.5 million aggregate principal amount of the 2023 Notes. Refer to Note 12, “Convertible Notes,” for additional details.
As of December 31, 2020, the Company’s material contractual obligations were as follows (in thousands):

	Total	2021	2022	2023	2024	2025
Contractual obligations (1) (2) (3)
Software licenses (4)	$18,970	$12,541	$6,429	$—	$—	$—
Acquisition retention bonuses (5)	6,370	3,370	3,000	—	—	—
Convertible notes	172,500	—	—	172,500	—	—
Interest payments related to convertible notes	5,936	2,372	2,372	1,192	—	—
Total	$203,776	$18,283	$11,801	$173,692	$—	$—
______________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $25.5 million including $23.6 million recorded as a reduction of long-term deferred tax assets and $1.9 million in long-term income taxes payable, as of December 31, 2020. As noted below in Note 19, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
(2)    For the Company’s lease commitments as of December 31, 2020, refer to Note 10, “Leases.”
(3)    The Company’s other contractual obligations as of December 31, 2020 were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4)    The Company has commitments with various software vendors for agreements generally having terms longer than one year.
(5)    In connection with the acquisitions of Northwest Logic in August 2019 and the Secure Silicon IP and Protocols business in December 2019, the Company is obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.
Indemnifications
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other IP infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this is not always possible. The fair value of the liability as of December 31, 2020 and 2019 was not material.
14. Equity Incentive Plans and Stock-Based Compensation
Equity Incentive Plans
The Company has three equity incentive plans under which grants are currently outstanding: the 2006 Equity Incentive Plan (the “2006 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”). On April 23, 2015, the Company’s stockholders approved the 2015 Plan, which replaced the 2006 Plan. Additionally, in the third quarter of 2019, the Company adopted the 2019 Inducement Plan and, subject to the adjustment provisions of the 2019 Inducement Plan, reserved 400,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the 2019 Inducement Plan. The 2015 Plan and 2019 Inducement Plan were the Company’s only plans for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of December 31, 2020. Grants under all plans typically have a requisite service period of 60 months or 48 months, have straight-line vesting schedules and expire not more than 10 years from date of grant. No further awards will be made under the 2006 Plan, but the 2006 Plan will continue to govern awards previously granted under it. In addition, any shares subject to stock options or other awards granted under the 2006 Plan that on or after the effective date of the 2015 Plan are forfeited, cancelled, exchanged or surrendered or terminate under the 2006 Plan will become available for grant under the 2015 Plan. The Board will periodically review actual share consumption under the 2015 Plan and may make a request for additional shares as needed.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2017	5,051,147
Increase in shares approved for issuance	5,500,000
Stock options granted	(711,479)
Stock options forfeited	877,803
Nonvested equity stock and stock units granted (1) (2)	(4,993,802)
Nonvested equity stock and stock units forfeited (1)	4,350,377
Total shares available for grant as of December 31, 2018	10,074,046
Increase in shares approved for issuance (3)	400,000
Stock options granted	(80,000)
Stock options forfeited	426,960
Nonvested equity stock and stock units granted (1) (4)	(7,261,845)
Nonvested equity stock and stock units forfeited (1)	3,267,702
Total shares available for grant as of December 31, 2019	6,826,863
Increase in shares approved for issuance (5)	7,800,000
Stock options granted	(40,000)
Stock options forfeited	101,816
Nonvested equity stock and stock units granted (1) (6)	(3,528,401)
Nonvested equity stock and stock units forfeited (1)	1,252,042
Total shares available for grant as of December 31, 2020	12,412,320
______________________________________
(1)    For purposes of determining the number of shares available for grant under the 2015 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.
(2)    Amount includes 0.5 million shares that had been reserved for potential future issuance related to certain performance unit awards discussed under the section titled “Nonvested Equity Stock and Stock Units” below.
(3)    Shares were reserved under the 2019 Inducement Plan adopted in the third quarter of 2019.
(4)    Amount includes 1.0 million shares that have been reserved for potential future issuance related to certain performance unit awards discussed under the section titled “Nonvested Equity Stock and Stock Units” below.
(5)    On April 30, 2020, the Company’s stockholders approved an additional 7,800,000 shares for issuance under the 2015 Plan.
(6)    Amount includes 0.5 million shares that have been reserved for potential future issuance related to certain performance unit awards discussed under the section titled “Nonvested Equity Stock and Stock Units” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the years ended December 31, 2020, 2019 and 2018 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2020:

	Options Outstanding		Weighted-Average Remaining Contractual Term
(In thousands, except per share amounts and years)	Number of Shares	Weighted-Average Exercise Price per Share		Aggregate Intrinsic Value
Outstanding as of December 31, 2017	4,310,361	$9.78
Options granted	711,479	$12.84
Options exercised	(908,146)	$6.70
Options forfeited	(877,803)	$13.73
Outstanding as of December 31, 2018	3,235,891	$10.25
Options granted	80,000	$13.25
Options exercised	(1,249,785)	$7.79
Options forfeited	(426,960)	$13.71
Outstanding as of December 31, 2019	1,639,146	$11.37
Options granted	40,000	$15.59
Options exercised	(613,119)	$10.74
Options forfeited	(101,816)	$19.41
Outstanding as of December 31, 2020	964,211	$11.08	5.04	$6,151
Vested or expected to vest at December 31, 2020	961,925	$11.08	5.03	$6,143
Options exercisable at December 31, 2020	781,102	$10.51	4.31	$5,432
Employee Stock Purchase Plan
During the years ended December 31, 2020, 2019, and 2018, the Company had one employee stock purchase plan, the 2015 Employee Stock Purchase Plan (“2015 ESPP”). Employees generally will be eligible to participate in the plan if they are employed by Rambus for more than 20 hours per week and more than five months in a fiscal year. The 2015 ESPP provides for six-month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under the plans, employees may purchase stock at the lower of 85% of the beginning of the offering period (the enrollment date), or the end of each offering period (the purchase date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the purchase date.
The Company issued 467,065 shares at a weighted-average price of $10.51 per share during the year ended December 31, 2020. The Company issued 629,438 shares at a weighted-average price of $8.53 per share during the year ended December 31, 2019. The Company issued 541,395 shares at a weighted-average price of $9.99 per share during the year ended December 31, 2018. On April 30, 2020, the Company's stockholders approved an additional 2,000,000 shares to be reserved for issuance under the 2015 ESPP. As of December 31, 2020, 3,198,375 shares under the ESPP remained available for issuance.
Stock-Based Compensation
Stock Options
During the years ended December 31, 2020 and 2019, the number of stock options granted were not material. During the year ended December 31, 2018, Rambus granted 711,479 stock options with an estimated total grant-date fair value of $3.0 million. During the years ended December 31, 2020, 2019 and 2018, Rambus recorded stock-based compensation related to stock options of $0.6 million, $1.0 million and $1.7 million, respectively.
As of December 31, 2020, there was $1.1 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans. This cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of options vested for the years ended December 31, 2020, 2019 and 2018 was $3.3 million, $6.7 million and $12.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Employee Stock Purchase Plans
During the years ended December 31, 2020, 2019 and 2018, Rambus recorded stock-based compensation related to the ESPP of $1.5 million, $1.5 million and $1.4 million, respectively. As of December 31, 2020, there was $0.7 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the ESPP. That cost is expected to be recognized over four months.
Valuation Assumptions
Rambus estimates the fair value of stock awards using the BSM model. The BSM model determines the fair value of stock-based compensation and is affected by Rambus’ stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include expected volatility, expected life of the award, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant-date fair value. If actual results differ significantly from these estimates, stock-based compensation expense and Rambus’ results of operations could be materially impacted.
The fair value of stock awards is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the table below.
The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted that contain only service conditions in the periods presented:

	Stock Option Plan for Years Ended December 31,
	2020	2019	2018
Stock Option Plan
Expected stock price volatility	38%	33%-36%	24%-32%
Risk free interest rate	0.2%	1.4%-1.6%	2.6%-2.8%
Expected term (in years)	5.5	5.1-5.2	5.8
Weighted-average fair value of stock options granted	$5.46	$4.36	$4.23

	Employee Stock Purchase Plan for Years Ended December 31,
	2020	2019	2018
Employee Stock Purchase Plan
Expected stock price volatility	37%-46%	32%	27%-34%
Risk free interest rate	0.1%	1.6%-2.4%	2.05%-2.5%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$3.46	$3.13	$2.59
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, directors and employees. For the years ended December 31, 2020, 2019 and 2018, the Company granted nonvested equity stock units totaling 2.0 million, 4.2 million and 3.0 million shares, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the years ended December 31, 2020, 2019 and 2018, the fair value of nonvested equity stock units at the date of grant was approximately $31.0 million, $43.0 million and $38.1 million, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company’s shares available for grant has been reduced to reflect the shares that could be earned at the maximum target.
For the years ended December 31, 2020, 2019 and 2018, the Company recorded stock-based compensation expense of approximately $23.7 million, $23.9 million and $18.6 million, respectively, related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of an estimate of forfeitures, was approximately $34.5 million at December 31, 2020. This cost is expected to be recognized over a weighted-average period of 2.1 years.
The following table reflects the activity related to nonvested equity stock and stock units for the three years ended December 31, 2020:

Nonvested Equity Stock and Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2017	5,861,349	$12.68
Granted	2,978,558	$12.77
Vested	(1,713,930)	$12.39
Forfeited	(2,266,842)	$12.97
Nonvested at December 31, 2018	4,859,135	$12.71
Granted	4,233,701	$10.17
Vested	(1,896,283)	$12.40
Forfeited	(1,907,070)	$11.33
Nonvested at December 31, 2019	5,289,483	$11.27
Granted	1,986,117	$15.60
Vested	(1,693,659)	$11.70
Forfeited	(730,676)	$11.83
Nonvested at December 31, 2020	4,851,265	$12.82
15. Stockholders’ Equity
On January 21, 2015, the Company’s Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2015 Repurchase Program”). Share repurchases under the 2015 Repurchase Program were made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. During the years ended December 31, 2020 and 2019, the Company did not repurchase any shares of its common stock under the 2015 Repurchase Program.
On October 29, 2020, the Company’s Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by the Board in January 2015 and canceled the remaining shares outstanding as part of the previous authorization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On November 11, 2020, the Company entered into an accelerated share repurchase program with Deutsche Bank AG, London Branch as counterparty, through its agent Deutsche Bank Securities Inc. (“Deutsche Bank”) (the “2020 ASR Program”). The 2020 ASR Program was part of the broader share repurchase program previously authorized by the Company’s Board on October 29, 2020. Under the 2020 ASR Program, the Company pre-paid to Deutsche Bank the $50.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 2.6 million shares of its common stock from Deutsche Bank in the fourth quarter of 2020, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock. The number of shares to be ultimately purchased by the Company will be determined based on the volume-weighted-average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. The 2020 ASR Program is expected to be completed within six months from the beginning of the program. There were no other repurchases of the Company’s common stock during 2020.
As of December 31, 2020, there remained an outstanding authorization to repurchase approximately 17.4 million shares of the Company’s outstanding common stock under the current share repurchase program.
The Company records share repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the year ended December 31, 2020, the cumulative price of $31.5 million was recorded as an increase to accumulated deficit.
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

16. Benefit Plans
Rambus has a 401(k) Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. Rambus, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company matches 50% of eligible employee’s contribution, up to the first 6% of an eligible employee’s qualified earnings. For the years ended December 31, 2020, 2019 and 2018, Rambus made matching contributions totaling approximately $1.8 million, $2.0 million and $2.1 million, respectively.
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
The sale of the legal entities comprising the Company’s Payments and Ticketing businesses was completed in October 2019. The final gross proceeds from the sale amounted to $82.5 million, which included the selling price of $75.0 million and approximately $7.5 million in net working capital adjustments finalized in October 2019. The $7.5 million in net working capital adjustments is net of a final working capital adjustment due to the buyer of approximately $1.1 million, which the Company paid in cash to the buyer during the first quarter of 2020. The final gross proceeds were offset by approximately $3.8 million in transaction costs for the year ended December 31, 2019.
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
18. Restructuring and Other Charges
2020 Restructuring Plan
In November 2020, the Company initiated a restructuring program to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2020 Restructuring Plan”). In connection with this restructuring program, the Company initiated a plan of termination resulting in a reduction of approximately 70 employees. During the year ended December 31, 2020, the Company recorded charges of approximately $3.3 million related primarily to the reduction in workforce. During the year ended December 31, 2020, the Company paid approximately $0.9 million of the total charges. As of December 31, 2020, the Company’s accrued restructuring balance was approximately $2.4 million. The 2020 Restructuring Plan is expected to be substantially completed in the first half of 2021.
2019 Restructuring Plan
In June 2019, the Company initiated a restructuring program to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2019 Restructuring Plan”). In connection with this restructuring program, the Company initiated a plan of termination resulting in a reduction of approximately 80 employees. During the years ended December 31, 2020 and 2019, the Company recorded charges of approximately $0.8 million and $8.8 million, respectively, related to the reduction in workforce. The 2019 Restructuring Plan was substantially completed in the second quarter of 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2018 Restructuring Plan
On January 30, 2018, the Company announced its plans to close its lighting division and manufacturing operations in Brecksville, Ohio, (“the 2018 Restructuring Plan”). The Company believed that such business was not core to its strategy and growth objectives. In connection therewith, the Company terminated approximately 50 employees, and began the process to exit the facilities in Ohio and sell the related equipment. The Company expected to record restructuring charges of approximately $2.0 million to $5.0 million related to employee terminations and severance costs and facility related costs. During the year ended December 31, 2018, the Company recorded a net charge of $2.2 million, primarily related to the reduction in workforce, of which $2.0 million was related to the lighting division and $0.2 million was related to corporate support functions. The 2018 Restructuring Plan was completed as of December 31, 2019.
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
19. Income Taxes
Income (loss) before taxes consisted of the following:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Domestic	$(43,029)	$(81,316)	$(63,829)
Foreign	3,398	(5,700)	(6,799)
	$(39,631)	$(87,016)	$(70,628)
The provision for (benefit from) income taxes was comprised of:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Federal:
Current	$(456)	$2,932	$5,451
Deferred	2,018	2,016	82,726
State:
Current	652	657	333
Deferred	(1,528)	(1,198)	522
Foreign:
Current	3,097	1,708	1,592
Deferred	195	(2,712)	(3,295)
	$3,978	$3,403	$87,329

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The differences between Rambus’ effective tax rate and the U.S. federal statutory regular tax rate were as follows:

	Years Ended December 31,
	2020	2019	2018
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income tax (expense)/benefit	(2.5)	0.9	(1.2)
Withholding tax	(3.7)	(3.5)	(7.7)
Foreign rate differential	(4.4)	(1.6)	(0.2)
Research and development credit	(4.4)	1.2	2.2
Executive compensation	(1.7)	(1.2)	(0.1)
Stock-based compensation	0.6	(2.3)	(2.8)
Foreign tax credit	(85.7)	3.4	7.7
Foreign derived intangible income deduction	12.3	4.6	14.8
Divestiture	(18.8)	4.8	—
Other	0.7	0.3	0.7
Valuation allowance	76.6	(31.5)	(158.0)
	(10.0)%	(3.9)%	(123.6)%
The components of the net deferred tax assets (liabilities) were as follows:

	As of December 31,
(In thousands)	2020	2019
Deferred tax assets:
Depreciation and amortization	$13,199	$13,995
Lease liabilities	8,716	10,734
Other timing differences, accruals and reserves	5,347	9,522
Deferred equity compensation	4,631	4,456
Net operating loss carryovers	15,756	20,900
Tax credits	169,063	233,407
Total gross deferred tax assets	216,712	293,014
Deferred tax liabilities:
Lease right-of-use assets	(6,392)	(10,400)
Convertible debt	(130)	(151)
Deferred revenue	(45,845)	(94,763)
Total gross deferred tax liabilities	(52,367)	(105,314)
Total net deferred tax assets	164,345	187,700
Valuation allowance	(174,328)	(196,972)
Net deferred tax liabilities	$(9,983)	$(9,272)

	As of December 31,
(In thousands)	2020	2019
Reported as:
Non-current deferred tax assets	$4,353	$4,574
Non-current deferred tax liabilities	(14,336)	(13,846)
Net deferred tax liabilities	$(9,983)	$(9,272)
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, the Company assessed the changes in its underlying facts and circumstances and evaluated the realizability of its existing deferred tax assets based on all available evidence, both positive and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and California deferred tax assets was appropriate. During 2020, as a result of the enactment of California A.B. 85 and the temporary suspension of California net operating loss utilization for tax years 2020 through 2022, the Company released $0.6 million of the valuation allowance on its deferred tax asset for California research and development tax credits. The Company continues to maintain a full valuation allowance on the remainder of its California and U.S. federal deferred tax assets as it does not expect to be able to fully utilize them.
The following table presents the tax valuation allowance information for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	Balance at Beginning of Period	Charged (Credited) to Operations	Charged to Other Account*	Valuation Allowance Release	Valuation Allowance Set up	Balance at End of Period
Tax Valuation Allowance
Year ended December 31, 2018	$50,911	—	9,238	—	113,729	$173,878
Year ended December 31, 2019	$173,878	23,094	—	—	—	$196,972
Year ended December 31, 2020	$196,972	(22,019)	3	(628)	—	$174,328
______________________________________
*    Amounts not charged to operations are charged to other comprehensive income or retained earnings.
As of December 31, 2020, Rambus had California and other state net operating loss carryforwards of $202.2 million and $35.8 million, respectively. As of December 31, 2020, Rambus had federal research and development tax credit carryforwards of $38.8 million and foreign tax credits of $123.5 million. As of December 31, 2020, Rambus had California research and development tax credit carryforwards of $30.3 million and California alternative minimum tax credit carryforwards of $0.2 million. The federal foreign tax credits and research and development credits begin to expire in 2021. Approximately $9.9 million of federal foreign tax credits will expire in 2021. The California net operating losses begin to expire in 2027. The California research and development credits carry forward indefinitely.
In the event of a change in ownership, as defined under federal and state tax laws, Rambus’ net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.
As of December 31, 2020, the Company had $134.0 million of unrecognized tax benefits including $23.6 million recorded as a reduction of long-term deferred tax assets, $109 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea (Korea), and $1.9 million recorded in long-term income taxes payable. As a result of recent court rulings in Korea, the Company has determined that they may be entitled to refund claims for foreign taxes previously withheld from licensees in Korea. The Company recognizes that there are numerous risks and uncertainties associated with the ultimate collection of this refund, and has therefore established an offsetting reserve for the entire amount of potentially refundable withholding taxes previously withheld in Korea. If recognized, $110.9 million would be recorded as an income tax benefit in the consolidated statement of operations. As of December 31, 2019, the Company had $115.7 million of unrecognized tax benefits including $22.8 million recorded as a reduction of long-term deferred tax assets, $91 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea (Korea), and $1.8 million recorded in long term income taxes payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Balance at January 1	$115,653	$23,482	$22,652
Tax positions related to current year:
Additions	18,600	16,485	1,032
Tax positions related to prior years:
Additions	—	76,158	115
Reductions	(209)	(472)	(317)
Settlements	—	—	—
Balance at December 31	$134,044	$115,653	$23,482
Rambus recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2020 and 2019, an immaterial amount of interest and penalties are included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India, and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2016 and forward. The California returns are subject to examination from 2010 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ending March 2012 and forward. The Company is currently under examination by California for the 2010, 2011 and 2018 tax years. The Company’s India subsidiary is under examination by the Indian tax administration for tax years beginning with 2011, except for 2014, which was assessed in the Company’s favor. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate. The estimated potential reduction in the Company’s unrecognized tax benefits in the next 12 months would not be material.
At December 31, 2020, no other income taxes (state or foreign) have been provided on undistributed earnings of approximately $16.4 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the United States. However, if such earnings were distributed, the Company would incur approximately $1.8 million of foreign withholding taxes and an immaterial amount of U.S. taxes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As part of the acquisition, the Company agreed to pay $9.0 million to certain Northwest Logic employees in cash over three years following August 23, 2019 (the “Retention Bonus”), to be paid in three installments of $3.0 million on each of the dates that are 12 months, 24 months and 36 months following the Closing Date. The Retention Bonus payouts are subject to the condition of continued employment, and therefore treated as compensation and expensed as incurred.
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
The total consideration from the business combination was allocated as of the Closing Date, and reflects adjustments made through the measurement period to finalize the purchase price accounting, as follows:

(In thousands)	Total
Cash and cash equivalents	$159
Accounts receivable	1,679
Prepaid expenses and other current assets	65
Identified intangible assets	8,800
Goodwill	13,477
Operating lease right-of-use asset	178
Other asset	9
Accounts payable	(9)
Operating lease liability	(178)
Other current liabilities	(108)
Deferred tax liability, net	(2,133)
Total	$21,939
The goodwill arising from the acquisition is primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of Northwest Logic. This goodwill is not deductible for tax purposes.
The identified intangible assets assumed in the acquisition of Northwest Logic were recognized as follows based upon their estimated fair values as of the acquisition date:

	Total	Estimated Weighted-Average Useful Life
	(in thousands)	(in years)
Existing technology	$8,100	5
Customer contracts and contractual relationships	400	2
Customer backlog	300	0.5
Total	$8,800
Secure Silicon IP and Protocols Business from Verimatrix
On September 11, 2019, the Company announced it had signed an asset purchase agreement to acquire the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure, for $65.0 million in cash. On December 8, 2019 (the “Closing Date”), the Company completed its acquisition of the Secure Silicon IP and Protocols business. Under the terms of the Asset

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Purchase Agreement, as amended, the Company paid approximately $45.0 million in cash at the Closing Date, and may have been required to pay up to an additional $20.0 million, at that time valued at $1.8 million (the “fair value of the earn-out liability”), subject to certain revenue targets of the transferred business for the calendar year 2020. Since the specified targets were not met for calendar year 2020, the Company recorded a full reduction in the fair value of the earn-out liability, which resulted in a gain in the consolidated statements of operations. The addition of the embedded security teams, products and expertise from the Secure Silicon IP and Protocols business augments the Company’s portfolio of mission-critical embedded security products and expands its offerings for data center, AI, networking and automotive.
The total adjusted purchase consideration for the acquisition of the Secure Silicon IP and Protocols business was $46.8 million, which consisted of the following:

(In thousands)	Total
Cash consideration transferred at the Closing Date	$45,000
Fair value of earn-out liability	1,800
Total adjusted purchase price	$46,800
As part of the acquisition, the Company agreed to pay $1.0 million to certain employees in cash over two years effective January 1, 2020 (the “Retention Bonus”), to be paid in arrears in the fourth quarter of 2020 and 2021, respectively. The Retention Bonus payouts are subject to the condition of continued employment, and therefore treated as compensation and expensed as incurred.
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
The Company performed a valuation of the net assets acquired as of the Closing Date. The total consideration from the acquisition was allocated as follows:

(In thousands)	Total
Prepaid expenses and other current assets	$267
Unbilled receivables	6,765
Operating lease right-of-use assets	852
Identified intangible assets	23,500
Goodwill	16,845
Deferred revenue	(310)
Operating lease liabilities	(852)
Other current liabilities	(267)
Total	$46,800
The goodwill arising from the acquisition is primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of the Secure Silicon IP and Protocols business. Approximately $15.0 million of the goodwill is deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The identified intangible assets assumed in the acquisition of the Secure Silicon IP and Protocols business were recognized as follows based upon their estimated fair values as of the acquisition date:

	Total	Estimated Weighted-Average Useful Life
	(in thousands)	(in years)
Existing technology	$21,600	3 to 5 years
Customer contracts and contractual relationships	900	5 years
IPR&D	1,000	Not applicable
Total	$23,500
IPR&D consisted of one project, primarily relating to the development of Media Access Control Security frame engines, which was part of the Silicon IP solutions. During the year ended December 31, 2020, the project was completed and the asset is being amortized over its useful life of five years. During the year ended December 31, 2020, the amortization for the completed project was not material.
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
Additionally, the revenue recognized from the Northwest Logic and Secure Silicon IP and Protocols business acquisitions was not material to the Company’s consolidated financial statements during the year ended December 31, 2019, either individually or in the aggregate. Furthermore, the Company does not track operating results from these businesses separately.

Supplementary Financial Data
RAMBUS INC.
CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
Quarterly Statements of Operations
(Unaudited)

(In thousands, except for per share amounts)	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019
Total revenue	$61,913	$56,915	$59,930	$63,989	$59,947	$57,399	$58,297	$48,384
Total cost of revenue	$13,451	$15,264	$16,148	$15,885	$14,576	$12,574	$13,027	$11,198
Gross profit	$48,462	$41,651	$43,782	$48,104	$45,371	$44,825	$45,270	$37,186
Total operating expenses	$59,466	$54,151	$56,246	$58,943	$58,582	$67,698	$82,316	$68,595
Operating loss	$(11,004)	$(12,500)	$(12,464)	$(10,839)	$(13,211)	$(22,873)	$(37,046)	$(31,409)
Net loss	$(12,066)	$(12,779)	$(10,781)	$(7,983)	$(9,532)	$(17,331)	$(36,980)	$(26,576)
Net loss per share — basic	$(0.11)	$(0.11)	$(0.09)	$(0.07)	$(0.09)	$(0.16)	(0.33)	$(0.24)
Net loss per share — diluted	$(0.11)	$(0.11)	$(0.09)	$(0.07)	$(0.09)	$(0.16)	(0.33)	$(0.24)
Shares used in per share calculations — basic	112,706	113,828	113,572	112,907	111,883	111,315	110,875	109,692
Shares used in per share calculations — diluted	112,706	113,828	113,572	112,907	111,883	111,315	110,875	109,692

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3(3)	Amended and Restated Bylaws of Registrant dated April 25, 2013.
4.1(4)	Form of Registrant’s Common Stock Certificate.
4.2(5)	Indenture, dated November 17, 2017, between Rambus Inc and U.S. Bank National Association (including form of 1.375% Convertible Senior Note due 2023).
4.3(12)	Description of Securities.
10.1(6)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(7)*	Form of Change of Control Severance Agreement, Agreement entered into by Registrant with each of its named executive officers other than its chief executive officer.
10.3(8)*	2006 Equity Incentive Plan, as amended.
10.4(8)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.
10.5(8)*	2006 Employee Stock Purchase Plan, as amended.
10.6(9)*	2015 Equity Incentive Plan, as amended.
10.7(10)*	Form of Restricted Stock Unit Agreement (2015 Equity Incentive Plan).
10.8(10)*	Form of Stock Option Agreement (2015 Equity Incentive Plan).
10.9(9)*	2015 Employee Stock Purchase Plan, as amended.
10.10(11)	Triple Net Space Lease, dated as of December 15, 2009, by and between Registrant and MT SPE, LLC.
10.11+	Settlement Agreement, dated January 19, 2010, among Registrant, Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Semiconductor, Inc. and Samsung Austin Semiconductor, L.P.
10.12+	Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.13(13)	First Amendment of Lease, dated November 4, 2011, by and between Registrant and MT SPE, LLC.
10.14(14)	Employment Agreement between the Company and Luc Seraphin, dated as of October 25, 2018.
10.15(14)	Amended and Restated Change of Control Severance Agreement between the Company and Luc Seraphin, dated as of October 25, 2018.
10.16+	Settlement Agreement, dated June 11, 2013, among Registrant, SK hynix and certain SK hynix affiliates.
10.17+	Semiconductor Patent License Agreement, dated June 11, 2013, between Registrant and SK hynix.
10.18+	Settlement Agreement, dated December 9, 2013, between Rambus Inc., Micron Technology, Inc., and certain Micron affiliates.
10.19+	Semiconductor Patent License Agreement, dated December 9, 2013, between Rambus, Inc. and Micron Technology, Inc.
10.20(15)**	Amendment to Semiconductor Patent License Agreement, dated December 30, 2013, by and between Rambus Inc. and Samsung Electronics Co., Ltd.
10.21(16)**	Amendment 1 to Semiconductor Patent License Agreement, dated June 17, 2015, by and between Rambus Inc. and SK hynix Inc.
10.22(17)	Asset Purchase Agreement, dated June 29, 2016, by and between Rambus Inc., Bell ID Singapore Ptd Ltd, Inphi Corporation and Inphi International Pte. Ltd.
10.23(18)	Offer Letter, dated September 9, 2016, by and between Rambus Inc. and Rahul Mathur.
10.24(5)	Form of Convertible Note Hedge Confirmation.
10.25(5)	Form of Warrant Confirmation.
10.26(19)	Share Purchase Agreement by and between Rambus Inc. and VISA International Service Association dated June 20, 2019.
10.27(19)	Lease agreement between Rambus Inc. and 237 North First Street Holdings, LLC dated July 8, 2019.
10.28(20)	Offer Letter, dated August 9, 2019, by and between Rambus Inc. and Sean Fan.
10.29(20)	2019 Inducement Equity Incentive Plan.
10.30(20)	Form of Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).
10.31(20)	Form of Performance Based Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).

Exhibit Number	Description of Document
10.32(21)	First Amendment to Net Lease Agreement dated April 22, 2020 relating to the New San Jose Headquarters Location between Rambus Inc. and 237 North First Street Holdings, LLC.
10.33(22)+	Amendment No. 1 to Semiconductor Patent License Agreement, dated September 2, 2020, between Rambus, Inc. and Micron Technology, Inc.
10.34(23)	Master Confirmation between Deutsche Bank AG, London Branch as counterparty, through its agent Deutsche Bank Securities Inc. (“Deutsche Bank”) and Rambus Inc., dated November 11, 2020.
10.35+	Amendment No. 2 dated December 15, 2020, to the Semiconductor Patent License Agreement between Rambus Inc. and Micron Technology, Inc.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in signature page).
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

32.1†	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________________________

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

†	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)	Incorporated by reference to the Form 8-K filed on April 30, 2013.

(4)	Incorporated by reference to the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(5)	Incorporated by reference to the Form 8-K filed on November 17, 2017.

(6)	Incorporated by reference to the Form S-1 (file no. 333-22885) filed on March 6, 1997.

(7)	Incorporated by reference to the Form 8-K filed on March 9, 2015.

(8)	Incorporated by reference to the Form 8-K filed on April 30, 2014.

(9)	Incorporated by reference to the Form 8-K filed on May 6, 2020.

(10)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(11)	Incorporated by reference to the Form 10-K filed on February 26, 2010.

(12)	Incorporated by reference to the Form 10-K filed on February 26, 2020.

(13)	Incorporated by reference to the Form 10-K filed on February 24, 2012.

(14)	Incorporated by reference to the Form 8-K filed on October 29, 2018.

(15)	Incorporated by reference to the Form 10-K filed on February 21, 2014.

(16)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(17)	Incorporated by reference to the Form 10-Q filed on July 22, 2016.

(18)	Incorporated by reference to the Form 8-K filed on September 21, 2016.

(19)	Incorporated by reference to the Form 10-Q filed on August 2, 2019.

(20)	Incorporated by reference to the Form 8-K filed on August 28, 2019.

(21)	Incorporated by reference to the Form 10-Q filed on August 7, 2020.

(22)	Incorporated by reference to the Form 10-Q filed on November 6, 2020.

(23)	Incorporated by reference to the Form 8-K dated November 12, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

By:	/s/ RAHUL MATHUR
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
Date: February 26, 2021

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

Signature	Title	Date

/s/ LUC SERAPHIN	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2021
Luc Seraphin

/s/ RAHUL MATHUR	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Rahul Mathur

/s/ KEITH JONES	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 26, 2021
Keith Jones

/s/ CHARLES KISSNER	Chairman of the Board of Directors	February 26, 2021
Charles Kissner

/s/ EMIKO HIGASHI	Director	February 26, 2021
Emiko Higashi

/s/ GREGORY LANG	Director	February 26, 2021
Gregory Lang

/s/ MEERA RAO	Director	February 26, 2021
Meera Rao

/s/ SANJAY SARAF	Director	February 26, 2021
Sanjay Saraf

/s/ NECIP SAYINER	Director	February 26, 2021
Necip Sayiner

/s/ ERIC STANG	Director	February 26, 2021
Eric Stang