Form 10-K/A
period 2020-12-31
RAMBUS INC
filed 2021-03-29
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
Form 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on or about April 29, 2021 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K/A.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amended Annual Report”) amends the Annual Report on Form 10-K of Rambus Inc. (the “Company”) for the year ended December 31, 2020 (the “Original Form 10-K”), filed on February 26, 2021, with the Securities and Exchange Commission (the “SEC”). This Amended Annual Report restates the Company’s consolidated financial statements and related disclosures as of and for the years ended December 31, 2020 and 2019 and revises the Company’s consolidated financial statements for the year ended December 31, 2018. Refer to Note 1, “Restatement and Revision of Consolidated Financial Statements,” of Notes to Consolidated Financial Statements of this Form 10-K/A for additional information. The relevant unaudited interim financial information for each of the quarterly periods ended September 30, 2019 through December 31, 2020 will also be restated. The impact of such restatements is included herein. Refer to Note 22, “Restatement and Revision of Quarterly Condensed Consolidated Financial Statements (Unaudited),” of Notes to Consolidated Financial Statements of this Form 10-K/A.
During the quarter ending March 31, 2021, the Company determined that a portion of revenue under a single customer agreement (the “Impacted Agreement”) that had not yet been recognized should have been recognized beginning in the third quarter of 2019.
In connection with the restatement, the Company has also corrected errors that the Company determined to be immaterial, both individually and in the aggregate to the consolidated financial statements for the fiscal years ended December 31, 2020, 2019 and 2018. Refer to Note 1, “Restatement and Revision of Consolidated Financial Statements,” of Notes to Consolidated Financial Statements of this Form 10-K/A for additional information.
A summary of the accounting impacts of these adjustments to the Company’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019 and for the year ended December 31, 2018 is provided in Note 1, “Restatement and Revision of Consolidated Financial Statements,” of Notes to Consolidated Financial Statements of this Form 10-K/A.
This Amended Annual Report also amends and restates the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and other disclosures made in the Original Form 10-K as appropriate to reflect the restatement and revision of the relevant periods.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Amended Annual Report currently dated certifications of the Company’s Chief Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2). Additionally, we included the information required under S-K Item 401 for an executive officer.
Except as discussed above and as further described in Note 1 to the consolidated financial statements, the Company has not modified or updated disclosures presented in this Amended Annual Report. Accordingly, the Amended Annual Report does not reflect events occurring after the Original Form 10-K or modify or update those disclosures affected by subsequent events. Information not affected by the restatement and revision is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-K.
As a result of the restatement, the Company has concluded there was a material weakness in the Company's internal control over financial reporting as of December 31, 2020 and its disclosure controls and procedures were not effective for each of the quarterly periods in fiscal year 2020. See additional discussion included in Part II, Item 9A of this Amended Annual Report.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K/A (“Annual Report on Form 10-K/A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:
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

PART I
Rambus is a trademark of Rambus Inc. Other trademarks or copyrights that may be mentioned in this Annual Report on Form 10-K/A are the property of their respective owners.

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
Information concerning our revenue, results of operations and revenue by geographic area is set forth in Item 6, “Selected Financial Data,” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K/A, all of which are incorporated herein by reference. Information concerning identifiable assets and segment reporting is also set forth in Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K/A. Information on customers that comprise 10% or more of our consolidated revenue and risks attendant to our foreign operations is set forth below in Item 1A, “Risk Factors.”

Our Executive Officers
Information regarding our current executive officers and their ages and positions, is contained in the table below. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There is no family relationship between any of our executive officers.

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

Jae Kim*	50	Mr. Kim served as the senior vice president, general counsel and secretary from February 2013 until February 2021 and as our vice president, corporate legal since July 2010. Prior to his tenure at Rambus, Mr. Kim held senior legal positions at Aricent Inc., a privately-held communications technology company and Electronics for Imaging Inc., a digital printing technology company. Mr. Kim has also had significant experience in private practice with the law firm of Wilson Sonsini Goodrich & Rosati, P.C., where he advised high technology and emerging growth companies on mergers and acquisitions, private financings, public offerings, securities compliance, public company reporting and corporate governance. Mr. Kim began his legal career as an attorney with the United States Securities and Exchange Commission, Division of Corporation Finance, in Washington, D.C. Mr. Kim is a member of both the California State Bar and New York State Bar, and received a J.D. from the American University, Washington College of Law, and his bachelor’s degree from Boston University.
Sean Fan	55
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

John Shinn	52
Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer. Mr. Shinn has served as the senior vice president, general counsel, corporate secretary and chief compliance officer since February 2021 and as our vice president, deputy general counsel since October 2016. Prior to Rambus, Mr. Shinn was Vice President and General Counsel at Toptal, LLC, a global remote company that provides a freelancing platform, connecting businesses with software engineers, designers, finance experts, product managers, and project managers, from February 2016 until October 2016, where he was responsible for all aspects of the corporate legal function, including corporate governance, regulatory compliance, commercial transactions, intellectual property matters and employment law. From February 2015 to January 2016, Mr. Shinn served as the Vice President of Legal at Tanium, Inc., an enterprise software company at the forefront of security and systems management, where he responsible for all aspects of the company legal function, including commercial licensing, partnership and vendor contracts, new hire and employment matters, sales compensation plan design and corporate legal matters. Prior to February 2015, Mr. Shinn held the Sr. Director of Legal, Commercial Transactions at Brocade Communication Systems, Inc. Mr. Shinn has also worked in private practice with the law firm of Wilson Sonsini Goodrich & Rosati, advising high tech and emerging growth companies on technology transactions and mergers and acquisitions. Mr. Shinn began his legal career as a litigation attorney with a boutique intellectual property and securities litigation law firm in San Jose. Mr. Shinn is a member of the State Bar of California and received his J.D. from Santa Clara University and his bachelor’s degree in American and European History from Stanford University.

*Mr. Kim tendered his resignation from the Company, effective as of February 19, 2021.

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
•We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2020, which resulted in a restatement of our consolidated financial statements as of and for the years ended December 31, 2020 and 2019. Relevant unaudited interim financial information for each of the quarterly periods ended September 30, 2019 through December 31, 2020 will also be restated. In the future we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

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

We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 46%, 45% and 49% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. For 2020, revenue from Micron and SK hynix each accounted for 10% or more of our total revenue. For 2019, revenue from Broadcom and SK hynix each accounted for 10% or more of our total revenue. For 2018, revenue from Broadcom and NVIDIA each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.

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

For the years ended December 31, 2020, 2019 and 2018, revenues received from our international customers constituted approximately 44%, 41% and 44%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2020, which resulted in a restatement of our consolidated financial statements as of and for the years ended December 31, 2020 and 2019. Relevant unaudited interim financial information for each of the quarterly periods ended September 30, 2019 through December 31, 2020 will also be restated. In the future we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In Management’s Report on Internal Control over Financial Reporting included in our Original Form 10-K for the year ended December 31, 2020, our management previously concluded that we maintained effective internal control over financial reporting as of December 31, 2020. Our management subsequently concluded that a material weakness existed and our internal control over financial reporting was not effective as of December 31, 2020. During the quarter ending March 31, 2021, we determined that a portion of revenue under a single customer agreement that had not yet been recognized, should have been recognized beginning in the third quarter of 2019. As a result, we determined that a material misstatement of the consolidated financial statements had occurred which required a restatement of the 2020 and 2019 consolidated financial statements included in our Form 10-K for the year ended December 31, 2020 and our Form 10-Qs for the quarterly periods ended September 30, 2019 through September 30, 2020. This was due to the inadequate design and maintenance of controls to evaluate and monitor the accounting for patent and technology licensing arrangements with unusual contract terms. Additionally, this control deficiency could result in a misstatement of the royalties revenue, unbilled receivables and interest income account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness, and as a result, management has concluded that, as of

December 31, 2020, our internal control over financial reporting was not effective based on the criteria in Internal Control — Integrated Framework (2013) issued by the COSO. Accordingly, management has subsequently restated its report on internal control over financial reporting as of December 31, 2020. Additionally, we reassessed our prior conclusion of our disclosure controls and procedures as of December 31, 2020 to reflect that such disclosure controls and procedures were ineffective.
Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness and improve our internal control over financial reporting. The remediation plan includes enhancement of our existing contract review control for patent and technology licensing arrangements with unusual terms to require review of the facts as summarized in the contract review analysis by legal and the licensing group to confirm appropriate understanding of the terms by the revenue recognition team as well as implementation of a new control designed to evaluate and monitor, at inception and on a quarterly basis, the accounting assessment of patent and technology licensing arrangements with unusual terms. If we are not successful in our remediation efforts and do not improve our internal control over financial reporting, we may have future material misstatements in our periodic reports we file. This would cause us to restate our previously filed consolidated financial statements and cause us to fail to meet our reporting obligations and adversely impact our results of operations. We may also identify additional material weaknesses. Additionally, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
If we are not able to comply with the requirements of the Sarbanes-Oxley Act or if we are unable to maintain effective internal control over financial reporting, we may not be able to produce timely and accurate consolidated financial statements or guarantee that information required to be disclosed by us in the reports that we file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any failure of our internal control over financial reporting or disclosure controls and procedures could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.

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
Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K/A.
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
_________________________________________
(1)    In November 2020, we entered into the 2020 ASR Program with Deutsche Bank to repurchase an aggregate of $50.0 million of our common stock. We made an upfront payment of $50.0 million pursuant to the accelerated share repurchase program and received an initial delivery of 2.6 million shares which were retired and recorded as a $40.0 million reduction to stockholders' equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The number of shares to be ultimately purchased by us will be determined based on the volume-weighted-average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. The program is expected to be completed within six months from the beginning of the program. Refer to Note 15, “Stockholders’ Equity,” of Notes to Consolidated Financial Statements of this Form 10-K/A for further discussion.
(2)    N/A—The average price paid per share will be determined at the end of the current accelerated share repurchase program.
Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Item 6.	Selected Financial Data
The following selected consolidated financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 was derived from our consolidated financial statements. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period. The amounts for fiscal years ended December 31, 2020 and 2019 presented below have been adjusted to reflect the restatement of our consolidated financial statements as described in the “Explanatory Note” at the beginning of this Amended Annual Report and in Note 1, “Restatement and Revision of Consolidated Financial Statements,” in Notes to the Consolidated Financial Statements of this Amended Annual Report on Form 10-K/A.

	Years Ended December 31,
(In thousands, except per share amounts)	2020 (3) (As Restated)	2019 (1) (As Restated)	2018 (2) (3) (4)	2017 (2) (3)	2016 (5)
Total revenue	$246,322	$227,603	$231,201	$393,096	$336,597
Net income (loss)	$(40,471)	$(85,964)	$(157,957)	$(22,862)	$6,820
Net income (loss) per share:
Basic	$(0.36)	$(0.77)	$(1.46)	$(0.21)	$0.06
Diluted	$(0.36)	$(0.77)	$(1.46)	$(0.21)	$0.06
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$502,649	$407,664	$277,764	$329,376	$172,182
Total assets	$1,251,409	$1,343,441	$1,361,155	$891,072	$783,496
Convertible notes	$156,031	$148,788	$141,934	$213,898	$126,167
Stockholders’ equity	$912,706	$975,373	$1,012,112	$571,584	$552,782
______________________________________
(1)    The net loss for the year ended December 31, 2019 included $7.4 million of impairment of assets held for sale related to the Company’s Payments and Ticketing businesses, which was included in operating costs and expenses. Refer to Note 17, “Divestiture,” of Notes to Consolidated Financial Statements of this Form 10-K/A for further discussion.
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
The following information has been adjusted to reflect the restatement and revision of our consolidated financial statements as described in the “Explanatory Note” at the beginning of this Amended Annual Report and in Note 1, “Restatement and Revision of Consolidated Financial Statements,” in Notes to the Consolidated Financial Statements of this Amended Annual Report.
Executive Summary
Highlights from our annual results for the year ended December 31, 2020 were as follows:
•Revenue of $246.3 million;
•Operating expenses of $229.6 million;
•GAAP diluted net loss per share of $0.36;

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
Revenues from royalties accounted for 34%, 41% and 56% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively.
The remainder of our revenue is product revenue, contract and other revenue, which includes our product sales, IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Product revenue accounted for 46%, 32% and 17% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Contract and other revenue accounted for 19%, 27% and 27% of our consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

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
Sales, general and administrative expenses for 2020 decreased $14.2 million as compared to 2019 primarily due to decreased headcount-related expenses of $5.4 million, acquisition and divestiture-related costs of $4.1 million, travel costs of $3.4 million and consulting costs of $2.7 million, offset by increased bonus accrual expense of $0.5 million and stock-based compensation expense of $0.3 million.
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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 46% of our revenue for 2020 as compared to 45% in 2019 and 49% in 2018. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation, and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 44% in 2020 as compared to 41% in 2019 and 44% in 2018. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K/A.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2020 (As Restated)	2019 (As Restated)	2018
Revenue:
Royalties	34.3%	41.4%	56.4%
Product revenue	46.3%	32.1%	16.7%
Contract and other revenue	19.4%	26.5%	26.9%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	15.3%	11.9%	7.9%
Cost of contract and other revenue	2.3%	4.4%	5.1%
Amortization of acquired intangible assets	7.1%	6.3%	10.2%
Total cost of revenue	24.7%	22.6%	23.2%
Gross profit	75.3%	77.4%	76.8%
Operating expenses:
Research and development	56.8%	68.9%	68.5%
Sales, general and administrative	35.0%	44.2%	42.5%
Amortization of acquired intangible assets	0.4%	1.2%	2.4%
Restructuring and other charges	1.7%	3.9%	1.0%
Loss on divestiture	—%	3.3%	—%
Change in fair value of earn-out liability	(0.7)%	—%	—%
Total operating expenses	93.2%	121.4%	114.4%
Operating loss	(17.9)%	(44.0)%	(37.6)%
Interest income and other income (expense), net	7.3%	12.0%	14.1%
Interest expense	(4.2)%	(4.3)%	(7.0)%
Interest and other income (expense), net	3.1%	7.7%	7.1%
Loss before income taxes	(14.8)%	(36.3)%	(30.5)%
Provision for income taxes	1.6%	1.5%	37.8%
Net loss	(16.4)%	(37.8)%	(68.3)%

	Years Ended December 31,			2019 to 2020	2018 to 2019
(Dollars in millions)	2020 (As Restated)	2019 (As Restated)	2018	Change	Change
Total Revenue
Royalties	$84.6	$94.4	$130.5	(10.4)%	(27.7)%
Product revenue	114.0	73.0	38.7	56.2%	88.6%
Contract and other revenue	47.7	60.2	62.0	(20.7)%	(2.9)%
Total revenue	$246.3	$227.6	$231.2	8.2%	(1.6)%

Royalty Revenue
Royalty revenue, which includes patent and technology license royalties, decreased approximately $9.8 million to $84.6 million for the year ended December 31, 2020 from $94.4 million for 2019. The decrease was due primarily to the timing of renewals and the related structure of architecture license agreements which include both fixed and variable components.

Royalty revenue decreased approximately $36.1 million to $94.4 million for the year ended December 31, 2019 from $130.5 million for 2018. The decrease was due primarily to the timing of renewals and the related structure of architecture license agreements which include both fixed and variable components.
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

Sales, General and Administrative Expenses

	Years Ended December 31,			2019 to 2020	2018 to 2019
(Dollars in millions)	2020 (As Restated)	2019 (As Restated)	2018	Change	Change
Sales, general and administrative expenses
Sales, general and administrative expenses	$70.7	$85.2	$89.1	(16.9)%	(4.5)%
Stock-based compensation	15.7	15.4	9.1	2.0%	68.8%
Total sales, general and administrative expenses	$86.4	$100.6	$98.2	(14.0)%	2.3%
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
For the year ended December 31, 2020 as compared to 2019, total sales, general and administrative costs decreased 14.0% primarily due to decreased headcount-related expenses of $5.4 million, acquisition and divestiture-related costs of $4.1 million, travel costs of $3.4 million and consulting costs of $2.7 million, offset by increased bonus accrual expense of $0.5 million and stock-based compensation expense of $0.3 million.
For the year ended December 31, 2019 as compared to 2018, total sales, general and administrative costs increased 2.3% primarily due to increased stock-based compensation expense of $6.3 million primarily due to the termination of the former chief executive officer at the end of June 2018, acquisition and divestiture related costs of $5.2 million and facilities costs of $2.6 million (primarily due to the adoption of the New Leasing Standard beginning in 2019 as discussed above), offset by decreased headcount related expenses of $3.8 million, sales and marketing costs of $1.2 million, travel expenses of $1.2 million, consulting costs of $1.0 million, bonus accrual expense of $1.0 million, depreciation expense of $1.7 million and recruiting costs of $0.6 million.
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
Refer to Note 18, “Restructuring and Other Charges,” of Notes to Consolidated Financial Statements of this Form 10-K/A for further discussion.
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
Refer to Note 17, “Divestiture,” of Notes to Consolidated Financial Statements of this Form 10-K/A for further discussion.
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
Interest and Other Income (Expense), Net

	Years Ended December 31,			2019 to 2020	2018 to 2019
(Dollars in millions)	2020 (As Restated)	2019 (As Restated)	2018	Change	Change
Interest income and other income (expense), net	$17.8	$27.5	$32.6	(34.9)%	(15.9)%
Interest expense	(10.3)	(9.9)	(16.3)	5.0%	(39.5)%
Interest and other income (expense), net	$7.5	$17.6	$16.3	(57.3)%	7.7%
Interest income and other income (expense), net, primarily consists of interest income of $14.6 million, $20.5 million and $27.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, due to the significant financing component of licensing agreements. Interest income and other income (expense), net, also includes interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
Interest expense for all periods disclosed primarily consists of interest expense associated with the non-cash interest expense related to the amortization of the debt discount and issuance costs on the 1.375% convertible senior notes due 2023 (the “2023 Notes”) and the 1.125% convertible senior notes due 2018 (the “2018 Notes”), as well as the coupon interest related to these notes. Interest expense decreased in 2019 as compared to the same period in 2018 primarily due to the 2018 Notes maturing in the third quarter of 2018. We expect our non-cash interest expense to increase steadily as the notes reach maturity. Refer to Note 12, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K/A for additional details.
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
Provision for Income Taxes

	Years Ended December 31,			2019 to 2020	2018 to 2019
(Dollars in millions)	2020 (As Restated)	2019 (As Restated)	2018	Change	Change
Provision for income taxes	$3.9	$3.4	$87.3	15.1%	(96.1)%
Effective tax rate	(10.8)%	(4.1)%	(123.6)%
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
We recorded a provision for incomes taxes of $3.9 million for the year ended December 31, 2020, which was primarily comprised of taxes on foreign earnings, the full valuation allowance on U.S. federal deferred tax assets, withholding tax expense, tax expense from the amortization of indefinite-lived intangibles, partially offset by a partial California deferred tax asset valuation allowance release. For the year ended December 31, 2020, we paid withholding taxes of $19.7 million. We recorded a provision for incomes taxes of $3.4 million for the year ended December 31, 2019, which was primarily comprised of taxes on foreign earnings, the full valuation allowance on U.S. federal deferred tax assets, withholding tax expense, and acquisition-related impacts. For the year ended December 31, 2019, we paid withholding taxes of $17.1 million. We recorded a provision for incomes taxes of $87.3 million for the year ended December 31, 2018, which was primarily comprised of the full valuation allowance on U.S. federal deferred tax assets. For the year ended December 31, 2018, we paid withholding taxes of $20.4 million.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, we assessed the changes in our underlying facts and circumstances and evaluated the realizability of our existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and California deferred tax assets was appropriate. During 2020, as a result of the enactment of California A.B. 85 and the temporary suspension of California net operating loss utilization for tax years 2020 through 2022, we released $0.7 million of the valuation allowance on our deferred tax asset for California research and development tax credits. We continue to maintain a full valuation allowance on the remainder of our California and U.S. federal deferred tax assets as we do not expect to be able to fully utilize them.

Liquidity and Capital Resources

(In millions)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$136.1	$102.2
Marketable securities	366.5	305.5
Total cash, cash equivalents, and marketable securities	$502.6	$407.7

	Years Ended December 31,
(In millions)	2020 (As Restated)	2019 (As Restated)	2018
Net cash provided by operating activities	$185.5	$128.5	$86.2
Net cash used in investing activities	$(90.4)	$(141.5)	$(67.1)
Net cash used in financing activities	$(61.2)	$(0.3)	$(127.7)

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
Cash provided by operating activities of $86.2 million for the year ended December 31, 2018 was primarily attributable to the cash generated from customer licensing, technology and software licenses and related implementation, support and maintenance fees, product sales and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2018 primarily included increases in unbilled receivables, accounts receivable and prepaids and other current assets, offset by decreases in accounts payable and accrued salaries and benefits and other liabilities.
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
Cash used in investing activities of $67.1 million for the year ended December 31, 2018 primarily consisted of purchases of available-for-sale marketable securities of $282.1 million, $10.8 million paid to acquire property, plant and equipment and $3.0 million paid for investment in a privately held company, offset by proceeds from the maturities of available-for-sale marketable securities of $223.1 million, proceeds from the sale of assets held for sale of $4.6 million and proceeds from the sale of an equity security of $1.3 million.
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
On November 17, 2017, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $172.5 million aggregate principal amount of the 2023 Notes. Refer to Note 12, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K/A for additional details.
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
______________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $25.5 million including $23.6 million recorded as a reduction of long-term deferred tax assets and $1.9 million in long-term income taxes payable, as of December 31, 2020. As noted in Note 19, “Income Taxes,” of Notes to Consolidated Financial Statements of this Form 10-K/A, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.
(2)    For our lease commitments as of December 31, 2020, refer to Note 10, Leases,” of Notes to Consolidated Financial Statements of this Form 10-K/A.
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
Warrants
In connection with the 2023 Notes, we separately entered into privately negotiated warrant transactions, whereby we sold to the Counterparties warrants (the “Warrants”) to acquire, collectively, subject to anti-dilution adjustments, approximately 9.1 million shares of our common stock at an initial strike price of approximately $23.30 per share, which represents a premium of 60% over the last reported sale price of our common stock of $14.56 on November 14, 2017. We received aggregate proceeds of approximately $23.2 million from the sale of the Warrants to the Counterparties. The Warrants are separate transactions and are not part of the 2023 Notes or Convertible Note Hedge Transactions. Holders of the 2023 Notes and Convertible Note Hedge Transactions will not have any rights with respect to the Warrants. Refer to Note 12, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K/A for additional details.
Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. Based on the results of this assessment, management concluded that a material weakness existed as of December 31, 2020. During the quarter ending March 31, 2021, we determined that a portion of revenue under a single customer agreement that had not yet been recognized should have been recognized beginning in the third quarter of 2019. As a result, we determined that a material misstatement of the consolidated financial statements had occurred which required a restatement of the 2020 and 2019 consolidated financial statements included in our Form 10-K for the year ended December 31, 2020 and our Form 10-Qs for the quarterly periods ended September 30, 2019 through September 30, 2020. This was due to the inadequate design and maintenance of controls to evaluate and monitor the accounting for patent and technology licensing arrangements with unusual contract terms. Additionally, this control deficiency could result in a misstatement of the royalties revenue, unbilled receivables and interest income account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness, and as a result, management has concluded that, as of December 31, 2020, our internal control over financial reporting was not effective based on the criteria in Internal Control — Integrated Framework (2013) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.
We are actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness. The remediation plan includes enhancement of our existing contract review control for patent and technology licensing arrangements with unusual terms to require review of the facts as summarized in the contract review analysis by legal and the licensing group to confirm appropriate understanding of the terms by the revenue recognition team as well as implementation of a new control designed to evaluate and monitor, at inception and on a quarterly basis, the accounting assessment of patent and technology arrangements with unusual terms. See the section titled “Risk Factors—We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2020, which resulted in a restatement of our consolidated financial statements as of and for the years ended December 31, 2020 and 2019. Relevant unaudited interim financial information for each of the quarterly periods ended September 30, 2019 through December 31, 2020 will also be restated. In the future we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.”
Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements and notes thereto included elsewhere in this Amended Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.

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
As of December 31, 2020, our consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $164.2 million, which consists of net operating loss carryovers, tax credit carryovers, amortization, employee stock-based compensation expenses, certain liabilities and certain assets. As of December 31, 2020, we have a valuation allowance of $174.1 million resulting in net deferred tax liabilities of $9.9 million.
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
The accounting guidance for share-based payments requires the measurement and recognition of compensation expense in our statement of operations for all share-based payment awards made to our employees, directors and consultants including employee stock options, nonvested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, the accounting guidance for share-based payments requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow. Our forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting. The accounting guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Refer to Note 14. Equity Incentive Plans and Stock-Based Compensation,” of Notes to Consolidated Financial Statements of this Form 10-K/A for more information regarding the valuation of stock-based compensation.
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
Recent Accounting Pronouncements
Refer to Note 3, Recent Accounting Pronouncements,” of Notes to Consolidated Financial Statements of this Form 10-K/A for a full description of recent accounting pronouncements including the respective expected dates of adoption.

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
Refer to Item 15, “Exhibits and Financial Statement Schedules,” of this Form 10-K/A for required financial statements and supplementary data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures (As Restated)
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934 as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. At the time our Annual Report on Form 10-K for the year ended December 31, 2020 was filed on February 26, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.
Subsequent to that evaluation, as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.
The Chief Executive Officer of the Company (in such individual’s capacity as the Principal Executive Officer of Rambus Inc.) and the Chief Financial Officer of the Company (in such individual’s capacity as the Principal Financial Officer of Rambus Inc.) previously concluded that the Company’s disclosure controls and procedures were effective for the interim periods ended March 31, 2020, June 30, 2020 and September 30, 2020. However, the Chief Executive Officer and Chief Financial Officer have subsequently concluded that the Company’s disclosure controls and procedures were not effective for the interim periods ended March 31, 2020, June 30, 2020 and September 30, 2020, due to the material weakness in the

Company’s internal control over financial reporting as described in “Management’s Report on Internal Control over Financial Reporting (As Restated)” below.

Management’s Report on Internal Control over Financial Reporting (As Restated)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
In Management’s Report on Internal Control over Financial Reporting included in our Original Form 10-K for the year ended December 31, 2020, our management previously concluded that we maintained effective internal control over financial reporting as of December 31, 2020. Management subsequently concluded that the material weakness existed as of December 31, 2020. During the quarter ending March 31, 2021, we determined that a portion of revenue under a single customer agreement that had not yet been recognized, should have been recognized beginning in the third quarter of 2019. As a result, we determined that a material misstatement of the consolidated financial statements had occurred which required a restatement of the 2020 and 2019 consolidated financial statements included in our Form 10-K for the year ended December 31, 2020 and our Form 10-Qs for the quarterly periods ended September 30, 2019 through September 30, 2020. This was due to the inadequate design and maintenance of controls to evaluate and monitor the accounting for patent and technology licensing arrangements with unusual contract terms. Additionally, this control deficiency could result in a misstatement of the royalties revenue, unbilled receivables and interest income account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness, and as a result, management has concluded that, as of December 31, 2020, our internal control over financial reporting was not effective based on the criteria in Internal Control — Integrated Framework (2013) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation Plan for Material Weakness
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness. The remediation plan includes enhancement of our existing contract review control for patent and technology licensing arrangements with unusual terms to require review of the facts as summarized in the contract review analysis by legal and the licensing group to confirm appropriate understanding of the terms by the revenue recognition team as well as implementation of a new control designed to evaluate and monitor, at inception and on a quarterly basis, the accounting assessment of patent and technology licensing arrangements with unusual terms.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K/A. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K/A is also incorporated herein by reference.
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
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K/A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K/A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K/A.

Item 14.	Principal Accountant Fees and Services
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K/A.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the inadequate design and maintenance of controls to evaluate and monitor the accounting for patent and technology licensing arrangements with unusual contract terms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2020 and 2019 financial statements to correct errors.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020. However, management has subsequently determined that a material weakness in internal control over financial reporting existed as of that date related to the Company’s inadequate design and maintenance of controls to evaluate and monitor the accounting for patent and technology licensing arrangements with unusual contract terms. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s license and customization services revenue recognition process, including controls over management’s determination of the estimate of total man-months to complete each contract. These procedures also included, among others, for a sample of contracts, testing management’s process for determining the estimate of total man-months. Evaluating management’s assumption related to the estimate of man-months involved (i) performing a comparison of the estimated man-

months to completed projects of similar size and (ii) evaluating the timely identification of circumstances which may warrant a modification to a previous cost estimate, including an assessment of total man-months.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 26, 2021, except for the effects of the restatement and revision discussed in Note 1 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is March 29, 2021

We have served as the Company’s auditor since 1991.

RAMBUS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020 (As Restated)	2019 (As Restated)

	(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$136,146	$102,176
Marketable securities	366,503	305,488
Accounts receivable	27,903	44,039
Unbilled receivables	138,813	184,366
Inventories	14,466	10,086
Prepaids and other current assets	15,881	18,512
Total current assets	699,712	664,667
Intangible assets, net	36,487	54,900
Goodwill	183,222	183,465
Property, plant and equipment, net	57,693	45,536
Operating lease right-of-use assets	28,708	37,020
Deferred tax assets	4,353	4,574
Unbilled receivables, long-term	236,699	347,348
Other assets	4,535	5,931
Total assets	$1,251,409	$1,343,441
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,993	$9,549
Accrued salaries and benefits	23,326	20,291
Deferred revenue	10,198	11,947
Income taxes payable, short-term	20,064	19,142
Operating lease liabilities	4,724	6,357
Other current liabilities	18,559	18,893
Total current liabilities	85,864	86,179
Convertible notes, long-term	156,031	148,788
Long-term operating lease liabilities	34,305	39,889
Long-term income taxes payable	41,333	60,094
Deferred tax liabilities	14,276	13,846
Other long-term liabilities	6,894	19,272
Total liabilities	338,703	368,068
Commitments and contingencies (Notes 10, 13 and 20)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2020 and December 31, 2019	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 111,697,994 shares at December 31, 2020 and 112,131,352 shares at December 31, 2019	112	112
Additional paid in capital	1,270,426	1,261,142
Accumulated deficit	(357,751)	(285,789)
Accumulated other comprehensive loss	(81)	(92)
Total stockholders’ equity	912,706	975,373
Total liabilities and stockholders’ equity	$1,251,409	$1,343,441
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020 (As Restated)	2019 (As Restated)	2018

	(In thousands, except per share amounts)
Revenue:
Royalties	$84,560	$94,361	$130,452
Product revenue	113,996	72,972	38,690
Contract and other revenue	47,766	60,270	62,059
Total revenue	246,322	227,603	231,201
Cost of revenue:
Cost of product revenue	37,749	27,156	18,299
Cost of contract and other revenue	5,647	9,905	11,718
Amortization of acquired intangible assets	17,352	14,314	23,684
Total cost of revenue	60,748	51,375	53,701
Gross profit	185,574	176,228	177,500
Operating expenses:
Research and development	139,837	156,815	158,339
Sales, general and administrative	86,441	100,551	98,254
Amortization of acquired intangible assets	1,061	2,743	5,657
Restructuring and other charges	4,089	8,821	2,217
Loss on divestiture	—	7,439	—
Change in fair value of earn-out liability	(1,800)	—	—
Total operating expenses	229,628	276,369	264,467
Operating loss	(44,054)	(100,141)	(86,967)
Interest income and other income (expense), net	17,855	27,445	32,621
Interest expense	(10,340)	(9,852)	(16,282)
Interest and other income (expense), net	7,515	17,593	16,339
Loss before income taxes	(36,539)	(82,548)	(70,628)
Provision for income taxes	3,932	3,416	87,329
Net loss	$(40,471)	$(85,964)	$(157,957)
Net loss per share:
Basic	$(0.36)	$(0.77)	$(1.46)
Diluted	$(0.36)	$(0.77)	$(1.46)
Weighted-average shares used in per share calculations:
Basic	113,254	110,948	108,450
Diluted	113,254	110,948	108,450

Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2020 (As Restated)	2019 (As Restated)	2018

	(In thousands)
Net loss	$(40,471)	$(85,964)	$(157,957)
Other comprehensive income (loss):
Foreign currency translation adjustment	24	10,145	(4,447)
Unrealized gain (loss) on marketable securities, net of tax	(13)	54	(747)
Total comprehensive loss	$(40,460)	$(75,765)	$(163,151)
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Common Stock
	Shares	Amount				Total

	(In thousands)
Balances at December 31, 2017	109,764	$110	$1,212,798	$(636,227)	$(5,097)	$571,584
Net loss	—	—	—	(157,957)	—	(157,957)
Foreign currency translation adjustment	—	—	—	—	(4,447)	(4,447)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(747)	(747)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	2,616	3	4,627	—	—	4,630
Repurchase and retirement of common stock under repurchase plan	(3,786)	(4)	(12,573)	(37,456)	—	(50,033)
Stock-based compensation	—	—	21,736	—	—	21,736
Issuance of common stock in connection with the maturity of the 2018 Notes related to the settlement of the in-the-money conversion feature of the 2018 Notes	424	—	—	—	—	—
Cumulative effect adjustment from adoption of ASU 2016-01	—	—	—	1,058	—	1,058
Cumulative effect adjustment from the adoption of ASC 606	—	—	—	626,288	—	626,288
Balances at December 31, 2018	109,018	109	1,226,588	(204,294)	(10,291)	1,012,112
Net loss (As Restated)	—	—	—	(85,964)	—	(85,964)
Foreign currency translation adjustment	—	—	—	—	10,145	10,145
Unrealized gain on marketable securities, net of tax	—	—	—	—	54	54
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	3,113	3	8,078	—	—	8,081
Stock-based compensation	—	—	26,476	—	—	26,476
Cumulative effect adjustment from the adoption of ASC 842	—	—	—	4,469	—	4,469
Balances at December 31, 2019 (As Restated)	112,131	112	1,261,142	(285,789)	(92)	975,373
Net loss (As Restated)	—	—	—	(40,471)	—	(40,471)
Foreign currency translation adjustment	—	—	—	—	24	24
Unrealized loss on marketable securities, net of tax	—	—	—	—	(13)	(13)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	2,183	3	2,081	—	—	2,084
Repurchase and retirement of common stock under repurchase plan	(2,616)	(3)	(18,575)	(31,491)	—	(50,069)
Stock-based compensation	—	—	25,778	—	—	25,778
Balances at December 31, 2020 (As Restated)	111,698	$112	$1,270,426	$(357,751)	$(81)	$912,706
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020 (As Restated)	2019 (As Restated)	2018

	(In thousands)
Cash flows from operating activities:
Net loss	$(40,471)	$(85,964)	$(157,957)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	25,778	26,476	21,736
Depreciation	29,773	23,644	10,745
Amortization of intangible assets	18,413	17,058	29,341
Non-cash interest expense and amortization of convertible debt issuance costs	7,243	6,854	9,243
Deferred income taxes	624	(1,816)	79,954
Non-cash restructuring	—	—	670
Loss on divestiture	—	7,439	—
Loss on equity investment	747	696	67
Gain from sale of marketable equity security	—	—	(291)
Gain from sale of assets held for sale	—	—	(1,266)
(Gain) loss from disposal of property, plant and equipment	(77)	157	395
Change in fair value of earn-out liability	(1,800)	—	—
Change in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	16,136	4,994	(24,933)
Unbilled receivables	156,202	147,868	145,164
Prepaid expenses and other assets	2,057	4,076	(4,978)
Inventories	(4,380)	(3,353)	(1,856)
Accounts payable	(2,176)	2,934	(2,268)
Accrued salaries and benefits and other liabilities	3,353	6,176	(3,221)
Income taxes payable	(17,852)	(15,925)	(14,550)
Deferred revenue	(1,486)	(3,497)	228
Operating lease liabilities	(6,625)	(9,282)	—
Net cash provided by operating activities	185,459	128,535	86,223
Cash flows from investing activities:
Purchases of property, plant and equipment	(29,728)	(6,472)	(10,762)
Acquisition of intangible assets	—	—	(350)
Purchases of marketable securities	(898,957)	(657,433)	(282,117)
Maturities of marketable securities	817,834	507,385	223,079
Proceeds from sale of marketable securities	21,588	6,758	—
Proceeds from divestiture, net of cash disposed	—	76,039	—
Proceeds from sale of assets held for sale	—	—	4,648
Proceeds from sale of property and property, plant and equipment	—	29	10
Settlement of working capital adjustment from disposal of business	(1,131)	—	—
Proceeds from sale of equity security	—	—	1,350
Investment in privately-held companies	—	(1,000)	(3,000)
Acquisition of businesses, net of cash acquired	—	(66,780)	—
Net cash used in investing activities	(90,394)	(141,474)	(67,142)
Cash flows from financing activities:
Repayment of 1.125% convertible notes	—	—	(81,207)
Proceeds received from issuance of common stock under employee stock plans	11,487	15,104	11,402
Payments under installment payment arrangement	(13,201)	(8,379)	—
Principal payments against financing lease obligation	—	—	(1,080)
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	(50,069)	—	(50,033)
Payments of taxes on restricted stock units	(9,403)	(7,023)	(6,766)
Net cash used in financing activities	(61,186)	(298)	(127,684)
Effect of exchange rate changes on cash and cash equivalents	106	(497)	(989)
Net increase (decrease) in cash, cash equivalents and restricted cash	33,985	(13,734)	(109,592)
Cash, cash equivalents and restricted cash at beginning of year	102,518	116,252	225,844
Cash, cash equivalents and restricted cash at end of year	$136,503	$102,518	$116,252

	Years Ended December 31,
	2020	2019	2018

	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,372	$2,372	$3,044
Income taxes, net of refunds	$21,312	$17,835	$23,581
Non-cash investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other accrued liabilities	$20,952	$29,844	$8,225

	As of December 31,
	2020	2019	2018

	(In thousands)
Reconciliation of the cash, cash equivalents and restricted cash balances as shown in the consolidated statement of cash flows:
Cash and cash equivalents	$136,146	$102,176	$115,924
Restricted cash	357	342	328
Cash, cash equivalents and restricted cash	$136,503	$102,518	$116,252
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Restatement and Revision of Consolidated Financial Statements
Rambus Inc. (the “Company” or “Rambus”) has restated its previously issued consolidated financial statements and related disclosures as of and for the fiscal years ended December 31, 2020 and 2019 included in its Original Form 10-K (as defined below) filed with the Securities and Exchange Commission (the “SEC”) in order to correct errors resulting from the incorrect application of generally accepted accounting principles relating to revenue recognition as it pertains to a single customer agreement (the “Impacted Agreement”). Additionally, to correct errors that the Company has determined to be immaterial, both individually and in aggregate, the Company has also restated the consolidated financial statements for the fiscal years ended December 31, 2020 and 2019, and revised the consolidated financial statements for the fiscal year ended December 31, 2018. The applicable Notes were also updated to reflect the restatement and revision.
Impact of Restatement and Revision
The following errors in the Company’s consolidated financial statements were identified and corrected:
a) Correction of revenue related to the Impacted Agreement: During the quarter ending March 31, 2021, the Company determined that a portion of revenue under a single customer agreement that had not yet been recognized, should have been recognized during the quarters ended September 30, 2019, December 31, 2019, March 31, 2020, and June 30, 2020. The Impacted Agreement contained a single performance obligation for a license to the Company’s patents and technology in exchange for consideration, a portion of which was fixed at the inception of the contract and a portion that was dependent on the customer’s applicable sales (as stipulated in the agreement) for the four consecutive quarters commencing on July 1, 2019 and ending on June 30, 2020. The Company accounted for the agreement as a right-to-use IP license agreement with the fixed portion of the consideration appropriately recognized at the inception of the agreement when control of the license was transferred to the customer. However, the Company did not recognize as revenue the portion of the consideration that depended on the customer’s sales beginning in the quarter ended September 30, 2019. During the quarter ending March 31, 2021, the Company reassessed its accounting for this uncertain portion of the consideration and determined that revenue associated with that uncertain portion of the consideration should have been recognized over the four quarters commencing on July 1, 2019 and ending June 30, 2020, which are the periods when the uncertainty surrounding the amount of the contingent consideration was resolved (that is when the customer’s sales occurred for which the contingent payments were based). This error resulted in royalty revenue being corrected by approximately $3.6 million in each of the years ended December 31, 2020 and 2019, resulting in an increase in royalty revenue for each of the respective periods. Unbilled receivables (both current and non-current, as applicable) on the Consolidated Balance Sheets are also increased by the correction, given this additional revenue recognized is payable by the customer in ten equal quarterly installments with the first installment payable in the quarter ending March 31, 2021. Additionally, due to the significant financing component of the Impacted Agreement, immaterial amounts are corrected to increase interest and other income (expense), net, on the Consolidated Statements of Operations.
b) Correction of immaterial asset retirement obligation (“ARO”) related to the Company’s previous Sunnyvale, California headquarters of approximately $1.0 million in fiscal year 2019 related to facility restoration costs. The Company originally recorded a liability for the ARO but expensed (included in sales, general and administrative expenses on the Consolidated Statements of Operations) the entire amount in the year ended December 31, 2019. The Company has corrected the consolidated financial statements to record the ARO asset within property, plant and equipment, net, within the Consolidated Balance Sheets and reflect the amortization of the ARO asset over the remaining life of the lease of seven months beginning in December of 2019 through June 2020.
c) Correction of immaterial proceeds from the sale of certain items designated as assets held for sale of $0.9 million in fiscal year 2018 related to the closure of the Company’s lighting division. The Company has reclassified the proceeds from the sale of assets held for sale from the “prepaid expenses and other assets” line item within cash flows from operating activities to the “proceeds from sale of assets held for sale” line item within cash flows from investing activities on the Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2018.
d) Recording of provision for income taxes impacts due to adjustments a) and b) above.

A summary of the accounting impact of these adjustments to the Company’s condensed consolidated financial statements as of and for the related interim periods is provided in Note 22, “Restatement and Revision of Quarterly Condensed Consolidated Financial Statements (Unaudited)”.
The following tables reflect the impact of the restatement adjustments and revision to the specific line items presented in the Company’s previously reported consolidated financial statements for the annual periods. The amounts originally reported were derived from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Form 10-K”), filed with the SEC on February 26, 2021 (in thousands, except per share amounts):

	December 31, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Balance Sheet
ASSETS
Current assets:
Unbilled receivables	$135,897	$2,916	$138,813
Prepaids and other current assets	15,907	(26)	15,881
Total current assets	696,822	2,890	699,712
Unbilled receivables, long-term	232,056	4,643	236,699
Total assets	1,243,876	7,533	1,251,409
LIABILITIES & STOCKHOLDERS’ EQUITY
Deferred tax liabilities	14,336	(60)	14,276
Total liabilities	338,763	(60)	338,703
Stockholders’ equity:
Accumulated deficit	(365,344)	7,593	(357,751)
Total stockholders’ equity	905,113	7,593	912,706
Total liabilities and stockholders’ equity	1,243,876	7,533	1,251,409

	December 31, 2019
	As Originally Reported	Adjustments	As Restated
Consolidated Balance Sheet
ASSETS
Current assets:
Prepaids and other current assets	$18,524	$(12)	$18,512
Total current assets	664,679	(12)	664,667
Property, plant and equipment, net	44,714	822	45,536
Unbilled receivables, long-term	343,703	3,645	347,348
Total assets	1,338,986	4,455	1,343,441
LIABILITIES & STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Accumulated deficit	(290,244)	4,455	(285,789)
Total stockholders’ equity	970,918	4,455	975,373
Total liabilities and stockholders’ equity	1,338,986	4,455	1,343,441

	Year Ended December 31, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Operations
Revenue:
Royalties	$80,985	$3,575	$84,560
Total revenue	242,747	3,575	246,322
Gross profit	181,999	3,575	185,574
Operating expenses:
Sales, general and administrative	85,619	822	86,441
Total operating expenses	228,806	822	229,628
Operating income (loss)	(46,807)	2,753	(44,054)
Interest income and other income (expense), net	17,516	339	17,855
Interest and other income (expense), net	7,176	339	7,515
Income (loss) before income taxes	(39,631)	3,092	(36,539)
Provision for income taxes	3,978	(46)	3,932
Net income (loss)	(43,609)	3,138	(40,471)
Net income (loss) per share:
Basic	$(0.39)	$0.03	$(0.36)
Diluted	$(0.39)	$0.03	$(0.36)

	Year Ended December 31, 2019
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Operations
Revenue:
Royalties	$90,785	$3,576	$94,361
Total revenue	224,027	3,576	227,603
Gross profit	172,652	3,576	176,228
Operating expenses:
Sales, general and administrative	101,373	(822)	100,551
Total operating expenses	277,191	(822)	276,369
Operating income (loss)	(104,539)	4,398	(100,141)
Interest income and other income (expense), net	27,375	70	27,445
Interest and other income (expense), net	17,523	70	17,593
Income (loss) before income taxes	(87,016)	4,468	(82,548)
Provision for income taxes	3,403	13	3,416
Net income (loss)	(90,419)	4,455	(85,964)
Net income (loss) per share:
Basic	$(0.81)	$0.04	$(0.77)
Diluted	$(0.81)	$0.04	$(0.77)

	Year Ended December 31, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Comprehensive Loss
Net income (loss)	$(43,609)	$3,138	$(40,471)
Total comprehensive income (loss)	(43,598)	3,138	(40,460)

	Year Ended December 31, 2019
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Comprehensive Loss
Net income (loss)	$(90,419)	$4,455	$(85,964)
Total comprehensive income (loss)	(80,220)	4,455	(75,765)

	Year Ended December 31, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Stockholders’ Equity
Net loss attributable to:
Accumulated deficit	$(365,344)	$7,593	$(357,751)
Total stockholders’ equity	905,113	7,593	912,706

	Year Ended December 31, 2019
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Stockholders’ Equity
Net loss attributable to:
Accumulated deficit	$(290,244)	$4,455	$(285,789)
Total stockholders’ equity	970,918	4,455	975,373

	Year Ended December 31, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(43,609)	$3,138	$(40,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	28,951	822	29,773
Deferred income taxes	685	(61)	624
Change in operating assets and liabilities, net of effects of acquisitions:
Unbilled receivables	160,116	(3,914)	156,202
Prepaid expenses and other assets	2,042	15	2,057
Net cash provided by operating activities	185,459	—	185,459

	Year Ended December 31, 2019
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(90,419)	$4,455	$(85,964)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	23,507	137	23,644
Change in operating assets and liabilities, net of effects of acquisitions:
Unbilled receivables	151,513	(3,645)	147,868
Prepaid expenses and other assets	4,064	12	4,076
Accrued salaries and benefits and other liabilities	7,135	(959)	6,176
Net cash provided by operating activities	128,535	—	128,535

	Year Ended December 31, 2018
	As Originally Reported	Revisions	As Revised
Consolidated Statement of Cash Flows
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in operating assets and liabilities, net of effects of acquisitions:
Prepaid expenses and other assets	$(4,084)	$(894)	$(4,978)
Net cash provided by operating activities	87,117	(894)	86,223
Cash flows from investing activities:
Proceeds from sale of assets held for sale	3,754	894	4,648
Net cash used in investing activities	(68,036)	894	(67,142)
1A. Formation and Business of the Company
Rambus was incorporated in California in March 1990 and reincorporated in Delaware in March 1997. In addition to licensing, the Company is creating new business opportunities through offering products and services where its goal is to perpetuate strong company operating performance and long-term stockholder value. The Company generates revenue by licensing its inventions and solutions, selling its semiconductor products and providing services to market-leading companies.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Property, Plant and Equipment
Property, plant and equipment include computer equipment, computer software, machinery, leasehold improvements, and furniture and fixtures. Computer equipment, computer software, machinery, and furniture and fixtures are stated at cost and generally depreciated on a straight-line basis over an estimated useful life of three years, three years to five years, two years or seven years, and three years, respectively. Refer to Note 11, Balance Sheet Details,” for additional details. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the initial terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in the results from operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company’s note hedge transactions, entered into in connection with the 1.375% convertible senior notes due 2023 (the “2023 Notes”), expose the Company to credit risk to the extent that its counterparties may be unable to meet the terms of the transactions. The Company mitigates this risk by limiting its counterparties to major financial institutions. Refer to Note 12, Convertible Notes,” for further details.
The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Refer to Note 7, Segments and Major Customers,” for further details.
The Company’s unbilled receivables are collected from customers located in the U.S. and internationally. Refer to Note 4, Revenue Recognition,” for further details.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company’s contract balances were as follows:

	As of December 31,
(In thousands)	2020 (As Restated)	2019 (As Restated)
Unbilled receivables	$375,512	$531,714
Deferred revenue	10,461	11,947
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2020 (As Restated)	2019 (As Restated)	2018
Net loss per share:
Numerator:
Net loss	$(40,471)	$(85,964)	$(157,957)
Denominator:
Weighted-average common shares outstanding - basic	113,254	110,948	108,450
Effect of potential dilutive common shares	—	—	—
Weighted-average common shares outstanding - diluted	113,254	110,948	108,450
Basic net loss per share	$(0.36)	$(0.77)	$(1.46)
Diluted net loss per share	$(0.36)	$(0.77)	$(1.46)
For the years ended December 31, 2020, 2019 and 2018, options to purchase approximately 0.3 million, 1.0 million and 1.6 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense.
For the years ended December 31, 2020, 2019 and 2018, an additional 2.3 million, 2.4 million and 2.4 million shares,     respectively, have been excluded from the weighted-average dilutive shares because there was a net loss for the periods. These shares do not include the Company’s 2023 Notes and the 1.125% convertible senior notes due 2018 (the “2018 Notes”). The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $18.93 and $12.07, respectively, per share is payable in cash, shares of the Company’s common stock or a combination of both. The Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the notes. The Company’s intent is to settle the principal amount of the notes in cash upon conversion. As a result, upon conversion of the notes, only the amounts payable in excess of the principal amounts of the notes are considered in diluted earnings per share under the treasury stock method. Refer to Note 12, Convertible Notes,” for more details.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$204,992	$(21,770)	$183,222

(In thousands)	December 31, 2018	Additions to Goodwill (1)	Divestiture of Goodwill (2)	Effect of Exchange Rates (3)	December 31, 2019
Total goodwill	$207,178	$30,322	$(54,494)	$459	$183,465
______________________________________
(1)    In August 2019, the Company acquired Northwest Logic, and in December 2019, the Company acquired the Secure Silicon IP and Protocols business from Verimatrix (the “Secure Silicon IP and Protocols business”), which resulted in the Company recognizing additional goodwill. Refer to Note 21, Acquisitions ,” for additional information.
(2)    Refer to Note 17, Divestiture,” for additional information.
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
_________________________________________
(1)    In October 2019, the Company disposed of approximately $20.7 million of net intangible assets in connection with the sale of the legal entities comprising the Company’s Payments and Ticketing businesses. Refer to Note 17, Divestiture,” for additional information.
(2)    In August 2019, the Company acquired Northwest Logic, and in December 2019, the Company acquired the Secure Silicon IP and Protocols business, which resulted in the Company recognizing additional intangible assets. Refer to Note 21, Acquisitions,” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Years Ended December 31,
	2020 (As Restated)	2019	2018
Customer A	15%	10%	*
Customer B	12%	*	*
Customer C	*	14%	15%
Customer D	*	*	11%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Years Ended December 31,
(In thousands)	2020 (As Restated)	2019 (As Restated)	2018
USA	$137,614	$134,526	$129,567
Taiwan	21,803	24,118	21,749
South Korea	3,664	3,583	13,421
Japan	20,437	15,453	23,222
Europe	7,359	10,262	15,668
Canada	1,162	3,554	4,960
Singapore	28,034	21,751	19,140
Asia-Other	26,249	14,356	3,474
Total	$246,322	$227,603	$231,201
At December 31, 2020, of the $57.7 million of total property, plant and equipment, approximately $53.2 million were located in the United States, $3.3 million were located in India and $1.2 million were located in other foreign locations. At December 31, 2019, of the $45.5 million of total property, plant and equipment, approximately $41.1 million were located in the United States, $3.4 million were located in India and $1.0 million were located in other foreign locations.
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
Refer to Note 9, Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 12, Convertible Notes,” as of December 31, 2020, the convertible notes are carried at their face value of $172.5 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximates fair value due to their short maturities.
Information regarding the Company’s goodwill and long-lived assets balances are disclosed in Note 6, . Intangible Assets and Goodwill.”
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
Refer to Note 13. Commitments and Contingencies,” for additional information regarding the Company’s leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property, Plant and Equipment, net
Property, plant and equipment, net is comprised of the following:

	As of December 31,
(In thousands)	2020 (As Restated)	2019 (As Restated)
Computer software	$49,862	$50,453
Computer equipment	32,122	36,761
Furniture and fixtures	11,100	16,136
Leasehold improvements	9,658	11,275
Machinery	10,378	10,446
Construction in progress	27,250	1,691
Property, plant and equipment, gross	140,370	126,762
Less accumulated depreciation and amortization	(82,677)	(81,226)
Property, plant and equipment, net	$57,693	$45,536
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $22.1 million, $15.3 million and $10.7 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
13. Commitments and Contingencies
On December 15, 2009, the Company entered into a lease agreement for approximately 125,000 square feet of office space located at 1050 Enterprise Way in Sunnyvale, California, which commenced on July 1, 2010 and expired on June 30, 2020. The office space was used for the Company’s corporate headquarters, as well as engineering, sales, marketing and administrative operations and activities. Refer to Note 10, Leases,” for information regarding the Company’s lease agreement for a new corporate headquarters in San Jose, California.
On November 17, 2017, the Company entered into an Indenture with U.S. Bank National Association, as trustee, relating to the issuance by the Company of $172.5 million aggregate principal amount of the 2023 Notes. Refer to Note 12, Convertible Notes,” for additional details.
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
______________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $25.5 million including $23.6 million recorded as a reduction of long-term deferred tax assets and $1.9 million in long-term income taxes payable, as of December 31, 2020. As noted below in Note 19, Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
(2)    For the Company’s lease commitments as of December 31, 2020, refer to Note 10, Leases.”
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Convertible Note Hedge Transactions are separate transactions, entered into by the Company with the Counterparties, and are not part of the terms of the 2023 Notes. Holders of the 2023 Notes will not have any rights with respect to the Convertible Note Hedge Transactions. Refer to Note 12, Convertible Notes,” for additional details.
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
The Warrants are separate transactions, entered into by the Company with the Counterparties, and are not part of the terms of the 2023 Notes. Holders of the 2023 Notes will not have any rights with respect to the Warrants. Refer to Note 12, Convertible Notes,” for additional details.

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
19. Income Taxes
Income (loss) before taxes consisted of the following:

	Years Ended December 31,
(In thousands)	2020 (As Restated)	2019 (As Restated)	2018
Domestic	$(39,937)	$(76,848)	$(63,829)
Foreign	3,398	(5,700)	(6,799)
	$(36,539)	$(82,548)	$(70,628)
The provision for (benefit from) income taxes was comprised of:

	Years Ended December 31,
(In thousands)	2020 (As Restated)	2019 (As Restated)	2018
Federal:
Current	$(446)	$2,932	$5,451
Deferred	2,018	2,016	82,726
State:
Current	657	670	333
Deferred	(1,589)	(1,198)	522
Foreign:
Current	3,097	1,708	1,592
Deferred	195	(2,712)	(3,295)
	$3,932	$3,416	$87,329

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The differences between Rambus’ effective tax rate and the U.S. federal statutory regular tax rate were as follows:

	Years Ended December 31,
	2020 (As Restated)	2019 (As Restated)	2018
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income tax (expense)/benefit	(2.5)	1.0	(1.2)
Withholding tax	(4.1)	(3.7)	(7.7)
Foreign rate differential	(4.8)	(1.1)	(0.2)
Research and development credit	(4.8)	1.2	2.2
Executive compensation	(1.8)	(1.2)	(0.1)
Stock-based compensation	0.6	(2.4)	(2.8)
Foreign tax credit	(89.5)	3.6	7.7
Foreign derived intangible income deduction	13.7	5.0	14.8
Divestiture	(20.4)	5.1	—
Other	0.8	(0.4)	0.7
Valuation allowance	81.0	(32.2)	(158.0)
	(10.8)%	(4.1)%	(123.6)%
The components of the net deferred tax assets (liabilities) were as follows:

	As of December 31,
(In thousands)	2020 (As Restated)	2019 (As Restated)
Deferred tax assets:
Depreciation and amortization	$13,199	$13,805
Lease liabilities	8,716	10,734
Other timing differences, accruals and reserves	5,347	9,522
Deferred equity compensation	4,631	4,456
Net operating loss carryovers	15,692	20,836
Tax credits	168,978	232,787
Total gross deferred tax assets	216,563	292,140
Deferred tax liabilities:
Lease right-of-use assets	(6,392)	(10,400)
Convertible debt	(130)	(151)
Deferred revenue	(45,845)	(94,763)
Total gross deferred tax liabilities	(52,367)	(105,314)
Total net deferred tax assets	164,196	186,826
Valuation allowance	(174,119)	(196,098)
Net deferred tax liabilities	$(9,923)	$(9,272)

	As of December 31,
(In thousands)	2020 (As Restated)	2019 (As Restated)
Reported as:
Non-current deferred tax assets	$4,353	$4,574
Non-current deferred tax liabilities	(14,276)	(13,846)
Net deferred tax liabilities	$(9,923)	$(9,272)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table presents the tax valuation allowance information for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	Balance at Beginning of Period	Charged (Credited) to Operations	Charged to Other Account*	Valuation Allowance Release	Valuation Allowance Set up	Balance at End of Period
Tax Valuation Allowance
Year ended December 31, 2018	$50,911	—	9,238	—	113,729	$173,878
Year ended December 31, 2019 (As Restated)	$173,878	22,220	—	—	—	$196,098
Year ended December 31, 2020 (As Restated)	$196,098	(21,294)	3	(688)	—	$174,119
______________________________________
*    Amounts not charged to operations are charged to other comprehensive income or retained earnings.
As of December 31, 2020, Rambus had California and other state net operating loss carryforwards of $201.3 million and $35.8 million, respectively. As of December 31, 2020, Rambus had federal research and development tax credit carryforwards of $38.8 million and foreign tax credits of $123.5 million. As of December 31, 2020, Rambus had California research and development tax credit carryforwards of $30.3 million and California alternative minimum tax credit carryforwards of $0.2 million. The federal foreign tax credits and research and development credits begin to expire in 2021. Approximately $9.9 million of federal foreign tax credits will expire in 2021. The California net operating losses begin to expire in 2027. The California research and development credits carry forward indefinitely.
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

	Years Ended December 31,
	2019 (As Restated)	2018
Revenue	$235,068	$241,049
Net loss	$(86,233)	$(160,742)
Net loss per share - diluted	$(0.78)	$(1.48)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
22. Restatement and Revision of Quarterly Condensed Consolidated Financial Statements (Unaudited)
In lieu of filing amended quarterly reports on Form 10-Q, the following tables represent the Company’s restated condensed consolidated financial statements (unaudited) for each of the restated quarters for the periods ended September 30, 2019 through September 30, 2020, and revised condensed consolidated financial statements for the nine months ended September 30, 2018. Refer to Note 1, “Restatement and Revision of Consolidated Financial Statements,” for additional information.
Following the restated and revised condensed consolidated financial statements (unaudited), reconciliations of the amended quarterly periods as originally reported to the restated and revised amounts are presented. The amounts originally reported were derived from the Company’s Quarterly Reports on Form 10-Q for the interim periods ended September 30, 2019, March 31, 2020, June 30, 2020, and September 30, 2020, as well as the Original Form 10-K filed with the SEC on February 26, 2021 (in thousands, except shares and per share amounts). Certain line items in the quarterly financial data below were excluded because they were not impacted by the restatement or revision. The restatements for the three months ended March 31, 2020, the three and six months ended June 30, 2020, and the three and nine months ended September 30, 2020 will be effected through the filing of the condensed consolidated financial statements for these periods in the Company’s 2021 Quarterly Reports on Form 10-Q.

	As Restated
	September 30, 2020	June 30, 2020	March 31, 2020	September 30, 2019
Consolidated Balance Sheets
ASSETS
Current assets:
Cash and cash equivalents	$89,475	$103,275	$175,446	$91,838
Marketable securities	430,746	382,802	259,999	246,186
Accounts receivable	33,025	35,198	44,364	38,610
Unbilled receivables	143,514	156,887	172,757	182,934
Inventories	14,218	11,554	9,848	9,854
Assets held for sale	—	—	—	77,203
Prepaids and other current assets	16,292	18,080	17,042	9,812
Total current assets	727,270	707,796	679,456	656,437
Intangible assets, net	41,052	45,624	50,208	35,362
Goodwill	183,222	183,222	183,465	164,488
Property, plant and equipment, net	59,425	50,858	48,154	38,571
Operating lease right-of-use assets	29,961	31,407	34,493	15,503
Deferred tax assets	5,249	5,350	4,541	6,454
Unbilled receivables, long-term	265,701	294,986	319,494	378,430
Other assets	4,671	4,895	5,579	6,381
Total assets	$1,316,551	$1,324,138	$1,325,390	$1,301,626
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,323	$14,016	$15,730	$9,429
Accrued salaries and benefits	15,719	16,170	12,411	13,294
Deferred revenue	14,950	10,841	10,121	9,516
Income taxes payable	20,008	20,044	19,892	18,198
Operating lease liabilities	4,576	4,463	5,194	7,382
Liabilities held for sale	—	—	—	14,620
Other current liabilities	22,306	17,924	16,715	15,854
Total current liabilities	90,882	83,458	80,063	88,293
Convertible notes	154,182	152,359	150,561	147,039
Long-term operating lease liabilities	35,973	37,626	38,074	9,415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term income taxes payable	45,882	50,472	55,163	64,765
Deferred tax liabilities	15,090	14,675	14,140	13,724
Other long-term liabilities	8,714	12,818	15,792	15,308
Total liabilities	350,723	351,408	353,793	338,544
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at September 30, 2020, June 30, 2020, March 31, 2020 and September 30, 2019	—	—	—	—
Common Stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 113,922,520 shares at September 30, 2020, 113,743,652 shares at June 30, 2020, 113,275,229 shares at March 31, 2020 and 111,493,448 shares at September 30, 2019	114	114	113	111
Additional paid in capital	1,280,051	1,274,136	1,264,000	1,254,344
Accumulated deficit	(314,205)	(301,468)	(292,328)	(278,913)
Accumulated other comprehensive loss	(132)	(52)	(188)	(12,460)
Total stockholders’ equity	965,828	972,730	971,597	963,082
Total liabilities and stockholders’ equity	$1,316,551	$1,324,138	$1,325,390	$1,301,626

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As Restated
	September 30, 2020		June 30, 2020		March 31, 2020	September 30, 2019
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Nine Months Ended
Consolidated Statements of Operations
Revenue:
Royalties	$16,602	$56,828	$18,744	$40,226	$21,482	$21,236	$73,139
Product revenue	29,769	92,222	31,725	62,453	30,728	21,377	46,372
Contract and other revenue	10,544	35,359	11,248	24,815	13,567	16,574	46,357
Total revenue	56,915	184,409	61,717	127,494	65,777	59,187	165,868
Cost of revenue:
Cost of product revenue	9,661	30,281	10,277	20,620	10,343	7,108	17,845
Cost of contract and other revenue	1,267	4,000	1,535	2,733	1,198	2,450	8,268
Amortization of acquired intangible assets	4,336	13,016	4,336	8,680	4,344	3,016	10,686
Total cost of revenue	15,264	47,297	16,148	32,033	15,885	12,574	36,799
Gross profit	41,651	137,112	45,569	95,461	49,892	46,613	129,069
Operating expenses:
Research and development	33,733	105,085	34,688	71,352	36,664	41,486	119,995
Sales, general and administrative	20,182	65,209	21,721	45,027	23,306	26,521	76,835
Amortization of acquired intangible assets	236	832	248	596	348	170	2,409
Restructuring and other charges	—	836	—	836	836	1,374	4,233
Impairment (recovery) of assets held for sale	—	—	—	—	—	(1,853)	15,137
Change in fair value of earn-out liability	—	(1,800)	—	(1,800)	(1,800)	—	—
Total operating expenses	54,151	170,162	56,657	116,011	59,354	67,698	218,609
Operating loss	(12,500)	(33,050)	(11,088)	(20,550)	(9,462)	(21,085)	(89,540)
Interest income and other income (expense), net	3,554	14,685	4,688	11,131	6,443	6,751	21,136
Interest expense	(2,586)	(7,721)	(2,580)	(5,135)	(2,555)	(2,497)	(7,302)
Interest and other income (expense), net	968	6,964	2,108	5,996	3,888	4,254	13,834
Loss before income taxes	(11,532)	(26,086)	(8,980)	(14,554)	(5,574)	(16,831)	(75,706)
Provision for (benefit from) income taxes	1,205	2,330	160	1,125	965	(1,299)	3,382
Net loss	$(12,737)	$(28,416)	$(9,140)	$(15,679)	$(6,539)	$(15,532)	$(79,088)
Net loss per share:
Basic	$(0.11)	$(0.25)	$(0.08)	$(0.14)	$(0.06)	$(0.14)	$(0.71)
Diluted	$(0.11)	$(0.25)	$(0.08)	$(0.14)	$(0.06)	$(0.14)	$(0.71)
Weighted-average shares used in per share calculations:
Basic	113,828	113,437	113,572	113,240	112,907	111,315	110,633
Diluted	113,828	113,437	113,572	113,240	112,907	111,315	110,633

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As Restated
	September 30, 2020		June 30, 2020		March 31, 2020	September 30, 2019
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	Nine Months Ended
Consolidated Statements of Comprehensive Loss
Net loss	$(12,737)	$(28,416)	$(9,140)	$(15,679)	$(6,539)	$(15,532)	$(79,088)
Other comprehensive income (loss):
Foreign currency translation adjustment	6	8	2	2	—	(2,096)	(2,270)
Unrealized gain (loss) on marketable securities, net of tax	(86)	(48)	134	38	(96)	17	101
Total comprehensive loss	$(12,817)	$(28,456)	$(9,004)	$(15,639)	$(6,635)	$(17,611)	$(81,257)

	For the Three Months Ended September 30, 2020
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Common Stock
	Shares	Amount				Total
Consolidated Statement of Stockholders’ Equity
Balances at June 30, 2020 (As Restated)	113,744	$114	$1,274,136	$(301,468)	$(52)	$972,730
Net loss (As Restated)	—	—	—	(12,737)	—	(12,737)
Foreign currency translation adjustment	—	—	—	—	6	6
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(86)	(86)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	179	—	(919)	—	—	(919)
Stock-based compensation	—	—	6,834	—	—	6,834
Balances at September 30, 2020 (As Restated)	113,923	$114	$1,280,051	$(314,205)	$(132)	$965,828

	For the Nine Months Ended September 30, 2020
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Common Stock
	Shares	Amount				Total
Consolidated Statement of Stockholders’ Equity
Balances at December 31, 2019 (As Restated)	112,131	$112	$1,261,142	$(285,789)	$(92)	$975,373
Net loss (As Restated)	—	—	—	(28,416)	—	(28,416)
Foreign currency translation adjustment	—	—	—	—	8	8
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(48)	(48)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,792	2	(704)	—	—	(702)
Stock-based compensation	—	—	19,613	—	—	19,613
Balances at September 30, 2020 (As Restated)	113,923	$114	$1,280,051	$(314,205)	$(132)	$965,828

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended June 30, 2020
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Common Stock
	Shares	Amount				Total
Consolidated Statement of Stockholders’ Equity
Balances at March 31, 2020 (As Restated)	113,275	$113	$1,264,000	$(292,328)	$(188)	$971,597
Net loss (As Restated)	—	—	—	(9,140)	—	(9,140)
Foreign currency translation adjustment	—	—	—	—	2	2
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	134	134
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	469	1	3,429	—	—	3,430
Stock-based compensation	—	—	6,707	—	—	6,707
Balances at June 30, 2020 (As Restated)	113,744	$114	$1,274,136	$(301,468)	$(52)	$972,730

	For the Six Months Ended June 30, 2020
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Common Stock
	Shares	Amount				Total
Consolidated Statement of Stockholders’ Equity
Balances at December 31, 2019 (As Restated)	112,131	$112	$1,261,142	$(285,789)	$(92)	$975,373
Net loss (As Restated)	—	—	—	(15,679)	—	(15,679)
Foreign currency translation adjustment	—	—	—	—	2	2
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	38	38
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,613	2	215	—	—	217
Stock-based compensation	—	—	12,779	—	—	12,779
Balances at June 30, 2020 (As Restated)	113,744	$114	$1,274,136	$(301,468)	$(52)	$972,730

	For the Three Months Ended March 31, 2020
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Common Stock
	Shares	Amount				Total
Consolidated Statement of Stockholders’ Equity
Balances at December 31, 2019 (As Restated)	112,131	$112	$1,261,142	$(285,789)	$(92)	$975,373
Net loss (As Restated)	—	—	—	(6,539)	—	(6,539)
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	(96)	(96)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,144	1	(3,214)	—	—	(3,213)
Stock-based compensation	—	—	6,072	—	—	6,072
Balances at March 31, 2020 (As Restated)	113,275	$113	$1,264,000	$(292,328)	$(188)	$971,597

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2019
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Common Stock
	Shares	Amount				Total
Consolidated Statement of Stockholders’ Equity
Balances at June 30, 2019	111,127	$111	$1,246,877	$(263,381)	$(10,381)	$973,226
Net loss (As Restated)	—	—	—	(15,532)	—	(15,532)
Foreign currency translation adjustment	—	—	—	—	(2,096)	(2,096)
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	17	17
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	366	—	79	—	—	79
Stock-based compensation	—	—	7,388	—	—	7,388
Balances at September 30, 2019 (As Restated)	111,493	$111	$1,254,344	$(278,913)	$(12,460)	$963,082

	For the Nine Months Ended September 30, 2019
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Common Stock
	Shares	Amount				Total
Consolidated Statement of Stockholders’ Equity
Balances at December 31, 2018	109,018	$109	$1,226,588	$(204,294)	$(10,291)	$1,012,112
Net loss (As Restated)	—	—	—	(79,088)	—	(79,088)
Foreign currency translation adjustment	—	—	—	—	(2,270)	(2,270)
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	—	101	101
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	2,475	2	6,099	—	—	6,101
Stock-based compensation	—	—	21,657	—	—	21,657
Cumulative effect adjustment from the adoption of ASC 842	—	—	—	4,469	—	4,469
Balances at September 30, 2019 (As Restated)	111,493	$111	$1,254,344	$(278,913)	$(12,460)	$963,082

	As Restated				As Revised
	Nine Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	September 30, 2019	September 30, 2018
Consolidated Statements of Cash Flows
Cash flows from operating activities:
Net loss	$(28,416)	$(15,679)	$(6,539)	$(79,088)	$(155,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	19,613	12,779	6,072	21,657	15,591
Depreciation	21,675	15,447	7,711	16,226	8,107
Amortization of intangible assets	13,848	9,276	4,692	13,096	24,352

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-cash interest expense and amortization of convertible debt issuance costs	5,394	3,571	1,773	5,104	7,587
Deferred income taxes	569	53	327	(2,118)	78,660
Non-cash restructuring	—	—	—	—	670
Loss on equity investment	521	318	212	424	—
Gain from sale of marketable equity security	—	—	—	—	(291)
Impairment of assets held for sale	—	—	—	15,137	—
Gain from sale of assets held for sale	—	—	—	—	(1,266)
(Gain) loss from disposal of property, plant and equipment	(83)	2	—	141	518
Change in fair value of earn-out liability	(1,800)	(1,800)	(1,800)	—	—
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	11,014	8,841	(325)	10,423	(16,862)
Unbilled receivables	122,498	79,842	39,465	111,453	118,872
Prepaid expenses and other assets	2,114	1,726	1,855	4,544	(4,623)
Inventories	(4,132)	(1,468)	238	(3,121)	(1,271)
Accounts payable	1,063	1,709	416	4,798	153
Accrued salaries and benefits and other liabilities	(5,067)	(2,030)	(7,966)	(2,179)	(6,823)
Income taxes payable	(13,317)	(8,643)	(4,069)	(10,824)	(9,618)
Deferred revenue	3,003	(1,106)	(1,826)	(5,618)	(6,647)
Operating lease liabilities	(5,105)	(3,565)	(2,978)	(6,931)	—
Net cash provided by operating activities	143,392	99,273	37,258	93,124	51,170
Cash flows from investing activities:
Purchases of property, plant and equipment	(20,799)	(12,780)	(1,950)	(4,161)	(7,849)
Purchases of marketable securities	(655,063)	(487,521)	(169,866)	(463,850)	(192,824)
Maturities of marketable securities	527,971	407,556	215,164	377,852	181,704
Proceeds from sale of marketable securities	2,948	2,496	—	2,000	—
Proceeds from sale of assets held for sale	—	—	—	—	4,648
Proceeds from sale of property and property, plant and equipment	—	—	—	29	10
Settlement of working capital adjustment from disposal of business	(1,131)	(1,131)	(1,131)	—	—
Proceeds from sale of equity security	—	—	—	—	1,350
Investment in privately-held companies	—	—	—	(1,000)	—
Acquisition of businesses, net of cash acquired	—	—	—	(21,779)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net cash provided by (used in) investing activities	(146,074)	(91,380)	42,217	(110,909)	(12,961)
Cash flows from financing activities:
Repayment of 1.125% convertible notes due 2018	—	—	—	—	(81,207)
Proceeds received from issuance of common stock under employee stock plans	8,083	7,880	4,005	11,748	9,266
Payments under installment payment arrangement	(9,152)	(6,600)	(2,551)	(4,330)	—
Principal payments against financing lease obligation	—	—	—	—	(786)
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	—	—	—	—	(50,031)
Payments of taxes on restricted stock units	(8,785)	(7,663)	(7,218)	(5,665)	(5,964)
Net cash provided by (used in) financing activities	(9,854)	(6,383)	(5,764)	1,753	(128,722)
Effect of exchange rate changes on cash and cash equivalents	(157)	(419)	(452)	(497)	(797)
Less: net decrease in cash classified within assets held for sale	—	—	—	(7,545)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,693)	1,091	73,259	(24,074)	(91,310)
Cash, cash equivalents and restricted cash at beginning of year	102,518	102,518	102,518	116,252	225,844
Cash, cash equivalents and restricted cash at end of year	$89,825	$103,609	$175,777	$92,178	$134,534

	September 30, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Balance Sheet
ASSETS
Current assets:
Unbilled receivables	$141,341	$2,173	$143,514
Prepaids and other current assets	16,229	63	16,292
Total current assets	725,034	2,236	727,270
Unbilled receivables, long-term	260,404	5,297	265,701
Total assets	1,309,018	7,533	1,316,551
LIABILITIES & STOCKHOLDERS’ EQUITY
Deferred tax liabilities	15,139	(49)	15,090
Total liabilities	350,772	(49)	350,723
Stockholders’ equity:
Accumulated deficit	(321,787)	7,582	(314,205)
Total stockholders’ equity	958,246	7,582	965,828
Total liabilities and stockholders’ equity	1,309,018	7,533	1,316,551

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Balance Sheet
ASSETS
Current assets:
Unbilled receivables	$155,448	$1,439	$156,887
Prepaids and other current assets	17,970	110	18,080
Total current assets	706,247	1,549	707,796
Unbilled receivables, long-term	289,044	5,942	294,986
Total assets	1,316,647	7,491	1,324,138
LIABILITIES & STOCKHOLDERS’ EQUITY
Deferred tax liabilities	14,724	(49)	14,675
Total liabilities	351,457	(49)	351,408
Stockholders’ equity:
Accumulated deficit	(309,008)	7,540	(301,468)
Total stockholders’ equity	965,190	7,540	972,730
Total liabilities and stockholders’ equity	1,316,647	7,491	1,324,138

	March 31, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Balance Sheet
ASSETS
Current assets:
Unbilled receivables	$172,042	$715	$172,757
Prepaids and other current assets	17,057	(15)	17,042
Total current assets	678,756	700	679,456
Property, plant and equipment, net	47,743	411	48,154
Unbilled receivables, long-term	314,706	4,788	319,494
Total assets	1,319,491	5,899	1,325,390
LIABILITIES & STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Accumulated deficit	(298,227)	5,899	(292,328)
Total stockholders’ equity	965,698	5,899	971,597
Total liabilities and stockholders’ equity	1,319,491	5,899	1,325,390

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2019
	As Originally Reported	Adjustments	As Restated
Consolidated Balance Sheet
ASSETS
Current assets:
Prepaids and other current assets	$9,824	$(12)	$9,812
Total current assets	656,449	(12)	656,437
Unbilled receivables, long-term	376,619	1,811	378,430
Total assets	1,299,827	1,799	1,301,626
LIABILITIES & STOCKHOLDERS’ EQUITY
Stockholders’ equity:
Accumulated deficit	(280,712)	1,799	(278,913)
Total stockholders’ equity	961,283	1,799	963,082
Total liabilities and stockholders’ equity	1,299,827	1,799	1,301,626

	For the Three Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Operations
Interest income and other income (expense), net	$3,464	$90	$3,554
Interest and other income (expense), net	878	90	968
Income (loss) before income taxes	(11,622)	90	(11,532)
Provision for income taxes	1,157	48	1,205
Net income (loss)	(12,779)	42	(12,737)
Net income (loss) per share:
Basic	$(0.11)	$—	$(0.11)
Diluted	$(0.11)	$—	$(0.11)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Operations
Revenue:
Royalties	$53,253	$3,575	$56,828
Total revenue	180,834	3,575	184,409
Gross profit	133,537	3,575	137,112
Operating expenses:
Sales, general and administrative	64,387	822	65,209
Total operating expenses	169,340	822	170,162
Operating income (loss)	(35,803)	2,753	(33,050)
Interest income and other income (expense), net	14,435	250	14,685
Interest and other income (expense), net	6,714	250	6,964
Income (loss) before income taxes	(29,089)	3,003	(26,086)
Provision for income taxes	2,454	(124)	2,330
Net income (loss)	(31,543)	3,127	(28,416)
Net income (loss) per share:
Basic	$(0.28)	$0.03	$(0.25)
Diluted	$(0.28)	$0.03	$(0.25)

	For the Three Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Operations
Revenue:
Royalties	$16,957	$1,787	$18,744
Total revenue	59,930	1,787	61,717
Gross profit	43,782	1,787	45,569
Operating expenses:
Sales, general and administrative	21,310	411	21,721
Total operating expenses	56,246	411	56,657
Operating income (loss)	(12,464)	1,376	(11,088)
Interest income and other income (expense), net	4,597	91	4,688
Interest and other income (expense), net	2,017	91	2,108
Income (loss) before income taxes	(10,447)	1,467	(8,980)
Provision for income taxes	334	(174)	160
Net income (loss)	(10,781)	1,641	(9,140)
Net income (loss) per share:
Basic	$(0.09)	$0.01	$(0.08)
Diluted	$(0.09)	$0.01	$(0.08)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Operations
Revenue:
Royalties	$36,651	$3,575	$40,226
Total revenue	123,919	3,575	127,494
Gross profit	91,886	3,575	95,461
Operating expenses:
Sales, general and administrative	44,205	822	45,027
Total operating expenses	115,189	822	116,011
Operating income (loss)	(23,303)	2,753	(20,550)
Interest income and other income (expense), net	10,971	160	11,131
Interest and other income (expense), net	5,836	160	5,996
Income (loss) before income taxes	(17,467)	2,913	(14,554)
Provision for income taxes	1,297	(172)	1,125
Net income (loss)	(18,764)	3,085	(15,679)
Net income (loss) per share:
Basic	$(0.17)	$0.03	$(0.14)
Diluted	$(0.17)	$0.03	$(0.14)

	For the Three Months Ended March 31, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Operations
Revenue:
Royalties	$19,694	$1,788	$21,482
Total revenue	63,989	1,788	65,777
Gross profit	48,104	1,788	49,892
Operating expenses:
Sales, general and administrative	22,895	411	23,306
Total operating expenses	58,943	411	59,354
Operating income (loss)	(10,839)	1,377	(9,462)
Interest income and other income (expense), net	6,374	69	6,443
Interest and other income (expense), net	3,819	69	3,888
Income (loss) before income taxes	(7,020)	1,446	(5,574)
Provision for income taxes	963	2	965
Net income (loss)	(7,983)	1,444	(6,539)
Net income (loss) per share:
Basic	$(0.07)	$0.01	$(0.06)
Diluted	$(0.07)	$0.01	$(0.06)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended September 30, 2019
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Operations
Revenue:
Royalties	$19,448	$1,788	$21,236
Total revenue	57,399	1,788	59,187
Gross profit	44,825	1,788	46,613
Operating income (loss)	(22,873)	1,788	(21,085)
Interest income and other income (expense), net	6,727	24	6,751
Interest and other income (expense), net	4,230	24	4,254
Income (loss) before income taxes	(18,643)	1,812	(16,831)
Provision for income taxes	(1,312)	13	(1,299)
Net income (loss)	(17,331)	1,799	(15,532)
Net income (loss) per share:
Basic	$(0.16)	$0.02	$(0.14)
Diluted	$(0.16)	$0.02	$(0.14)

	For the Nine Months Ended September 30, 2019
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Operations
Revenue:
Royalties	$71,351	$1,788	$73,139
Total revenue	164,080	1,788	165,868
Gross profit	127,281	1,788	129,069
Operating income (loss)	(91,328)	1,788	(89,540)
Interest income and other income (expense), net	21,112	24	21,136
Interest and other income (expense), net	13,810	24	13,834
Income (loss) before income taxes	(77,518)	1,812	(75,706)
Provision for income taxes	3,369	13	3,382
Net income (loss)	(80,887)	1,799	(79,088)
Net income (loss) per share:
Basic	$(0.73)	$0.02	$(0.71)
Diluted	$(0.73)	$0.02	$(0.71)

	For the Three Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Comprehensive Loss
Net income (loss)	$(12,779)	$42	$(12,737)
Total comprehensive income (loss)	(12,859)	42	(12,817)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Comprehensive Loss
Net income (loss)	$(31,543)	$3,127	$(28,416)
Total comprehensive income (loss)	(31,583)	3,127	(28,456)

	For the Three Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Comprehensive Loss
Net income (loss)	$(10,781)	$1,641	$(9,140)
Total comprehensive income (loss)	(10,645)	1,641	(9,004)

	For the Six Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Comprehensive Loss
Net income (loss)	$(18,764)	$3,085	$(15,679)
Total comprehensive income (loss)	(18,724)	3,085	(15,639)

	For the Three Months Ended March 31, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Comprehensive Loss
Net income (loss)	$(7,983)	$1,444	$(6,539)
Total comprehensive income (loss)	(8,079)	1,444	(6,635)

	For the Three Months Ended September 30, 2019
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Comprehensive Loss
Net income (loss)	$(17,331)	$1,799	$(15,532)
Total comprehensive income (loss)	(19,410)	1,799	(17,611)

	For the Nine Months Ended September 30, 2019
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Comprehensive Loss
Net income (loss)	$(80,887)	$1,799	$(79,088)
Total comprehensive income (loss)	(83,056)	1,799	(81,257)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(31,543)	$3,127	$(28,416)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,853	822	21,675
Deferred income taxes	618	(49)	569
Change in operating assets and liabilities, net of effects of acquisitions:
Unbilled receivables	126,324	(3,826)	122,498
Prepaid expenses and other assets	2,188	(74)	2,114
Net cash provided by operating activities	143,392	—	143,392

	For the Six Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(18,764)	$3,085	$(15,679)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14,625	822	15,447
Deferred income taxes	102	(49)	53
Change in operating assets and liabilities, net of effects of acquisitions:
Unbilled receivables	83,577	(3,735)	79,842
Prepaid expenses and other assets	1,849	(123)	1,726
Net cash provided by operating activities	99,273	—	99,273

	For the Three Months Ended March 31, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(7,983)	$1,444	$(6,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,300	411	7,711
Change in operating assets and liabilities, net of effects of acquisitions:
Unbilled receivables	41,321	(1,856)	39,465
Prepaid expenses and other assets	1,854	1	1,855
Net cash provided by operating activities	37,258	—	37,258

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2019
	As Originally Reported	Adjustments	As Restated
Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(80,887)	$1,799	$(79,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in operating assets and liabilities, net of effects of acquisitions:
Unbilled receivables	113,264	(1,811)	111,453
Prepaid expenses and other assets	4,532	12	4,544
Net cash provided by operating activities	93,124	—	93,124

	For the Nine Months Ended September 30, 2018
	As Originally Reported	Revisions	As Revised
Consolidated Statement of Cash Flows
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expenses and other assets	$(3,729)	$(894)	$(4,623)
Net cash provided by operating activities	52,064	(894)	51,170
Cash flows from investing activities:
Proceeds from sale of assets held for sale	3,754	894	4,648
Net cash used in investing activities	(13,855)	894	(12,961)

Supplementary Financial Data
RAMBUS INC.
CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
Quarterly Statements of Operations
(Unaudited)
The following table sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2020. Amounts contained herein have been updated, where applicable, to reflect the effects of the restatement described in Note 1, Restatement and Revision of Consolidated Financial Statements, and further described above.

	As Restated
(In thousands, except for per share amounts)	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019
Total revenue	$61,913	$56,915	$61,717	$65,777	$61,735	$59,187	$58,297	$48,384
Total cost of revenue	$13,451	$15,264	$16,148	$15,885	$14,576	$12,574	$13,027	$11,198
Gross profit	$48,462	$41,651	$45,569	$49,892	$47,159	$46,613	$45,270	$37,186
Total operating expenses	$59,466	$54,151	$56,657	$59,354	$57,760	$67,698	$82,316	$68,595
Operating loss	$(11,004)	$(12,500)	$(11,088)	$(9,462)	$(10,601)	$(21,085)	$(37,046)	$(31,409)
Net loss	$(12,055)	$(12,737)	$(9,140)	$(6,539)	$(6,876)	$(15,532)	$(36,980)	$(26,576)
Net loss per share — basic	$(0.11)	$(0.11)	$(0.08)	$(0.06)	$(0.06)	$(0.14)	(0.33)	$(0.24)
Net loss per share — diluted	$(0.11)	$(0.11)	$(0.08)	$(0.06)	$(0.06)	$(0.14)	(0.33)	$(0.24)
Shares used in per share calculations — basic	112,706	113,828	113,572	112,907	111,883	111,315	110,875	109,692
Shares used in per share calculations — diluted	112,706	113,828	113,572	112,907	111,883	111,315	110,875	109,692

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3(3)	Amended and Restated Bylaws of Registrant dated April 25, 2013.
4.1(4)	Form of Registrant’s Common Stock Certificate.
4.2(5)	Indenture, dated November 17, 2017, between Rambus Inc and U.S. Bank National Association (including form of 1.375% Convertible Senior Note due 2023).
4.3(12)	Description of Securities.
10.1(6)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(7)*	Form of Change of Control Severance Agreement, Agreement entered into by Registrant with each of its named executive officers other than its chief executive officer.
10.3(8)*	2006 Equity Incentive Plan, as amended.
10.4(8)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.
10.5(8)*	2006 Employee Stock Purchase Plan, as amended.
10.6(9)*	2015 Equity Incentive Plan, as amended.
10.7(10)*	Form of Restricted Stock Unit Agreement (2015 Equity Incentive Plan).
10.8(10)*	Form of Stock Option Agreement (2015 Equity Incentive Plan).
10.9(9)*	2015 Employee Stock Purchase Plan, as amended.
10.10(11)	Triple Net Space Lease, dated as of December 15, 2009, by and between Registrant and MT SPE, LLC.
10.11+	Settlement Agreement, dated January 19, 2010, among Registrant, Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Semiconductor, Inc. and Samsung Austin Semiconductor, L.P.
10.12+	Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.13(13)	First Amendment of Lease, dated November 4, 2011, by and between Registrant and MT SPE, LLC.
10.14(14)	Employment Agreement between the Company and Luc Seraphin, dated as of October 25, 2018.
10.15(14)	Amended and Restated Change of Control Severance Agreement between the Company and Luc Seraphin, dated as of October 25, 2018.
10.16+	Settlement Agreement, dated June 11, 2013, among Registrant, SK hynix and certain SK hynix affiliates.
10.17+	Semiconductor Patent License Agreement, dated June 11, 2013, between Registrant and SK hynix.
10.18+	Settlement Agreement, dated December 9, 2013, between Rambus Inc., Micron Technology, Inc., and certain Micron affiliates.
10.19+	Semiconductor Patent License Agreement, dated December 9, 2013, between Rambus, Inc. and Micron Technology, Inc.
10.20(15)**	Amendment to Semiconductor Patent License Agreement, dated December 30, 2013, by and between Rambus Inc. and Samsung Electronics Co., Ltd.
10.21(16)**	Amendment 1 to Semiconductor Patent License Agreement, dated June 17, 2015, by and between Rambus Inc. and SK hynix Inc.
10.22(17)	Asset Purchase Agreement, dated June 29, 2016, by and between Rambus Inc., Bell ID Singapore Ptd Ltd, Inphi Corporation and Inphi International Pte. Ltd.
10.23(18)	Offer Letter, dated September 9, 2016, by and between Rambus Inc. and Rahul Mathur.
10.24(5)	Form of Convertible Note Hedge Confirmation.
10.25(5)	Form of Warrant Confirmation.
10.26(19)	Share Purchase Agreement by and between Rambus Inc. and VISA International Service Association dated June 20, 2019.
10.27(19)	Lease agreement between Rambus Inc. and 237 North First Street Holdings, LLC dated July 8, 2019.
10.28(20)	Offer Letter, dated August 9, 2019, by and between Rambus Inc. and Sean Fan.
10.29(20)	2019 Inducement Equity Incentive Plan.
10.30(20)	Form of Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).
10.31(20)	Form of Performance Based Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).

Exhibit Number	Description of Document
10.32(21)	First Amendment to Net Lease Agreement dated April 22, 2020 relating to the New San Jose Headquarters Location between Rambus Inc. and 237 North First Street Holdings, LLC.
10.33(22)+	Amendment No. 1 to Semiconductor Patent License Agreement, dated September 2, 2020, between Rambus, Inc. and Micron Technology, Inc.
10.34(23)	Master Confirmation between Deutsche Bank AG, London Branch as counterparty, through its agent Deutsche Bank Securities Inc. (“Deutsche Bank”) and Rambus Inc., dated November 11, 2020.
10.35+	Amendment No. 2 dated December 15, 2020, to the Semiconductor Patent License Agreement between Rambus Inc. and Micron Technology, Inc.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1^	Power of Attorney.
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

32.1†	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________________________

^	Previously submitted.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

†	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Form 10-K filed on December 15, 1997.

(2)	Incorporated by reference to the Form 10-Q filed on May 4, 2001.

(3)	Incorporated by reference to the Form 8-K filed on April 30, 2013.

(4)	Incorporated by reference to the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(5)	Incorporated by reference to the Form 8-K filed on November 17, 2017.

(6)	Incorporated by reference to the Form S-1 (file no. 333-22885) filed on March 6, 1997.

(7)	Incorporated by reference to the Form 8-K filed on March 9, 2015.

(8)	Incorporated by reference to the Form 8-K filed on April 30, 2014.

(9)	Incorporated by reference to the Form 8-K filed on May 6, 2020.

(10)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(11)	Incorporated by reference to the Form 10-K filed on February 26, 2010.

(12)	Incorporated by reference to the Form 10-K filed on February 26, 2020.

(13)	Incorporated by reference to the Form 10-K filed on February 24, 2012.

(14)	Incorporated by reference to the Form 8-K filed on October 29, 2018.

(15)	Incorporated by reference to the Form 10-K filed on February 21, 2014.

(16)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(17)	Incorporated by reference to the Form 10-Q filed on July 22, 2016.

(18)	Incorporated by reference to the Form 8-K filed on September 21, 2016.

(19)	Incorporated by reference to the Form 10-Q filed on August 2, 2019.

(20)	Incorporated by reference to the Form 8-K filed on August 28, 2019.

(21)	Incorporated by reference to the Form 10-Q filed on August 7, 2020.

(22)	Incorporated by reference to the Form 10-Q filed on November 6, 2020.

(23)	Incorporated by reference to the Form 8-K dated November 12, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

By:	/s/ Luc Seraphin
Luc Seraphin
Chief Executive Officer and President
(Principal Executive Officer)
Date: March 29, 2021