Form 10-Q
period 2021-03-31
RAMBUS INC
filed 2021-05-07
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 112,505,254 as of March 31, 2021.

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
•Equity repurchase programs;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020

	(In thousands, except shares and par value)
ASSETS
Current assets:
Cash and cash equivalents	$109,554	$128,967
Marketable securities	419,574	373,682
Accounts receivable	35,937	27,903
Unbilled receivables	137,729	138,813
Inventories	9,926	14,466
Prepaids and other current assets	11,616	15,881
Total current assets	724,336	699,712
Intangible assets, net	31,872	36,487
Goodwill	183,222	183,222
Property, plant and equipment, net	53,687	57,693
Operating lease right-of-use assets	27,214	28,708
Deferred tax assets	4,372	4,353
Unbilled receivables	207,016	236,699
Other assets	4,061	4,535
Total assets	$1,235,780	$1,251,409
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,802	$8,993
Accrued salaries and benefits	14,113	23,326
Deferred revenue	13,534	10,198
Income taxes payable	20,186	20,064
Operating lease liabilities	7,026	4,724
Other current liabilities	17,741	18,559
Total current liabilities	80,402	85,864
Convertible notes	157,905	156,031
Long-term operating lease liabilities	32,535	34,305
Long-term income taxes payable	36,391	41,333
Deferred tax liabilities	14,711	14,276
Other long-term liabilities	4,430	6,894
Total liabilities	326,374	338,703
Commitments and contingencies (Notes 9, 11 and 15)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at March 31, 2021 and December 31, 2020	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 112,505,254 shares at March 31, 2021 and 111,697,994 shares at December 31, 2020	113	112
Additional paid-in capital	1,269,790	1,270,426
Accumulated deficit	(360,364)	(357,751)
Accumulated other comprehensive loss	(133)	(81)
Total stockholders’ equity	909,406	912,706
Total liabilities and stockholders’ equity	$1,235,780	$1,251,409
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020 (As Restated)

	(In thousands, except per share amounts)
Revenue:
Product revenue	$30,781	$30,728
Royalties	28,859	21,482
Contract and other revenue	10,742	13,567
Total revenue	70,382	65,777
Cost of revenue:
Cost of product revenue	11,410	10,343
Cost of contract and other revenue	1,556	1,198
Amortization of acquired intangible assets	4,386	4,344
Total cost of revenue	17,352	15,885
Gross profit	53,030	49,892
Operating expenses:
Research and development	32,354	36,664
Sales, general and administrative	23,562	23,306
Amortization of acquired intangible assets	229	348
Restructuring charges	368	836
Change in fair value of earn-out liability	—	(1,800)
Total operating expenses	56,513	59,354
Operating loss	(3,483)	(9,462)
Interest income and other income (expense), net	2,981	6,443
Interest expense	(2,614)	(2,555)
Interest and other income (expense), net	367	3,888
Loss before income taxes	(3,116)	(5,574)
Provision for (benefit from) income taxes	(503)	965
Net loss	$(2,613)	$(6,539)
Net loss per share:
Basic	$(0.02)	$(0.06)
Diluted	$(0.02)	$(0.06)
Weighted-average shares used in per share calculation:
Basic	112,211	112,907
Diluted	112,211	112,907

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2021	2020 (As Restated)
Net loss	$(2,613)	$(6,539)
Other comprehensive loss:
Foreign currency translation adjustment	(21)	—
Unrealized loss on marketable securities, net of tax	(31)	(96)
Total comprehensive loss	$(2,665)	$(6,635)
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at December 31, 2020	111,698	$112	$1,270,426	$(357,751)	$(81)	$912,706
Net loss	—	—	—	(2,613)	—	(2,613)
Foreign currency translation adjustment	—	—	—	—	(21)	(21)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(31)	(31)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	807	1	(7,137)	—	—	(7,136)
Stock-based compensation	—	—	6,501	—	—	6,501
Balances at March 31, 2021	112,505	$113	$1,269,790	$(360,364)	$(133)	$909,406

	For the Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at December 31, 2019	112,131	$112	$1,261,142	$(285,789)	$(92)	$975,373
Net loss (As Restated)	—	—	—	(6,539)	—	(6,539)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(96)	(96)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,144	1	(3,214)	—	—	(3,213)
Stock-based compensation	—	—	6,072	—	—	6,072
Balances at March 31, 2020 (As Restated)	113,275	$113	$1,264,000	$(292,328)	$(188)	$971,597
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020 (As Restated)

	(In thousands)
Cash flows from operating activities:
Net loss	$(2,613)	$(6,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	6,501	6,072
Depreciation	6,198	7,711
Amortization of intangible assets	4,615	4,692
Non-cash interest expense and amortization of convertible debt issuance costs	1,874	1,773
Deferred income taxes	416	327
Loss on equity investment	200	212
Change in fair value of earn-out liability	—	(1,800)
Change in operating assets and liabilities:
Accounts receivable	(8,034)	(325)
Unbilled receivables	30,767	39,465
Prepaid expenses and other assets	3,589	1,855
Inventories	4,540	238
Accounts payable	297	416
Accrued salaries and benefits and other liabilities	(7,861)	(7,966)
Income taxes payable	(4,786)	(4,069)
Deferred revenue	3,223	(1,826)
Operating lease liabilities	532	(2,978)
Net cash provided by operating activities	39,458	37,258
Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,517)	(1,950)
Purchases of marketable securities	(159,755)	(169,866)
Maturities of marketable securities	106,475	215,164
Proceeds from sale of marketable securities	8,332	—
Settlement of working capital adjustment from disposal of business	—	(1,131)
Net cash provided by (used in) investing activities	(48,465)	42,217
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	920	4,005
Payments of taxes on restricted stock units	(8,057)	(7,218)
Payments under installment payment arrangements	(3,119)	(2,551)
Net cash used in financing activities	(10,256)	(5,764)
Effect of exchange rate changes on cash and cash equivalents	(144)	(452)
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,407)	73,259
Cash, cash equivalents and restricted cash at beginning of period	129,324	102,518
Cash, cash equivalents and restricted cash at end of period	$109,917	$175,777

Non-cash investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$15,210	$33,190

Reconciliation of the cash, cash equivalents and restricted cash balances as of March 31, 2021 and December 31, 2020:
	March 31, 2021	December 31, 2020
Cash and cash equivalents	$109,554	$128,967
Restricted cash	363	357
Cash, cash equivalents and restricted cash	$109,917	$129,324

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error
Rambus Inc. (the “Company” or “Rambus”) restated its previously issued consolidated financial statements and related disclosures as of and for the fiscal years ended December 31, 2020 and 2019 and presented the impact of the restatement on the relevant unaudited interim financial information for each of the quarterly periods during the years ended December 31, 2020 and 2019 on Form 10-K/A filed on March 29, 2021, in order to correct errors resulting from the incorrect application of generally accepted accounting principles relating to revenue recognition as it pertains to a single customer agreement (the “Impacted Agreement”). Additionally, to correct errors that the Company has determined to be immaterial, both individually and in aggregate, the Company also restated the consolidated financial statements for the fiscal years ended December 31, 2020 and 2019.
Impact of Restatement
The following errors in the Company’s consolidated financial statements were identified and corrected:
a) Correction of revenue related to the Impacted Agreement: During the quarter ended March 31, 2021, the Company determined that a portion of revenue under a single customer agreement that had not yet been recognized, should have been recognized during the quarters ended September 30, 2019, December 31, 2019, March 31, 2020, and June 30, 2020. The Impacted Agreement contained a single performance obligation for a license to the Company’s patents and technology in exchange for consideration, a portion of which was fixed at the inception of the contract and a portion that was dependent on the customer’s applicable sales (as stipulated in the agreement) for the four consecutive quarters commencing on July 1, 2019 and ending on June 30, 2020. The Company accounted for the agreement as a right-to-use IP license agreement with the fixed portion of the consideration appropriately recognized at the inception of the agreement when control of the license was transferred to the customer. However, the Company did not recognize as revenue the portion of the consideration that depended on the customer’s sales beginning in the quarter ended September 30, 2019. During the quarter ended March 31, 2021, the Company reassessed its accounting for this uncertain portion of the consideration and determined that revenue associated with that uncertain portion of the consideration should have been recognized over the four quarters commencing on July 1, 2019 and ending June 30, 2020, which are the periods when the uncertainty surrounding the amount of the contingent consideration was resolved (that is when the customer’s sales occurred for which the contingent payments were based). This error resulted in royalty revenue being corrected by approximately $3.6 million in each of the years ended December 31, 2020 and 2019, resulting in an increase in royalty revenue for each of the respective periods. Unbilled receivables (both current and non-current, as applicable) on the consolidated balance sheets were also increased by the correction, given this additional revenue recognized is payable by the customer in ten equal quarterly installments with the first installment payable in the quarter ended March 31, 2021. Additionally, due to the significant financing component of the Impacted Agreement, immaterial amounts were corrected to increase interest and other income (expense), net, on the consolidated statements of operations.
b) Correction of immaterial asset retirement obligation (“ARO”) related to the Company’s previous Sunnyvale, California headquarters of approximately $1.0 million in fiscal year 2019 related to facility restoration costs. The Company originally recorded a liability for the ARO but expensed (included in sales, general and administrative expenses on the consolidated statements of operations) the entire amount in the year ended December 31, 2019. The Company corrected the consolidated financial statements to record the ARO asset within property, plant and equipment, net, within the consolidated balance sheets and reflect the amortization of the ARO asset over the remaining life of the lease of seven months beginning in December of 2019 through June 2020.
c) Recording of provision for income taxes impacts due to adjustments a) and b) above.
The restatement tables below present a reconciliation from the previously reported amounts to the restated amounts (in thousands, except shares and per share amounts). The amounts originally reported were derived from the Company’s Quarterly Report on Form 10-Q for the interim period ended March 31, 2020. Certain line items in the quarterly financial data below were excluded because they were not impacted by the restatement.

	For the Three Months Ended March 31, 2020
	As Originally Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
Revenue:
Royalties	$19,694	$1,788	$21,482
Total revenue	63,989	1,788	65,777
Gross profit	48,104	1,788	49,892
Operating expenses:
Sales, general and administrative	22,895	411	23,306
Total operating expenses	58,943	411	59,354
Operating income (loss)	(10,839)	1,377	(9,462)
Interest income and other income (expense), net	6,374	69	6,443
Interest and other income (expense), net	3,819	69	3,888
Income (loss) before income taxes	(7,020)	1,446	(5,574)
Provision for income taxes	963	2	965
Net income (loss)	(7,983)	1,444	(6,539)
Net income (loss) per share:
Basic	$(0.07)	$0.01	$(0.06)
Diluted	$(0.07)	$0.01	$(0.06)

	For the Three Months Ended March 31, 2020
	As Originally Reported	Adjustments	As Restated
Condensed Consolidated Statement of Comprehensive Loss
Net income (loss)	$(7,983)	$1,444	$(6,539)
Total comprehensive income (loss)	(8,079)	1,444	(6,635)

	For the Three Months Ended March 31, 2020
	As Originally Reported	Adjustments	As Restated
Condensed Consolidated Statement of Stockholders’ Equity
Net loss attributable to:
Accumulated deficit	$(298,227)	$5,899	$(292,328)
Total stockholders’ equity	965,698	5,899	971,597

	For the Three Months Ended March 31, 2020
	As Originally Reported	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(7,983)	$1,444	$(6,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,300	411	7,711
Change in operating assets and liabilities, net of effects of acquisitions:
Unbilled receivables	41,321	(1,856)	39,465
Prepaid expenses and other assets	1,854	1	1,855
Net cash provided by operating activities	37,258	—	37,258

Immaterial Correction of Prior-Period Error
Subsequent to the reissuance of the consolidated financial statements as of and for the year ended December 31, 2020, the Company determined that $7.2 million in corporate investments originally classified as cash equivalents should have been classified as marketable securities in the consolidated balance sheet as of December 31, 2020. The Company assessed the effect of this correction based on an analysis of both quantitative and qualitative factors and determined that the correction was not material. Accordingly, the Company corrected the error as of December 31, 2020 in the accompanying condensed consolidated balance sheet and related footnotes. The following adjustments were made:
•Cash and cash equivalents as of December 31, 2020 originally reported as $136.1 million was corrected to $129.0 million.
•Marketable securities as of December 31, 2020 originally reported as $366.5 million was corrected to $373.6 million.
•Correction of Note 7, “Marketable Securities” and Note 8, “Fair Value of Financial Instruments”, to reflect the above adjustments.
Additionally, in the 10-K for the period ending December 31, 2021, the Company will correct its presentation of net cash used in investing activities for the year ended December 31, 2020, which was originally reported as $90.4 million, to reflect cash used in investing activities of $97.6 million. The corrections did not affect the net cash provided by operating activities nor net cash used in financing activities.

1A. Basis of Presentation
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
The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K/A for the year ended December 31, 2020.

2. Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In January 2020, the FASB issued ASU No. 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” The amendments in this ASU clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This ASU is effective for interim and annual reporting periods beginning after December 15, 2020. The Company adopted this ASU on January 1, 2021 on a prospective basis. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40).” The amendments in this ASU simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, the guidance removes the liability and equity separation models for convertible instruments. Instead, entities will account for convertible debt instruments wholly as debt unless convertible instruments contain features that require bifurcation as a derivative or that result in substantial premiums accounted for as paid-in capital. The guidance also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a retrospective or modified retrospective basis. The Company expects to adopt this guidance on January 1, 2022. Although the Company continues to evaluate the method of adoption and impact of this guidance on its condensed consolidated financial statements, upon adoption the Company expects this guidance to result in a reclassification of conversion feature balances from additional paid-in capital to debt and to decrease reported interest expense for its convertible notes.

3. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of March 31, 2021.
The Company’s contract balances were as follows:

	As of
(In thousands)	March 31, 2021	December 31, 2020
Unbilled receivables	$344,745	$375,512
Deferred revenue	13,685	10,461
During the three months ended March 31, 2021, the Company recognized $4.6 million of revenue that was included in the contract balances as of December 31, 2020. During the three months ended March 31, 2020, the Company recognized $6.1 million of revenue that was included in the contract balances as of December 31, 2019.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $21.8 million as of March 31, 2021, which the Company primarily expects to recognize over the next 2 years.

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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2021	2020 (As Restated)
Net loss per share:
Numerator:
Net loss	$(2,613)	$(6,539)
Denominator:
Weighted-average shares outstanding - basic	112,211	112,907
Effect of potential dilutive common shares	—	—
Weighted-average shares outstanding - diluted	112,211	112,907
Basic net loss per share	$(0.02)	$(0.06)
Diluted net loss per share	$(0.02)	$(0.06)

For the three months ended March 31, 2020, options to purchase approximately 0.4 million shares were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise and related unrecognized stock-based compensation expense. For the three months ended March 31, 2021, an immaterial amount of options to purchase shares were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise and related unrecognized stock-based compensation expense.
For the three months ended March 31, 2021 and 2020, an additional 3.4 million and 2.3 million shares, respectively, were excluded from the weighted-average dilutive shares because there was a net loss position for the periods. In addition, during the three months ended March 31, 2021, the Company’s stock price exceeded the 2023 Notes' conversion price of $18.93 per share, therefore approximately 0.5 million shares were excluded in the weighted-average dilutive shares. Under the treasury stock method, the cumulative dilutive effect of the 2023 Notes would be approximately 9.1 million shares. However, upon conversion, there will be no economic dilution from the 2023 Notes, as exercise of the Convertible Note Hedge Transactions will eliminate any dilution from the 2023 Notes.

5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the three months ended March 31, 2021:

(In thousands)	As of December 31, 2020	Adjustment to Goodwill	As of March 31, 2021
Total goodwill	$183,222	$—	$183,222

	As of March 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$204,992	$(21,770)	$183,222
Intangible Assets, Net
The components of the Company’s intangible assets as of March 31, 2021 and December 31, 2020 were as follows:

		As of March 31, 2021
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$263,789	$(235,385)	$28,404
Customer contracts and contractual relationships	0.5 to 10 years	36,293	(34,425)	1,868
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	1,600	—	1,600
Total intangible assets		$301,982	$(270,110)	$31,872

		As of December 31, 2020
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$263,789	$(230,950)	$32,839
Customer contracts and contractual relationships	0.5 to 10 years	36,293	(34,245)	2,048
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	1,600	—	1,600
Total intangible assets		$301,982	$(265,495)	$36,487
During the three months ended March 31, 2021, the Company did not purchase or sell any intangible assets.

Amortization expense for intangible assets for the three months ended March 31, 2021 and 2020 was $4.6 million and $4.7 million, respectively.
The estimated future amortization of intangible assets as of March 31, 2021 was as follows (in thousands):

Years Ending December 31:	Amount
2021 (remaining nine months)	$9,996
2022	7,644
2023	6,940
2024	5,492
2025	200
Thereafter	—
Total amortizable purchased intangible assets	30,272
In-process research and development	1,600
Total intangible assets	$31,872
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
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of March 31, 2021, the Company has a single operating and reportable segment.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at March 31, 2021 and December 31, 2020, respectively, was as follows:

	As of
Customer	March 31, 2021	December 31, 2020
Customer 1	14%	13%
Customer 2	14%	*
Customer 3	11%	14%
Customer 4	*	11%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue for the three months ended March 31, 2021 and 2020, respectively, was as follows:

	Three Months Ended
	March 31,
Customer	2021	2020 (As Restated)
Customer A	23%	12%
Customer B	14%	14%
Customer C	*	14%
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period.

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020 (As Restated)
USA	$46,151	$34,788
Taiwan	8,843	7,064
South Korea	388	1,820
Japan	4,588	4,631
Europe	446	738
Canada	54	512
Singapore	6,338	7,630
Asia-Other	3,574	8,594
Total	$70,382	$65,777

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
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of March 31, 2021
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$28,625	$28,625	$—	$—	0.04%
U.S. Government bonds and notes	154,380	154,373	12	(5)	0.10%
Corporate notes, bonds and commercial paper	283,229	283,325	21	(117)	0.22%
Total cash equivalents and marketable securities	466,234	466,323	33	(122)
Cash	62,894	62,894	—	—
Total cash, cash equivalents and marketable securities	$529,128	$529,217	$33	$(122)

	As of December 31, 2020
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$18,162	$18,162	$—	$—	0.01%
U.S. Government bonds and notes	169,633	169,670	3	(40)	0.12%
Corporate notes, bonds and commercial paper	253,391	253,412	61	(82)	0.20%
Total cash equivalents and marketable securities	441,186	441,244	64	(122)
Cash	61,463	61,463	—	—
Total cash, cash equivalents and marketable securities	$502,649	$502,707	$64	$(122)
Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	March 31, 2021	December 31, 2020
Cash equivalents	$46,660	$67,504
Short term marketable securities	419,574	373,682
Total cash equivalents and marketable securities	466,234	441,186
Cash	62,894	61,463
Total cash, cash equivalents and marketable securities	$529,128	$502,649

The Company continues to invest in highly rated and highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020 are as follows:

	Fair Value		Gross Unrealized Loss
(In thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Less than 12 months
U.S. Government bonds and notes	$20,517	$70,548	$(5)	$(40)
Corporate notes, bonds and commercial paper	207,323	181,349	(117)	(82)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$227,840	$251,897	$(122)	$(122)
The gross unrealized loss at March 31, 2021 and December 31, 2020 was not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	March 31, 2021
Due less than one year	$360,852
Due from one year through three years	76,757
Total	$437,609
Refer to Note 8, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

8. Fair Value of Financial Instruments
The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the below pricing levels as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$28,625	$28,625	$—	$—
U.S. Government bonds and notes	154,380	—	154,380	—
Corporate notes, bonds and commercial paper	283,229	—	283,229	—
Total available-for-sale securities	$466,234	$28,625	$437,609	$—

	As of December 31, 2020
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$18,162	$18,162	$—	$—
U.S. Government bonds and notes	169,633	—	169,633	—
Corporate notes, bonds and commercial paper	253,391	—	253,391	—
Total available-for-sale securities	$441,186	$18,162	$423,024	$—
The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” on the condensed consolidated statement of operations.
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of March 31, 2021, the Company’s 25.0% ownership percentage amounted to a $2.6 million equity interest in this equity investment and it was included in other assets on the accompanying consolidated balance sheets. The Company recorded immaterial amounts on its consolidated statements of operations representing its share of the investee’s loss for the three months ended March 31, 2021 and 2020.
During the three months ended March 31, 2021 and 2020, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021			As of December 31, 2020
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the “2023 Notes”)	$172,500	$157,905	$204,896	$172,500	$156,031	$194,709
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 10, “Convertible Notes,” as of March 31, 2021, the convertible notes were carried at their face value of $172.5 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximated fair value due to their short maturities.

9. Leases
The Company leases office space, domestically and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one year and ten years. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and long-term operating lease liabilities on the Company’s unaudited condensed consolidated balance sheets. The Company does not have any finance leases.

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of March 31, 2021 (in thousands):

Years ending December 31,	Amount
2021 (remaining nine months)	$6,505
2022	7,385
2023	4,572
2024	3,925
2025	4,043
Thereafter	21,325
Total minimum lease payments	47,755
Less: amount of lease payments representing interest	(8,194)
Present value of future minimum lease payments	39,561
Less: current obligations under leases	(7,026)
Long-term lease obligations	$32,535
As of March 31, 2021, the weighted-average remaining lease term for the Company’s operating leases was 8.1 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 4.3%.
Operating lease costs included in research and development and selling, general and administrative costs on the condensed consolidated statements of operations were $1.9 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $2.1 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively.

10. Convertible Notes
The Company’s convertible notes are shown in the following table:

	As of
(In thousands)	March 31, 2021	December 31, 2020
2023 Notes	$172,500	$172,500
Unamortized discount — 2023 Notes	(13,671)	(15,420)
Unamortized debt issuance costs — 2023 Notes	(924)	(1,049)
Total convertible notes	157,905	156,031
Less current portion	—	—
Total long-term convertible notes	$157,905	$156,031
Interest expense related to the notes for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
2023 Notes coupon interest at a rate of 1.375%	$593	$593
2023 Notes amortization of discount and debt issuance cost at an additional effective interest rate of 4.9%	1,874	1,773
Total interest expense on convertible notes	$2,467	$2,366

11. Commitments and Contingencies
As of March 31, 2021, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2021	2022	2023	2024	2025
Contractual obligations (1) (2)
Software licenses (3)	$15,820	$9,391	$6,429	$—	$—	$—
Acquisition retention bonuses (4)	6,370	3,370	3,000	—	—	—
Convertible notes	172,500	—	—	172,500	—	—
Interest payments related to convertible notes	4,750	1,186	2,372	1,192	—	—
Total	$199,440	$13,947	$11,801	$173,692	$—	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $27.1 million including $23.8 million recorded as a reduction of long-term deferred tax assets and $3.3 million in long-term income taxes payable as of March 31, 2021. As noted below in Note 14, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
(2)    For the Company’s lease commitments as of March 31, 2021, refer to Note 9, “Leases.”
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
Indemnifications
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this is not always possible. The fair value of the liability as of March 31, 2021 and December 31, 2020 was not material.

12. Equity Incentive Plans and Stock-Based Compensation
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2020	12,412,320
Stock options forfeited	45,644
Nonvested equity stock and stock units granted (1) (2)	(3,156,609)
Nonvested equity stock and stock units forfeited (1)	934,842
Total shares available for grant as of March 31, 2021	10,236,197
_________________________________________
(1)    For purposes of determining the number of shares available for grant under the 2015 Equity Incentive Plan (the “2015 Plan”) against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.
(2)    Amount includes approximately 0.4 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in the first quarter of 2021 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.

General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the three months ended March 31, 2021 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2021.

	Options Outstanding
(In thousands, except per share amounts and years)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	964,211	$11.08
Options granted	—	$—
Options exercised	(81,713)	$11.17
Options forfeited	(45,644)	$15.03
Outstanding as of March 31, 2021	836,854	$10.86	4.6	$7,181
Vested or expected to vest at March 31, 2021	836,375	$10.86	4.6	$7,178
Options exercisable at March 31, 2021	732,117	$10.55	4.2	$6,507
Employee Stock Purchase Plan
No purchases were made under the 2015 Employee Stock Purchase Plan (“2015 ESPP”) during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, approximately 3.2 million shares under the 2015 ESPP remained available for issuance.
Stock-Based Compensation
For the three months ended March 31, 2021 and 2020, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
There were no stock options granted during the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense related to stock options of $0.1 million each in both periods.
As of March 31, 2021, there was $0.9 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Employee Stock Purchase Plan
For the three months ended March 31, 2021 and 2020, the Company recorded compensation expense related to the 2015 ESPP of $0.5 million each in both periods. As of March 31, 2021, there was $0.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three months ended March 31, 2021, the Company granted nonvested equity stock units totaling approximately 1.9 million shares. During the three months ended March 31, 2020, the Company granted nonvested equity stock units totaling approximately 1.7 million shares. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three months ended March 31, 2021, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $38.5 million. For the three months ended March 31, 2020, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $27.6 million. During the first quarters of 2021 and 2020, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the three months ended March 31, 2021, the Company recorded stock-based compensation expense of approximately $5.9 million related to all outstanding nonvested equity stock grants. For the three months ended March 31, 2020, the Company recorded stock-based compensation expense of approximately $5.4 million related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $56.2 million at March 31, 2021. This amount is expected to be recognized over a weighted-average period of 2.6 years.
The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2021:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2020	4,851,265	$12.82
Granted	1,856,124	$20.75
Vested	(1,139,592)	$12.46
Forfeited	(438,579)	$14.85
Nonvested at March 31, 2021	5,129,218	$15.59

13.  Stockholders’ Equity
Share Repurchase Programs
On October 29, 2020, the Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the three months ended March 31, 2021, the Company did not repurchase any shares of its common stock under the 2020 Repurchase Program.
On November 11, 2020, the Company entered into an accelerated share repurchase program with Deutsche Bank AG, London Branch as counterparty, through its agent Deutsche Bank Securities Inc. (“Deutsche Bank”) (the “2020 ASR Program”). The 2020 ASR Program was part of the share repurchase program previously authorized by the Company’s Board on October 29, 2020. Under the 2020 ASR Program, the Company pre-paid to Deutsche Bank the $50.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 2.6 million shares of its common stock from Deutsche Bank in the fourth quarter of 2020, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock.
The number of shares to be ultimately purchased by the Company will be determined based on the volume-weighted-average price of the common stock during the term of the transaction, minus an agreed upon discount between the parties. The 2020 ASR Program is expected to be completed within six months from the beginning of the program. During the three months ended March 31, 2021, the Company did not repurchase any shares of its common stock under the 2020 ASR Program.
As of March 31, 2021, there remained an outstanding authorization to repurchase approximately 17.4 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.
The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

14. Income Taxes
The Company recorded a provision for (benefit from) income taxes of $(0.5) million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. The benefit from income taxes for the three months ended March 31, 2021 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2021 and indefinite-lived intangible tax amortization expense. The provision for income taxes for the three months ended March 31, 2020 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the projected annual effective tax rate for the foreign jurisdictions for 2020 and indefinite-lived intangible tax amortization expense.
During the three months ended March 31, 2021 and 2020, the Company paid withholding taxes of $5.4 million and $4.4 million, respectively.
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
As of March 31, 2021, the Company had approximately $140.1 million of unrecognized tax benefits, including $23.8 million recorded as a reduction of long-term deferred tax assets, $113.0 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea (Korea), and $3.3 million recorded in long-term income taxes payable. If recognized, $3.3 million would be recorded as an income tax benefit. As a result of recent court rulings in Korea, the Company has determined that they may be entitled to refund claims for foreign taxes previously withheld from licensees in Korea. The Company recognizes that there are numerous risks and uncertainties associated with the ultimate collection of this refund, and has therefore maintained an offsetting reserve for the entire amount of refundable withholding taxes previously withheld in Korea. As of December 31, 2020, the Company had $134.0 million of unrecognized tax benefits, including $23.6 million recorded as a reduction of long-term deferred tax assets, $109 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $1.9 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At March 31, 2021 and December 31, 2020, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India, the U.K., the Netherlands and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2016 and forward. The California returns are subject to examination from 2010 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ending March 2012 and forward. The Company is currently under examination by California for the 2010, 2011, 2016 and 2018 tax years, and by New York for the 2017 through 2019 tax years. The Company’s India subsidiary is under examination by the Indian tax administration for tax years beginning with 2011, except for 2014, which was assessed in the Company’s favor. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.
Additionally, the Company’s future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of its deferred tax assets and liabilities or by changes in tax laws or interpretations of those laws.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The CARES Act includes a number of federal income tax law changes, including, but not limited to (1) permitting net operating loss carrybacks to offset 100% of taxable income for taxable years beginning before 2021, (2) accelerating alternative minimum tax credit refunds, (3) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (4) providing a technical correction for depreciation related to qualified improvement property. The CARES Act did not have a material impact on the Company’s condensed consolidated financial statements.

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

16. Restructuring Charges
2020 Restructuring Plan
In November 2020, the Company initiated a restructuring plan to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2020 Restructuring Plan”). In connection with this restructuring plan, the Company initiated a plan of termination resulting in a reduction of approximately 70 employees. During the three months ended March 31, 2021, the Company recorded additional charges of approximately $0.4 million related primarily to the reduction in workforce. As of March 31, 2021, the Company’s accrued restructuring balance was approximately $0.1 million. The 2020 Restructuring Plan is expected to be substantially completed in the second quarter of 2021.
2019 Restructuring Plan
In June 2019, the Company initiated a restructuring plan to reduce overall expenses to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2019 Restructuring Plan”). In connection with the 2019 Restructuring Plan, the Company initiated a plan of termination resulting in a reduction of approximately 80 employees. During 2020, the Company recorded a charge of approximately $0.8 million related to the reduction in workforce. The 2019 Plan was substantially completed in the second quarter of 2020.

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
Rambus is a trademark of Rambus Inc. Other trademarks that may be mentioned in this quarterly report on Form 10-Q are the property of their respective owners.
The following information has been adjusted to reflect the restatement of our consolidated financial statements for the three months ended March 31, 2020 as described in Note 1, “Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Executive Summary
We had a strong quarter, delivering at the high end of our revenue and profitability targets. Our product revenue is up 41% quarter-over-quarter, consisting primarily of our memory interface chips.
Key 2021 first quarter financial results included:
•Revenue of $70.4 million;
•Operating expenses of $56.5 million; and
•Net cash provided by operating activities of approximately $39.5 million.

Business Overview
Rambus produces products and innovations that address the fundamental challenges of accelerating data. We make industry-leading chips and silicon IP that enable critical performance improvements for data center and other growing markets. The ongoing shift to the cloud, along with the widespread advancement of AI across the data center, 5G, automotive and IoT, has led to exponential growth in data usage and tremendous demands on data infrastructure. Creating fast and safe connections, both in and across systems, remains one of the most mission-critical design challenges limiting performance in advanced hardware for these markets.
As an industry pioneer with over 30 years of advanced semiconductor experience in interconnect technologies, Rambus is ideally positioned to address the challenges of moving and protecting data. We are a leader in high-performance memory subsystems, providing chips, silicon IP and innovations that maximize the performance and security in data-intensive systems. Whether in the cloud, at the edge or in your hand, real-time and immersive applications depend on data throughput and integrity. Rambus products and innovations deliver the increased bandwidth, capacity and security required to meet the world’s data needs and drive ever-greater end-user experiences.
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
Revenue Sources
The Company’s consolidated revenue is comprised of product revenue, contract and other revenue and royalties.
Product revenue consists primarily of memory interface chips and is a significant and growing segment of the business. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 44% of our consolidated revenue for the three months ended March 31, 2021, as compared to 47% for the three months ended March 31, 2020.

Contract and other revenue consists primarily of Silicon IP, which is comprised our high-speed interface and security IP. Revenue sources under contract and other include our IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 15% of our consolidated revenue for the three months ended March 31, 2021, as compared to 21% for the three months ended March 31, 2020.
Royalty revenue is derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in term up to ten years and define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Broadcom, Cisco, CXMT, IBM, Infineon, Kioxia, Marvell, Mediatek, Micron, Nanya, NVIDIA, Panasonic, Phison, Qualcomm, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, Winbond, and Xilinx have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Revenues from royalties accounted for 41% of our consolidated revenue for the three months ended March 31, 2021, as compared to 33% for the three months ended March 31, 2020.
Costs and Expenses
Cost of product revenue for the three months ended March 31, 2021 increased approximately $1.1 million as compared to the same period in 2020. The increase was primarily due to increased cost of sales associated with our memory interface chips.
Cost of contract and other revenue for the three months ended March 31, 2021 increased slightly by approximately $0.4 million as compared to the same period in 2020.
Research and development expenses continue to play a key role in our efforts to drive our product innovations. Our research and development expenses for the three months ended March 31, 2021 decreased $4.3 million as compared to the same period in 2020 primarily due to decreased headcount related expenses of $1.1 million, facilities costs of $0.8 million, retention bonus expense related to acquisitions of $0.7 million, prototyping costs of $0.6 million, engineering development tool costs of $0.5 million, allocated information technology costs of $0.4 million, legal patent costs of $0.2 million, travel costs of $0.2 million and consulting costs of $0.2 million, offset by increased bonus expense of $0.5 million.
Sales, general and administrative expenses for the three months ended March 31, 2021 increased $0.3 million as compared to the same period in 2020, primarily due to increased consulting, legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters, and stock-based compensation expense of $0.3 million, offset by decreased facilities costs of $0.7 million, headcount related expenses of $0.5 million, other accounting costs of $0.4 million, depreciation expense of $0.4 million, equipment maintenance costs of $0.3 million, travel costs of $0.3 million and other consulting costs of $0.3 million.
Intellectual Property
As of March 31, 2021, our semiconductor, security, and other technologies are covered by 2,418 U.S. and foreign patents. Additionally, we have 585 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.
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
We have a high degree of revenue concentration. Our top five customers represented approximately 59% of our revenue for the three months ended March 31, 2021 as compared to 53% for the three months ended March 31, 2020. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation, and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 34% of our total revenue for the three months ended March 31, 2021 as compared to 47% for the three months ended March 31, 2020. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2021	2020 (As Restated)
Revenue:
Product revenue	43.7%	46.7%
Royalties	41.0%	32.7%
Contract and other revenue	15.3%	20.6%
Total revenue	100.0%	100.0%
Cost of revenue:
Cost of product revenue	16.2%	15.7%
Cost of contract and other revenue	2.2%	1.8%
Amortization of acquired intangible assets	6.2%	6.6%
Total cost of revenue	24.6%	24.1%
Gross profit	75.4%	75.9%
Operating expenses:
Research and development	46.0%	55.7%
Sales, general and administrative	33.5%	35.4%
Amortization of acquired intangible assets	0.3%	0.5%
Restructuring charges	0.5%	1.3%
Change in fair value of earn-out liability	—%	(2.7)%
Total operating expenses	80.3%	90.2%
Operating loss	(4.9)%	(14.3)%
Interest income and other income (expense), net	4.2%	9.8%
Interest expense	(3.7)%	(3.9)%
Interest and other income (expense), net	0.5%	5.9%
Loss before income taxes	(4.4)%	(8.4)%
Provision for (benefit from) income taxes	(0.7)%	1.5%
Net loss	(3.7)%	(9.9)%

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2021	2020 (As Restated)	Percentage
Total Revenue:
Product revenue	$30.8	$30.7	0.2%
Royalties	28.9	21.5	34.3%
Contract and other revenue	10.7	13.6	(20.8)%
Total revenue	$70.4	$65.8	7.0%
Product Revenue
Product revenue consists of revenue from the sale of memory and security products. Product revenue increased approximately $0.1 million to $30.8 million for the three months ended March 31, 2021 from $30.7 million for the same period in 2020. The increase was due to higher sales of our memory interface chips.
We believe that product revenue will continue to increase in 2021 as compared to 2020, mainly from the sale of our memory interface chips. Our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers and our ability to meet our customers’ demands.

Royalties
Our royalties, which include patent and technology license royalties, increased approximately $7.4 million to $28.9 million for the three months ended March 31, 2021 from $21.5 million for the same period in 2020. The increase was primarily due to the timing of renewals and the related structure of architecture license agreements, which include both fixed and variable components.
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
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development projects. Contract and other revenue decreased approximately $2.9 million to $10.7 million for the three months ended March 31, 2021 from $13.6 million for the same period in 2020. The decrease was primarily due to lower revenue associated with our Silicon IP offerings.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.
Cost of Product Revenue

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2021	2020	Percentage
Cost of product revenue	$11.4	$10.3	10.3%
Cost of product revenue increased approximately $1.1 million to $11.4 million for the three months ended March 31, 2021 from $10.3 million for the same period in 2020. The increase was primarily due to increased cost of sales associated with higher sales of memory interface chips.
In the near term, we expect costs of product revenue to be higher as we expect higher sales of our various products in 2021 as compared to 2020.
Cost of Contract and Other Revenue

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2021	2020	Percentage
Cost of contract and other revenue	$1.6	$1.2	29.9%
Cost of contract and other revenue for the three months ended March 31, 2021 increased slightly by approximately $0.4 million as compared to the same period in 2020.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.
Research and Development Expenses

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2021	2020	Percentage
Research and development expenses:
Research and development expenses	$29.8	$34.1	(12.6)%
Stock-based compensation	2.6	2.6	—%
Total research and development expenses	$32.4	$36.7	(11.8)%
Total research and development expenses decreased $4.3 million for the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to decreased headcount related expenses of $1.1 million, facilities costs of $0.8 million, retention bonus expense related to acquisitions of $0.7 million, prototyping costs of $0.6 million, engineering development tool costs of $0.5 million, allocated information technology costs of $0.4 million, legal patent costs of $0.2 million, travel costs of $0.2 million and consulting costs of $0.2 million, offset by increased bonus expense of $0.5 million.
In the near term, we expect research and development expenses to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, General and Administrative Expenses

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2021	2020 (As Restated)	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses	$19.8	$19.8	—%
Stock-based compensation	3.8	3.5	10.2%
Total sales, general and administrative expenses	$23.6	$23.3	1.1%
Total sales, general and administrative expenses increased $0.3 million for the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to increased consulting, legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters, and stock-based compensation expense of $0.3 million, offset by decreased facilities costs of $0.7 million, headcount related expenses of $0.5 million, other accounting costs of $0.4 million, depreciation expense of $0.4 million, equipment maintenance costs of $0.3 million, travel costs of $0.3 million and other consulting costs of $0.3 million.
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
Amortization of Acquired Intangible Assets

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2021	2020	Percentage
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$4.4	$4.3	1.0%
Amortization of acquired intangible assets included in total operating expenses	0.2	0.4	(34.2)%
Total amortization of acquired intangible assets	$4.6	$4.7	(1.6)%
Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the three months ended March 31, 2021 decreased approximately $0.1 million as compared to the same period in 2020. The decrease was primarily due to certain intangible assets being fully amortized.
Restructuring Charges

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2021	2020	Percentage
Restructuring charges	$0.4	$0.8	(56.0)%
In November 2020, we initiated a restructuring plan to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2020 Restructuring Plan”). During the three months ended March 31, 2021, we recorded additional restructuring charges of $0.4 million, primarily related to headcount costs.
Refer to Note 16, “Restructuring Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Change in Fair Value of Earn-Out Liability

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2021	2020	Percentage
Change in fair value of earn-out liability	$—	$(1.8)	(100.0)%
During the first quarter of 2020, we recorded a reduction in the fair value of the earn-out liability related to the 2019 asset purchase agreement to acquire the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure, based on its then-current fair value in light of the likely achievement of the specified performance milestones, resulting in a gain on our condensed consolidated statements of operations.
Interest and Other Income (Expense), Net

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2021	2020 (As Restated)	Percentage
Interest income and other income (expense), net	$3.0	$6.4	(53.7)%
Interest expense	(2.6)	(2.6)	—%
Interest and other income (expense), net	$0.4	$3.8	(90.6)%
Interest income and other income (expense), net, consists primarily of interest income of $2.8 million for the three months ended March 31, 2021 due to the significant financing component of licensing agreements. Interest income and other income (expense), net, also includes interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
Interest expense primarily consists of interest expense associated with the non-cash interest expense related to the amortization of the debt discount and issuance costs on the 1.375% convertible senior notes due 2023 (the “2023 Notes”), as well as the coupon interest related to these notes. We expect our non-cash interest expense to increase steadily as the notes reach maturity.
Provision for (Benefit from) Income Taxes

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2021	2020 (As Restated)	Percentage
Provision for (benefit from) income taxes	$(0.5)	$1.0	NM*
Effective tax rate	16.1%	(17.3)%
_____________________________________
*    NM — percentage is not meaningful
The benefit from income taxes reported for the three months ended March 31, 2021 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2021 and indefinite-lived intangible tax amortization expense. Our income tax provision for (benefit from) the three months ended March 31, 2021 and 2020 reflected an effective tax rate of 16.1% and (17.3)%, respectively. Our effective tax rate for the three months ended March 31, 2021 differed from the statutory rate primarily due to foreign tax credits and the full valuation allowance against U.S. deferred tax assets. Our effective tax rate for the three months ended March 31, 2020 differed from the statutory rate primarily due to foreign tax credits and the full valuation allowance against U.S. deferred tax assets.
We recorded a provision for (benefit from) income taxes of $(0.5) million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, we paid withholding taxes of $5.4 million and $4.4 million, respectively.
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

Liquidity and Capital Resources

	As of
(In millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$109.6	$129.0
Marketable securities	419.5	373.6
Total cash, cash equivalents, and marketable securities	$529.1	$502.6

	Three Months Ended
	March 31,
(In millions)	2021	2020 (As Restated)
Net cash provided by operating activities	$39.5	$37.3
Net cash provided by (used in) investing activities	$(48.5)	$42.2
Net cash used in financing activities	$(10.3)	$(5.8)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the three months ended March 31, 2021 were funded primarily from cash collected from our customers.
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
On November 11, 2020, we entered into the 2020 ASR Program with Deutsche Bank. The 2020 ASR Program was part of the 2020 Repurchase Program. Under the 2020 ASR Program, we pre-paid to Deutsche Bank the $50.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 2.6 million shares of our common stock from Deutsche Bank in the fourth quarter of 2020, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock.
As of March 31, 2021, there remained an outstanding authorization to repurchase approximately 17.4 million shares of our outstanding common stock under the 2020 Repurchase Program. Refer to “Share Repurchase Program” below.
Operating Activities
Cash provided by operating activities of $39.5 million for the three months ended March 31, 2021 was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the three months ended March 31, 2021 primarily included decreases in unbilled receivables, inventories, prepaids and other current assets, and an increase in deferred revenue, offset by increases in accounts receivable as well as decreases in accrued salaries and benefits and income taxes payable.
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
Investing Activities
Cash used in investing activities of $48.5 million for the three months ended March 31, 2021 consisted of purchases of available-for-sale marketable securities of $159.8 million and $3.5 million paid to acquire property, plant and equipment, offset by proceeds from the maturities and sale of available-for-sale marketable securities of $106.5 million and $8.3 million, respectively.
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
Financing Activities
Cash used in financing activities of $10.3 million for the three months ended March 31, 2021 was primarily due to $8.1 million in payments of taxes on restricted stock units and $3.1 million in payments under installment payment arrangements to acquire fixed assets, offset by $0.9 million in proceeds from the issuance of common stock under equity incentive plans.
Cash used in financing activities of $5.8 million for the three months ended March 31, 2020 was primarily due to $7.2 million in payments of taxes on restricted stock units and $2.6 million in payments under installment payment arrangements to acquire fixed assets, offset by $4.0 million in proceeds from the issuance of common stock under equity incentive plans.

Contractual Obligations
As of March 31, 2021, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2021	2022	2023	2024	2025
Contractual obligations (1) (2)
Software licenses (3)	$15,820	$9,391	$6,429	$—	$—	$—
Acquisition retention bonuses (4)	6,370	3,370	3,000	—	—	—
Convertible notes	172,500	—	—	172,500	—	—
Interest payments related to convertible notes	4,750	1,186	2,372	1,192	—	—
Total	$199,440	$13,947	$11,801	$173,692	$—	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $27.1 million including $23.8 million recorded as a reduction of long-term deferred tax assets and $3.3 million in long-term income taxes payable as of March 31, 2021. As noted in Note 14, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.
(2)    For our lease commitments as of March 31, 2021, refer to Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
(3)    We have commitments with various software vendors for agreements generally having terms longer than one year.
(4)    In connection with the acquisitions of Northwest Logic in the third quarter of 2019 and the Secure Silicon IP and Protocols business in the fourth quarter of 2019, we are obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.

Share Repurchase Program
On October 29, 2020, our Board approved the 2020 Repurchase Program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the three months ended March 31, 2021, we did not repurchase any shares of our common stock under the 2020 Repurchase Program.
On November 11, 2020, we entered into the 2020 ASR Program with Deutsche Bank. The 2020 ASR Program was part of the 2020 Repurchase Program. Under the 2020 ASR Program, we pre-paid to Deutsche Bank the $50.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 2.6 million shares of our common stock from Deutsche Bank in the fourth quarter of 2020, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock.
The number of shares to be ultimately purchased by us will be determined based on the volume-weighted-average price of the common stock during the term of the transaction, minus an agreed upon discount between the parties. The 2020 ASR Program is expected to be completed within six months from the beginning of the program. During the three months ended March 31, 2021, we did not repurchase any shares of our common stock under the 2020 ASR Program.
As of March 31, 2021, there remained an outstanding authorization to repurchase approximately 17.4 million shares of our outstanding common stock under the 2020 Repurchase Program.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) goodwill, (3) intangible assets, (4) income taxes, (5) stock-based compensation and (6) business combinations. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K/A for the year ended December 31, 2020.

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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss, similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of March 31, 2021, we had an investment portfolio of fixed income marketable securities of $466.2 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of March 31, 2021, the fair value of the portfolio would decline by approximately $2.4 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the Netherlands and the United Kingdom, design centers in Canada, India and Finland and small business development offices in Australia, China, Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of March 31, 2021, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to a previously reported material weakness in our internal control over financial reporting.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 due to the inadequate design and maintenance of controls to evaluate and monitor the accounting for patent and technology licensing arrangements with unusual contract terms. This material weakness resulted in a material misstatement of historical consolidated financial statements and could result in a misstatement of the royalties revenue, unbilled receivables and interest income account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control Over Financial Reporting
We have taken remediation steps to address the material weakness discussed above to strengthen our internal control over financial reporting. These include enhancement of our existing contract review control for patent and technology licensing arrangements with unusual terms to require review of the facts as summarized in the contract review analysis by legal and the licensing group to confirm appropriate understanding of the terms by the revenue recognition team as well as implementation of a new control designed to evaluate and monitor, at inception and on a quarterly basis, the accounting assessment of patent and technology licensing arrangements with unusual terms.
However, the identified material weakness in internal control over financial reporting will not be considered remediated until controls have been in operation for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting. As we continue to evaluate and improve our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify certain of the remediation measures described above.

Other than the items described above, there have not been any changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our business and operations could suffer in the event of security breaches and incidents.
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
•We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2020 and March 31, 2021, which resulted in a restatement of our 2020 and 2019 consolidated financial statements included in our Form 10-K for the year ended December 31, 2020 and our March 31, 2020 condensed consolidated financial statements included in our Form 10-Q for the quarterly period ended March 31, 2021. The quarterly periods ended June 30, 2020 and September 30, 2020 will be restated in the respective 2021 Form 10-Q. In the future we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
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
•Unanticipated changes in our tax rates or in the tax laws, treaties and regulations could expose us to additional income tax liabilities, which could affect our operating results and financial condition.

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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 59% and 53% of our revenue for the three months ended March 31, 2021 and 2020, respectively. Additionally, our top five customers represented approximately 46% and 45% of our revenues for the years ended December 31, 2020 and 2019, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
Our business and operations could suffer in the event of security breaches and incidents.
Attempts by others to gain unauthorized access to and disrupt our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, may include covertly introducing malware to our computers and networks and impersonating authorized users, phishing attempts and other forms of social engineering, employee or contractor malfeasance, denial of service attacks and ransomware attacks, among others. We seek to detect and investigate all security incidents impacting our systems and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. We also utilize third-party service providers to host, transmit or otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications. We and/or our third-party service providers have faced and may continue to face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures may be subject to breaches or intrusions due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, including social engineering and employee and contractor error or malfeasance, and, as a result, an unauthorized party may obtain access to our systems, networks, or data, including IP and confidential business information of ourselves and our customers. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. We and our service providers may face difficulties or delays in identifying or responding to any actual or perceived security breach or incident. While we have not identified any material incidents of unauthorized access to date, the theft or other unauthorized acquisition of, unauthorized use or publication of, or access to our IP and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any future security breach results in inappropriate access to, or loss, corruption, acquisition or disclosure of our or our customers’ confidential information or any personally-identifiable information we or our third-party service providers maintain, including that of our employees, we could suffer a loss of intellectual property or loss of data, may be subject to claims, liability and proceedings, and may incur liability and otherwise suffer financial harm.
Any actual, alleged or perceived breach of security in our systems or networks, or any other actual, alleged or perceived data security incident we or our third-party service providers suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, harm to our market position, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, claims, litigation, proceedings and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification or other legal obligations resulting from any security incidents. Any of these negative outcomes could result in substantial costs and diversion of resources, distract management and technical personnel, adversely impact our sales and reputation and seriously harm our business or operating results.
Although we maintain insurance coverage that may cover certain liabilities in connection with some security breaches and other security incidents, we cannot be certain our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
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
We prepare our financial statements in accordance with accounting principles generally accepted in the United States and these principles are subject to interpretation by the SEC and various bodies. A change in these principles or application guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For instance, we adopted ASC 842, the New Leasing Standard, effective for us on January 1, 2019, using the alternative transition method and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2019. We also adopted ASC 606, the New Revenue Standard, effective for us on January 1, 2018, on a modified retrospective basis, with a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2018. The New Revenue Standard materially impacted the timing of revenue recognition for our fixed-fee IP licensing arrangements (including certain fixed-fee agreements that license our existing IP portfolio as well as IP added to our portfolio during the license term) as a majority of such revenue would be recognized at inception of the license term (as opposed to over time as is the case under prior U.S. GAAP), and we are required to compute and recognize interest income over time for certain licensing arrangements as control over the IP generally transfers significantly in advance of cash being received from customers. The impact of the adoption of the New Revenue Standard did not have a material impact on our other revenue streams. We also have enhanced the form and content of some of our guidance metrics that we provide following implementation of the New Revenue Standard. We expect that any change to current revenue recognition practices may significantly increase volatility in our quarterly revenue, financial results and trends, and may impact our stock price.
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
For the three months ended March 31, 2021 and 2020, revenues received from our international customers constituted approximately 34% and 47%, respectively, of our total revenue. Additionally, for the years ended December 31, 2020 and 2019, revenues received from our international customers constituted approximately 44% and 41%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
Trade-related government actions, whether implemented by the U.S. government, China or other countries, that impose barriers or restrictions that would impact our ability to sell or ship products to certain customers may have a negative impact on our financial condition and results of operations. We cannot predict the actions government entities may take in this context and may be unable to quickly offset or effectively react to government actions that restrict our ability to sell to certain customers or in certain jurisdictions. Government actions that affect our customers’ ability to sell products or access critical elements of their supply chains may result in a decreased demand for their products, which may consequently reduce their demand for our products.
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
We are subject to a variety of laws and regulations in the United States, the European Union and other countries that involve, for example, user privacy, data protection and security, content and consumer protection. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, in 2016, a new EU data protection regime, the General Data Protection Regulation (“GDPR”) was adopted, with it fully effective on May 25, 2018, and California enacted the California Consumer Privacy Act as of January 1, 2020 (“CCPA”). Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA significantly modifies the CCPA when it becomes effective in most material respects on January 1, 2023. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA and legislation proposed in other states. The GDPR and CCPA, and new and evolving laws such as the CPRA, CDPA and other future changes in laws or regulations relating to privacy, data protection and information security may require us to modify our existing practices with respect to the collection, use and disclosure of data. In particular, the GDPR provides for significant penalties in the case of non-compliance of up to €20 million or four percent of worldwide annual revenues, whichever is greater. The GDPR, CCPA, CPRA, CDPA and other existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs and subject us to claims or other remedies.
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

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2020 and March 31, 2021, which resulted in a restatement of our 2020 and 2019 consolidated financial statements included in our Form 10-K for the year ended December 31, 2020 and our March 31, 2020 condensed consolidated financial statements included in our Form 10-Q for the quarterly period ended March 31, 2021. The quarterly periods ended June 30, 2020 and September 30, 2020 will be restated in the respective 2021 Form 10-Q. In the future we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting and our disclosure controls and procedures as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In Management’s Report on Internal Control over Financial Reporting included in our Original Form 10-K for the year ended December 31, 2020, our management initially concluded that we maintained effective internal control over financial reporting as of December 31, 2020. Our management subsequently concluded that a material weakness existed and our disclosure controls and procedures were not effective as of December 31, 2020. During the quarter ending March 31, 2021, we determined that a portion of revenue under a single customer agreement that had not yet been recognized should have been recognized beginning in the third quarter of 2019. As a result, we determined that a material misstatement of the financial statements had occurred, which required a restatement of the 2019 and 2020 financial statements included in our Form 10-K for the year ended December 31, 2020 and our Form 10-Qs for the quarterly periods ended September 30, 2019 through September 30, 2020. This was due to the inadequate design and maintenance of controls to evaluate and monitor the accounting for patent and technology licensing contracts with unusual contract terms. Additionally, this control deficiency could result in a misstatement of the revenue, unbilled receivables and interest income account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness, and as a result, management concluded that, as of December 31, 2020, our internal control over financial reporting were not effective based on the criteria in Internal Control — Integrated Framework (2013) issued by the COSO, and our disclosure controls and procedures were not effective. Management subsequently restated its determinations related to our internal control over financial reporting and disclosure controls and procedures as of December 31, 2020 to reflect that both were ineffective.
Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness and improve our internal control over financial reporting and disclosure controls and procedures. The remediation plan includes enhancement of our existing contract review control for revenue arrangements with unusual terms to require review of the facts as summarized in the contract review analysis by legal and the licensing group to confirm appropriate understanding of the terms by the revenue recognition team, as well as implementation of a new control designed to evaluate and monitor, at inception and on a quarterly basis, the accounting assessment of revenue contracts with unusual terms. If we are not successful in our remediation efforts and do not improve our internal control over financial reporting and disclosure controls and procedures, we may have future material misstatements in our periodic reports, which could lead to the discovery of additional material weaknesses, require restatement of our previously filed financial statements, cause us to fail to meet our reporting obligations and adversely impact our results of operations. Additionally, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
If we are not able to comply with the requirements of the Sarbanes-Oxley Act or if we are unable to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to produce timely and accurate financial statements or guarantee that information required to be disclosed by us in the reports that we file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Any failure of our internal control over financial reporting or disclosure controls and procedures could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.
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
In addition, our patents will continue to expire according to their terms, with expected expiration dates ranging from 2021 to 2040. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.
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
General Risk Factors
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
Unanticipated changes in our tax rates or in the tax laws, treaties and regulations could expose us to additional income tax liabilities, which could affect our operating results and financial condition.
We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, rates, treaties and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals and certain non-deductible expenses. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision, and we are currently undergoing such audits of certain of our tax returns. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions, which could affect our operating results.

Recently, in the United States, the Biden administration proposed to increase the U.S. corporate income tax rate from 21% to 28%, increase U.S. taxation of international business operations and impose a global minimum tax. Many countries and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1	Form of Indemnification Agreement.

10.2(1)	Letter agreement dated as of March 12, 2021, among Rambus Inc. and Barington Companies Equity Partners, L.P. and certain other parties.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
(1)    Incorporated by reference to the Form 8-K filed on March 16, 2021, with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	May 7, 2021	By:	/s/ Rahul Mathur
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)