Form 10-Q
period 2021-06-30
RAMBUS INC
filed 2021-08-06
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 108,897,295 as of June 30, 2021.

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
•Manufacturing, shipping and supply partners, supply chain availability and/or sale and distribution channels;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	June 30, 2021	December 31, 2020 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$204,731	$128,967
Marketable securities	272,382	373,682
Accounts receivable	38,730	27,903
Unbilled receivables	144,546	138,813
Inventories	8,052	14,466
Prepaids and other current assets	10,544	15,881
Total current assets	678,985	699,712
Intangible assets, net	27,203	36,487
Goodwill	183,222	183,222
Property, plant and equipment, net	50,058	57,693
Operating lease right-of-use assets	25,801	28,708
Deferred tax assets	3,907	4,353
Unbilled receivables	179,503	236,699
Other assets	4,306	4,535
Total assets	$1,152,985	$1,251,409
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,975	$8,993
Accrued salaries and benefits	15,878	23,326
Deferred revenue	12,299	10,198
Income taxes payable	19,754	20,064
Operating lease liabilities	6,722	4,724
Other current liabilities	17,798	18,559
Total current liabilities	81,426	85,864
Convertible notes	159,806	156,031
Long-term operating lease liabilities	31,104	34,305
Long-term income taxes payable	31,853	41,333
Deferred tax liabilities	15,147	14,276
Other long-term liabilities	3,061	6,894
Total liabilities	322,397	338,703
Commitments and contingencies (Notes 9, 11 and 15)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at June 30, 2021 and December 31, 2020	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 108,897,295 shares at June 30, 2021 and 111,697,994 shares at December 31, 2020	109	112
Additional paid-in capital	1,257,075	1,270,426
Accumulated deficit	(426,413)	(357,751)
Accumulated other comprehensive loss	(183)	(81)
Total stockholders’ equity	830,588	912,706
Total liabilities and stockholders’ equity	$1,152,985	$1,251,409
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2021	2020 (As Restated)	2021	2020 (As Restated)
Revenue:
Product revenue	$31,170	$31,725	$61,951	$62,453
Royalties	41,910	18,744	70,769	40,226
Contract and other revenue	11,779	11,248	22,521	24,815
Total revenue	84,859	61,717	155,241	127,494
Cost of revenue:
Cost of product revenue	11,422	10,277	22,832	20,620
Cost of contract and other revenue	1,017	1,535	2,573	2,733
Amortization of acquired intangible assets	4,439	4,336	8,825	8,680
Total cost of revenue	16,878	16,148	34,230	32,033
Gross profit	67,981	45,569	121,011	95,461
Operating expenses:
Research and development	31,469	34,688	63,823	71,352
Sales, general and administrative	22,184	21,721	45,746	45,027
Amortization of acquired intangible assets	229	248	458	596
Restructuring charges	—	—	368	836
Change in fair value of earn-out liability	—	—	—	(1,800)
Total operating expenses	53,882	56,657	110,395	116,011
Operating income (loss)	14,099	(11,088)	10,616	(20,550)
Interest income and other income (expense), net	2,381	4,688	5,362	11,131
Interest expense	(2,683)	(2,580)	(5,297)	(5,135)
Interest and other income (expense), net	(302)	2,108	65	5,996
Income (loss) before income taxes	13,797	(8,980)	10,681	(14,554)
Provision for income taxes	2,631	160	2,128	1,125
Net income (loss)	$11,166	$(9,140)	$8,553	$(15,679)
Net income (loss) per share:
Basic	$0.10	$(0.08)	$0.08	$(0.14)
Diluted	$0.10	$(0.08)	$0.07	$(0.14)
Weighted-average shares used in per share calculation:
Basic	112,144	113,572	112,177	113,240
Diluted	114,931	113,572	115,358	113,240
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020 (As Restated)	2021	2020 (As Restated)
Net income (loss)	$11,166	$(9,140)	$8,553	$(15,679)
Other comprehensive income (loss):
Foreign currency translation adjustment	4	2	(17)	2
Unrealized gain (loss) on marketable securities, net of tax	(54)	134	(85)	38
Total comprehensive income (loss)	$11,116	$(9,004)	$8,451	$(15,639)
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at March 31, 2021	112,505	$113	$1,269,790	$(360,364)	$(133)	$909,406
Net income	—	—	—	11,166	—	11,166
Foreign currency translation adjustment	—	—	—	—	4	4
Unrealized loss on marketable securities, net of tax	—	—	—	—	(54)	(54)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	407	—	2,836	—	—	2,836
Repurchase and retirement of common stock under repurchase program	(4,015)	(4)	(22,849)	(77,215)	—	(100,068)
Stock-based compensation	—	—	7,298	—	—	7,298
Balances at June 30, 2021	108,897	$109	$1,257,075	$(426,413)	$(183)	$830,588

	For the Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at March 31, 2020 (As Restated)	113,275	$113	$1,264,000	$(292,328)	$(188)	$971,597
Net loss (As Restated)	—	—	—	(9,140)	—	(9,140)
Foreign currency translation adjustment	—	—	—	—	2	2
Unrealized gain on marketable securities, net of tax	—	—	—	—	134	134
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	469	1	3,429	—	—	3,430
Stock-based compensation	—	—	6,707	—	—	6,707
Balances at June 30, 2020 (As Restated)	113,744	$114	$1,274,136	$(301,468)	$(52)	$972,730

	For the Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at December 31, 2020 (As Restated)	111,698	$112	$1,270,426	$(357,751)	$(81)	$912,706
Net income	—	—	—	8,553	—	8,553
Foreign currency translation adjustment	—	—	—	—	(17)	(17)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(85)	(85)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,214	1	(4,301)	—	—	(4,300)
Repurchase and retirement of common stock under repurchase program	(4,015)	(4)	(22,849)	(77,215)	—	(100,068)
Stock-based compensation	—	—	13,799	—	—	13,799
Balances at June 30, 2021	108,897	$109	$1,257,075	$(426,413)	$(183)	$830,588

	For the Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares
Balances at December 31, 2019 (As Restated)	112,131	$112	$1,261,142	$(285,789)	$(92)	$975,373
Net loss (As Restated)	—	—	—	(15,679)	—	(15,679)
Foreign currency translation adjustment	—	—	—	—	2	2
Unrealized gain on marketable securities, net of tax	—	—	—	—	38	38
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,613	2	215	—	—	217
Stock-based compensation	—	—	12,779	—	—	12,779
Balances at June 30, 2020 (As Restated)	113,744	$114	$1,274,136	$(301,468)	$(52)	$972,730
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2021	2020 (As Restated)
Cash flows from operating activities:
Net income (loss)	$8,553	$(15,679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	13,799	12,779
Depreciation	12,753	15,447
Amortization of intangible assets	9,284	9,276
Non-cash interest expense and amortization of convertible debt issuance costs	3,775	3,571
Deferred income taxes	1,317	53
Loss on equity investment	453	318
Loss on disposal of property, plant and equipment	—	2
Change in fair value of earn-out liability	—	(1,800)
Change in operating assets and liabilities:
Accounts receivable	(10,827)	8,841
Unbilled receivables	51,463	79,842
Prepaid expenses and other assets	4,688	1,726
Inventories	6,414	(1,468)
Accounts payable	1,715	1,709
Accrued salaries and benefits and other liabilities	(3,575)	(2,030)
Income taxes payable	(9,747)	(8,643)
Deferred revenue	2,190	(1,106)
Operating lease liabilities	(1,203)	(3,565)
Net cash provided by operating activities	91,052	99,273
Cash flows from investing activities:
Purchases of property, plant, and equipment	(5,267)	(12,780)
Purchases of marketable securities	(333,782)	(487,521)
Maturities of marketable securities	260,924	407,556
Proceeds from sale of marketable securities	174,546	2,496
Settlement of working capital adjustment from disposal of business	—	(1,131)
Net cash provided by (used in) investing activities	96,421	(91,380)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	4,186	7,880
Payments of taxes on restricted stock units	(8,486)	(7,663)
Payments under installment payment arrangements	(7,168)	(6,600)
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	(100,068)	—
Net cash used in financing activities	(111,536)	(6,383)
Effect of exchange rate changes on cash and cash equivalents	(168)	(419)
Net increase in cash, cash equivalents and restricted cash	75,769	1,091
Cash, cash equivalents and restricted cash at beginning of period	129,324	102,518
Cash, cash equivalents and restricted cash at end of period	$205,093	$103,609

Non-cash investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$10,720	$26,354

Reconciliation of the cash, cash equivalents and restricted cash balances as of June 30, 2021 and December 31, 2020:
	June 30, 2021	December 31, 2020
Cash and cash equivalents	$204,731	$128,967
Restricted cash	362	357
Cash, cash equivalents and restricted cash	$205,093	$129,324

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
The restatement tables below present a reconciliation from the previously reported amounts to the restated amounts (in thousands, except shares and per share amounts). The amounts originally reported were derived from the Company’s Quarterly Report on Form 10-Q for the interim period ended June 30, 2020. Certain line items in the quarterly financial data below were excluded because they were not impacted by the restatement.

	For the Three Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
Revenue:
Royalties	$16,957	$1,787	$18,744
Total revenue	59,930	1,787	61,717
Gross profit	43,782	1,787	45,569
Operating expenses:
Sales, general and administrative	21,310	411	21,721
Total operating expenses	56,246	411	56,657
Operating income (loss)	(12,464)	1,376	(11,088)
Interest income and other income (expense), net	4,597	91	4,688
Interest and other income (expense), net	2,017	91	2,108
Income (loss) before income taxes	(10,447)	1,467	(8,980)
Provision for (benefit from) income taxes	334	(174)	160
Net income (loss)	(10,781)	1,641	(9,140)
Net income (loss) per share:
Basic	$(0.09)	$0.01	$(0.08)
Diluted	$(0.09)	$0.01	$(0.08)

	For the Six Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
Revenue:
Royalties	$36,651	$3,575	$40,226
Total revenue	123,919	3,575	127,494
Gross profit	91,886	3,575	95,461
Operating expenses:
Sales, general and administrative	44,205	822	45,027
Total operating expenses	115,189	822	116,011
Operating income (loss)	(23,303)	2,753	(20,550)
Interest income and other income (expense), net	10,971	160	11,131
Interest and other income (expense), net	5,836	160	5,996
Income (loss) before income taxes	(17,467)	2,913	(14,554)
Provision for (benefit from) income taxes	1,297	(172)	1,125
Net income (loss)	(18,764)	3,085	(15,679)
Net income (loss) per share:
Basic	$(0.17)	$0.03	$(0.14)
Diluted	$(0.17)	$0.03	$(0.14)

	For the Three Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
Condensed Consolidated Statement of Comprehensive Loss
Net income (loss)	$(10,781)	$1,641	$(9,140)
Total comprehensive income (loss)	(10,645)	1,641	(9,004)

	For the Six Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
Condensed Consolidated Statement of Comprehensive Loss
Net income (loss)	$(18,764)	$3,085	$(15,679)
Total comprehensive income (loss)	(18,724)	3,085	(15,639)

	For the Three and Six Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
Condensed Consolidated Statement of Stockholders’ Equity
Net loss attributable to:
Accumulated deficit	$(309,008)	$7,540	$(301,468)
Total stockholders’ equity	965,190	7,540	972,730

	For the Six Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income (loss)	$(18,764)	$3,085	$(15,679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,625	822	15,447
Deferred income taxes	102	(49)	53
Change in operating assets and liabilities, net of effects of acquisitions:
Unbilled receivables	83,577	(3,735)	79,842
Prepaid expenses and other assets	1,849	(123)	1,726
Net cash provided by operating activities	99,273	—	99,273
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
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40).” The amendments in this ASU simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, the guidance removes the liability and equity separation models for convertible instruments. Instead, entities will account for convertible debt instruments wholly as debt unless convertible instruments contain features that require bifurcation as a derivative or that result in substantial premiums accounted for as paid-in capital. The guidance also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a retrospective or modified retrospective basis. The Company will adopt this guidance on January 1, 2022. Although the Company continues to evaluate the method of adoption and impact of this guidance on its consolidated financial statements, upon adoption the Company expects this guidance to result in a reclassification of the conversion feature balances from additional paid-in capital to debt and in a decrease of reported interest expense for its convertible notes.

3. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of June 30, 2021.

The Company’s contract balances were as follows:

	As of
(In thousands)	June 30, 2021	December 31, 2020
Unbilled receivables	$324,049	$375,512
Deferred revenue	12,651	10,461
During the six months ended June 30, 2021, the Company recognized $8.3 million of revenue that was included in the contract balances as of December 31, 2020. During the six months ended June 30, 2020, the Company recognized $9.7 million of revenue that was included in the contract balances as of December 31, 2019.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $15.0 million as of June 30, 2021, which the Company primarily expects to recognize over the next 2 years.

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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2021	2020 (As Restated)	2021	2020 (As Restated)
Net income (loss) per share:
Numerator:
Net income (loss)	$11,166	$(9,140)	$8,553	$(15,679)
Denominator:
Weighted-average shares outstanding - basic	112,144	113,572	112,177	113,240
Effect of potential dilutive common shares	2,787	—	3,181	—
Weighted-average shares outstanding - diluted	114,931	113,572	115,358	113,240
Basic net income (loss) per share	$0.10	$(0.08)	$0.08	$(0.14)
Diluted net income (loss) per share	$0.10	$(0.08)	$0.07	$(0.14)
For the three and six months ended June 30, 2020, an additional 1.7 million and 2.1 million shares, respectively, were excluded from the weighted-average dilutive shares because there was a net loss position for the periods. During the three and six months ended June 30, 2021, the Company’s stock price exceeded the 2023 Notes' conversion price of $18.93 per share, therefore approximately 0.5 million shares for each of the three and six months ended June 30, 2021, were included in the weighted-average dilutive shares. Under the treasury stock method, the cumulative dilutive effect of the 2023 Notes would be approximately 9.1 million shares. Refer to Note 10, “Convertible Notes.”

5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the six months ended June 30, 2021:

(In thousands)	As of December 31, 2020	Adjustment to Goodwill	As of June 30, 2021
Total goodwill	$183,222	$—	$183,222

	As of June 30, 2021
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$204,992	$(21,770)	$183,222
Intangible Assets, Net
The components of the Company’s intangible assets as of June 30, 2021 and December 31, 2020 were as follows:

		As of June 30, 2021
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$265,389	$(239,875)	$25,514
Customer contracts and contractual relationships	0.5 to 10 years	36,293	(34,604)	1,689
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$301,982	$(274,779)	$27,203

		As of December 31, 2020
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$263,789	$(230,950)	$32,839
Customer contracts and contractual relationships	0.5 to 10 years	36,293	(34,245)	2,048
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	1,600	—	1,600
Total intangible assets		$301,982	$(265,495)	$36,487
During the three and six months ended June 30, 2021, the Company did not purchase or sell any intangible assets.
Amortization expense for intangible assets for the three and six months ended June 30, 2021 was $4.7 million and $9.3 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2020 was $4.6 million and $9.3 million, respectively.
The estimated future amortization of intangible assets as of June 30, 2021 was as follows (in thousands):

Years Ending December 31:	Amount
2021 (remaining six months)	$5,540
2022	7,964
2023	7,260
2024	5,812
2025	520
Thereafter	107
Total intangible assets	$27,203

6. Segments and Major Customers
Operating segments are based upon Rambus’ internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of June 30, 2021, the Company has a single operating and reportable segment.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at June 30, 2021 and December 31, 2020, respectively, was as follows:

	As of
Customer	June 30, 2021	December 31, 2020
Customer 1	13%	13%
Customer 2	11%	*
Customer 3	10%	14%
Customer 4	*	11%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and six months ended June 30, 2021 and 2020, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2021	2020 (As Restated)	2021	2020 (As Restated)
Customer A	16%	15%	19%	13%
Customer B	*	18%	11%	16%
Customer C	13%	*	*	*
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period.
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020 (As Restated)	2021	2020 (As Restated)
USA	$45,541	$32,014	$91,692	$66,802
Taiwan	9,018	3,752	17,861	10,816
South Korea	2,209	701	2,597	2,521
Japan	3,826	7,943	8,414	12,574
Europe	1,187	4,944	1,633	5,682
Canada	38	31	92	543
Singapore	14,330	8,802	20,668	16,432
Asia-Other	8,710	3,530	12,284	12,124
Total	$84,859	$61,717	$155,241	$127,494

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

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of June 30, 2021
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$19,262	$19,262	$—	$—	0.03%
U.S. Government bonds and notes	64,103	64,118	1	(16)	0.08%
Corporate notes, bonds and commercial paper	208,279	208,407	12	(140)	0.20%
Total cash equivalents and marketable securities	291,644	291,787	13	(156)
Cash	185,469	185,469	—	—
Total cash, cash equivalents and marketable securities	$477,113	$477,256	$13	$(156)

	As of December 31, 2020
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$18,162	$18,162	$—	$—	0.01%
U.S. Government bonds and notes	169,633	169,670	3	(40)	0.12%
Corporate notes, bonds and commercial paper	253,391	253,412	61	(82)	0.20%
Total cash equivalents and marketable securities	441,186	441,244	64	(122)
Cash	61,463	61,463	—	—
Total cash, cash equivalents and marketable securities	$502,649	$502,707	$64	$(122)
Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	June 30, 2021	December 31, 2020
Cash equivalents	$19,262	$67,504
Short-term marketable securities	272,382	373,682
Total cash equivalents and marketable securities	291,644	441,186
Cash	185,469	61,463
Total cash, cash equivalents and marketable securities	$477,113	$502,649
The Company continues to invest in highly rated and highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020 are as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Less than 12 months
U.S. Government bonds and notes	$54,628	$70,548	$(16)	$(40)
Corporate notes, bonds and commercial paper	149,777	181,349	(140)	(82)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$204,405	$251,897	$(156)	$(122)
The gross unrealized losses at June 30, 2021 and December 31, 2020 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	June 30, 2021
Due less than one year	$196,592
Due from one year through three years	75,790
Total	$272,382
Refer to Note 8, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

8. Fair Value of Financial Instruments
The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the below pricing levels as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$19,262	$19,262	$—	$—
U.S. Government bonds and notes	64,103	—	64,103	—
Corporate notes, bonds and commercial paper	208,279	—	208,279	—
Total available-for-sale securities	$291,644	$19,262	$272,382	$—

	As of December 31, 2020
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$18,162	$18,162	$—	$—
U.S. Government bonds and notes	169,633	—	169,633	—
Corporate notes, bonds and commercial paper	253,391	—	253,391	—
Total available-for-sale securities	$441,186	$18,162	$423,024	$—
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
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of June 30, 2021, the Company’s 25.0% ownership percentage amounted to a $2.4 million equity interest in this equity investment and it was included in other assets on the accompanying consolidated balance sheets. The Company recorded immaterial amounts on its consolidated statements of operations representing its share of the investee’s loss for the six months ended June 30, 2021 and 2020.
During the three and six months ended June 30, 2021 and 2020, there were no transfers of financial instruments between different categories of fair value.

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021			As of December 31, 2020
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the “2023 Notes”)	$172,500	$159,806	$227,760	$172,500	$156,031	$194,709
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 10, “Convertible Notes,” as of June 30, 2021, the convertible notes were carried at their face value of $172.5 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximated fair value due to their short maturities.

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
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of June 30, 2021 (in thousands):

Years ending December 31,	Amount
2021 (remaining six months)	$4,330
2022	7,384
2023	4,573
2024	3,925
2025	4,043
Thereafter	21,325
Total minimum lease payments	45,580
Less: amount of lease payments representing interest	(7,754)
Present value of future minimum lease payments	37,826
Less: current obligations under leases	(6,722)
Long-term lease obligations	$31,104
As of June 30, 2021, the weighted-average remaining lease term for the Company’s operating leases was 8.0 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 4.3%.
Operating lease costs included in research and development and selling, general and administrative costs on the condensed consolidated statements of operations were $1.9 million and $2.9 million for the three months ended June 30, 2021 and 2020, respectively. Operating lease costs included in research and development and selling, general and administrative costs on the condensed consolidated statements of operations were $3.7 million and $5.8 million for the six months ended June 30, 2021 and 2020, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $4.3 million and $4.3 million for the six months ended June 30, 2021 and 2020, respectively.

10. Convertible Notes
The Company’s convertible notes are shown in the following table:

	As of
(In thousands)	June 30, 2021	December 31, 2020
2023 Notes	$172,500	$172,500
Unamortized discount — 2023 Notes	(11,896)	(15,420)
Unamortized debt issuance costs — 2023 Notes	(798)	(1,049)
Total convertible notes	159,806	156,031
Less current portion	—	—
Total long-term convertible notes	$159,806	$156,031
Interest expense related to the notes for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
2023 Notes coupon interest at a rate of 1.375%	$593	$593	$1,186	$1,186
2023 Notes amortization of discount and debt issuance cost at an additional effective interest rate of 4.9%	1,901	1,798	3,775	3,571
Total interest expense on convertible notes	$2,494	$2,391	$4,961	$4,757

11. Commitments and Contingencies
As of June 30, 2021, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2021	2022	2023	2024	2025
Contractual obligations (1) (2)
Software licenses (3)	$11,746	$5,317	$6,429	$—	$—	$—
Acquisition retention bonuses (4)	6,370	3,370	3,000	—	—	—
Convertible notes	172,500	—	—	172,500	—	—
Interest payments related to convertible notes	4,750	1,186	2,372	1,192	—	—
Total	$195,366	$9,873	$11,801	$173,692	$—	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $27.2 million including $24.0 million recorded as a reduction of long-term deferred tax assets and $3.2 million in long-term income taxes payable as of June 30, 2021. As noted below in Note 14, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
(2)    For the Company’s lease commitments as of June 30, 2021, refer to Note 9, “Leases.”
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
Indemnifications
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The

Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this may not always be possible. The fair value of the liability as of June 30, 2021 and December 31, 2020 was not material.

12. Equity Incentive Plans and Stock-Based Compensation
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2020	12,412,320
Stock options forfeited	51,477
Nonvested equity stock and stock units granted (1) (2)	(3,369,905)
Nonvested equity stock and stock units forfeited (1)	1,155,509
Total shares available for grant as of June 30, 2021	10,249,401
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
General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the six months ended June 30, 2021 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2021.

	Options Outstanding
(In thousands, except per share amounts and years)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	964,211	$11.08
Options granted	—	$—
Options exercised	(99,458)	$11.29
Options forfeited	(51,477)	$15.09
Outstanding as of June 30, 2021	813,276	$10.80	4.5	$10,497
Vested or expected to vest at June 30, 2021	812,918	$10.80	4.4	$10,493
Options exercisable at June 30, 2021	728,233	$10.54	4.1	$9,590
Employee Stock Purchase Plan
Under the 2015 Employee Stock Purchase Plan (“2015 ESPP”), the Company issued 263,933 shares at a price of $11.58 per share and 277,838 shares at a price of $10.51 per share during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, approximately 2.9 million shares under the 2015 ESPP remained available for issuance.
Stock-Based Compensation
For the six months ended June 30, 2021 and 2020, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.

Stock Options
There were no stock options granted during the three and six months ended June 30, 2021 and 2020, respectively. During the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense related to stock options of $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2020, the Company recorded stock-based compensation expense related to stock options of $0.1 million and $0.3 million, respectively.
As of June 30, 2021, there was $0.7 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Employee Stock Purchase Plan
For the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.2 million and $0.8 million, respectively. For the three and six months ended June 30, 2020, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.2 million and $0.7 million, respectively. As of June 30, 2021, there was $0.4 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over four months.
Valuation Assumptions
The fair value of stock awards is estimated as of the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the table below.
There were no stock options granted during the three and six months ended June 30, 2021 and 2020, respectively.

	Employee Stock Purchase Plan
	Six Months Ended
	June 30,
	2021	2020
Employee Stock Purchase Plan:
Expected stock price volatility	32%	46%
Risk free interest rate	0.04%	0.12%
Expected term (in years)	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$4.53	$3.50
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and six months ended June 30, 2021, the Company granted nonvested equity stock units totaling approximately 0.1 million and 2.0 million shares, respectively. During the three and six months ended June 30, 2020, the Company granted nonvested equity stock units totaling approximately 0.1 million and 1.9 million shares, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and six months ended June 30, 2021, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $2.8 million and $41.3 million, respectively. For the three and six months ended June 30, 2020, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $1.7 million and $29.3 million, respectively. During the first quarters of 2021 and 2020, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of approximately $7.0 million and $12.9 million, respectively, related to all outstanding nonvested equity stock grants. For the three and six months ended June 30, 2020, the Company recorded stock-based compensation expense of approximately $6.3 million and $11.8 million, respectively, related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $51.5 million at June 30, 2021. This amount is expected to be recognized over a weighted-average period of 2.3 years.

The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2021:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2020	4,851,265	$12.82
Granted	1,998,321	$20.68
Vested	(1,287,156)	$12.35
Forfeited	(585,690)	$15.01
Nonvested at June 30, 2021	4,976,740	$15.84

13. Stockholders’ Equity
Share Repurchase Programs
On October 29, 2020, the Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the six months ended June 30, 2021, the Company repurchased shares of its common stock under the 2020 Repurchase Program as discussed below.
On November 11, 2020, the Company entered into an accelerated share repurchase program with Deutsche Bank AG, London Branch as counterparty, through its agent Deutsche Bank Securities Inc. (“Deutsche Bank”) (the “2020 ASR Program”). The 2020 ASR Program was part of the share repurchase program previously authorized by the Company’s Board on October 29, 2020. Under the 2020 ASR Program, the Company pre-paid to Deutsche Bank the $50.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 2.6 million shares of its common stock from Deutsche Bank in the fourth quarter of 2020, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock. During the second quarter of 2021, the accelerated share repurchase program was completed and the Company received an additional 0.1 million shares of its common stock as the final settlement of the accelerated share repurchase program.
On June 15, 2021, the Company entered into an accelerated share repurchase program with Deutsche Bank (the “2021 ASR Program”). The 2021 ASR Program was part of the share repurchase program previously authorized by the Company’s Board on October 29, 2020. Under the 2021 ASR Program, the Company pre-paid to Deutsche Bank the $100.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 3.9 million shares of its common stock from Deutsche Bank in the second quarter of 2021, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock.
The number of shares to be ultimately purchased by the Company will be determined based on the volume-weighted average price of the Company’s common stock during the term of the transaction, minus an agreed upon discount between the parties. The 2021 ASR Program is expected to be completed within six months from the beginning of the program.
During the six months ended June 30, 2021, there were no other repurchases of the Company’s common stock under the 2020 Repurchase Program.
As of June 30, 2021, there remained an outstanding authorization to repurchase approximately 13.4 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.
The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the six months ended June 30, 2021, the cumulative price of $77.2 million was recorded as an increase to accumulated deficit.

14. Income Taxes
The Company recorded a provision for income taxes of $2.6 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively. The provision for income taxes for the three and six months ended June 30, 2021 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2021, the valuation allowance on the Canadian deferred tax assets, and indefinite-lived intangible tax amortization expense. The provision for income taxes for the three and six months ended June 30, 2020 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the projected annual effective tax rate for the foreign jurisdictions for 2020, partial California deferred tax asset valuation allowance release, and indefinite-lived intangible tax amortization expense.
During the three months ended June 30, 2021 and 2020, the Company paid withholding taxes of $5.0 million and $5.1 million, respectively. During the six months ended June 30, 2021 and 2020, the Company paid withholding taxes of $10.5 million and $9.6 million, respectively.
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
As of June 30, 2021, the Company had approximately $144.7 million of unrecognized tax benefits, including $24.0 million recorded as a reduction of long-term deferred tax assets, $117.5 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea (Korea), and $3.2 million recorded in long-term income taxes payable. If recognized, $3.2 million would be recorded as an income tax benefit. As a result of recent court rulings in Korea, the Company has determined that they may be entitled to refund claims for foreign taxes previously withheld from licensees in Korea. The Company recognizes that there are numerous risks and uncertainties associated with the ultimate collection of this refund and has therefore maintained an offsetting reserve for the entire amount of refundable withholding taxes previously withheld in Korea. As of December 31, 2020, the Company had $134.0 million of unrecognized tax benefits, including $23.6 million recorded as a reduction of long-term deferred tax assets, $109 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $1.9 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At June 30, 2021 and December 31, 2020, an immaterial amount of interest and penalties is included in long-term income taxes payable.
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

16. Restructuring Charges
2020 Restructuring Plan
In November 2020, the Company initiated a restructuring plan to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2020 Restructuring Plan”). In connection with this restructuring plan, the Company initiated a plan of termination resulting in a reduction of approximately 70 employees. During the six months ended June 30, 2021, the Company recorded additional charges of approximately $0.4 million related primarily to the reduction in workforce. No charge was recorded during the three months ended June 30, 2021. The 2020 Restructuring Plan was completed in the second quarter of 2021.
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

17. Subsequent Events
AnalogX Inc.
On July 2, 2021, the Company completed its acquisition of all of the outstanding shares of AnalogX Inc. (“AnalogX”). AnalogX is a premier interconnect IP company. The Company acquired AnalogX for total cash consideration of approximately $47.7 million, including certain deferred payments and working capital adjustments, pursuant to the terms of the Purchase Agreement.
In accordance with ASC 805, “Business Combinations,” the acquisitions of AnalogX will be recorded as purchase business acquisitions in the Company’s financial results for the three and nine months ended September 30, 2021. Given the timing of the completion of the AnalogX acquisition, the Company is currently in the process of valuing the assets acquired and liabilities assumed in the acquisition. As a result, the Company is unable to provide the amount recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and certain disclosures pertaining to the deferred payments. The

Company will provide these disclosures in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021.
PLDA Group
On June 16, 2021, the Company announced that it had entered into an agreement to acquire PLDA Group (“PLDA”). PLDA is a provider of high-speed interconnect solutions. The Company will acquire PLDA for an initial cash consideration of approximately $60 million and 0.3 million shares of the Company’s common stock. In addition, pursuant to the terms of an earn-out agreement, based upon the achievement of certain milestones, the Company will issue shares of the Company’s common stock, up to the following maximum amounts: 0.3 million shares after the first anniversary of the transaction, 0.4 million shares after the second anniversary, and 0.5 million shares after the third anniversary. The transaction with PLDA, which is subject to customary closing conditions and approvals, is expected to close in the third quarter of 2021.

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
The following information has been adjusted to reflect the restatement of our consolidated financial statements for the three and six months ended June 30, 2020 as described in Note 1, “Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

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
Executive Summary
The Company’s continued execution delivered strong results during the second quarter, driven by continued demand in our memory interface chips, continued design wins in Silicon IP and continued stability from our royalties revenue bolstered by recent patent license renewals. We initiated a $100 million accelerated share repurchase program. We also accelerated our roadmap of data center solutions with the CXL Memory Interconnect Initiative and announced the acquisitions of AnalogX and PLDA.
Key 2021 second quarter financial results included:
•Revenue of $84.9 million;
•Operating expenses of $53.9 million; and
•Net cash provided by operating activities of approximately $51.6 million.
Operational Highlights
Revenue Sources
The Company’s consolidated revenue is comprised of product revenue, contract and other revenue and royalties.

Product revenue consists primarily of memory interface chips and is a significant and growing segment of the business. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 37% and 40% of our consolidated revenue for the three and six months ended June 30, 2021, as compared to 51% and 49% for the three and six months ended June 30, 2020.
Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other include our IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 14% and 15% of our consolidated revenue for the three and six months ended June 30, 2021, as compared to 18% and 19% for the three and six months ended June 30, 2020.
Royalty revenue is derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in term up to ten years and define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Broadcom, Cisco, CXMT, IBM, Infineon, Kioxia, Marvell, Mediatek, Micron, Nanya, NVIDIA, Panasonic, Phison, Qualcomm, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, Winbond, and Xilinx have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Revenues from royalties accounted for 49% and 46% of our consolidated revenue for the three and six months ended June 30, 2021, as compared to 30% and 32% for the three and six months ended June 30, 2020.
Costs and Expenses
Cost of product revenue for the three months ended June 30, 2021 increased approximately $1.1 million as compared to the same period in 2020. Cost of product revenue for the six months ended June 30, 2021 increased approximately $2.2 million as compared to the same period in 2020. The increase in both periods was primarily due to increases in sales volumes during the respective periods.
Cost of contract and other revenue for the three months ended June 30, 2021 decreased by approximately $0.5 million as compared to the same period in 2020. Cost of contract and other revenue for the six months ended June 30, 2021 decreased slightly by approximately $0.1 million as compared to the same period in 2020.
Research and development expenses continue to play a key role in our efforts to drive our product innovations. Our research and development expenses for the three months ended June 30, 2021 decreased $3.2 million as compared to the same period in 2020, primarily due to decreased headcount-related expenses of $1.0 million, facilities costs of $0.8 million, retention bonus expense related to acquisitions of $0.7 million, engineering development tool costs of $0.6 million and bonus expense of $0.4 million, offset by increased consulting costs of $0.4 million. Research and development expenses for the six months ended June 30, 2021 decreased $7.6 million as compared to the same period in 2020, primarily due to decreased headcount-related expenses of $2.1 million, facilities costs of $1.6 million, retention bonus expense related to acquisitions of $1.5 million, engineering development tool costs of $1.1 million, allocated information technology costs of $1.0 million and prototyping costs of $0.6 million, offset by increased consulting costs of $0.2 million and bonus expense of $0.1 million.
Sales, general and administrative expenses for the three months ended June 30, 2021 increased $0.5 million for the three months ended June 30, 2021 as compared to the same period in 2020, primarily due to increased acquisition-related costs (including retention bonus expense) of $1.4 million, allocated information technology costs of $0.6 million and stock-based compensation expense of $0.6 million, offset by decreased facilities costs of $1.0 million, consulting costs of $0.6 million and headcount-related expenses of $0.4 million. Sales, general and administrative expenses for the six months ended June 30, 2021 increased $0.7 million as compared to the same period in 2020, primarily due to increased consulting, legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters, acquisition-related costs (including retention bonus expense) of $1.2 million, allocated information technology costs of $1.0 million and stock-based compensation expense of $0.9 million, offset by decreased facilities costs of $1.7 million, headcount-related expenses of $0.9 million, other consulting costs of $0.9 million, equipment maintenance costs of $0.5 million, bonus accrual expense of $0.4 million, depreciation expense of $0.4 million, sales and marketing costs of $0.3 million and other accounting costs of $0.3 million.
Intellectual Property
As of June 30, 2021, our semiconductor, security, and other technologies are covered by 2,425 U.S. and foreign patents. Additionally, we have 587 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.
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
We have a high degree of revenue concentration. Our top five customers represented approximately 55% and 56% of our revenue for the three and six months ended June 30, 2021 as compared to 54% and 51% for the three and six months ended June 30, 2020. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation, and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 46% and 41% of our total revenue for the three and six months ended June 30, 2021 as compared to 48% for both the three and six months ended June 30, 2020. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
The royalties we receive from our semiconductor customers are partly a function of the adoption of our technologies by system companies. Many system companies purchase semiconductors containing our technologies from our customers and do not have a direct contractual relationship with us. Our customers generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. Several of our licensees have renewed or extended their license agreements with us during the six months ended June 30, 2021 including Qualcomm, Kioxia and Western Digital.
As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisitions that are aligned with our core business and designed to supplement our growth, including the 2021 announced agreements to acquire AnalogX and PLDA, as well as the 2019 acquisitions of Northwest Logic and the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure. Similarly, we evaluate our current businesses and technologies that are not aligned with our core business for potential divestiture, such as the sale of our Payments and Ticketing businesses to Visa International Service Association in 2019. We expect to continue to evaluate and potentially enter into strategic acquisitions or divestitures which may adversely impact our business and operating results.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020 (As Restated)	2021	2020 (As Restated)
Revenue:
Product revenue	36.7%	51.4%	39.9%	49.0%
Royalties	49.4%	30.4%	45.6%	31.6%
Contract and other revenue	13.9%	18.2%	14.5%	19.4%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	13.5%	16.7%	14.7%	16.2%
Cost of contract and other revenue	1.2%	2.5%	1.7%	2.1%
Amortization of acquired intangible assets	5.2%	7.0%	5.7%	6.8%
Total cost of revenue	19.9%	26.2%	22.1%	25.1%
Gross profit	80.1%	73.8%	77.9%	74.9%
Operating expenses:
Research and development	37.1%	56.2%	41.1%	55.9%
Sales, general and administrative	26.1%	35.2%	29.5%	35.3%
Amortization of acquired intangible assets	0.3%	0.4%	0.3%	0.5%
Restructuring charges	—%	—%	0.2%	0.7%
Change in fair value of earn-out liability	—%	—%	—%	(1.4)%
Total operating expenses	63.5%	91.8%	71.1%	91.0%
Operating income (loss)	16.6%	(18.0)%	6.8%	(16.1)%
Interest income and other income (expense), net	2.8%	7.7%	3.5%	8.7%
Interest expense	(3.2)%	(4.2)%	(3.4)%	(4.0)%
Interest and other income (expense), net	(0.4)%	3.5%	0.1%	4.7%
Income (loss) before income taxes	16.2%	(14.5)%	6.9%	(11.4)%
Provision for income taxes	3.0%	0.3%	1.4%	0.9%
Net income (loss)	13.2%	(14.8)%	5.5%	(12.3)%

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2021	2020 (As Restated)	Percentage	2021	2020 (As Restated)	Percentage
Total Revenue:
Product revenue	$31.2	$31.7	(1.7)%	$62.0	$62.5	(0.8)%
Royalties	41.9	18.7	123.6%	70.7	40.2	75.9%
Contract and other revenue	11.8	11.3	4.7%	22.5	24.8	(9.2)%
Total revenue	$84.9	$61.7	37.5%	$155.2	$127.5	21.8%
Product Revenue
Product revenue consists of revenue from the sale of memory and security products. Product revenue decreased approximately $0.5 million to $31.2 million for the three months ended June 30, 2021 from $31.7 million for the same period in 2020. Product revenue decreased approximately $0.5 million to $62.0 million for the six months ended June 30, 2021 from $62.5 million for the same period in 2020. The decrease in both periods was due to lower sales of our memory interface chips.
We believe that product revenue will increase in 2021 as compared to 2020, mainly from the sale of our memory interface chips. However, our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers and our ability to meet our customers’ demands.

Royalties
Our royalties, which include patent and technology license royalties, increased approximately $23.2 million to $41.9 million for the three months ended June 30, 2021 from $18.7 million for the same period in 2020. Our royalty revenue increased approximately $30.5 million to $70.7 million for the six months ended June 30, 2021 from $40.2 million for the same period in 2020. The increase in both periods was primarily due to the timing and structure of renewals.
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
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development projects. Contract and other revenue increased approximately $0.5 million to $11.8 million for the three months ended June 30, 2021 from $11.3 million for the same period in 2020. The increase was primarily due to higher revenue associated with our Silicon IP offerings. Contract and other revenue decreased approximately $2.3 million to $22.5 million for the six months ended June 30, 2021 from $24.8 million for the same period in 2020. The decrease was primarily due to lower revenue associated with our Silicon IP offerings.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.
Cost of Product Revenue

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2021	2020	Percentage	2021	2020	Percentage
Cost of product revenue	$11.4	$10.3	11.1%	$22.8	$20.6	10.7%
Cost of product revenue increased approximately $1.1 million to $11.4 million for the three months ended June 30, 2021 from $10.3 million for the same period in 2020. Cost of product revenue increased approximately $2.2 million to $22.8 million for the six months ended June 30, 2021 from $20.6 million for the same period in 2020. The increase for both periods was primarily due to increases in sales volumes during the respective periods.
In the near term, we expect costs of product revenue to be higher as we expect higher sales of our various products in 2021 as compared to 2020.
Cost of Contract and Other Revenue

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2021	2020	Percentage	2021	2020	Percentage
Cost of contract and other revenue	$1.0	$1.5	(33.7)%	$2.6	$2.7	(5.9)%
Cost of contract and other revenue for the three months ended June 30, 2021 decreased by approximately $0.5 million as compared to the same period in 2020. Cost of contract and other revenue for the six months ended June 30, 2021 decreased slightly by approximately $0.1 million as compared to the same period in 2020.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2021	2020	Percentage	2021	2020	Percentage
Research and development expenses:
Research and development expenses	$29.0	$32.2	(9.9)%	$58.7	$66.3	(11.3)%
Stock-based compensation	2.5	2.5	(1.8)%	5.1	5.1	(1.2)%
Total research and development expenses	$31.5	$34.7	(9.3)%	$63.8	$71.4	(10.6)%
Total research and development expenses decreased $3.2 million for the three months ended June 30, 2021 as compared to the same period in 2020, primarily due to decreased headcount-related expenses of $1.0 million, facilities costs of $0.8 million, retention bonus expense related to acquisitions of $0.7 million, engineering development tool costs of $0.6 million and bonus expense of $0.4 million, offset by increased consulting costs of $0.4 million.
Total research and development expenses decreased $7.6 million for the six months ended June 30, 2021 as compared to the same period in 2020, primarily due to decreased headcount-related expenses of $2.1 million, facilities costs of $1.6 million, retention bonus expense related to acquisitions of $1.5 million, engineering development tool costs of $1.1 million, allocated information technology costs of $1.0 million and prototyping costs of $0.6 million, offset by increased consulting costs of $0.2 million and bonus expense of $0.1 million.
In the near term, we expect research and development expenses to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2021	2020 (As Restated)	Percentage	2021	2020 (As Restated)	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses	$17.4	$17.5	(0.6)%	$37.1	$37.3	(0.5)%
Stock-based compensation	4.8	4.2	13.5%	8.6	7.7	12.0%
Total sales, general and administrative expenses	$22.2	$21.7	2.1%	$45.7	$45.0	1.6%
Total sales, general and administrative expenses increased $0.5 million for the three months ended June 30, 2021 as compared to the same period in 2020, primarily due to increased acquisition-related costs (including retention bonus expense) of $1.4 million, allocated information technology costs of $0.6 million and stock-based compensation expense of $0.6 million, offset by decreased facilities costs of $1.0 million, consulting costs of $0.6 million and headcount-related expenses of $0.4 million.
Total sales, general and administrative expenses increased $0.7 million for the six months ended June 30, 2021 as compared to the same period in 2020, primarily due to increased consulting, legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters, acquisition-related costs (including retention bonus expense) of $1.2 million, allocated information technology costs of $1.0 million and stock-based compensation expense of $0.9 million, offset by decreased facilities costs of $1.7 million, headcount-related expenses of $0.9 million, other consulting costs of $0.9 million, equipment maintenance costs of $0.5 million, bonus accrual expense of $0.4 million, depreciation expense of $0.4 million, sales and marketing costs of $0.3 million and other accounting costs of $0.3 million.
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

Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2021	2020	Percentage	2021	2020	Percentage
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$4.4	$4.3	2.4%	$8.8	$8.7	1.7%
Amortization of acquired intangible assets included in total operating expenses	0.2	0.3	(7.7)%	0.5	0.6	(23.2)%
Total amortization of acquired intangible assets	$4.6	$4.6	1.8%	$9.3	$9.3	0.1%
Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the three and six months ended June 30, 2021 remained flat as compared to the same periods in 2020.
Restructuring Charges

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2021	2020	Percentage	2021	2020	Percentage
Restructuring charges	$—	$—	—%	$0.4	$0.8	(56.0)%
In November 2020, we initiated a restructuring plan to reduce overall expenses to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2020 Restructuring Plan”). During the six months ended June 30, 2021, we recorded additional restructuring charges of $0.4 million, primarily related to headcount costs.
Refer to Note 16, “Restructuring Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Change in Fair Value of Earn-Out Liability

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2021	2020	Percentage	2021	2020	Percentage
Change in fair value of earn-out liability	$—	$—	—%	$—	$(1.8)	(100.0)%
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
Interest and Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2021	2020 (As Restated)	Percentage	2021	2020 (As Restated)	Percentage
Interest income and other income (expense), net	$2.4	$4.7	(49.2)%	$5.4	$11.1	(51.8)%
Interest expense	(2.7)	(2.6)	4.0%	(5.3)	(5.1)	3.2%
Interest and other income (expense), net	$(0.3)	$2.1	(114.3)%	$0.1	$6.0	(98.9)%
Interest income and other income (expense), net, consists primarily of interest income of $2.4 million and $5.2 million for the three and six months ended June 30, 2021, respectively, due to the significant financing component of licensing agreements. Interest income and other income (expense), net, also includes interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
Interest expense primarily consists of interest expense associated with the non-cash interest expense related to the amortization of the debt discount and issuance costs on the 1.375% convertible senior notes due 2023 (the “2023 Notes”), as well as the coupon interest related to these notes. We expect our non-cash interest expense to increase steadily as the notes reach maturity.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2021	2020 (As Restated)	Percentage	2021	2020 (As Restated)	Percentage
Provision for income taxes	$2.6	$0.2	*	$2.1	$1.1	89.2%
Effective tax rate	19.1%	(1.8)%		19.9%	(7.7)%
_____________________________________
*    Percentage is not meaningful
The provision for income taxes reported for the three and six months ended June 30, 2021 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2021, the valuation allowance on the Canadian deferred tax assets, and indefinite-lived intangible tax amortization expense. Our income tax provision for the three months ended June 30, 2021 and 2020 reflected an effective tax rate of 19.1% and (1.8)%, respectively. Our income tax provision for the six months ended June 30, 2021 and 2020 reflected an effective tax rate of 19.9% and (7.7)%, respectively. Our effective tax rate for the three and six months ended June 30, 2021 differed from the statutory rate primarily due to foreign tax credits and the full valuation allowance against U.S. deferred tax assets. Our effective tax rate for the three and six months ended June 30, 2020 differed from the statutory rate primarily due to U.S. and foreign current taxes payable and no benefit for current losses due to the full valuation allowance against U.S. deferred tax assets.
We recorded a provision for income taxes of $2.6 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $2.1 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021 and 2020, we paid withholding taxes of $5.0 million and $5.1 million, respectively. During the six months ended June 30, 2021 and 2020, we paid withholding taxes of $10.5 million and $9.6 million, respectively.
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

Liquidity and Capital Resources

	As of
(In millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$204.7	$129.0
Marketable securities	272.4	373.6
Total cash, cash equivalents, and marketable securities	$477.1	$502.6

	Six Months Ended
	June 30,
(In millions)	2021	2020 (As Restated)
Net cash provided by operating activities	$91.1	$99.3
Net cash provided by (used in) investing activities	$96.4	$(91.4)
Net cash used in financing activities	$(111.5)	$(6.4)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the six months ended June 30, 2021 were funded primarily from cash collected from our customers.
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
On November 11, 2020, we entered into the 2020 ASR Program with Deutsche Bank. The 2020 ASR Program was part of the 2020 Repurchase Program. Under the 2020 ASR Program, we pre-paid to Deutsche Bank the $50.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 2.6 million shares of our common stock from Deutsche Bank in the fourth quarter of 2020, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the second quarter of 2021, the accelerated share repurchase program was completed and we received an additional 0.1 million shares of our common stock as the final settlement of the accelerated share repurchase program.
On June 15, 2021, we entered into the 2021 ASR Program with Deutsche Bank. The 2021 ASR Program was part of the 2020 Repurchase Program. Under the 2021 ASR Program, we pre-paid to Deutsche Bank the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.9 million shares of our common stock from Deutsche Bank in the second quarter of 2021, which were retired and recorded as $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock.
As of June 30, 2021, there remained an outstanding authorization to repurchase approximately 13.4 million shares of our outstanding common stock under the 2020 Repurchase Program. Refer to “Share Repurchase Program” below.
Operating Activities
Cash provided by operating activities of $91.1 million for the six months ended June 30, 2021 was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the six months ended June 30, 2021 primarily included decreases in unbilled receivables, inventories, prepaids and other current assets and an increase in deferred revenue, offset by increases in accounts receivable, as well as decreases in income taxes payable and accrued salaries and benefits.
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

Investing Activities
Cash provided by investing activities of $96.4 million for the six months ended June 30, 2021 consisted of proceeds from the maturities and sale of available-for-sale marketable securities of $260.9 million and $174.5 million, respectively, offset by purchases of available-for-sale marketable securities of $333.8 million and $5.3 million paid to acquire property, plant and equipment.

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
Financing Activities
Cash used in financing activities of $111.5 million for the six months ended June 30, 2021 was primarily due to an aggregate payment of $100.0 million to Deutsche Bank as part of the 2021 ASR Program. We also paid $8.5 million in payments of taxes on restricted stock units, $7.2 million under installment payment arrangements to acquire fixed assets and $0.1 million in fees related to the 2021 ASR Program, offset by $4.2 million in proceeds from the issuance of common stock under equity incentive plans.
Cash used in financing activities of $6.4 million for the six months ended June 30, 2020 was primarily due to $7.7 million in payments of taxes on restricted stock units and $6.6 million in payments under installment payment arrangements to acquire fixed assets, offset by $7.9 million in proceeds from the issuance of common stock under equity incentive plans.

Contractual Obligations
As of June 30, 2021, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2021	2022	2023	2024	2025
Contractual obligations (1) (2)
Software licenses (3)	$11,746	$5,317	$6,429	$—	$—	$—
Acquisition retention bonuses (4)	6,370	3,370	3,000	—	—	—
Convertible notes	172,500	—	—	172,500	—	—
Interest payments related to convertible notes	4,750	1,186	2,372	1,192	—	—
Total	$195,366	$9,873	$11,801	$173,692	$—	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $27.2 million including $24.0 million recorded as a reduction of long-term deferred tax assets and $3.2 million in long-term income taxes payable as of June 30, 2021. As noted in Note 14, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.
(2)    For our lease commitments as of June 30, 2021, refer to Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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

Share Repurchase Program
On October 29, 2020, our Board approved the 2020 Repurchase Program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the six months ended June 30, 2021, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed below.
On November 11, 2020, we entered into the 2020 ASR Program with Deutsche Bank. The 2020 ASR Program was part of the 2020 Repurchase Program. Under the 2020 ASR Program, we pre-paid to Deutsche Bank the $50.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 2.6 million shares of our common stock from Deutsche Bank in the fourth quarter of 2020, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the second quarter of 2021, the accelerated share repurchase program was completed and we received an additional 0.1 million shares of our common stock as the final settlement of the accelerated share repurchase program.
On June 15, 2021, we entered into the 2021 ASR Program with Deutsche Bank. The 2021 ASR Program was part of the share repurchase program previously authorized by our Board on October 29, 2020. Under the 2021 ASR Program, we pre-paid to Deutsche Bank the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.9 million shares of our common stock from Deutsche Bank in the second quarter of 2021, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock.
The number of shares to be ultimately purchased by us will be determined based on the volume-weighted average price of our common stock during the term of the transaction, minus an agreed upon discount between the parties. The 2021 ASR Program is expected to be completed within six months from the beginning of the program.
During the six months ended June 30, 2021, there were no other repurchases of our common stock under the 2020 Repurchase Program.
As of June 30, 2021, there remained an outstanding authorization to repurchase approximately 13.4 million shares of our outstanding common stock under the 2020 Repurchase Program.
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss, similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of June 30, 2021, we had an investment portfolio of fixed income marketable securities of $291.6 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of June 30, 2021, the fair value of the portfolio would decline by approximately $2.1 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in the Netherlands and the United Kingdom, design centers in Canada, India and Finland and small business development offices in Australia, China, Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of June 30, 2021, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to a previously reported material weakness in our internal control over financial reporting.
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

Other than the items described above, there have not been any changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2021, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
•We rely on third parties for a variety of services, including manufacturing, and these third parties’ failure to perform these services adequately or change the allocation of their services/capacity due to industry or other pressures could materially and adversely affect our business.
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
•We identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2020, March 31, 2021 and June 30, 2021, which resulted in a restatement of our 2020 and 2019 consolidated financial statements included in our Form 10-K for the year ended December 31, 2020 and our March 31, 2020 and June 30, 2020 condensed consolidated financial statements included in our Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, respectively. The quarterly period ended September 30, 2020 will be restated in the respective 2021 Form 10-Q. In the future we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 56% and 51% of our revenue for the six months ended June 30, 2021 and 2020, respectively. Additionally, our top five customers represented approximately 46% and 45% of our revenues for the years ended December 31, 2020 and 2019, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
We continue to negotiate with customers and prospective customers to enter into license agreements. Any future agreement may trigger our obligation to offer comparable terms or modifications to agreements with our existing customers, which may be less favorable to us than the existing license terms. We expect licensing fees will continue to vary based on our success in renewing existing license agreements and adding new customers, as well as the level of variation in our customers’ reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed. In particular, under our license agreement with Samsung, the license fees payable by Samsung are subject to certain adjustments and conditions, and we therefore cannot provide assurances that the revenues generated by this license will not decline in the future. Further, the license agreement with Samsung is currently set to expire on September 30, 2023, and we cannot provide assurances that this license will be renewed. If we are unable to renew the Samsung license, then the licensing billings generated by the license will cease, and we will not recognize any revenue associated with a potential renewal. In addition, some of our material license agreements may contain rights by the customer to terminate for convenience, or upon certain other events, such as change of control, material breach, insolvency or bankruptcy proceedings. If we are unsuccessful in entering into license agreements with new customers or renewing license agreements with existing customers, on favorable terms or at all, or if they are terminated, our results of operations may decline significantly.
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
Our business may be adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and any other related adverse public health developments may cause disruption to our domestic and international operations and sales activities. Our third-party manufacturers, suppliers, third-party distributors, sub-contractors and customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on our employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. For example, government-mandated shelter-in-place and other restrictions on movement may impact our planned headquarters relocation, the ability of our employees to perform their jobs, and our ability to develop and design our products in a timely manner or meet required milestones or customer commitments. Depending on the magnitude of such effects on the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain and product shipments may be delayed, which could adversely affect our business, operations and customer relationships. In addition, the COVID-19 pandemic or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods. In addition, the COVID-19 pandemic continues to evolve rapidly, with the status of operations and government restrictions evolving weekly. Although the magnitude of the impact of the COVID-19 pandemic on our business and operations remains uncertain, the extent to which the outbreak impacts our business, financial condition, operating results and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We may also suffer from any of the foregoing disruptions if COVID-19 experiences a resurgence in any particular country or region in the future.
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
From time to time, we engage in acquisitions, strategic transactions, strategic investments, divestitures and potential discussions with respect thereto. For example, in 2019, we acquired Northwest Logic and the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure. Further, in June 2021, we announced that we had entered into agreements to acquire AnalogX Inc. (“AnalogX”) and PLDA Group (“PLDA”). We acquired AnalogX in July 2021 and the transaction with PLDA, which is subject to customary closing conditions and approvals, is expected to close in the third quarter of 2021. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, including if we are unable to close any pending acquisitions. For example, for any pending or completed acquisitions, we may discover unidentified issues not discovered in due diligence, and we may be subject to regulatory approvals or liabilities that are not covered by indemnification protection or become subject to litigation.
Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner and achieve anticipated synergies, and we may not be successful in these efforts. The integration of companies that have previously operated independently is complex and time consuming and may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, facilities, products, processes, operations, business models and systems, technology, and sales and distribution channels; retaining customers and suppliers of the acquired business; minimizing the diversion of management’s and other employees’ attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; consolidating corporate and administrative infrastructures; and managing the increased scale, complexity and globalization of our business, operations and employee base. We do not currently foresee any significant risks in the operational integration of either AnalogX or PLDA.
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
For the six months ended June 30, 2021 and 2020, revenues received from our international customers constituted approximately 41% and 48%, respectively, of our total revenue. Additionally, for the years ended December 31, 2020 and 2019, revenues received from our international customers constituted approximately 44% and 41%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in the San Francisco Bay Area in the United States, Canada, the Netherlands and India. The San Francisco Bay Area is in close proximity to known earthquake fault zones. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should a catastrophe disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, so any resultant work stoppage could have a negative effect on our operating results. We also rely on our network infrastructure and technology systems for operational support and business activities which are subject to physical and cyber damage, and also susceptible to other related vulnerabilities common to networks and computer systems. Acts of terrorism, widespread illness, or global pandemics, including the current Novel Coronavirus (COVID-19) pandemic, war and any event that causes failures or interruption in our network infrastructure and technology systems could have a negative effect at our international and domestic facilities and could harm our business, financial condition, and operating results.
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
Further, our business model continues to transform towards greater reliance on product revenue and has recently placed increased reliance on sales of our memory interface chips towards that end. In particular, we are relying on our memory interface chips to result in significant growth in the third and fourth quarters of 2021. If sales of our memory interface chips do not grow as anticipated during the aforementioned time period or if we are unable to execute on that business transformation, then our business could suffer as a result.
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
We rely on third parties for a variety of services, including manufacturing, and these third parties’ failure to perform these services adequately or change the allocation of their services/capacity due to industry or other pressures could materially and adversely affect our business.

We rely on third parties for a variety of services, including our manufacturing supply chain partners and third parties within our sales and distribution channels. Certain of these third parties are, and may be, our sole manufacturer or sole source of certain production materials. If we fail to manage our relationships with these manufacturers and suppliers effectively, or if they experience delays, disruptions, capacity constraints/allocation pressures or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in any of our manufacturers and suppliers’ financial or business condition could disrupt our ability to supply quality products to our customers. If we are required to change our manufacturers, we may lose revenue, incur increased costs and damage our end-customer relationships. In addition, qualifying a new manufacturer and commencing production can be an expensive and lengthy process. If our third-party manufacturers or suppliers are unable to provide us with adequate supplies of high-quality products for any other reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected. In the event these and other third parties we rely on fail to provide their services adequately, including as a result of errors in their systems, industry pressures or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected. In addition, our orders may represent a relatively small percentage of the overall orders received by our manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority in the event our manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. If our manufacturers are unable to provide us with adequate supplies of high-quality products, or if we or our manufacturers are unable to obtain adequate quantities of components, it could cause a delay in our order fulfillment, in which case our business, operating results and financial condition could be adversely affected.

Semiconductor supply chain disruptions have been well publicized over the past year given high demand and lower supply. We believe that we could experience various supply constraints related to our memory interface chip business in the near term. While we continually work with our suppliers to mitigate the impact of the supply constraints to our customer deliveries, in the event of a shortage or supply interruption from suppliers of related components, we may not be able to develop alternate sources quickly, cost-effectively, or at all. Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, third-party vendor issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulations, potential tariffs or other trade restrictions, or other similar problems could limit or delay the supply of our products or harm our reputation. Any interruption or delay in manufacturing or component supply, any increases in manufacturing or component costs, or the inability to obtain these services or components from alternate sources at acceptable prices and within a reasonable amount of time would harm our ability to provide our products to customers on a timely basis. This could harm our relationships with our customers, prevent us from acquiring new customers, and materially and adversely affect our business.

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
We identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2020, March 31, 2021 and June 30, 2021, which resulted in a restatement of our 2020 and 2019 consolidated financial statements included in our Form 10-K for the year ended December 31, 2020 and our March 31, 2020 and June 30, 2020 condensed consolidated financial statements included in our Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, respectively. The quarterly period ended September 30, 2020 will be restated in the respective 2021 Form 10-Q. In the future we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
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
On October 29, 2020, our Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. As part of the broader share repurchase program authorized by our Board on October 29, 2020, we entered into an accelerated share repurchase program with Deutsche Bank AG, London Branch as counterparty, through its agent Deutsche Bank Securities Inc. (“Deutsche Bank”) on November 11, 2020 (the “2020 ASR Program”), which was completed in the second quarter of 2021. Also in the second quarter of 2021, we entered into another accelerated share repurchase program with Deutsche Bank on June 15, 2021 (the “2021 ASR Program”). After giving effect to the 2020 and 2021 ASR programs, detailed in the table below, we had remaining authorization to repurchase approximately 13.4 million shares. See Note 13, “Stockholders' Equity,” Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Cumulative shares repurchased as of December 31, 2020 (1)	2,616,089	$18.63	2,616,089	17,383,911
April 1, 2021 - May 31, 2021 (1)	68,435	$18.63	68,435	17,315,476
June 1, 2021 - June 30, 2021 (2)	3,946,719	N/A (3)	3,946,719	13,368,757
Cumulative shares repurchased as of June 30, 2021	6,631,243		6,631,243
_________________________________________
(1)    In November 2020, we entered into the 2020 ASR Program with Deutsche Bank to repurchase an aggregate of $50.0 million of our common stock. We made an upfront payment of $50.0 million pursuant to the accelerated share repurchase program and received an initial delivery of 2.6 million shares which were retired and recorded as a $40.0 million reduction to stockholders' equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the second quarter of 2021, the accelerated share repurchase program was completed and we received an additional 0.1 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program. The total shares of our common stock received and retired under the terms of the accelerated share repurchase program were 2.7 million, with an average price paid per share of $18.63.
(2)    In June 2021, we entered into the 2021 ASR Program with Deutsche Bank to repurchase an aggregate of $100.0 million of our common stock. We made an upfront payment of $100.0 million pursuant to the accelerated share repurchase program and received an initial delivery of 3.9 million shares which were retired and recorded as a $80.0 million reduction to stockholders' equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The number of shares to be ultimately purchased by us will be determined based on the volume-weighted average price of our common stock during the terms of the transaction, minus an agreed upon discount between the parties. The program is expected to be completed within six months from the beginning of the program.
(3)    N/A—The average price paid per share will be determined at the end of the current accelerated share repurchase program.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1(1)	Master Confirmation between Deutsche Bank AG, London Branch, through its agent Deutsche Bank Securities Inc. (“Dealer”) and Rambus Inc., dated June 15, 2021.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_________________________________________
*    The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(1)    Incorporated by reference to the Form 8-K filed on June 16, 2021, with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	August 6, 2021	By:	/s/ Rahul Mathur
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)