Form 10-Q
period 2021-09-30
RAMBUS INC
filed 2021-11-05
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 109,364,769 as of September 30, 2021.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	September 30, 2021	December 31, 2020 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$151,871	$128,967
Marketable securities	267,857	373,682
Accounts receivable	46,674	27,903
Unbilled receivables	138,281	138,813
Inventories	8,085	14,466
Prepaids and other current assets	11,991	15,881
Total current assets	624,759	699,712
Intangible assets, net	62,431	36,487
Goodwill	279,091	183,222
Property, plant and equipment, net	51,516	57,693
Operating lease right-of-use assets	25,202	28,708
Deferred tax assets	3,846	4,353
Unbilled receivables	151,462	236,699
Other assets	4,359	4,535
Total assets	$1,202,666	$1,251,409
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,281	$8,993
Accrued salaries and benefits	15,331	23,326
Deferred revenue	20,324	10,198
Income taxes payable	20,443	20,064
Operating lease liabilities	6,501	4,724
Other current liabilities	19,295	18,559
Total current liabilities	95,175	85,864
Convertible notes	161,733	156,031
Long-term operating lease liabilities	30,400	34,305
Long-term income taxes payable	25,797	41,333
Deferred tax liabilities	23,888	14,276
Other long-term liabilities	17,830	6,894
Total liabilities	354,823	338,703
Commitments and contingencies (Notes 9, 11 and 15)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at September 30, 2021 and December 31, 2020	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 109,364,769 shares at September 30, 2021 and 111,697,994 shares at December 31, 2020	109	112
Additional paid-in capital	1,270,871	1,270,426
Accumulated deficit	(422,737)	(357,751)
Accumulated other comprehensive loss	(400)	(81)
Total stockholders’ equity	847,843	912,706
Total liabilities and stockholders’ equity	$1,202,666	$1,251,409
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2021	2020 (As Restated)	2021	2020 (As Restated)
Revenue:
Product revenue	$36,710	$29,769	$98,661	$92,222
Royalties	33,044	16,602	103,813	56,828
Contract and other revenue	11,528	10,544	34,049	35,359
Total revenue	81,282	56,915	236,523	184,409
Cost of revenue:
Cost of product revenue	13,157	9,661	35,989	30,281
Cost of contract and other revenue	1,456	1,267	4,029	4,000
Amortization of acquired intangible assets	3,813	4,336	12,638	13,016
Total cost of revenue	18,426	15,264	52,656	47,297
Gross profit	62,856	41,651	183,867	137,112
Operating expenses:
Research and development	35,592	33,733	99,415	105,085
Sales, general and administrative	22,210	20,182	67,956	65,209
Amortization of acquired intangible assets	359	236	817	832
Restructuring charges	—	—	368	836
Change in fair value of earn-out liability	—	—	—	(1,800)
Total operating expenses	58,161	54,151	168,556	170,162
Operating income (loss)	4,695	(12,500)	15,311	(33,050)
Interest income and other income (expense), net	2,726	3,554	8,088	14,685
Interest expense	(2,672)	(2,586)	(7,969)	(7,721)
Interest and other income (expense), net	54	968	119	6,964
Income (loss) before income taxes	4,749	(11,532)	15,430	(26,086)
Provision for income taxes	1,073	1,205	3,201	2,330
Net income (loss)	$3,676	$(12,737)	$12,229	$(28,416)
Net income (loss) per share:
Basic	$0.03	$(0.11)	$0.11	$(0.25)
Diluted	$0.03	$(0.11)	$0.11	$(0.25)
Weighted-average shares used in per share calculation:
Basic	108,989	113,828	111,103	113,437
Diluted	113,661	113,828	114,954	113,437
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020 (As Restated)	2021	2020 (As Restated)
Net income (loss)	$3,676	$(12,737)	$12,229	$(28,416)
Other comprehensive income (loss):
Foreign currency translation adjustment	(217)	6	(234)	8
Unrealized gain (loss) on marketable securities, net of tax	—	(86)	(85)	(48)
Total comprehensive income (loss)	$3,459	$(12,817)	$11,910	$(28,456)
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at June 30, 2021	108,897	$109	$1,257,075	$(426,413)	$(183)	$830,588
Net income	—	—	—	3,676	—	3,676
Foreign currency translation adjustment	—	—	—	—	(217)	(217)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	168	—	(651)	—	—	(651)
Issuance of common stock due to PLDA Group (“PLDA”) acquisition	300	—	6,978	—	—	6,978
Repurchase and retirement of common stock under repurchase program	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	7,482	—	—	7,482
Balances at September 30, 2021	109,365	$109	$1,270,871	$(422,737)	$(400)	$847,843

	For the Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at June 30, 2020 (As Restated)	113,744	$114	$1,274,136	$(301,468)	$(52)	$972,730
Net loss (As Restated)	—	—	—	(12,737)	—	(12,737)
Foreign currency translation adjustment	—	—	—	—	6	6
Unrealized loss on marketable securities, net of tax	—	—	—	—	(86)	(86)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	179	—	(919)	—	—	(919)
Stock-based compensation	—	—	6,834	—	—	6,834
Balances at September 30, 2020 (As Restated)	113,923	$114	$1,280,051	$(314,205)	$(132)	$965,828

	For the Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at December 31, 2020 (As Restated)	111,698	$112	$1,270,426	$(357,751)	$(81)	$912,706
Net income	—	—	—	12,229	—	12,229
Foreign currency translation adjustment	—	—	—	—	(234)	(234)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(85)	(85)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,382	1	(4,952)	—	—	(4,951)
Issuance of common stock due to PLDA acquisition	300	—	6,978	—	—	6,978
Repurchase and retirement of common stock under repurchase program	(4,015)	(4)	(22,862)	(77,215)	—	(100,081)
Stock-based compensation	—	—	21,281	—	—	21,281
Balances at September 30, 2021	109,365	$109	$1,270,871	$(422,737)	$(400)	$847,843

	For the Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares					Total
Balances at December 31, 2019 (As Restated)	112,131	$112	$1,261,142	$(285,789)	$(92)	$975,373
Net loss (As Restated)	—	—	—	(28,416)	—	(28,416)
Foreign currency translation adjustment	—	—	—	—	8	8
Unrealized loss on marketable securities, net of tax	—	—	—	—	(48)	(48)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,792	2	(704)	—	—	(702)
Stock-based compensation	—	—	19,613	—	—	19,613
Balances at September 30, 2020 (As Restated)	113,923	$114	$1,280,051	$(314,205)	$(132)	$965,828
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2021	2020 (As Restated)
Cash flows from operating activities:
Net income (loss)	$12,229	$(28,416)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	21,281	19,613
Depreciation	19,623	21,675
Amortization of intangible assets	13,456	13,848
Non-cash interest expense and amortization of convertible debt issuance costs	5,702	5,394
Deferred income taxes	1,939	569
Loss on equity investment	717	521
Gain on disposal of property, plant and equipment	(48)	(83)
Change in fair value of earn-out liability	—	(1,800)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,258)	11,014
Unbilled receivables	87,335	122,498
Prepaid expenses and other assets	5,910	2,114
Inventories	6,506	(4,132)
Accounts payable	1,007	1,063
Accrued salaries and benefits and other liabilities	(7,626)	(5,067)
Income taxes payable	(21,414)	(13,317)
Deferred revenue	9,670	3,003
Operating lease liabilities	(2,980)	(5,105)
Net cash provided by operating activities	137,049	143,392
Cash flows from investing activities:
Purchases of property, plant, and equipment	(7,527)	(20,799)
Purchases of marketable securities	(419,073)	(655,063)
Maturities of marketable securities	297,759	527,971
Proceeds from sale of marketable securities	227,045	2,948
Settlement of working capital adjustment from disposal of business	—	(1,131)
Acquisition of businesses, net of cash acquired	(97,115)	—
Net cash provided by (used in) investing activities	1,089	(146,074)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	5,002	8,083
Payments of taxes on restricted stock units	(9,953)	(8,785)
Payments under installment payment arrangements	(9,826)	(9,152)
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	(100,081)	—
Net cash used in financing activities	(114,858)	(9,854)
Effect of exchange rate changes on cash and cash equivalents	(362)	(157)
Net increase (decrease) in cash, cash equivalents and restricted cash	22,918	(12,693)
Cash, cash equivalents and restricted cash at beginning of period	129,324	102,518
Cash, cash equivalents and restricted cash at end of period	$152,242	$89,825

Non-cash investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$11,809	$28,986
Common stock issued pursuant to acquisition	$6,978	$—

Reconciliation of the cash, cash equivalents and restricted cash balances as of September 30, 2021 and December 31, 2020:
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$151,871	$128,967
Restricted cash	371	357
Cash, cash equivalents and restricted cash	$152,242	$129,324

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
The restatement tables below present a reconciliation from the previously reported amounts to the restated amounts (in thousands, except shares and per share amounts). The amounts originally reported were derived from the Company’s Quarterly Report on Form 10-Q for the interim period ended September 30, 2020. Certain line items in the quarterly financial data below were excluded because they were not impacted by the restatement.

	For the Three Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
Interest income and other income (expense), net	$3,464	$90	$3,554
Interest and other income (expense), net	878	90	968
Income (loss) before income taxes	(11,622)	90	(11,532)
Provision for income taxes	1,157	48	1,205
Net income (loss)	(12,779)	42	(12,737)
Net income (loss) per share:
Basic	$(0.11)	$—	$(0.11)
Diluted	$(0.11)	$—	$(0.11)

	For the Nine Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
Revenue:
Royalties	$53,253	$3,575	$56,828
Total revenue	180,834	3,575	184,409
Gross profit	133,537	3,575	137,112
Operating expenses:
Sales, general and administrative	64,387	822	65,209
Total operating expenses	169,340	822	170,162
Operating income (loss)	(35,803)	2,753	(33,050)
Interest income and other income (expense), net	14,435	250	14,685
Interest and other income (expense), net	6,714	250	6,964
Income (loss) before income taxes	(29,089)	3,003	(26,086)
Provision for income taxes	2,454	(124)	2,330
Net income (loss)	(31,543)	3,127	(28,416)
Net income (loss) per share:
Basic	$(0.28)	$0.03	$(0.25)
Diluted	$(0.28)	$0.03	$(0.25)

	For the Three Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated
Condensed Consolidated Statement of Comprehensive Loss
Net income (loss)	$(12,779)	$42	$(12,737)
Total comprehensive income (loss)	(12,859)	42	(12,817)

	For the Nine Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated
Condensed Consolidated Statement of Comprehensive Loss
Net income (loss)	$(31,543)	$3,127	$(28,416)
Total comprehensive income (loss)	(31,583)	3,127	(28,456)

	For the Three and Nine Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated
Condensed Consolidated Statement of Stockholders’ Equity
Net loss attributable to:
Accumulated deficit	$(321,787)	$7,582	$(314,205)
Total stockholders’ equity	958,246	7,582	965,828

	For the Nine Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(31,543)	$3,127	$(28,416)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,853	822	21,675
Deferred income taxes	618	(49)	569
Change in operating assets and liabilities, net of effects of acquisitions:
Unbilled receivables	126,324	(3,826)	122,498
Prepaid expenses and other assets	2,188	(74)	2,114
Net cash provided by operating activities	143,392	—	143,392
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
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The amendments in this ASU improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistencies related to recognition of an acquired contract liability, and to payment terms and their effect on subsequent revenue recognized by the acquirer. Among other changes, this ASU requires that an acquirer account for acquired revenue contracts in accordance with Topic 606 as if it had originated the contracts. If the acquirer is unable to assess or rely on how the acquiree applied Topic 606, the acquirer should consider the terms of the acquired contracts as of the contract inception or contract modification date in applying Topic 606 to determine what should be recorded at the acquisition date. The amendments also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
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

3. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of September 30, 2021.

The Company’s contract balances were as follows:

	As of
(In thousands)	September 30, 2021	December 31, 2020
Unbilled receivables	$289,743	$375,512
Deferred revenue	20,668	10,461
During the nine months ended September 30, 2021, the Company recognized $9.7 million of revenue that was included in the contract balances as of December 31, 2020. During the nine months ended September 30, 2020, the Company recognized $8.5 million of revenue that was included in the contract balances as of December 31, 2019.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $21.2 million as of September 30, 2021, which the Company primarily expects to recognize over the next 2 years.

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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2021	2020 (As Restated)	2021	2020 (As Restated)
Net income (loss) per share:
Numerator:
Net income (loss)	$3,676	$(12,737)	$12,229	$(28,416)
Denominator:
Weighted-average shares outstanding - basic	108,989	113,828	111,103	113,437
Effect of potential dilutive common shares	4,672	—	3,851	—
Weighted-average shares outstanding - diluted	113,661	113,828	114,954	113,437
Basic net income (loss) per share	$0.03	$(0.11)	$0.11	$(0.25)
Diluted net income (loss) per share	$0.03	$(0.11)	$0.11	$(0.25)
For the three and nine months ended September 30, 2020, an additional 2.0 million and 2.2 million shares, respectively, were excluded from the weighted-average dilutive shares because there was a net loss position for the periods. During the three and nine months ended September 30, 2021, the Company’s stock price exceeded the 2023 Notes' conversion price of $18.93 per share, therefore approximately 1.8 million and 1.0 million shares for the three and nine months ended September 30, 2021, respectively, were included in the weighted-average dilutive shares. Under the treasury stock method, the cumulative dilutive effect of the 2023 Notes would be approximately 9.1 million shares. Refer to Note 10, “Convertible Notes.”

5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the nine months ended September 30, 2021:

(In thousands)	As of December 31, 2020	Adjustment to Goodwill (1)	As of September 30, 2021
Total goodwill	$183,222	$95,869	$279,091
_________________________________________
(1)    In July 2021, the Company acquired AnalogX Inc. (“AnalogX”) and in August 2021, the Company acquired PLDA, which resulted in the Company recognizing additional goodwill. Refer to Note 17, “Acquisitions,” for additional information.

	As of September 30, 2021
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$300,861	$(21,770)	$279,091
Intangible Assets, Net
The components of the Company’s intangible assets as of September 30, 2021 and December 31, 2020 were as follows:

		As of September 30, 2021
(In thousands)	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Existing technology	3 to 10 years	$292,058	$(243,728)	$48,330
Customer contracts and contractual relationships	0.5 to 10 years	37,793	(34,892)	2,901
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	11,200	—	11,200
Total intangible assets		$341,351	$(278,920)	$62,431
_________________________________________
(1)    In July 2021, the Company acquired AnalogX and in August 2021, the Company acquired PLDA, which resulted in the Company recognizing additional intangible assets. Refer to Note 17, “Acquisitions,” for additional information.

		As of December 31, 2020
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$263,789	$(230,950)	$32,839
Customer contracts and contractual relationships	0.5 to 10 years	36,293	(34,245)	2,048
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development (“IPR&D”)	Not applicable	1,600	—	1,600
Total intangible assets		$301,982	$(265,495)	$36,487
Amortization expense for intangible assets for the three and nine months ended September 30, 2021 was $4.2 million and $13.5 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2020 was $4.6 million and $13.8 million, respectively.
The estimated future amortization of intangible assets as of September 30, 2021 was as follows (in thousands):

Years Ending December 31:	Amount
2021 (remaining three months)	$4,010
2022	14,508
2023	13,491
2024	11,180
2025	5,180
Thereafter	2,862
Total amortizable purchased intangible assets	51,231
IPR&D	11,200
Total intangible assets	$62,431

6. Segments and Major Customers
Operating segments are based upon Rambus’ internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of September 30, 2021, the Company has a single operating and reportable segment.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at September 30, 2021 and December 31, 2020, respectively, was as follows:

	As of
Customer	September 30, 2021	December 31, 2020
Customer 1	18%	*
Customer 2	14%	*
Customer 3	10%	13%
Customer 4	*	14%
Customer 5	*	11%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and nine months ended September 30, 2021 and 2020, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2021	2020	2021	2020 (As Restated)
Customer A	23%	12%	21%	13%
Customer B	15%	*	10%	*
Customer C	11%	18%	11%	16%
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period.
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020 (As Restated)
USA	$55,337	$29,068	$147,029	$95,870
Taiwan	4,170	8,234	22,031	19,050
South Korea	1,350	719	3,947	3,240
Japan	3,095	4,175	11,509	16,749
Europe	661	728	2,294	6,410
Canada	19	534	111	1,077
Singapore	8,214	6,754	28,882	23,186
Asia-Other	8,436	6,703	20,720	18,827
Total	$81,282	$56,915	$236,523	$184,409

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

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of September 30, 2021
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$84,158	$84,158	$—	$—	0.03%
U.S. Government bonds and notes	22,052	22,066	2	(16)	0.27%
Corporate notes, bonds and commercial paper	245,805	245,934	23	(152)	0.20%
Total cash equivalents and marketable securities	352,015	352,158	25	(168)
Cash	67,713	67,713	—	—
Total cash, cash equivalents and marketable securities	$419,728	$419,871	$25	$(168)

	As of December 31, 2020
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$18,162	$18,162	$—	$—	0.01%
U.S. Government bonds and notes	169,633	169,670	3	(40)	0.12%
Corporate notes, bonds and commercial paper	253,391	253,412	61	(82)	0.20%
Total cash equivalents and marketable securities	441,186	441,244	64	(122)
Cash	61,463	61,463	—	—
Total cash, cash equivalents and marketable securities	$502,649	$502,707	$64	$(122)
Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	September 30, 2021	December 31, 2020
Cash equivalents	$84,158	$67,504
Short-term marketable securities	267,857	373,682
Total cash equivalents and marketable securities	352,015	441,186
Cash	67,713	61,463
Total cash, cash equivalents and marketable securities	$419,728	$502,649
The Company continues to invest in highly rated and highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020 are as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Less than 12 months
U.S. Government bonds and notes	$18,078	$70,548	$(16)	$(40)
Corporate notes, bonds and commercial paper	150,870	181,349	(152)	(82)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$168,948	$251,897	$(168)	$(122)
The gross unrealized losses at September 30, 2021 and December 31, 2020 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	September 30, 2021
Due less than one year	$164,232
Due from one year through three years	103,625
Total	$267,857
Refer to Note 8, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

8. Fair Value of Financial Instruments
The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the below pricing levels as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$84,158	$84,158	$—	$—
U.S. Government bonds and notes	22,052	—	22,052	—
Corporate notes, bonds and commercial paper	245,805	—	245,805	—
Total available-for-sale securities	$352,015	$84,158	$267,857	$—

	As of December 31, 2020
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$18,162	$18,162	$—	$—
U.S. Government bonds and notes	169,633	—	169,633	—
Corporate notes, bonds and commercial paper	253,391	—	253,391	—
Total available-for-sale securities	$441,186	$18,162	$423,024	$—
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
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of September 30, 2021, the carrying value of the Company’s 25.0% ownership percentage was $2.1 million, which was included in other assets on the accompanying consolidated balance sheets. The Company recorded immaterial amounts on its consolidated statements of operations representing its share of the investee’s loss for the nine months ended September 30, 2021 and 2020.
During the three and nine months ended September 30, 2021 and 2020, there were no transfers of financial instruments between different categories of fair value.

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021			As of December 31, 2020
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the “2023 Notes”)	$172,500	$161,733	$221,173	$172,500	$156,031	$194,709
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 10, “Convertible Notes,” as of September 30, 2021, the convertible notes were carried at their face value of $172.5 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximated fair value due to their short maturities.

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
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of September 30, 2021 (in thousands):

Years ending December 31,	Amount
2021 (remaining three months)	$2,196
2022	7,510
2023	4,708
2024	4,062
2025	4,180
Thereafter	21,735
Total minimum lease payments	44,391
Less: amount of lease payments representing interest	(7,490)
Present value of future minimum lease payments	36,901
Less: current obligations under leases	(6,501)
Long-term lease obligations	$30,400
As of September 30, 2021, the weighted-average remaining lease term for the Company’s operating leases was 8.0 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 4.5%.
Operating lease costs included in research and development and selling, general and administrative costs on the condensed consolidated statements of operations were $1.9 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively. Operating lease costs included in research and development and selling, general and administrative costs on the condensed consolidated statements of operations were $5.6 million and $7.7 million for the nine months ended September 30, 2021 and 2020, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $6.4 million and $5.6 million for the nine months ended September 30, 2021 and 2020, respectively.

10. Convertible Notes
The Company’s convertible notes are shown in the following table:

	As of
(In thousands)	September 30, 2021	December 31, 2020
2023 Notes	$172,500	$172,500
Unamortized discount — 2023 Notes	(10,094)	(15,420)
Unamortized debt issuance costs — 2023 Notes	(673)	(1,049)
Total convertible notes	161,733	156,031
Less current portion	—	—
Total long-term convertible notes	$161,733	$156,031
Interest expense related to the notes for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
2023 Notes coupon interest at a rate of 1.375%	$593	$593	$1,779	$1,779
2023 Notes amortization of discount and debt issuance cost at an additional effective interest rate of 4.9%	1,927	1,823	5,702	5,394
Total interest expense on convertible notes	$2,520	$2,416	$7,481	$7,173

11. Commitments and Contingencies
As of September 30, 2021, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2021	2022	2023	2024	2025
Contractual obligations (1) (2)
Software licenses (3)	$11,393	$3,485	$7,587	$321	$—	$—
Acquisition retention bonuses (4)	9,870	370	5,167	2,167	2,166	—
Convertible notes	172,500	—	—	172,500	—	—
Interest payments related to convertible notes	3,564	—	2,372	1,192	—	—
Total	$197,327	$3,855	$15,126	$176,180	$2,166	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $21.4 million, including $19.8 million recorded as a reduction of long-term deferred tax assets and $1.6 million in long-term income taxes payable as of September 30, 2021. As noted below in Note 14, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
(2)    For the Company’s lease commitments as of September 30, 2021, refer to Note 9, “Leases.”
(3)    The Company has commitments with various software vendors for agreements generally having terms longer than one year.
(4)    In connection with the acquisition of Northwest Logic in the third quarter of 2019, the Secure Silicon IP and Protocols business in the fourth quarter of 2019, and the acquisitions of AnalogX and PLDA in the third quarter of 2021, the Company is obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.
Indemnifications
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this may not always be possible. The fair value of the liability as of September 30, 2021 and December 31, 2020 was not material.

12. Equity Incentive Plans and Stock-Based Compensation
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2020	12,412,320
Stock options forfeited	51,477
Nonvested equity stock and stock units granted (1) (2)	(3,719,258)
Nonvested equity stock and stock units forfeited (1)	1,306,393
Total shares available for grant as of September 30, 2021	10,050,932
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
General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the nine months ended September 30, 2021 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2021.

	Options Outstanding
(In thousands, except per share amounts and years)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	964,211	$11.08
Options granted	—	$—
Options exercised	(176,774)	$10.97
Options forfeited	(51,477)	$15.09
Outstanding as of September 30, 2021	735,960	$10.83	4.4	$8,368
Vested or expected to vest at September 30, 2021	735,700	$10.83	4.4	$8,366
Options exercisable at September 30, 2021	668,111	$10.60	4.1	$7,749
Employee Stock Purchase Plan
Under the 2015 Employee Stock Purchase Plan (“2015 ESPP”), the Company issued 263,933 shares at a price of $11.58 per share and 277,838 shares at a price of $10.51 per share during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, approximately 2.9 million shares under the 2015 ESPP remained available for issuance.
Stock-Based Compensation
For the nine months ended September 30, 2021 and 2020, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.

Stock Options
There were no stock options granted during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the number of stock options granted were not material. During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense related to stock options of $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2020, the Company recorded stock-based compensation expense related to stock options of $0.2 million and $0.4 million, respectively.
As of September 30, 2021, there was $0.6 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.
Employee Stock Purchase Plan
For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.3 million and $1.1 million, respectively. For the three and nine months ended September 30, 2020, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.3 million and $1.1 million, respectively. As of September 30, 2021, there was $0.1 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.
Valuation Assumptions
The fair value of stock awards is estimated as of the grant date using the Black-Scholes-Merton (“BSM”) option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the table below.
There were no stock options granted during the three and nine months ended September 30, 2021. The stock options granted during the three and nine months ended September 30, 2020 were not material.

	Employee Stock Purchase Plan
	Nine Months Ended
	September 30,
	2021	2020
Employee Stock Purchase Plan:
Expected stock price volatility	32%	46%
Risk free interest rate	0.04%	0.12%
Expected term (in years)	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$4.53	$3.50
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and nine months ended September 30, 2021, the Company granted nonvested equity stock units totaling approximately 0.2 million and 2.2 million shares, respectively. During the three and nine months ended September 30, 2020, the Company granted nonvested equity stock units totaling approximately 0.1 million and 1.9 million shares, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and nine months ended September 30, 2021, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $5.5 million and $46.9 million, respectively. For the three and nine months ended September 30, 2020, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $0.9 million and $30.2 million, respectively. During the first quarters of 2021 and 2020, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of approximately $7.1 million and $20.0 million, respectively, related to all outstanding nonvested equity stock grants. For the three and nine months ended September 30, 2020, the Company recorded stock-based compensation expense of approximately $6.3 million and $18.1 million, respectively, related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $48.8 million at September 30, 2021. This amount is expected to be recognized over a weighted-average period of 2.2 years.
The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2021:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2020	4,851,265	$12.82
Granted	2,231,223	$21.00
Vested	(1,438,169)	$12.39
Forfeited	(686,279)	$15.06
Nonvested at September 30, 2021	4,958,040	$16.32

13. Stockholders’ Equity
Share Repurchase Programs
On October 29, 2020, the Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the nine months ended September 30, 2021, the Company repurchased shares of its common stock under the 2020 Repurchase Program as discussed below.
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
On June 15, 2021, the Company entered into an accelerated share repurchase program with Deutsche Bank (the “2021 ASR Program”). The 2021 ASR Program was part of the share repurchase program previously authorized by the Company’s Board on October 29, 2020. Under the 2021 ASR Program, the Company pre-paid to Deutsche Bank the $100.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 3.9 million shares of its common stock from Deutsche Bank in the second quarter of 2021, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock. In October 2021, the accelerated share repurchase program was completed and the Company received an additional 0.4 million shares of its common stock as the final settlement of the accelerated share repurchase program.
During the nine months ended September 30, 2021, there were no other repurchases of the Company’s common stock under the 2020 Repurchase Program.
As of September 30, 2021, there remained an outstanding authorization to repurchase approximately 13.4 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.
The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the nine months ended September 30, 2021, the cumulative price of $77.2 million was recorded as an increase to accumulated deficit.

14. Income Taxes
The Company recorded a provision for income taxes of $1.1 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and $3.2 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively. The provision for income taxes for the three and nine months ended September 30, 2021 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2021, tax on Canadian capital gains related to the acquisition of AnalogX, and indefinite-lived intangible tax amortization expense. The provision for income taxes for the three and nine months ended September 30, 2020 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the projected annual effective tax rate for the foreign jurisdictions for 2020, partial California deferred tax asset valuation allowance release, and indefinite-lived intangible tax amortization expense.
During the three months ended September 30, 2021 and 2020, the Company paid withholding taxes of $5.0 million and $5.2 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company paid withholding taxes of $15.4 million and $14.8 million, respectively.
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
As of September 30, 2021, the Company had approximately $143.4 million of unrecognized tax benefits, including $19.8 million recorded as a reduction of long-term deferred tax assets, $122.0 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea (Korea), and $1.6 million recorded in long-term income taxes payable. If recognized, $1.6 million would be recorded as an income tax benefit. As a result of recent court rulings in Korea, the Company has determined that they may be entitled to refund claims for foreign taxes previously withheld from licensees in Korea. The Company recognizes that there are numerous risks and uncertainties associated with the ultimate collection of this refund and has therefore maintained an offsetting reserve for the entire amount of refundable withholding taxes previously withheld in Korea. As of December 31, 2020, the Company had $134.0 million of unrecognized tax benefits, including $23.6 million recorded as a reduction of long-term deferred tax assets, $109 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $1.9 million recorded in long-term income taxes payable.
Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision. At September 30, 2021 and December 31, 2020, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India, the U.K., the Netherlands and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2017 and forward. The California returns are subject to examination from 2017 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are subject to examination from fiscal year ending March 2012 and forward. The Company is currently under examination by New York for the 2017 through 2019 tax years. The Company settled its 2010, 2016 and 2018 audits with the California Franchise Tax Board during the third quarter of 2021, agreeing to the immaterial adjustments proposed. The Company’s India subsidiary is under examination by the Indian tax administration for tax years beginning with 2011, except for 2014, which was assessed in the Company’s favor. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.
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

16. Restructuring Charges
2020 Restructuring Plan
In November 2020, the Company initiated a restructuring plan to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2020 Restructuring Plan”). In connection with this restructuring plan, the Company initiated a plan of termination resulting in a reduction of approximately 70 employees. During the nine months ended September 30, 2021, the Company recorded additional charges of approximately $0.4 million related primarily to the reduction in workforce. No charges were recorded during the three months ended September 30, 2021. The 2020 Restructuring Plan was completed in the second quarter of 2021.
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

17. Acquisitions
AnalogX Inc.
On July 2, 2021 (the “AnalogX Closing Date”), the Company completed its acquisition of AnalogX, a premier interconnect IP company, by acquiring all of its outstanding shares. The Company acquired AnalogX for total consideration of approximately $47.5 million, including certain adjustments for working capital, which consisted of $40.4 million in initial cash consideration at the AnalogX Closing Date and additional deferred payments totaling approximately $7.4 million, initially recorded at its present value of approximately $7.1 million, (the “Deferred Payments”). The Deferred Payments will be paid in cash over three years following the AnalogX Closing Date, in three installments on each of the dates that are 12 months, 24 months and 36 months following the AnalogX Closing Date. A portion of the purchase price, $5.9 million of the consideration, was deposited into an escrow account to fund indemnification obligations and other contractual provisions, to be released 12 months after the AnalogX Closing Date. The addition of the technology and expertise from AnalogX augments the Company’s SerDes offerings and CXL memory interconnect initiative.
As part of the acquisition, the Company agreed to pay certain AnalogX employees $3.5 million in cash over three years following the AnalogX Closing Date (the “AnalogX Retention Bonus”), to be paid in three equal installments on each of the dates that are 12 months, 24 months and 36 months following the AnalogX Closing Date. The AnalogX Retention Bonus payouts are subject to the condition of continued employment. Therefore, the AnalogX Retention Bonus payouts will be treated as compensation and will be expensed ratably over the retention period.
As of September 30, 2021, the Company had incurred approximately $0.8 million in external acquisition costs in connection with the transaction, which were expensed as incurred.
The purchase price allocation and related accounting for this acquisition is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and the Company’s estimates and assumptions for the acquisition are subject to change if the Company obtains additional information during the measurement period.
The fair value of the intangible assets acquired was determined by management primarily by using the estimated current replacement cost under the cost approach. The fair values of the remaining assets acquired and liabilities assumed approximated their carrying values at the AnalogX Closing Date. The Company performed a valuation of the net assets acquired as of the AnalogX Closing Date.
The total consideration from the acquisition was preliminarily allocated as follows:

(In thousands)	Total
Cash and cash equivalents	$2,763
Accounts receivable	280
Unbilled receivables	1,566
Prepaid expenses and other current assets	1,354
Identified intangible assets	6,800
IPR&D	3,800
Goodwill	38,326
Property, plant and equipment, net	118
Accounts payable	(1,112)
Deferred revenue	(23)
Income taxes payable	(6,144)
Other current liabilities	(215)
Total	$47,513
The goodwill arising from the acquisition is primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of the acquired business. Approximately $26.9 million of the goodwill is expected to be deductible for tax purposes.
The identified intangible assets assumed in the acquisition of AnalogX were recognized as follows based upon their estimated fair values as of the acquisition date:

	Total	Estimated Weighted-Average Useful Life
	(in thousands)	(in years)
Existing technology	$6,300	5 years
Customer contracts and contractual relationships	500	2 years
IPR&D	3,800	Not applicable
Total	$10,600
IPR&D consists of multiple projects relating to the development of various high-speed SerDes technologies. The projects are expected to be completed within the next three years. The acquired IPR&D will not be amortized until completion of the related products, which is determined by when the underlying project reaches technological feasibility and commences commercial production. Upon completion, the IPR&D projects will be amortized over their useful lives, which are expected to range between three years and five years.

PLDA Group
On June 16, 2021, the Company announced that it had entered into an agreement to acquire PLDA, a provider of high-speed interconnect solutions. On August 18, 2021 (the “PLDA Closing Date”), the Company completed its acquisition of PLDA by acquiring all of its outstanding shares. Under the terms of the Share Purchase Agreement, the total consideration of approximately $85.6 million is comprised of $67.1 million in closing cash consideration, 0.3 million shares of the Company’s common stock (valued based on the Company’s closing stock price at the PLDA Closing Date, which amounted to approximately $6.9 million) and up to an additional $21.0 million to be paid in shares of common stock, currently valued at $11.6 million (the “fair value of the earn-out liability”), subject to certain revenue targets of the acquired business for the next three years. The fair value of the earn-out liability will be remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period. The Company has classified its liability for the contingent earn-out consideration related to the PLDA acquisition within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. A portion of the purchase price, $10.0 million of the consideration, was deposited into an escrow account to fund indemnification obligations and other contractual provisions, to be released 24 months after the PLDA Closing Date. The addition of the technology and expertise from PLDA augments the Company’s digital controller IP and CXL memory interconnect initiative.
As part of the acquisition, the Company agreed to pay certain PLDA employees $3.0 million in cash over three years following the PLDA Closing Date (the “PLDA Retention Bonus”), to be paid in three equal installments on each of the dates that are 12 months, 24 months and 36 months following the PLDA Closing Date. The PLDA Retention Bonus payouts are subject to the condition of continued employment. Therefore, the PLDA Retention Bonus payouts will be treated as compensation and will be expensed ratably over the retention period.
As of September 30, 2021, the Company had incurred approximately $1.4 million in external acquisition costs in connection with the transaction, which were expensed as incurred.
The purchase price allocation and related accounting for this acquisition is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and the Company’s estimates and assumptions for the acquisition are subject to change if the Company obtains additional information during the measurement period.
The fair value of the intangible assets acquired was determined by management primarily by using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the existing technologies less charges representing the contribution of other assets to those cash flows. The fair values of the remaining assets acquired and liabilities assumed approximated their carrying values at the PLDA Closing Date. The Company performed a valuation of the net assets acquired as of the PLDA Closing Date.
The total consideration from the acquisition was preliminarily allocated as follows:

(In thousands)	Total
Cash and cash equivalents	$5,820
Accounts receivable	2,233
Inventories	125
Prepaid expenses and other current assets	836
Identified intangible assets	21,400
IPR&D	7,400
Goodwill	57,543
Property, plant and equipment, net	679
Operating lease right-of-use asset	864
Other assets	339
Accounts payable	(1,046)
Accrued salaries and benefits	(814)
Deferred revenue	(514)
Income taxes payable	(118)
Operating lease liability	(852)
Deferred tax liability	(8,180)
Other current liabilities	(74)
Total	$85,641
The goodwill arising from the acquisition is primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of the acquired business. This goodwill is not expected to be deductible for tax purposes.
The identified intangible assets assumed in the acquisition of PLDA were recognized as follows based upon their estimated fair values as of the acquisition date:

	Total	Estimated Weighted-Average Useful Life
	(in thousands)	(in years)
Existing technology	$20,400	3 to 5 years
Customer contracts and contractual relationships	1,000	2 years
IPR&D	7,400	Not applicable
Total	$28,800
IPR&D consists of multiple projects relating to the development of PLDA’s PCIe Gen 6 and CXL 3.0 technologies. The projects are expected to be completed within the next 12 months. The acquired IPR&D will not be amortized until completion of the related products which are determined by when the underlying project reaches technological feasibility and commences commercial production. Upon completion, the IPR&D projects will be amortized over their respective useful life, which are expected to range between three years and five years.
Pro Forma Combined Consolidated Financial Information
The following pro forma financial information presents the combined results of operations for the Company and AnalogX and PLDA as if the acquisitions had occurred on January 1, 2020. The pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisitions actually taken place on January 1, 2020, and should not be taken as indicative of future consolidated operating results. Additionally, the pro forma financial results do not include any anticipated synergies or other expected benefits from the acquisitions (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	$82,965	$62,119	$247,180	$195,347
Net income (loss)	$5,147	$(15,205)	$10,388	$(32,952)
The pro forma net income for 2021 was adjusted to exclude $2.2 million of acquisition-related costs incurred in the three and nine months ended September 30, 2021. Consequently, the pro forma net loss for 2020 was adjusted to include these costs.

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
The following information has been adjusted to reflect the restatement of our consolidated financial statements for the three and nine months ended September 30, 2020 as described in Note 1, “Restatement of Condensed Consolidated Financial Statements and Immaterial Correction of Prior-Period Error,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

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
Executive Summary
The Company’s continued execution delivered strong results during the third quarter, driven by continued demand in our memory interface chips, continued design wins in Silicon IP and continued stability from our royalties revenue. We also closed our acquisitions of AnalogX Inc. (“AnalogX”) and PLDA Group (“PLDA”), bolstering our Silicon IP business and CXL Memory Interconnect Initiative.
Key 2021 third quarter financial results included:
•Revenue of $81.3 million;
•Operating expenses of $58.2 million; and
•Net cash provided by operating activities of $46.0 million.
Operational Highlights
Revenue Sources
The Company’s consolidated revenue is comprised of product revenue, contract and other revenue and royalties.
Product revenue consists primarily of memory interface chips and is a significant and growing segment of the business. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 45% and 42% of our consolidated revenue for the three and nine months ended September 30, 2021, as compared to 52% and 50% for the three and nine months ended September 30, 2020.
Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other include our IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 14% of our consolidated revenue for both the three and nine months ended September 30, 2021, as compared to 19% for both the three and nine months ended September 30, 2020.
Royalty revenue is derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in term up to ten years and define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Broadcom, Cisco, CXMT, IBM, Infineon, Kioxia, Marvell, Mediatek, Micron, Nanya, NVIDIA, Panasonic, Phison, Qualcomm, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, Winbond, and Xilinx have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Revenues from royalties accounted for 41% and 44% of our consolidated revenue for the three and nine months ended September 30, 2021, as compared to 29% and 31% for the three and nine months ended September 30, 2020.
Costs and Expenses
Cost of product revenue for the three months ended September 30, 2021 increased approximately $3.5 million as compared to the same period in 2020. Cost of product revenue for the nine months ended September 30, 2021 increased approximately $5.7 million as compared to the same period in 2020. The increase in both periods was primarily due to increases in sales volumes during the respective periods.
Cost of contract and other revenue for the three months ended September 30, 2021 increased by approximately $0.2 million as compared to the same period in 2020. Cost of contract and other revenue for the nine months ended September 30, 2021 was flat as compared to the same period in 2020.
Research and development expenses continue to play a key role in our efforts to drive our product innovations. Our research and development expenses for the three months ended September 30, 2021 increased $1.9 million as compared to the same period in 2020, primarily due to increased prototyping costs of $1.2 million, consulting costs of $0.6 million, facilities costs of $0.4 million, equipment maintenance costs of $0.2 million, offset by decreased engineering development tool costs of $0.3 million, headcount-related expenses of $0.2 million and legal patent costs of $0.2 million. Research and development expenses for the nine months ended September 30, 2021 decreased $5.7 million as compared to the same period in 2020, primarily due to decreased headcount-related expenses of $2.2 million, retention bonus expense related to acquisitions of $1.5 million, engineering development tool costs of $1.4 million, facilities costs of $1.2 million and allocated information technology costs of $1.0 million, offset by increased consulting costs of $0.8 million and prototyping costs of $0.6 million.
Sales, general and administrative expenses for the three months ended September 30, 2021 increased $2.0 million as compared to the same period in 2020, primarily due to increased depreciation expense of $0.6 million, stock-based compensation expense of $0.6 million, acquisition-related costs (including retention bonus expense) of $0.3 million and consulting costs of $0.3 million. Sales, general and administrative expenses for the nine months ended September 30, 2021 increased $2.8 million as compared to the same period in 2020, primarily due to increased consulting, legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters, acquisition-related costs (including retention bonus expense) of $1.5 million, stock-based compensation expense of $1.5 million and allocated information technology costs of $1.0 million, offset by decreased facilities costs of $1.9 million, headcount-related expenses of $0.9 million, other consulting costs of $0.6 million, equipment maintenance costs of $0.5 million and bonus accrual expense of $0.5 million.
Intellectual Property
As of September 30, 2021, our semiconductor, security, and other technologies are covered by 2,369 U.S. and foreign patents. Additionally, we have 584 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.
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
We have a high degree of revenue concentration. Our top five customers represented approximately 59% and 54% of our revenue for the three and nine months ended September 30, 2021 as compared to 49% and 48% for the three and nine months ended September 30, 2020. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation, and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 32% and 38% of our total revenue for the three and nine months ended September 30, 2021 as compared to 49% and 48% for the three and nine months ended September 30, 2020. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
The royalties we receive from our semiconductor customers are partly a function of the adoption of our technologies by system companies. Many system companies purchase semiconductors containing our technologies from our customers and do not have a direct contractual relationship with us. Our customers generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. Several of our licensees have renewed or extended their license agreements with us during the nine months ended September 30, 2021 including Qualcomm, Kioxia and Western Digital.
As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisitions that are aligned with our core business and designed to supplement our growth, including the 2021 acquisitions of AnalogX and PLDA, as well as the 2019 acquisitions of Northwest Logic and the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure. Similarly, we evaluate our current businesses and technologies that are not aligned with our core business for potential divestiture, such as the sale of our Payments and Ticketing businesses to Visa International Service Association in 2019. We expect to continue to evaluate and potentially enter into strategic acquisitions or divestitures which may adversely impact our business and operating results.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020 (As Restated)	2021	2020 (As Restated)
Revenue:
Product revenue	45.1%	52.3%	41.7%	50.0%
Royalties	40.7%	29.2%	43.9%	30.8%
Contract and other revenue	14.2%	18.5%	14.4%	19.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	16.2%	17.0%	15.2%	16.4%
Cost of contract and other revenue	1.8%	2.2%	1.7%	2.2%
Amortization of acquired intangible assets	4.7%	7.6%	5.4%	7.0%
Total cost of revenue	22.7%	26.8%	22.3%	25.6%
Gross profit	77.3%	73.2%	77.7%	74.4%
Operating expenses:
Research and development	43.8%	59.3%	42.0%	57.0%
Sales, general and administrative	27.3%	35.5%	28.7%	35.3%
Amortization of acquired intangible assets	0.4%	0.4%	0.3%	0.5%
Restructuring charges	—%	—%	0.2%	0.5%
Change in fair value of earn-out liability	—%	—%	—%	(1.0)%
Total operating expenses	71.5%	95.2%	71.2%	92.3%
Operating income (loss)	5.8%	(22.0)%	6.5%	(17.9)%
Interest income and other income (expense), net	3.4%	6.2%	3.4%	8.0%
Interest expense	(3.4)%	(4.5)%	(3.3)%	(4.2)%
Interest and other income (expense), net	—%	1.7%	0.1%	3.8%
Income (loss) before income taxes	5.8%	(20.3)%	6.6%	(14.1)%
Provision for income taxes	1.3%	2.1%	1.4%	1.3%
Net income (loss)	4.5%	(22.4)%	5.2%	(15.4)%

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2021	2020	Percentage	2021	2020 (As Restated)	Percentage
Total revenue:
Product revenue	$36.7	$29.8	23.3%	$98.7	$92.2	7.0%
Royalties	33.1	16.6	99.0%	103.8	56.8	82.7%
Contract and other revenue	11.5	10.5	9.3%	34.0	35.4	(3.7)%
Total revenue	$81.3	$56.9	42.8%	$236.5	$184.4	28.3%
Product Revenue
Product revenue consists of revenue from the sale of memory and security products. Product revenue increased approximately $6.9 million to $36.7 million for the three months ended September 30, 2021 from $29.8 million for the same period in 2020. Product revenue increased approximately $6.5 million to $98.7 million for the nine months ended September 30, 2021 from $92.2 million for the same period in 2020. The increase in both periods was due to higher sales of our memory interface chips.
We believe that product revenue will continue to increase in 2021 as compared to 2020, mainly from the sale of our memory interface chips. However, our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers and our ability to meet our customers’ demands.

Royalties
Our royalties, which include patent and technology license royalties, increased approximately $16.5 million to $33.1 million for the three months ended September 30, 2021 from $16.6 million for the same period in 2020. Our royalty revenue increased approximately $47.0 million to $103.8 million for the nine months ended September 30, 2021 from $56.8 million for the same period in 2020. The increase in both periods was primarily due to the timing and structure of renewals.
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
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development projects. Contract and other revenue increased approximately $1.0 million to $11.5 million for the three months ended September 30, 2021 from $10.5 million for the same period in 2020. The increase was primarily due to higher support revenue. Contract and other revenue decreased approximately $1.4 million to $34.0 million for the nine months ended September 30, 2021 from $35.4 million for the same period in 2020. The decrease was primarily due to lower revenue associated with our Silicon IP offerings.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables, and the changes to work required, as well as new technology development contracts booked in the future.
Cost of Product Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2021	2020	Percentage	2021	2020	Percentage
Cost of product revenue	$13.2	$9.7	36.2%	$36.0	$30.3	18.9%
Cost of product revenue increased approximately $3.5 million to $13.2 million for the three months ended September 30, 2021 from $9.7 million for the same period in 2020. Cost of product revenue increased approximately $5.7 million to $36.0 million for the nine months ended September 30, 2021 from $30.3 million for the same period in 2020. The increase for both periods was primarily due to increases in sales volumes during the respective periods.
In the near term, we expect costs of product revenue to continue to be higher as we expect higher sales of our various products in 2021 as compared to 2020.
Cost of Contract and Other Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2021	2020	Percentage	2021	2020	Percentage
Cost of contract and other revenue	$1.5	$1.3	14.9%	$4.0	$4.0	—%
Cost of contract and other revenue for the three months ended September 30, 2021 increased by approximately $0.2 million as compared to the same period in 2020. Cost of contract and other revenue for the nine months ended September 30, 2021 was flat as compared to the same period in 2020.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2021	2020	Percentage	2021	2020	Percentage
Research and development expenses:
Research and development expenses	$33.0	$31.1	6.0%	$91.7	$97.3	(5.8)%
Stock-based compensation	2.6	2.6	—%	7.7	7.8	(0.8)%
Total research and development expenses	$35.6	$33.7	5.5%	$99.4	$105.1	(5.4)%
Total research and development expenses increased $1.9 million for the three months ended September 30, 2021 as compared to the same period in 2020, primarily due to increased prototyping costs of $1.2 million, consulting costs of $0.6 million, facilities costs of $0.4 million, equipment maintenance costs of $0.2 million, offset by decreased engineering development tool costs of $0.3 million, headcount-related expenses of $0.2 million and legal patent costs of $0.2 million.
Total research and development expenses decreased $5.7 million for the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to decreased headcount-related expenses of $2.2 million, retention bonus expense related to acquisitions of $1.5 million, engineering development tool costs of $1.4 million, facilities costs of $1.2 million and allocated information technology costs of $1.0 million, offset by increased consulting costs of $0.8 million and prototyping costs of $0.6 million.
In the near term, we expect research and development expenses to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2021	2020	Percentage	2021	2020 (As Restated)	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses	$17.4	$16.0	9.2%	$54.7	$53.3	2.4%
Stock-based compensation	4.8	4.2	13.1%	13.3	11.9	12.4%
Total sales, general and administrative expenses	$22.2	$20.2	10.0%	$68.0	$65.2	4.2%
Total sales, general and administrative expenses increased $2.0 million for the three months ended September 30, 2021 as compared to the same period in 2020, primarily due to increased depreciation expense of $0.6 million, stock-based compensation expense of $0.6 million, acquisition-related costs (including retention bonus expense) of $0.3 million and consulting costs of $0.3 million.
Total sales, general and administrative expenses increased $2.8 million for the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to increased consulting, legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters, acquisition-related costs (including retention bonus expense) of $1.5 million, stock-based compensation expense of $1.5 million and allocated information technology costs of $1.0 million, offset by decreased facilities costs of $1.9 million, headcount-related expenses of $0.9 million, other consulting costs of $0.6 million, equipment maintenance costs of $0.5 million and bonus accrual expense of $0.5 million.
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

Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2021	2020	Percentage	2021	2020	Percentage
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$3.8	$4.3	(12.1)%	$12.6	$13.0	(2.9)%
Amortization of acquired intangible assets included in total operating expenses	0.4	0.2	52.1%	0.8	0.8	—%
Total amortization of acquired intangible assets	$4.2	$4.5	(8.7)%	$13.4	$13.8	(2.8)%
Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the three and nine months ended September 30, 2021 decreased as compared to the same periods in 2020.
Restructuring Charges

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2021	2020	Percentage	2021	2020	Percentage
Restructuring charges	$—	$—	—%	$0.4	$0.8	(56.0)%
In November 2020, we initiated a restructuring plan to reduce overall expenses to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2020 Restructuring Plan”). During the nine months ended September 30, 2021, we recorded additional restructuring charges of $0.4 million, primarily related to headcount costs.
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
Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2021	2020 (As Restated)	Percentage	2021	2020 (As Restated)	Percentage
Interest income and other income (expense), net	$2.7	$3.6	(23.3)%	$8.1	$14.7	(44.9)%
Interest expense	(2.7)	(2.6)	3.3%	(8.0)	(7.7)	3.2%
Interest and other income (expense), net	$0.1	$1.0	(94.4)%	$0.1	$7.0	(98.3)%
Interest income and other income (expense), net, consists primarily of interest income of $2.2 million and $7.4 million for the three and nine months ended September 30, 2021, respectively, due to the significant financing component of licensing agreements. Interest income and other income (expense), net, also includes interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
Interest expense primarily consists of interest expense associated with the non-cash interest expense related to the amortization of the debt discount and issuance costs on the 1.375% convertible senior notes due 2023 (the “2023 Notes”), as well as the coupon interest related to these notes. We expect our non-cash interest expense to increase steadily as the notes reach maturity.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2021	2020 (As Restated)	Percentage	2021	2020 (As Restated)	Percentage
Provision for income taxes	$1.1	$1.2	(11.0)%	$3.2	$2.3	37.4%
Effective tax rate	22.6%	(10.4)%		20.7%	(8.9)%

The provision for income taxes reported for the three and nine months ended September 30, 2021 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2021, tax on Canadian capital gains related to the acquisition of AnalogX, and indefinite-lived intangible tax amortization expense. Our income tax provision for the three months ended September 30, 2021 and 2020 reflected an effective tax rate of 22.6% and (10.4)%, respectively. Our income tax provision for the nine months ended September 30, 2021 and 2020 reflected an effective tax rate of 20.7% and (8.9)%, respectively. Our effective tax rate for the three and nine months ended September 30, 2021 differed from the statutory rate primarily due to foreign tax credits and the full valuation allowance against U.S. deferred tax assets. Our effective tax rate for the three and nine months ended September 30, 2020 differed from the statutory rate primarily due to U.S. and foreign current taxes payable and no benefit for current losses due to the full valuation allowance against U.S. deferred tax assets.
During the three months ended September 30, 2021 and 2020, we paid withholding taxes of $5.0 million and $5.2 million, respectively. During the nine months ended September 30, 2021 and 2020, we paid withholding taxes of $15.4 million and $14.8 million, respectively.
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

Liquidity and Capital Resources

	As of
(In millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$151.9	$129.0
Marketable securities	267.8	373.6
Total cash, cash equivalents, and marketable securities	$419.7	$502.6

	Nine Months Ended
	September 30,
(In millions)	2021	2020 (As Restated)
Net cash provided by operating activities	$137.0	$143.4
Net cash provided by (used in) investing activities	$1.1	$(146.1)
Net cash used in financing activities	$(114.9)	$(9.9)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the nine months ended September 30, 2021 were funded primarily from cash collected from our customers.
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
On June 15, 2021, we entered into the 2021 ASR Program with Deutsche Bank. The 2021 ASR Program was part of the 2020 Repurchase Program. Under the 2021 ASR Program, we pre-paid to Deutsche Bank the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.9 million shares of our common stock from Deutsche Bank in the second quarter of 2021, which were retired and recorded as $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. In October 2021, the accelerated share repurchase program was completed and we received an additional 0.4 million shares of our common stock as the final settlement of the accelerated share repurchase program.
As of September 30, 2021, there remained an outstanding authorization to repurchase approximately 13.4 million shares of our outstanding common stock under the 2020 Repurchase Program. Refer to “Share Repurchase Program” below.
Operating Activities
Cash provided by operating activities of $137.0 million for the nine months ended September 30, 2021 was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the nine months ended September 30, 2021 primarily included decreases in unbilled receivables, inventories, prepaids and other current assets and an increase in deferred revenue, offset by an increase in accounts receivable, as well as decreases in income taxes payable, accrued salaries and benefits and operating lease liabilities.
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
Investing Activities
Cash provided by investing activities of $1.1 million for the nine months ended September 30, 2021 consisted of proceeds from the maturities and sale of available-for-sale marketable securities of $297.8 million and $227.0 million, respectively, offset by purchases of available-for-sale marketable securities of $419.1 million, $97.1 million paid for the acquisitions of AnalogX and PLDA, net of total cash acquired of $8.6 million, and $7.5 million paid to acquire property, plant and equipment.

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
Financing Activities
Cash used in financing activities of $114.9 million for the nine months ended September 30, 2021 was primarily due to an aggregate payment of $100.0 million to Deutsche Bank as part of the 2021 ASR Program. We also paid $10.0 million in payments of taxes on restricted stock units, $9.8 million under installment payment arrangements to acquire fixed assets and $0.1 million in fees related to the 2021 ASR Program, offset by $5.0 million in proceeds from the issuance of common stock under equity incentive plans.
Cash used in financing activities of $9.9 million for the nine months ended September 30, 2020 was primarily due to $9.2 million in payments under installment payment arrangements to acquire fixed assets and $8.8 million in payments of taxes on restricted stock units, offset by $8.1 million in proceeds from the issuance of common stock under equity incentive plans.

Contractual Obligations
As of September 30, 2021, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2021	2022	2023	2024	2025
Contractual obligations (1) (2)
Software licenses (3)	$11,393	$3,485	$7,587	$321	$—	$—
Acquisition retention bonuses (4)	9,870	370	5,167	2,167	2,166	—
Convertible notes	172,500	—	—	172,500	—	—
Interest payments related to convertible notes	3,564	—	2,372	1,192	—	—
Total	$197,327	$3,855	$15,126	$176,180	$2,166	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $21.4 million, including $19.8 million recorded as a reduction of long-term deferred tax assets and $1.6 million in long-term income taxes payable as of September 30, 2021. As noted in Note 14, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.
(2)    For our lease commitments as of September 30, 2021, refer to Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
(3)    We have commitments with various software vendors for agreements generally having terms longer than one year.
(4)    In connection with the acquisition of Northwest Logic in the third quarter of 2019, the Secure Silicon IP and Protocols business in the fourth quarter of 2019, and the acquisitions of AnalogX and PLDA in the third quarter of 2021, we are obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.

Share Repurchase Program
On October 29, 2020, our Board approved the 2020 Repurchase Program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the nine months ended September 30, 2021, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed below.
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
On June 15, 2021, we entered into the 2021 ASR Program with Deutsche Bank. The 2021 ASR Program was part of the share repurchase program previously authorized by our Board on October 29, 2020. Under the 2021 ASR Program, we pre-paid to Deutsche Bank the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.9 million shares of our common stock from Deutsche Bank in the second quarter of 2021, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. In October 2021, the accelerated share repurchase program was completed and we received an additional 0.4 million shares of our common stock as the final settlement of the accelerated share repurchase program.
During the nine months ended September 30, 2021, there were no other repurchases of our common stock under the 2020 Repurchase Program.
As of September 30, 2021, there remained an outstanding authorization to repurchase approximately 13.4 million shares of our outstanding common stock under the 2020 Repurchase Program.
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss, similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of September 30, 2021, we had an investment portfolio of fixed income marketable securities of $352.0 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of September 30, 2021, the fair value of the portfolio would decline by approximately $2.4 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in France, the Netherlands and the United Kingdom, design centers in Canada, India, Bulgaria and Finland and small business development offices in Australia, China, Japan, Korea and Taiwan. We monitor our foreign currency exposure; however, as of September 30, 2021, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to a previously reported material weakness in our internal control over financial reporting.
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

Other than the items described above, there have not been any changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2021, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
•We identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021, which resulted in a restatement of our 2020 and 2019 consolidated financial statements included in our Form 10-K for the year ended December 31, 2020 and our March 31, 2020, June 30, 2020 and September 30, 2020 condensed consolidated financial statements included in our Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, respectively. In the future we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 54% and 48% of our revenue for the nine months ended September 30, 2021 and 2020, respectively. Additionally, our top five customers represented approximately 46% and 45% of our revenues for the years ended December 31, 2020 and 2019, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
In some regions, markets, or industries where COVID-19 has driven an increase in sales for our products, the demand may not be sustainable if conditions change. The reopening of offices may also generate demand for our products that may be temporary. Additionally, stronger demand globally has limited the availability of capacity and components in our supply chain, which could cause us to order an excess amount if demand changes, pay higher prices, or limit our ability to obtain supply at necessary levels or at all. As the COVID-19 pandemic continues, the timing and overall demand from customers and the availability of supply chain, logistical services and component supply may have a material net negative impact on our business and financial results.

In addition, the COVID-19 pandemic or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may impact overall technology spending, adversely affecting demand for our products and impacting our operating results. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods. Furthermore, such disruption in the global financial markets may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our liquidity.

In addition, the COVID-19 pandemic continues to evolve rapidly, with the status of operations and government restrictions evolving weekly. Although the magnitude of the impact of the COVID-19 pandemic on our business and operations remains uncertain, the extent to which the outbreak impacts our business, financial condition, operating results and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration, severity and continued spread of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the duration, timing and severity of the impact on customer spending, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We may also suffer from any of the foregoing disruptions if COVID-19 experiences a resurgence in any particular country or region in the future.

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
From time to time, we engage in acquisitions, strategic transactions, strategic investments, divestitures and potential discussions with respect thereto. For example, in 2019, we acquired Northwest Logic and the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure. Further, we acquired AnalogX Inc. (“AnalogX”) in July 2021 and PLDA Group (“PLDA”) in August 2021. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, including if we are unable to close any pending acquisitions. For example, for any pending or completed acquisitions, we may discover unidentified issues not discovered in due diligence, and we may be subject to regulatory approvals or liabilities that are not covered by indemnification protection or become subject to litigation.
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
For the nine months ended September 30, 2021 and 2020, revenues received from our international customers constituted approximately 38% and 48%, respectively, of our total revenue. Additionally, for the years ended December 31, 2020 and 2019, revenues received from our international customers constituted approximately 44% and 41%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
We currently have international business operations in the United Kingdom, France, the Netherlands and Bulgaria, international design operations in Canada, India, Finland, France and Bulgaria, and business development operations in China, Japan, Korea, and Taiwan. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:
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

All of our officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Any changes in our senior management team in particular, even in the ordinary course of business, may be disruptive to our business. For example, in October 2021, we announced the resignation of our chief financial officer and the appointment of our current chief accounting officer as interim chief financial officer, to be effective as of November 15, 2021. We are currently undergoing a search for a new chief financial officer and will likely hire a replacement in the near future. While we seek to manage these transitions carefully, including by establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruptions to our business. If our senior management team fails to work together effectively or execute our plans and strategies on a timely basis as a result of management turnover or otherwise, our business could be harmed.
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
Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in the San Francisco Bay Area in the United States, Canada, the Netherlands, France, Bulgaria, Taiwan and India. The San Francisco Bay Area is in close proximity to known earthquake fault zones. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should a catastrophe disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, so any resultant work stoppage could have a negative effect on our operating results. We also rely on our network infrastructure and technology systems for operational support and business activities which are subject to physical and cyber damage, and also susceptible to other related vulnerabilities common to networks and computer systems. Acts of terrorism, widespread illness, or global pandemics, including the current Novel Coronavirus (COVID-19) pandemic, war and any event that causes failures or interruption in our network infrastructure and technology systems could have a negative effect at our international and domestic facilities and could harm our business, financial condition, and operating results.
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
We identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021 which resulted in a restatement of our 2020 and 2019 consolidated financial statements included in our Form 10-K for the year ended December 31, 2020 and our March 31, 2020, June 30, 2020 and September 30, 2020 condensed consolidated financial statements included in our Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, respectively. In the future we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
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
On October 29, 2020, our Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. As part of the broader share repurchase program authorized by our Board on October 29, 2020, we entered into an accelerated share repurchase program with Deutsche Bank AG, London Branch as counterparty, through its agent Deutsche Bank Securities Inc. (“Deutsche Bank”) on November 11, 2020 (the “2020 ASR Program”), which was completed in the second quarter of 2021. Also in the second quarter of 2021, we entered into another accelerated share repurchase program with Deutsche Bank on June 15, 2021 (the “2021 ASR Program”). After giving effect to the 2020 and 2021 ASR programs, detailed in the table below, we had remaining authorization to repurchase approximately 13.4 million shares. See Note 13, “Stockholders’ Equity,” Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Cumulative shares repurchased as of December 31, 2020 (1)	2,616,089	$18.63	2,616,089	17,383,911
April 1, 2021 - May 31, 2021 (1)	68,435	$18.63	68,435	17,315,476
June 1, 2021 - June 30, 2021 (2)	3,946,719	N/A (3)	3,946,719	13,368,757
Cumulative shares repurchased as of September 30, 2021	6,631,243		6,631,243
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
(2)    In June 2021, we entered into the 2021 ASR Program with Deutsche Bank to repurchase an aggregate of $100.0 million of our common stock. We made an upfront payment of $100.0 million pursuant to the accelerated share repurchase program and received an initial delivery of 3.9 million shares which were retired and recorded as a $80.0 million reduction to stockholders' equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. In October 2021, the accelerated share repurchase program was completed and we received an additional 0.4 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program.
(3)    N/A—The average price paid per share will be determined at the end of the current accelerated share repurchase program.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1(1)	Employment Agreement for Interim Vice President, Finance and Chief Financial Officer between the Company and Keith Jones, dated as of October 12, 2021.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

(1)    Incorporated by reference to the Form 8-K filed on October 13, 2021, with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	November 5, 2021	By:	/s/ Rahul Mathur
Rahul Mathur
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)