Form 10-K
period 2021-12-31
RAMBUS INC
filed 2022-02-28
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2021
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2021 was approximately $1.8 billion based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $.001 par value, was 109,315,425 as of January 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on or about April 28, 2022 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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
•Continued product revenue growth;
•International licenses, operations and expansion;
•Effects of changes in the economy and credit market on our industry and business;
•Impact of the ongoing COVID-19 pandemic, including its most recent variants, on our business operations and financial results;
•Ability to identify, attract, motivate and retain qualified personnel, especially in light of a hyper-competitive compensation environment;
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
•Effects of a rising rate of inflation; and
•Outcome and effect of potential future IP litigation and other significant litigation.
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
Overview
Rambus produces products and innovations that address the fundamental challenges of accelerating data. We make industry-leading chips and IP that enable critical performance improvements for data center and other growing markets. The ongoing shift to the cloud, along with the widespread advancement of artificial intelligence (“AI”) across the data center, edge and Internet of Things (“IoT”) end points, has led to exponential growth in data usage and tremendous demands on data infrastructure. Creating fast and safe connections, both in and across systems, remains one of the most mission-critical design challenges limiting performance in advanced hardware for these markets. The data center continues to be the Company’s primary focus market, demanding the highest performance and security, and drives greater than 80% of the revenue from Rambus chip and silicon IP sales.
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
Rambus benefits from a balanced and diverse portfolio of offerings across chips, silicon IP and patent licensing with each of them contributing at scale. From 2018 to 2021, product revenue sustained a 55% compound annual growth rate, making products the leading revenue source for the Company. Driven by the continued market momentum of our memory interface chips, we recognized record product revenue of $143.9 million in 2021. The Company achieved silicon IP growth through increasing design wins at leading system on chip (“SoC”) customers with contributions from the businesses acquired in 2021. In addition, Rambus successfully closed key patent licensing agreements, solidifying our foundation of sustained cash generation and fueling investment in our product and technology roadmaps. Rambus continued its technology leadership with the launch of the CXL Memory Interconnect Initiative and development of solutions for next-generation data centers.
Memory Interface Chips
Made for high speed, reliability and power efficiency, Rambus DDR memory interface chips for server memory modules (e.g., RDIMMs) enable increased bandwidth and expanded capacity in enterprise and cloud servers. The Rambus portfolio includes DDR5, DDR4 and DDR3 memory interface chips. Rambus offers the industry’s fastest DDR5 Registering Clock Driver (“RCD”), providing the critical control signals and clock for operation of the memory module at top-of-the-line performance.
We sell memory interface chips directly and indirectly to memory module manufacturers and OEMs worldwide through multiple channels, including our direct sales force and distributors. We operate direct sales offices in the United States, France, Japan, South Korea, Taiwan and China, where we employ sales personnel who serve our direct customers and manage our channel partners.
We operate a fabless business model and use third-party foundries and manufacturing contractors to fabricate, assemble and test our memory interface chips. We also inspect and test parts in our U.S.-based facilities. This outsourced manufacturing approach allows us to focus our investment and resources on the research, development, design, sale and marketing of our products. Outsourcing also allows us the flexibility needed to respond to new market opportunities, simplifies our operations and significantly reduces our capital requirements.
Silicon IP
Rambus Silicon IP includes interface and security IP solutions that move and protect data in advanced applications. Our Interface IP solutions feature both high-speed memory and chip-to-chip interconnect technologies. With the acquisitions of AnalogX Inc. and PLDA Group, Rambus expanded its portfolio of physical interface (“PHY”) and digital controller IP to offer industry-leading, integrated memory and interconnect subsystems. These silicon-proven solutions are critical to high-performance data center, networking, AI, Machine Learning (“ML”) and automotive applications because they enable and optimize the transfer of data between chips and electronic devices.

We offer one of the industry’s most comprehensive portfolios of security IP solutions, including crypto cores, hardware roots of trust, high-speed protocol engines and chip provisioning technologies. With the growing threat environment, hardware-based, embedded security solutions are mission-critical for protecting data center, AI, networking, IoT, automotive and government applications.
We sell Silicon IP solutions to leading chip makers worldwide for integration into their SoC and FPGA designs. Rambus Silicon IP is sold through our direct sales force operating out of offices in the United States, France, Japan, South Korea, Taiwan and China.
Patent Licenses
Our patented inventions are foundational to the semiconductor industry and are licensed to leading semiconductor and system companies around the world. Rambus continues to innovate and invent, thereby advancing semiconductor technology. With a broad worldwide portfolio of patents covering memory architecture, high-speed serial links and security, we enhance our value and relevance in our target markets and create a platform for investment in product development.
Our patent licenses enable our customers to use specified portions of our portfolio of patented inventions in the customer’s own digital electronics products, systems or services. These licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed or variable, or a hybrid of fixed and variable royalty payments over certain periods ranging up to ten years. Leading semiconductor and electronic system companies such as AMD, Broadcom, Cisco, CXMT, Fujitsu, IBM, Kioxia, Marvell, Mediatek, Micron, Nanya, NVIDIA, Panasonic, Phison, Qualcomm, Renesas, Samsung, SK hynix, Socionext, STMicroelectronics, Western Digital, Winbond, and Xilinx have licensed our patents for use in their own products.
Competition
The semiconductor industry is intensely competitive and is characterized by rapid technological change, short product life cycles, cyclical market patterns, price erosion, increasing foreign and domestic competition and market consolidation. Rambus competes with product offerings from various companies depending upon the particular Rambus product line. In the market for memory interface chips, we compete with international semiconductor companies, including Renesas and Montage Technology. In the Silicon IP market, Rambus competes with the in-house design teams at our potential customers, as well as with third-party IP suppliers such as Cadence and Synopsys. Many of our competitors are larger and have better access to financial, technical, sales and marketing resources than we possess.
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
A significant number of our scientists and engineers spend all or a portion of their time on research and development. For the years ended December 31, 2021, 2020 and 2019, research and development expenses were $135.7 million, $139.8 million and $156.8 million, respectively. We expect to continue to invest substantial funds in research and development activities. In addition, because our customer agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract and other revenue.

Human Capital Resources
As of December 31, 2021, we had 690 employees, of which approximately 39% were in the United States and 61% in other global regions. Additionally, approximately 69% of our employees were engineers with the remaining employees in sales, general and administrative positions. None of our employees are covered by collective bargaining agreements.
Throughout the ongoing COVID-19 pandemic, our primary focus has been on the safety and well-being of our employees and their families. Our global pandemic efforts include instituting a global employee assistance program while leveraging the advice and recommendations of infectious disease experts to establish proper safety standards. As the pandemic continues, the health and well-being of our workforce remains our top priority while we ensure productivity for those employees working from home.
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
Recently, the employment market in the United States has been subject to a hyper-competitive compensation environment especially for technology companies in the San Francisco Bay Area and elsewhere. Our human capital resources objectives, as described above, help us retain and motivate our existing employees, advisors, and consultants, which is a key component of increasing stockholder value and the success of Rambus.
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
Intellectual Property
We maintain and support an active program to protect our IP, primarily through the filing of patent applications and the defense of issued patents against potential infringement. As of December 31, 2021, our technologies are covered by 2,380 U.S. and foreign patents, having expiration dates ranging from 2022 to 2040. Additionally, we have 603 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We believe our patented innovations provide our customers with the legal rights and licenses to use our inventions to achieve improved performance, greater cost-effectiveness and other technological benefits in their own products and services. We intend to continue our innovation efforts and allocate significant investment in our IP development programs.
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
Information concerning our revenue, results of operations and revenue by geographic area is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K, all of which are incorporated herein by reference. Information concerning identifiable assets and segment reporting is also set forth in Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K. Information on customers that comprise 10% or more of our consolidated revenue and risks attendant to our foreign operations is set forth below in Item 1A, “Risk Factors.”

Our Executive Officers
Information regarding our current executive officers and their ages and positions is contained in the table below. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There is no family relationship between any of our executive officers.

Name	Age	Position and Business Experience

Luc Seraphin	58
Mr. Seraphin is President & Chief Executive Officer. With over 30 years of experience managing global businesses, Mr. Seraphin brings the overall vision and leadership necessary to drive future growth for the company. Prior to this role, Mr. Seraphin was the Senior Vice President and General Manager of the Memory and Interface Division, leading the development of the company’s innovative memory architectures and high-speed serial link solutions. Mr. Seraphin also served as the Senior Vice President of Worldwide Sales and Operations where he oversaw sales, business development, customer support and operations across the various business units within Rambus.
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

Keith Jones	50
Vice President Finance and Interim Chief Financial Officer. Mr. Jones has served as the Interim Chief Financial Officer since November 2021, prior to which date Mr. Jones served as Chief Accounting Officer, Corporate Controller and Vice President of Finance. Mr. Jones joined Rambus in February 2018.
Prior to Rambus, he served as the World-Wide Corporate Controller, Vice President of Finance and the Principal Accounting Officer at ShoreTel Inc., prior to its acquisition by Mitel Networks Corporation. At ShoreTel, Keith oversaw the reporting, controls and treasury-related activities of the company. Prior to that, he served as the Chief Financial Officer and Vice President of Finance at PDF Solutions, Inc. overseeing the overall financial management of the company, including planning, tax, treasury, controls, reporting and merger and acquisition-related activity. Mr. Jones has held numerous senior leadership positions at various technology companies including Interwoven and e-Time Capital and started his career as an Audit Manager with Deloitte and Touche.
Mr. Jones holds a Bachelor of Science in Business Administration with an emphasis in Accounting from California State University, Fresno.

Sean Fan	56
Senior Vice President, Chief Operating Officer. Mr. Fan has served as the Senior Vice President, Chief Operating Officer since August 2019.
Prior to Rambus from March 2019 to June 2019, he served as Vice President and General Manager at Renesas Electronics Corporation, responsible for the datacenter business unit, a premier supplier of advanced semiconductor solutions. Prior to his role at Renesas, Mr. Fan was Senior Vice President and Corporate General Manager of the Computing and Communications Group at Integrated Device Technology, Inc. (“IDT”), a leading supplier of analog mixed-signal products including sensors, connectivity and wireless power, from May 2017 until March 2019 when IDT was acquired by Renesas Electronics Corporation. Mr. Fan joined IDT in 1999 and held various management roles at IDT, including Vice President and General Manager of the Computing and Communications Division, Vice President and General Manager of the Interface Connectivity Division, Vice President of China Operations, Vice President and General Manager of the Memory Interface Division, General Manager of Standard Product Operations, and Senior Director of Silicon Timing Solutions. Prior to joining IDT, Mr. Fan served in various engineering and management roles with Lucent Microelectronics, Mitel Semiconductor, and the National Lab of Telecom Research in China.

John Shinn	53	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer. Mr. Shinn has served as the Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since February 2021 and as our Vice President, Deputy General Counsel since October 2016. Prior to Rambus, Mr. Shinn was Vice President and General Counsel at Toptal, LLC, a global remote company that provides a freelancing platform, connecting businesses with software engineers, designers, finance experts, product managers, and project managers, from February 2016 until October 2016, where he was responsible for all aspects of the corporate legal function, including corporate governance, regulatory compliance, commercial transactions, intellectual property matters and employment law. From February 2015 to January 2016, Mr. Shinn served as the Vice President of Legal at Tanium, Inc., an enterprise software company at the forefront of security and systems management, where he was responsible for all aspects of the company legal function, including commercial licensing, partnership and vendor contracts, new hire and employment matters, sales compensation plan design and corporate legal matters. Prior to February 2015, Mr. Shinn held the Sr. Director of Legal, Commercial Transactions at Brocade Communication Systems, Inc. Mr. Shinn has also worked in private practice with the law firm of Wilson Sonsini Goodrich & Rosati, advising high tech and emerging growth companies on technology transactions and mergers and acquisitions. Mr. Shinn began his legal career as a litigation attorney with a boutique intellectual property and securities litigation law firm in San Jose. Mr. Shinn is a member of the State Bar of California and received his J.D. from Santa Clara University and his bachelor’s degree in American and European History from Stanford University.

Item 1A.	Risk Factors
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
•We may not be able to enhance our existing products and develop new products in a timely manner.
•Our future revenue depends in meaningful part on sustaining or growing our licensing revenue and the failure to achieve such revenue would lead to a material decline in our results of operations.
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
•Our operations are subject to the effects of a rising rate of inflation.
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
•We face risks related to the ongoing COVID-19 pandemic and subsequent variants, which could significantly disrupt our research and development, operations, sales and financial results.
•Our business and operations could suffer in the event of physical and cyber security breaches and incidents.
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
•If we are unable to attract and retain qualified personnel globally, especially in light of a hyper-competitive compensation environment, our business and operations could suffer.
•Our operations are subject to risks of natural disasters, acts of war, terrorism, widespread illness or security breaches or incidents at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our operating results.
•In the future, we may fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
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
•Litigation and government proceedings could affect our business in materially negative ways.
•If we are unable to protect our inventions successfully through the issuance and enforcement of patents, our operating results could be adversely affected.
•Third parties may claim that our products or services infringe on their intellectual property rights, exposing us to litigation that, regardless of merit, may be costly to defend.
•Warranty, service level agreement and product liability claims brought against us could cause us to incur significant costs and adversely affect our operating results, as well as our reputation and relationships with customers.
•The price of our common stock may continue to fluctuate.
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

Risks Associated with Our Business, Industry and Market Conditions
We have traditionally operated in, and may enter other, industries that are highly cyclical and competitive.
Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, data centers, networks, tablets, handheld devices, mobile applications, gaming and graphics, high-definition televisions, cryptography and data security. The electronics industry is intensely competitive and has been impacted by rapid technological change, short product life cycles, cyclical market patterns, price erosion and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers’ products and the financial resources of such customers. In particular, DRAM manufacturers, which such customers make up a significant part of our revenue, are prone to significant business cycles and have suffered material losses and other adverse effects to their businesses, leading to industry consolidation from time-to-time that may result in loss of revenues under our existing license agreements or loss of target customers. As a result of ongoing competition in the industries in which we operate and volatility in various economies around the world, we may achieve reduced market share, a reduced number of licenses or may experience tightening of customers’ operating budgets, difficulty or inability of our customers to pay our licensing fees, lengthening of the approval process for new products and licenses and consolidation among our customers. All of these factors may adversely affect the demand for our products and technologies and may cause us to experience substantial fluctuations in our operating results.
We face competition from semiconductor and digital electronics products and systems companies, and other semiconductor IP companies that provide security cores that are available to the market. We believe some of the competition for our technologies may come from our prospective customers, some of which are internally evaluating and developing products based on technologies that they contend or may contend will not require a license from us. Many of these companies are larger and may have better access to financial, technical and other resources than we possess.
To the extent that alternative technologies might provide comparable system performance at lower or similar cost to our technologies, or are perceived to require the payment of no or lower fees and/or royalties, or to the extent other factors influence the industry, our customers and prospective customers may adopt and promote such alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain.
In addition, our efforts to expand into new markets subject us to additional risks. We may have limited or no experience in new products and markets, and our customers may not adopt our new offerings. These and other new offerings may present new and difficult challenges, which could negatively affect our operating results.
Our revenue is concentrated in a few customers, and if we lose any of these customers through contract terminations or acquisitions, our revenue may decrease substantially.
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 56%, 46% and 45% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. For 2021, revenue from Micron, Samsung and SK hynix each accounted for 10% or more of our total revenue. For 2020, revenue from Micron and SK hynix each accounted for 10% or more of our total revenue. For 2019, revenue from Broadcom and SK hynix each accounted for 10% or more of our total revenue. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
We may not be able to enhance our existing products and develop new products in a timely manner.
Our future operating results will depend to a significant extent on our ability to continue to offer products that compare favorably with alternative solutions on the basis of time to introduction, cost, performance, and end user preferences. Our product offerings may present new and difficult challenges, and we may be subject to claims if customers of our offerings experience delays, failures, non-performance or other quality issues. In particular, we may experience difficulties with product design, qualification, manufacturing, including supply chain shortages that might lead to an inability to meet customer demand, marketing or certification that could delay or prevent our development, introduction or marketing and sales of products. Although we intend to design our products to be fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances.
Further, our business model continues to transform towards greater reliance on product revenue. In particular, we are relying on our memory interface chips to result in significant growth in fiscal 2022. If sales of our memory interface chips do not grow as anticipated, then our business could suffer as a result.
Our future revenue depends in meaningful part on sustaining or growing our licensing revenue and the failure to achieve such revenue would lead to a material decline in our results of operations.
A large portion of our revenue consists of patent and technology license fees paid for access to our patented technologies, existing technology and other development and support services we provide to our customers. Our ability to secure and renew the licenses from which our revenues are derived depends on our customers adopting our technology and using it in the products they sell. If customers reduce the need to upgrade or enhance their product offerings to include such technologies, our revenue and operating results may be adversely affected. Once secured, license revenue may be negatively affected by factors within and outside our control, including reductions in our customers’ sales prices, sales volumes, our failure to timely complete engineering deliverables, and the actual terms of such licenses themselves. In addition, our licensing cycle for new licensees, as well as for renewals for existing licensees is lengthy, costly and unpredictable. We cannot provide any assurance that we will be successful in signing new license agreements or renewing existing license agreements on equal or favorable terms or at all. If we do not achieve our revenue goals, our results of operations could decline.

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
As we commercially launch each of our products, the sales volume of and resulting revenue from such products in any given period will be difficult to predict. Our lengthy license negotiation cycles could make a considerable portion of our future revenue difficult to predict because we may not be successful in entering into or renewing licenses with our customers on our anticipated timelines.
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
For the years ended December 31, 2021, 2020 and 2019, revenues received from our international customers constituted approximately 36%, 44% and 41%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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
We currently have international business operations in the United Kingdom, France, the Netherlands and Bulgaria, international design operations in Canada, India, Finland, France and Bulgaria, and business development operations in China, Japan, South Korea, and Taiwan. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:
•hiring, maintaining and managing a workforce and facilities remotely and under various legal systems, including compliance with local labor and employment laws;
•non-compliance with our code of conduct or other corporate policies;
•natural disasters, acts of war, terrorism, widespread global pandemics or illness, such as COVID-19 and its variants, or security breaches or incidents;
•export controls, tariffs, import and licensing restrictions, climate-change regulations and other trade barriers;
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
If new competitors, technological advances by existing competitors, and/or development of new technologies in the digital electronics or semiconductor industries or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses could increase. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results would decline. We expect these expenses to increase in the foreseeable future as our technology development efforts continue. Additionally, there can be no guarantee that our research and development investments will result in products that create additional revenue.
If we fail to introduce products that meet the demand of our customers, penetrate new markets in which we expend significant resources, or our marketing and sales cycles are longer than we anticipate, our revenues will be difficult to predict, may decrease over time and our financial condition could suffer. Additionally, if we concentrate resources on a new market that does not prove profitable or sustainable, it could damage our reputation and limit our growth, and our financial condition could decline.
In addition, new products that we develop may not adequately address the changing needs of the marketplace. The new products that we develop may contain undetected errors, defects, or vulnerabilities. The occurrence of any defects or errors in our products could result in lost or delayed market acceptance and sales of our products, delays in payment by customers, loss of customers or market share, product returns, damage to our reputation, diversion of our resources, increased service and warranty expenses or financial concessions, increased insurance costs and potential liability for damages.
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
Our operations are subject to the effects of a rising rate of inflation.
The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% for the 12 months ended December 31, 2021. If the inflation rate continues to increase, such as increases in the costs of labor and supplies, it will affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a hyper-competitive wage environment that may increase the Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.
Risks Associated with Our Supply and Third Party Manufacturing
We rely on third parties for a variety of services, including manufacturing, and these third parties’ failure to perform these services adequately or change the allocation of their services/capacity due to industry or other pressures could materially and adversely affect our business.
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
Semiconductor supply chain disruptions have been well publicized recently given high demand and lower supply. We believe that we will continue to experience various supply constraints related to our memory interface chip business in the near term. In particular, to the extent we do not have sufficient wafer and packaging substrate firm commitments from our third-party suppliers, we may not obtain the materials needed on our desired timelines or at reasonable prices. Large swings in demand may exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes resulting in a shortage of parts, materials, or capacity needed to manufacture our products. While we continually work with our suppliers to mitigate the impact of the supply constraints to our customer deliveries, in the event of a shortage or supply interruption from suppliers of related components, we may not be able to develop alternate sources quickly, cost-effectively, or at all. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain. Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, third-party vendor issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulations, potential tariffs or other trade restrictions, or other similar problems could limit or delay the supply of our products or harm our reputation. Any interruption or delay in manufacturing or component supply, any increases in manufacturing or component costs, or the inability to obtain these services or components from alternate sources at acceptable prices and within a reasonable amount of time would harm our ability to provide our products to customers on a timely basis. This could harm our relationships with our customers, prevent us from acquiring new customers, and materially and adversely affect our business.
We rely on a number of third-party providers for data center hosting facilities, equipment, maintenance and other services, and the loss of, or problems with, one or more of these providers may impede our growth or cause us to lose customers.
We rely on third-party providers to supply data center hosting facilities, equipment, maintenance and other services in order to enable us to provide some of our services, and have entered into various agreements for such services. The continuous availability of our services depends on the operations of those facilities, on a variety of network service providers and on third-party vendors. In addition, we depend on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, cyber-attacks and similar events. If there are any lapses of service or damage to a facility, we could experience lengthy interruptions in our service, as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, our business could be harmed. Any interruptions or delays in our service, whether as a result of third-party error, our own error, natural disasters, criminal acts, security breaches or other causes, whether accidental or willful, could harm our relationships with customers, harm our reputation and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause us to lose customers, any of which could materially adversely affect our business.
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
Risks Associated with Our Business Operations
We face risks related to the ongoing COVID-19 pandemic and subsequent variants, which could significantly disrupt our research and development, operations, sales and financial results.
Our business may continue to be adversely impacted by the effects of the ongoing COVID-19 pandemic and subsequent variants that continue to spread through the world and has adversely impacted global commercial activity. In addition to global macroeconomic effects, the ongoing COVID-19 pandemic has caused minor disruption to our domestic and international operations and sales activities. Our third-party manufacturers, suppliers, third-party distributors, sub-contractors and customers have been and will continue to be disrupted by worker absenteeism, quarantines and restrictions on our employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandatory work-from-home policies, vaccine mandates, and cancellation of physical participation in meetings, events, and conferences), and we may take further actions as required by government authorities and regulations or that we determine are in the best interests of our employees, customers, partners, and suppliers. Some regions are easing COVID-19 related restrictions; however, most of our employees continue to work remotely and we continue to temporarily prohibit most business travel. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform critical functions could be harmed. As our offices begin to reopen, we expect to incur incremental expenses as we resume onsite services and related in-office costs, which could adversely impact our results of operations.
Such restrictions may also impact the ability of our employees to perform their jobs and our ability to develop and design our products in a timely manner or meet required milestones or customer commitments. Depending on the magnitude of such effects on the operations of our suppliers, third-party distributors, or sub-contractors, our supply chain and product shipments may be delayed, which could adversely affect our business, operations and customer relationships.
Further, we rely on third-party suppliers and manufacturers throughout the globe. The ongoing COVID-19 pandemic has resulted in the extended shutdown of certain businesses and the closure of international borders throughout the world, which may result in disruptions to our supply chain and critical logistics providers. These may include disruptions from temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products, as well as the import of products into countries in which we operate. Although we have attempted to minimize the effects of these disruptions, it is possible that these attempts will be insufficient and that these disruptions will likely have an adverse effect on our revenues and operating results.
In some regions, markets, or industries where COVID-19 and its variants have driven an increase in sales for our products, the demand may not be sustainable if conditions change. The reopening of offices may also generate demand for our products that may be temporary. Additionally, stronger demand globally has limited the availability of capacity and components in our supply chain, which could cause us to order an excess amount if demand changes, pay higher prices, or limit our ability to obtain supply at necessary levels or at all. As the COVID-19 pandemic continues, the timing and overall demand from customers and the availability of supply chain, logistical services, component supply and increases in inflation rates may have a material net negative impact on our business and financial results.
In addition, the ongoing COVID-19 pandemic or other disease outbreak may continue to adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may impact overall technology spending, adversely affecting demand for our products and impacting our operating results. There can be no assurance that any decrease in sales resulting from the ongoing COVID-19 pandemic will be offset by increased sales in subsequent periods. Furthermore, such disruption in the global financial markets may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our liquidity.
In addition, the ongoing COVID-19 pandemic continues to evolve rapidly, with localized surges in COVID-19 cases and the status of operations and government restrictions evolving weekly. Although the magnitude of the impact of the ongoing COVID-19 pandemic on our business and operations remains uncertain, the extent to which the outbreak impacts our business, financial condition, operating results and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration, severity and continued spread of the pandemic, the emergence and spread of new and more contagious or deadly variants or mutant strains of the COVID-19 virus that may render vaccines ineffective or decrease their efficacy, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the duration, timing and severity of the impact on customer spending, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We may also suffer from any of the foregoing disruptions if COVID-19 experiences a resurgence in any particular country or region in the future.
Our business and operations could suffer in the event of physical and cyber security breaches and incidents.
Attempts by others to gain unauthorized access to and disrupt our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, may include covertly introducing malware to our computers and networks and impersonating authorized users, phishing attempts and other forms of social engineering, employee or contractor malfeasance, denial of service attacks and ransomware attacks, among others. We seek to detect and investigate all security incidents impacting our systems and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. We also utilize third-party service providers to host, transmit or otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications. We and/or our third-party service providers have faced and may continue to face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures may be subject to breaches or intrusions due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, including social engineering and employee and contractor error or malfeasance, especially as certain of our employees engage in work from home arrangements because of the COVID-19 pandemic, and, as a result, an unauthorized party may obtain access to our systems, networks, or data, including IP and confidential business information of ourselves and our customers. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. We and our service providers may face difficulties or delays in identifying or responding to any actual or perceived security breach or incident. While we have not identified any material incidents of unauthorized access to date, the theft or other unauthorized acquisition of, unauthorized use or publication of, or access to our IP and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. In the event of any security breach or incident, including any breach or incident that results in inappropriate access to, or loss, corruption, unavailability, or unauthorized acquisition, disclosure or other processing of our or our customers’ confidential information or any personally-identifiable information we or our third-party service providers maintain, including that of our employees, we could suffer a loss of intellectual property or loss of data, may be subject to claims, liability and proceedings, and may incur liability and otherwise suffer financial harm.
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
We prepare our financial statements in accordance with accounting principles generally accepted in the United States and these principles are subject to interpretation by the SEC, the Financial Accounting Standards Board (“FASB”) and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or application guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For instance, we adopted ASC 842, the New Leasing Standard, effective for us on January 1, 2019, using the alternative transition method and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2019. We also adopted ASC 606, the New Revenue Standard, effective for us on January 1, 2018, on a modified retrospective basis, with a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2018. The New Revenue Standard materially impacted the timing of revenue recognition for our fixed-fee IP licensing arrangements (including certain fixed-fee agreements that license our existing IP portfolio, as well as IP added to our portfolio during the license term) as a majority of such revenue would be recognized at inception of the license term (as opposed to over time as is the case under prior U.S. GAAP), and we are required to compute and recognize interest income over time for certain licensing arrangements as control over the IP generally transfers significantly in advance of cash being received from customers. The impact of the adoption of the New Revenue Standard did not have a material impact on our other revenue streams. We also have enhanced the form and content of some of our guidance metrics that we provide following implementation of the New Revenue Standard. We expect that any change to current revenue recognition practices may significantly increase volatility in our quarterly revenue, financial results and trends, and may impact our stock price.
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
Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner and achieve anticipated synergies, and we may not be successful in these efforts. The integration of companies that have previously operated independently is complex and time consuming and may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, facilities, products, processes, operations, business models and systems, technology, and sales and distribution channels; retaining customers and suppliers of the acquired business; minimizing the diversion of management’s and other employees’ attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; consolidating corporate and administrative infrastructures; implementing controls, processes and policies appropriate for a public company at acquired companies that may have previously lacked such controls, processes and policies; and managing the increased scale, complexity and globalization of our business, operations and employee base. We do not currently foresee any significant risks in the operational integration of either AnalogX or PLDA.
Additional risks related to the AnalogX and PLDA acquisitions and other acquisitions or strategic investments include, but are not limited to:
•difficulty in combining the technology, products, or operations of the acquired business with our business;
•difficulty in integrating and retaining the acquired workforce, including key employees;
•diversion of capital and other resources, including management’s attention;
•assumption of liabilities and incurring amortization expenses, impairment charges to goodwill or write-downs of acquired assets;
•integrating financial forecasting and controls, procedures and reporting cycles;

•coordinating and integrating operations in countries in which we have not previously operated;
•acquiring business challenges and risks, including, but not limited to, disputes with management and integrating international operations and joint ventures;
•difficulty in realizing a satisfactory return, if any return at all;
•difficulty in obtaining or inability to obtain governmental and regulatory consents and approvals, other approvals or financing;
•the potential impact of complying with governmental or other regulatory restrictions placed on an acquisition;
•the potential impact on our stock price and financial results if we are unable to obtain regulatory approval for an acquisition, are required to pay reverse breakup fees or are otherwise unable to close an acquisition;
•failure and costs associated with the failure to consummate a proposed acquisition or other strategic investment;
•legal proceedings initiated as a result of an acquisition or investment;
•the potential for our acquisitions to result in dilutive issuances of our equity securities;
•the potential variability of the amount and form of any performance-based consideration;
•uncertainties and time needed to realize the benefits of an acquisition or strategic investment, if at all;
•negative changes in general economic conditions in the regions or the industries in which we or our target operate;
•the need to determine an alternative strategy if an acquisition does not meet our expectations;
•potential failure of our due diligence processes to identify significant issues with the acquired assets or company; and
•impairment of relationships with, or loss of our or our target’s employees, vendors and customers, as a result of our acquisition or investment.
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
If we are unable to attract and retain qualified personnel globally, especially in light of a hyper-competitive compensation environment, our business and operations could suffer.
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
Our future success depends in large part upon the continued service and enhancement of our management team and our employees. If there are further changes in management, such changes could be disruptive and could negatively affect our sales, operations, culture, future recruiting efforts and strategic direction. Competition for qualified executives is intense, especially in light of a hyper-competitive compensation environment, and if we are unable to compensate our key talent appropriately and continue expanding our management team, or successfully integrate new additions to our management team in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited or negatively impacted. In addition, changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business, processes and strategy. The loss of any of our key personnel, or our inability to attract, integrate and retain qualified employees who join us organically and through acquisitions, could require us to dedicate significant financial and other resources to such personnel matters, disrupt our operations and seriously harm our operations and business.
Our operations are subject to risks of natural disasters, acts of war, terrorism, widespread illness or security breaches or incidents at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our operating results.
Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in the San Francisco Bay Area in the United States, Canada, the Netherlands, France, Bulgaria, Taiwan and India. The San Francisco Bay Area is in close proximity to known earthquake fault zones and sites of recent historic wildfires. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods, droughts, extreme temperatures, and similar events. Should a catastrophe disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, so any resultant work stoppage could have a negative effect on our operating results. We also rely on our network infrastructure and technology systems for operational support and business activities which are subject to physical and cyber damage, and also susceptible to other related vulnerabilities common to networks and computer systems. Acts of terrorism, climate-change related risk, widespread illness, or global pandemics, including the COVID-19 pandemic, war and any event that causes failures or interruption in our network infrastructure and technology systems could have a negative effect at our international and domestic facilities and could harm our business, financial condition, and operating results.
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
In the future, we may fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
If we are not able to comply with the requirements of the Sarbanes-Oxley Act or if we are unable to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to produce timely and accurate financial statements or guarantee that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any failure of our internal control over financial reporting or disclosure controls and procedures could result in material misstatements of our consolidated financial statements, which could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.

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
Recently, in the United States, the Biden administration proposed to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations and impose a global minimum tax. Many countries and organizations such as the Organization for Economic Cooperation and Development are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.
Risks Associated with Litigation, Regulation and Our Intellectual Property
We are subject to various government restrictions and regulations, including on the sale of products and services that use encryption technology and those related to privacy and other consumer protection matters.
Various countries have adopted controls, license requirements and restrictions on the export, import and use of products or services that contain encryption technology. In addition, governmental agencies have proposed additional requirements for encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Restrictions on the sale or distribution of products or services containing encryption technology may impact our ability to license data security technologies to the manufacturers and providers of such products and services in certain markets or may require us or our customers to make changes to the licensed data security technology that is embedded in such products to comply with such restrictions. Government restrictions, or changes to the products or services of our customers to comply with such restrictions, could delay or prevent the acceptance and use of such customers’ products and services. In addition, the United States and other countries have imposed export controls that prohibit the export of encryption technology to certain countries, entities and individuals. Our failure to comply with export and use regulations concerning encryption technology could subject us to sanctions and penalties, including fines, and suspension or revocation of export or import privileges. Additionally, climate change concerns and the potential resulting environmental impact may result in new environmental, health, and safety laws and regulations that may affect us, our suppliers, and our customers. Such laws or regulations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition.
We are subject to a variety of laws and regulations in the United States, the European Union and other countries that involve, for example, user privacy, data protection and security, content and consumer protection. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, in 2016, a new EU data protection regime, the General Data Protection Regulation (“GDPR”) was adopted, with it fully effective on May 25, 2018, and California enacted the California Consumer Privacy Act as of January 1, 2020 (“CCPA”). Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA significantly modifies the CCPA when it becomes effective in most material respects on January 1, 2023. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which takes effect January 1, 2023, and on July 7, 2021, Colorado enacted the Colorado Privacy Act (“CPA”), which takes effect July 1, 2023. The CDPA and CPA are comprehensive privacy statutes that share similarities with the CCPA, CPRA and legislation proposed in other states. The GDPR and CCPA, and new and evolving laws such as the CPRA, CDPA, CPA and other future changes in laws or regulations relating to privacy, data protection and information security may require us to modify our existing practices with respect to the collection, use and disclosure of data. In particular, the GDPR provides for significant penalties in the case of non-compliance of up to €20 million or four percent of worldwide annual revenues, whichever is greater. The GDPR, CCPA, CPRA, CDPA, CPA and other existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs and subject us to claims or other remedies.
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
Litigation and government proceedings could affect our business in materially negative ways.
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
In addition, our patents will continue to expire according to their terms, with expected expiration dates ranging from 2022 to 2040. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.
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
Warranty, service level agreement and product liability claims brought against us could cause us to incur significant costs and adversely affect our operating results, as well as our reputation and relationships with customers.
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

Risks Associated with Capitalization Matters and Indebtedness
The price of our common stock may continue to fluctuate.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2021, we occupied offices in the leased facilities described below:

Number of Offices Under Lease	Location	Primary Use
4	United States
	San Jose, CA (Corporate Headquarters)	Executive and administrative offices, research and development, sales and marketing and service functions
	Agoura Hills, CA	Research and development
	Chapel Hill, NC	Research and development
	Hillsboro, OR	Research and development
2	Bulgaria
	Plovdiv	Research and development
	Sofia	Research and development
2	Toronto, Canada	Research and development
1	Espoo, Finland	Research and development
2	France
	Aix-en-Provence	Research and development
	Marseille	Research and development
1	Bangalore, India	Administrative offices, research and development and service functions
2	The Netherlands
	Rotterdam	Research and development
	Vught	Research and development
1	Seoul, South Korea	Sales
1	Taipei, Taiwan	Research and development

Item 3.	Legal Proceedings
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
The graph below compares the cumulative 5-year total return of holders of Rambus Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2016 to December 31, 2021.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Rambus Inc, the NASDAQ Composite Index
and the RDG Semiconductor Composite Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Rambus Inc.
NASDAQ Composite
RDG Semiconductor Composite

Fiscal years ending:

	Base Period 12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Rambus Inc.	$100.00	$103.27	$55.70	$100.04	$126.80	$213.43
NASDAQ Composite	$100.00	$129.64	$125.96	$172.17	$249.51	$304.85
RDG Semiconductor Composite	$100.00	$135.72	$126.17	$186.57	$271.57	$413.36
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.

As of January 31, 2022, there were 482 holders of record of our common stock. Since many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
We have never paid or declared any cash dividends on our common stock or other securities.
Share Repurchase Program
On October 29, 2020, our Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. As part of the broader share repurchase program authorized by our Board on October 29, 2020, we entered into an accelerated share repurchase program with Deutsche Bank AG, London Branch as counterparty, through its agent Deutsche Bank Securities Inc. (“Deutsche Bank”) on November 11, 2020 (the “2020 ASR Program”), which was completed in the second quarter of 2021. Also in the second quarter of 2021, we entered into another accelerated share repurchase program with Deutsche Bank on June 15, 2021 (the “2021 ASR Program”), which was completed in the fourth quarter of 2021. After giving effect to the 2020 and 2021 ASR programs, detailed in the table below, we had remaining authorization to repurchase approximately 12.9 million shares.

We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Cumulative shares repurchased as of December 31, 2020 (1)	2,616,089	$18.63	2,616,089	17,383,911
April 1, 2021 - May 31, 2021 (1)	68,435	$18.63	68,435	17,315,476
June 1, 2021 - June 30, 2021 (2)	3,946,719	$22.82	3,946,719	13,368,757
October 1, 2021 - December 31, 2021(2)	435,577	$22.82	435,577	12,933,180
Cumulative shares repurchased as of December 31, 2021	7,066,820		7,066,820
_________________________________________
(1)    In November 2020, we entered into the 2020 ASR Program with Deutsche Bank to repurchase an aggregate of $50.0 million of our common stock. We made an upfront payment of $50.0 million pursuant to the accelerated share repurchase program and received an initial delivery of 2.6 million shares which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the second quarter of 2021, the accelerated share repurchase program was completed and we received an additional 0.1 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program. The total shares of our common stock received and retired under the terms of the accelerated share repurchase program were 2.7 million, with an average price paid per share of $18.63. Refer to Note 15, “Stockholders’ Equity,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
(2)    In June 2021, we entered into the 2021 ASR Program with Deutsche Bank to repurchase an aggregate of $100.0 million of our common stock. We made an upfront payment of $100.0 million pursuant to the accelerated share repurchase program and received an initial delivery of 3.9 million shares which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. In October 2021, the accelerated share repurchase program was completed and we received an additional 0.4 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program. The total shares of our common stock received and retired under the terms of the accelerated share repurchase program were 4.4 million, with an average price paid per share of $22.82. Refer to Note 15, “Stockholders’ Equity,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Recent Sales of Unregistered Equity Securities
None.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Summary
Highlights from our annual results for the year ended December 31, 2021 were as follows:
•Revenue of $328.3 million;
•Operating expenses of $233.6 million;
•GAAP diluted net income per share of $0.16; and
•Net cash provided by operating activities of $209.2 million.
We had record annual product revenue of $143.9 million in 2021, which was primarily driven by our memory interface chips and was up 26% as compared to 2020. In addition, our cash provided by operating activities for 2021 was $209.2 million, which was a record for the Company and up 13% as compared to 2020.
Operational Highlights
Revenue Sources
The Company’s consolidated revenue is comprised of product revenue, contract and other revenue and royalties.
Product revenue consists primarily of memory interface chips and is a significant and growing segment of the business. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 44%, 46% and 32% of our consolidated revenue for the years ended December 31, 2021, 2020 and 2019, respectively.
Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other include our IP core licenses, software licenses and related implementation, support and maintenance fees, and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 14%, 19% and 27% of our consolidated revenue for the years ended December 31, 2021, 2020 and 2019, respectively.
Royalty revenue is derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in term up to ten years and define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Broadcom, Cisco,

CXMT, IBM, Infineon, Kioxia, Marvell, Mediatek, Micron, Nanya, NVIDIA, Panasonic, Phison, Qualcomm, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, Winbond, and Xilinx have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Revenues from royalties accounted for 42%, 34% and 41% of our consolidated revenue for the years ended December 31, 2021, 2020 and 2019, respectively.
Costs and Expenses
Cost of product revenue for 2021 increased approximately $11.7 million to $49.4 million from $37.7 million as compared to 2020, primarily due to increases in sales volumes of our memory interface chips.
Cost of contract and other revenue for 2021 decreased approximately $0.9 million to $4.7 million from $5.6 million as compared to 2020.
Research and development expenses continue to play a key role in our efforts to maintain product innovations. Our research and development expenses for 2021 decreased approximately $4.2 million as compared to 2020, primarily due to decreased engineering development tool costs of $3.6 million, headcount-related expenses of $1.7 million, retention bonus expense related to acquisitions of $1.1 million, allocated information technology costs of $0.8 million, facilities costs of $0.7 million and prototyping costs of $0.6 million, offset by an increase in engineering costs allocated to cost of revenue of $1.9 million, consulting costs of $1.8 million and stock-based compensation expense of $0.6 million.
Sales, general and administrative expenses for 2021 increased approximately $4.6 million as compared to 2020, primarily due to increased consulting, legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters, acquisition-related costs (including retention bonus expense) of $1.8 million, allocated information technology costs of $0.8 million, stock-based compensation expense of $0.8 million and recruiting expenses of $0.6 million, offset by decreased facilities costs of $2.2 million, other consulting costs of $0.6 million and sales and marketing costs of $0.6 million.
Impact of the COVID-19 Pandemic
In December 2019, the COVID-19 virus was reported in China, in January 2020 the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern, and in March 2020 the WHO declared it a pandemic. The COVID-19 pandemic and new variants have created significant global economic uncertainty and may adversely impact the business of our customers, partners and vendors. The extent of the impact of the ongoing COVID-19 pandemic and subsequent variants on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and impact on our partners or employees, all of which are uncertain and cannot be predicted. The extent to which the ongoing COVID-19 pandemic and subsequent variants may impact our financial condition or results of operations remains uncertain. Actual results could differ from any estimates and any such differences could be material to our financial statements. Furthermore, the effect of COVID-19 and the new variants may not be fully reflected in our results of operations until future periods, if at all.
Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory and SerDes technology, adoption of security solutions, the use and adoption of our inventions or technologies generally, industry consolidation, and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers represented approximately 56% of our revenue for 2021 as compared to 46% in 2020 and 45% in 2019. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation, and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 36% in 2021 as compared to 44% in 2020 and 41% in 2019. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.
The royalties we receive from our semiconductor customers are partly a function of the adoption of our technologies by system companies. Many system companies purchase semiconductors containing our technologies from our customers and do not have a direct contractual relationship with us. Our customers generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. Several of our licensees have renewed or extended their license agreements with us during the year ended December 31, 2021, including Qualcomm, Kioxia and Western Digital.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our consolidated statements of operations:

	Years Ended December 31,
	2021	2020	2019
Revenue:
Product revenue	43.9%	46.3%	32.1%
Royalties	41.6%	34.3%	41.4%
Contract and other revenue	14.5%	19.4%	26.5%
Total revenue	100.0%	100.0%	100%
Cost of revenue:
Cost of product revenue	15.0%	15.3%	11.9%
Cost of contract and other revenue	1.5%	2.3%	4.4%
Amortization of acquired intangible assets	4.9%	7.1%	6.3%
Total cost of revenue	21.4%	24.7%	22.6%
Gross profit	78.6%	75.3%	77.4%
Operating expenses:
Research and development	41.3%	56.8%	68.9%
Sales, general and administrative	27.8%	35.0%	44.2%
Amortization of acquired intangible assets	0.4%	0.4%	1.2%
Restructuring and other charges	0.1%	1.7%	3.9%
Loss on divestiture	—%	—%	3.3%
Change in fair value of earn-out liability	1.6%	(0.7)%	—%
Total operating expenses	71.2%	93.2%	121.4%
Operating income (loss)	7.4%	(17.9)%	(44.0)%
Interest income and other income (expense), net	3.0%	7.3%	12.0%
Interest expense	(3.3)%	(4.2)%	(4.3)%
Interest and other income (expense), net	(0.3)%	3.1%	7.7%
Income (loss) before income taxes	7.1%	(14.8)%	(36.3)%
Provision for income taxes	1.5%	1.6%	1.5%
Net income (loss)	5.6%	(16.4)%	(37.8)%

	Years Ended December 31,			2020 to 2021	2019 to 2020
(Dollars in millions)	2021	2020	2019	Change	Change
Total Revenue
Product revenue	$143.9	$114.0	$73.0	26.3%	56.2%
Royalties	136.7	84.6	94.4	61.7%	(10.4)%
Contract and other revenue	47.7	47.7	60.2	(0.2)%	(20.7)%
Total revenue	$328.3	$246.3	$227.6	33.3%	8.2%

Product Revenue
Product revenue consists of revenue from the sale of memory and security products.
Product revenue increased approximately $29.9 million to $143.9 million for the year ended December 31, 2021 from $114.0 million for 2020. The increase was due to continued market share gains of our memory interface chips.

Product revenue increased approximately $41.0 million to $114.0 million for the year ended December 31, 2020 from $73.0 million for 2019. The increase was due to market share gains of our memory interface chips.
We believe that product revenue will continue to increase in 2022 as compared to 2021, mainly from the sale of our memory interface chips. However, our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers, our ability to meet our customers’ demands and our ability to mitigate any supply chain risk due to the ongoing COVID-19 pandemic and subsequent variants.
Royalties
Royalty revenue, which includes patent and technology license royalties, increased approximately $52.1 million to $136.7 million for the year ended December 31, 2021 from $84.6 million for 2020. The increase was primarily due to the timing and structure of license renewals.
Royalty revenue decreased approximately $9.8 million to $84.6 million for the year ended December 31, 2020 from $94.4 million for 2019. The decrease was primarily due to the timing and structure of license renewals.
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
Contract and other revenue remained flat at $47.7 million for the year ended December 31, 2021 as compared to 2020.

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
Cost of Product Revenue

	Years Ended December 31,			2020 to 2021	2019 to 2020
(Dollars in millions)	2021	2020	2019	Change	Change
Cost of product revenue	$49.4	$37.7	$27.2	30.9%	39.0%
Cost of product revenue are costs attributable to the sale of memory and security products.
For the year ended December 31, 2021 as compared to 2020, cost of product revenue increased 30.9% primarily due to increases in sales volumes of our memory interface chips.
For the year ended December 31, 2020 as compared to 2019, cost of product revenue increased 39.0% primarily due to increases in sales volumes of our memory interface chips.
In the near term, we expect costs of product revenue to continue to be higher as we expect higher sales of our various products in 2022 as compared to 2021.
Cost of Contract and Other Revenue

	Years Ended December 31,			2020 to 2021	2019 to 2020
(Dollars in millions)	2021	2020	2019	Change	Change
Cost of contract and other revenue	$4.7	$5.6	$9.9	(15.8)%	(43.0)%
Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services.

For the year ended December 31, 2021 as compared to 2020, cost of contract and other revenue decreased 15.8% due to lower engineering services associated with the contracts.
For the year ended December 31, 2020 as compared to 2019, cost of contract and other revenue decreased 43.0% primarily due to the divestiture of our Payments and Ticketing businesses in the fourth quarter of 2019.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.
Research and Development Expenses

	Years Ended December 31,			2020 to 2021	2019 to 2020
(Dollars in millions)	2021	2020	2019	Change	Change
Research and development expenses
Research and development expenses	$125.1	$129.8	$145.8	(3.6)%	(11.0)%
Stock-based compensation	10.6	10.0	11.0	5.7%	(9.1)%
Total research and development expenses	$135.7	$139.8	$156.8	(3.0)%	(10.8)%
Research and development expenses are those expenses incurred for the development of applicable technologies.
For the year ended December 31, 2021 as compared to 2020, total research and development expenses decreased 3.0% primarily due to decreased engineering development tool costs of $3.6 million, headcount-related expenses of $1.7 million, retention bonus expense related to acquisitions of $1.1 million, allocated information technology costs of $0.8 million, facilities costs of $0.7 million and prototyping costs of $0.6 million, offset by an increase in engineering costs allocated to cost of revenue of $1.9 million, consulting costs of $1.8 million and stock-based compensation expense of $0.6 million.
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
Sales, General and Administrative Expenses

	Years Ended December 31,			2020 to 2021	2019 to 2020
(Dollars in millions)	2021	2020	2019	Change	Change
Sales, general and administrative expenses
Sales, general and administrative expenses	$74.5	$70.7	$85.2	5.4%	(16.9)%
Stock-based compensation	16.5	15.7	15.4	4.9%	2.0%
Total sales, general and administrative expenses	$91.0	$86.4	$100.6	5.3%	(14.0)%
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
For the year ended December 31, 2021 as compared to 2020, total sales, general and administrative costs increased 5.3% primarily due to increased consulting, legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters during the first quarter of 2021, acquisition-related costs (including retention bonus expense) of $1.8 million, allocated information technology costs of $0.8 million, stock-based compensation expense of $0.8 million and recruiting expenses of $0.6 million, offset by decreased facilities costs of $2.2 million, other consulting costs of $0.6 million and sales and marketing costs of $0.6 million.

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
Amortization of Acquired Intangible Assets

	Years Ended December 31,			2020 to 2021	2019 to 2020
(Dollars in millions)	2021	2020	2019	Change	Change
Amortization of acquired intangible assets
Amortization of acquired intangible assets included in total cost of revenue	$16.2	$17.4	$14.3	(6.4)%	21.2%
Amortization of acquired intangible assets included in total operating expenses	1.2	1.0	2.7	15.6%	(61.3)%
Total amortization of acquired intangible assets	$17.4	$18.4	$17.0	(5.1)%	7.9%
Amortization expense is related to various acquired IP.
For the year ended December 31, 2021 as compared to 2020, total amortization of acquired intangible assets decreased 5.1% primarily due to certain intangible assets being fully amortized, offset by additional amortization from intangible assets acquired as part of the acquisitions of AnalogX and PLDA in 2021.
For the year ended December 31, 2020 as compared to 2019, total amortization of acquired intangible assets increased 7.9% primarily due to additional amortization from intangible assets acquired as part of the acquisitions from the second half of 2019, partially offset by certain other intangible assets being fully amortized.
Restructuring and Other Charges

	Years Ended December 31,			2020 to 2021	2019 to 2020
(Dollars in millions)	2021	2020	2019	Change	Change
Restructuring and other charges	$0.4	$4.1	$8.8	NM*	(53.6)%
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
Refer to Note 18, “Restructuring and Other Charges,” of Notes to Consolidated Financial Statements of this Form 10-K for further discussion.
Change in Fair Value of Earn-Out Liability

	Years Ended December 31,			2020 to 2021	2019 to 2020
(Dollars in millions)	2021	2020	2019	Change	Change
Change in fair value of earn-out liability	$5.3	$(1.8)	$—	NM*	100.0%
_____________________________________
*    NM — percentage is not meaningful

During the fourth quarter of 2021, we remeasured the fair value of the earn-out liability related to the acquisition of PLDA, which is subject to certain revenue targets of the acquired business for the next three years. The remeasurement of the earn-out liability resulted in an additional expense of $5.3 million on our consolidated statements of operations.
During 2020, we recorded a full reduction in the fair value of the earn-out liability related to the 2019 asset purchase agreement to acquire the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure, since the specified performance milestones were not met for calendar year 2020, which resulted in a gain on our consolidated statements of operations.
Interest and Other Income (Expense), Net

	Years Ended December 31,			2020 to 2021	2019 to 2020
(Dollars in millions)	2021	2020	2019	Change	Change
Interest income and other income (expense), net	$9.7	$17.8	$27.5	(45.6)%	(34.9)%
Interest expense	(10.7)	(10.3)	(9.9)	3.5%	5.0%
Interest and other income (expense), net	$(1.0)	$7.5	$17.6	(113.2)%	(57.3)%
Interest income and other income (expense), net, consists primarily of interest income of $9.3 million, $14.6 million and $20.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, due to the significant financing component of licensing agreements. Interest income and other income (expense), net, also includes interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
Interest expense for all periods disclosed consists primarily of interest expense associated with the non-cash interest expense related to the amortization of the debt discount and issuance costs on the 1.375% convertible senior notes due 2023 (the “2023 Notes”), as well as the coupon interest related to these notes. Refer to Note 12, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
Provision for Income Taxes

	Years Ended December 31,			2020 to 2021	2019 to 2020
(Dollars in millions)	2021	2020	2019	Change	Change
Provision for income taxes	$5.0	$3.9	$3.4	25.9%	15.1%
Effective tax rate	21.3%	(10.8)%	(4.1)%
Our effective tax rate for the year ended December 31, 2021 differed from the U.S. statutory rate primarily due to the foreign-derived intangible income deduction and certain capitalized research expenditures, partially offset by the change in the valuation allowance against U.S. deferred tax assets. Our effective tax rate for the year ended December 31, 2020 differed from the U.S. statutory rate primarily due to the expiration of foreign tax credits, partially offset by the change in the valuation allowance against U.S. deferred tax assets. Our effective tax rate for the year ended December 31, 2019 was different from the U.S. statutory rate primarily due to the full valuation allowance on the current year tax loss.
We recorded a provision for incomes taxes of $5.0 million for the year ended December 31, 2021, which was primarily comprised of taxes on foreign earnings, the full valuation allowance on U.S. federal deferred tax assets, withholding tax expense, tax expense from the amortization of indefinite-lived intangibles and an increase in the valuation allowance on California deferred tax assets. For the year ended December 31, 2021, we paid withholding taxes of $20.4 million. We recorded a provision for incomes taxes of $3.9 million for the year ended December 31, 2020, which was primarily comprised of taxes on foreign earnings, the full valuation allowance on U.S. federal deferred tax assets, withholding tax expense, tax expense from the amortization of indefinite-lived intangibles, partially offset by a partial California deferred tax asset valuation allowance release. For the year ended December 31, 2020, we paid withholding taxes of $19.7 million. We recorded a provision for incomes taxes of $3.4 million for the year ended December 31, 2019, which was primarily comprised of taxes on foreign earnings, the full valuation allowance on U.S. federal deferred tax assets, withholding tax expense, and acquisition-related impacts. For the year ended December 31, 2019, we paid withholding taxes of $17.1 million.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, we assessed the changes in our underlying facts and circumstances and evaluated the realizability of our existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and California deferred tax assets was appropriate. During 2020, as a result of the enactment of California A.B. 85 and the temporary suspension of California net operating loss utilization for tax years 2020 through 2022, we released $0.7 million of the valuation allowance on our deferred tax asset for California research and development tax credits. In 2021, based on available evidence, we recorded a full valuation allowance on our California deferred tax assets. We continue to maintain a full valuation allowance on our California and U.S. federal deferred tax assets as we do not expect to be able to fully utilize them.
Liquidity and Capital Resources

(In millions)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$107.9	$129.0
Marketable securities	377.7	373.6
Total cash, cash equivalents, and marketable securities	$485.6	$502.6

	Years Ended December 31,
(In millions)	2021	2020	2019
Net cash provided by operating activities	$209.2	$185.5	$128.5
Net cash used in investing activities	$(115.7)	$(97.6)	$(141.5)
Net cash used in financing activities	$(114.2)	$(61.2)	$(0.3)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the year ended December 31, 2021 were funded primarily from cash collected from our customers.
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
To provide us with more flexibility in returning capital to our stockholders, on October 29, 2020, our Board approved the 2020 Repurchase Program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by our Board in January 2015 and canceled the remaining shares outstanding as part of the previous authorization.
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
On June 15, 2021, we entered into the 2021 ASR Program with Deutsche Bank. The 2021 ASR Program was part of the share repurchase program previously authorized by our Board on October 29, 2020. Under the 2021 ASR Program, we pre-paid to Deutsche Bank the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.9 million shares of our common stock from Deutsche Bank in the second quarter of 2021, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the fourth quarter of 2021, the accelerated share repurchase program was completed and we received an additional 0.4 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program.
As of December 31, 2021, there remained an outstanding authorization to repurchase approximately 12.9 million shares of our outstanding common stock under the 2020 Repurchase Plan. Refer to “Share Repurchase Program” below.
Operating Activities
Cash provided by operating activities of $209.2 million for the year ended December 31, 2021 was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2021 primarily included decreases in unbilled receivables, inventories, prepaids and other current assets and increases in accounts payable and deferred revenue, offset by increases in accounts receivable, as well as decreases in income taxes payable, accrued salaries and benefits and operating lease liabilities.
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
Investing Activities
Cash used in investing activities of $115.7 million for the year ended December 31, 2021 consisted of purchases of available-for-sale marketable securities of $567.9 million, $97.1 million paid for the acquisitions of AnalogX and PLDA, net of total cash acquired of $8.6 million, and $13.8 million paid to acquire property, plant and equipment, offset by proceeds from the maturities and sale of available-for-sale marketable securities of $336.2 million and $227.0 million, respectively.
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
Financing Activities
Cash used in financing activities of $114.2 million for the year ended December 31, 2021 was primarily due to an aggregate payment of $100.0 million to Deutsche Bank as part of the 2021 ASR Program. We also paid $10.6 million in payments of taxes on restricted stock units, $12.5 million under installment payment arrangements to acquire fixed assets and $0.1 million in fees related to the 2021 ASR Program, offset by $9.0 million in proceeds from the issuance of common stock under equity incentive plans.
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

Contractual Obligations
As of December 31, 2021, our material contractual obligations were as follows:

(In thousands)	Total	2022	2023	2024	2025	2026
Contractual obligations (1) (2) (3)
Software licenses (4)	$16,348	$11,597	$3,274	$1,477	$—	$—
Acquisition retention bonuses (5)	9,528	5,194	2,167	2,167	—	—
Convertible notes (6)	172,500	—	172,500	—	—	—
Interest payments related to convertible notes	3,564	2,372	1,192	—	—	—
Total	$201,940	$19,163	$179,133	$3,644	$—	$—
______________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $20.2 million including $18.9 million recorded as a reduction of long-term deferred tax assets and $1.3 million in long-term income taxes payable, as of December 31, 2021. As noted in Note 19, “Income Taxes,” of Notes to Consolidated Financial Statements of this Form 10-K, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.
(2)    For our lease commitments as of December 31, 2021, refer to Note 10, Leases,” of Notes to Consolidated Financial Statements of this Form 10-K.
(3)    Our other contractual obligations as of December 31, 2021 were not material.
(4)    We have commitments with various software vendors for agreements generally having terms longer than one year.
(5)    In connection with the acquisitions of Northwest Logic in the third quarter of 2019 and the Secure Silicon IP and Protocols business in the fourth quarter of 2019, and the acquisitions of AnalogX and PLDA in the third quarter of 2021, we are obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.
(6)    On November 17, 2017, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $172.5 million aggregate principal amount of the 2023 Notes. Refer to Note 12, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional details.
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
On November 11, 2020, we entered into the 2020 ASR Program with Deutsche Bank. The 2020 ASR Program was part of the 2020 Repurchase Program previously authorized by our Board on October 29, 2020. Under the 2020 ASR Program, we pre-paid to Deutsche Bank the $50.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 2.6 million shares of our common stock from Deutsche Bank in the fourth quarter of 2020, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the second quarter of 2021, the accelerated share repurchase program was completed and we received an additional 0.1 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program.
On June 15, 2021, we entered into the 2021 ASR Program with Deutsche Bank. The 2021 ASR Program was part of the share repurchase program previously authorized by our Board on October 29, 2020. Under the 2021 ASR Program, we pre-paid to Deutsche Bank the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.9 million shares of our common stock from Deutsche Bank in the second quarter of 2021, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the fourth quarter of 2021, the accelerated share repurchase program was completed and we received an additional 0.4 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program.
As of December 31, 2021, there remained an outstanding authorization to repurchase approximately 12.9 million shares of our outstanding common stock under the 2020 Repurchase Plan.
We record share repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the year ended December 31, 2021, the cumulative price of $95.8 million was recorded as an increase to accumulated deficit.
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
Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
As previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to the inadequate design and maintenance of controls to evaluate and monitor the accounting for patent and technology licensing arrangements with unusual contract terms. We have taken necessary remediation steps to address the material weakness discussed above to strengthen our internal control over financial reporting. These include enhancement of our existing contract review control for patent and technology licensing arrangements, as well as implementation of a new control designed to evaluate and monitor, at inception and on a quarterly basis, the accounting assessment of patent and technology licensing arrangements with unusual terms.
Consequently, our management has concluded that the identified material weakness in internal control over financial reporting has been considered remediated as of December 31, 2021, as the related internal controls have been in operation for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.
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
Our revenue consists of product, royalty and contract and other revenue. Products primarily consist of memory interface chips sold directly and indirectly to module manufacturers and OEMs worldwide through multiple channels, including our direct sales force and distributors. Royalty revenue consists of patent and technology license royalties. Contract and other revenue consists of software license fees, engineering fees associated with integration of our technology solutions into our customers’ products and support and maintenance fees.
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
Key estimates used in recognizing revenue predominantly consist of the following:
•For fixed-fee arrangements in which cash is being received over a period exceeding a year, we calculate a customer-specific lending rate using a Daily Treasury Yield Curve Rate that changes depending on the date on which the licensing arrangement was entered into and the term (in years) of the arrangement, and take into consideration a licensee-specific risk profile determined based on a review of the licensee’s report obtained on the date the licensing arrangement was signed by the parties, with a risk premium being added to the Daily Treasury Yield Curve Rate considering the overall business risk, financing strength and risk indicators, as listed.
•We recognize revenue on variable fee licensing arrangements on the basis of sales and usage.

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
As of December 31, 2021, our consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $186.9 million, which consists of net operating loss carryovers, tax credit carryovers, capitalized research, amortization, employee stock-based compensation expenses, certain liabilities and certain assets. As of December 31, 2021, we have a valuation allowance of $206.9 million, resulting in net deferred tax liabilities of $19.9 million.
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
Business Combinations
We account for acquisitions of businesses using the purchase method of accounting, which requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded on our consolidated statements of operations.
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
Recent Accounting Pronouncements
Refer to Note 3, Recent Accounting Pronouncements,” of Notes to Consolidated Financial Statements of this Form 10-K for discussion of recent accounting pronouncements including the respective expected dates of adoption.

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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates we may experience a realized loss, similarly, if the environment has been one of declining interest rates we may experience a realized gain. As of December 31, 2021, we had an investment portfolio of fixed income marketable securities of $398.1 million, including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of December 31, 2021, the fair value of the portfolio would decline by approximately $3.4 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in France, the Netherlands and the United Kingdom, design centers in Canada, India, Bulgaria and Finland and small business development offices in Australia, China, Japan, South Korea and Taiwan. We monitor our foreign currency exposure; however, as of December 31, 2021, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.
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
i.pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;
ii.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on

this assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation of Previously Reported Material Weakness
As previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to the inadequate design and maintenance of controls to evaluate and monitor the accounting for patent and technology licensing arrangements with unusual contract terms.
We have taken remediation steps to address the material weakness previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 to strengthen our internal control over financial reporting. These include enhancement of our existing contract review control for patent and technology licensing arrangements, as well as implementation of a new control designed to evaluate and monitor, at inception and on a quarterly basis, the accounting assessment of patent and technology licensing arrangements with unusual terms.
Consequently, our management has concluded that the identified material weakness in internal control over financial reporting has been considered remediated as of December 31, 2021, as the related internal controls have been in operation for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.
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
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rambus Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rambus Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Acquisition of AnalogX Inc. and PLDA Group – Valuation of Existing Technology and In-process Research and Development (IPR&D) Intangible Assets

As described in Notes 2 and 21 to the consolidated financial statements, on July 2, 2021, the Company completed the acquisition of AnalogX Inc. for total consideration of approximately $47.5 million, which resulted in recording $6.3 million of existing technology and $3.8 million of in-process research and development (IPR&D) intangible assets. The fair value of the existing technology and IPR&D acquired from the AnalogX Inc. acquisition were estimated using the estimated current replacement cost method under the cost approach. Management applied significant judgment in estimating the fair value of the existing technology and IPR&D intangible assets from the AnalogX Inc. acquisition, which involved the use of significant assumptions related to cost of labor to recreate the intangible assets. On August 18, 2021, the Company completed the acquisition of PLDA Group for total consideration of approximately $85.6 million, which resulted in recording $20.4 million of existing technology and $7.4 million of IPR&D. The fair value of the existing technology and IPR&D intangible assets acquired from the PLDA acquisition were estimated using the multiple-period excess earnings method under the income approach. Management applied significant judgment in estimating the fair value of the existing technology and IPR&D intangible assets from the PLDA Group acquisition, which involved the use of significant assumptions related to revenue growth rates and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of existing technology and IPR&D intangible assets acquired from the AnalogX Inc. and PLDA Group acquisitions is a critical audit matter are (i) the significant judgment by management in determining the fair value of the existing technology and IPR&D intangible assets, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to cost of labor to recreate existing technology and IPR&D intangible assets from the AnalogX Inc. acquisition, and revenue growth rates and discount rates related to the existing technology and IPR&D intangible assets from the PLDA Group acquisition, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the existing technology and IPR&D intangible assets and controls over the development of significant assumptions related to cost of labor to recreate existing technology and IPR&D intangible assets from the AnalogX Inc. acquisition, and revenue growth rates and discount rates related to the existing technology and IPR&D intangible assets from the PLDA Group acquisition. These procedures also included, among others (i) reading the purchase agreements, (ii) testing management’s process for determining the fair value of the existing technology and IPR&D intangible assets from both acquisitions, (iii) evaluating the appropriateness of the estimated current replacement cost valuation methods and multi-period excess earnings valuation methods, (iv) testing the completeness and accuracy of the underlying data used in the valuation methods, and (v) evaluating the reasonableness of the significant assumptions used by management related to cost of labor to recreate the existing technology and IPR&D intangible assets from the AnalogX Inc. acquisition, and revenue growth rates and discount rates related to the existing technology and IPR&D intangible assets from the PLDA Group acquisition. Evaluating management’s assumptions related to the cost to recreate the intangible assets involved considering the current and historical compensation paid to engineers to recreate the technology. Evaluating the reasonableness of the revenue growth rates involved considering (i) the current and past performance of PLDA Group, (ii) the consistency with external market and industry data, and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the (i) the appropriateness of the estimated current replacement cost valuation methods and multi-period excess earnings valuation methods and (ii) the reasonableness of the discount rate significant assumptions.

Revenue Recognition – License and Customization Services Revenue

As described in Note 2 to the consolidated financial statements, the Company recognizes license and customization services revenue based on an over time model, measured using the input method. License and customization services revenue is reported as part of contract and other revenue, which was $7.5 million for the year ended December 31, 2021. Due to the nature of the work performed in these arrangements, the estimation of the over time model is complex and involves significant judgment. The key factor reviewed by management to estimate costs to complete each contract is the estimated man-months necessary to complete the project.

The principal considerations for our determination that performing procedures relating to revenue recognition for license and customization services revenue is a critical audit matter are (i) the significant judgment by management in determining the estimated man-months necessary for contract completion for each contract, and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s estimate of man-months necessary to complete each project.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s license and customization services revenue recognition process, including controls over management’s determination of the estimate of man-months necessary to complete each contract. These procedures also included, among others, for a sample of contracts, testing management’s process for determining the estimate of man-months. Evaluating the reasonableness of management’s assumption related to the estimate of man-months involved (i) performing a comparison of the estimated man-months to completed projects of similar size and (ii) evaluating the timely identification of circumstances which may warrant a modification to a previous cost estimate, including an assessment of total man-months.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2022

We have served as the Company’s auditor since 1991.

RAMBUS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

	(In thousands, except shares and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$107,891	$128,967
Marketable securities	377,718	373,682
Accounts receivable	44,065	27,903
Unbilled receivables	135,608	138,813
Inventories	8,482	14,466
Prepaids and other current assets	10,600	15,881
Total current assets	684,364	699,712
Intangible assets, net	58,420	36,487
Goodwill	278,810	183,222
Property, plant and equipment, net	56,035	57,693
Operating lease right-of-use assets	23,712	28,708
Deferred tax assets	4,047	4,353
Unbilled receivables	123,018	236,699
Other assets	4,240	4,535
Total assets	$1,232,646	$1,251,409
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,279	$8,993
Accrued salaries and benefits	20,945	23,326
Convertible notes	163,687	—
Deferred revenue	24,755	10,198
Income taxes payable	20,607	20,064
Operating lease liabilities	5,992	4,724
Other current liabilities	20,002	18,559
Total current liabilities	267,267	85,864
Convertible notes	—	156,031
Long-term operating lease liabilities	29,099	34,305
Long-term income taxes payable	21,424	41,333
Deferred tax liabilities	23,985	14,276
Other long-term liabilities	28,475	6,894
Total liabilities	370,250	338,703
Commitments and contingencies (Notes 10, 13 and 20)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2021 and December 31, 2020	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 109,292,235 shares at December 31, 2021 and 111,697,994 shares at December 31, 2020	109	112
Additional paid in capital	1,298,966	1,270,426
Accumulated deficit	(435,227)	(357,751)
Accumulated other comprehensive loss	(1,452)	(81)
Total stockholders’ equity	862,396	912,706
Total liabilities and stockholders’ equity	$1,232,646	$1,251,409
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020	2019

	(In thousands, except per share amounts)
Revenue:
Product revenue	$143,935	$113,996	$72,972
Royalties	136,706	84,560	94,361
Contract and other revenue	47,663	47,766	60,270
Total revenue	328,304	246,322	227,603
Cost of revenue:
Cost of product revenue	49,397	37,749	27,156
Cost of contract and other revenue	4,756	5,647	9,905
Amortization of acquired intangible assets	16,241	17,352	14,314
Total cost of revenue	70,394	60,748	51,375
Gross profit	257,910	185,574	176,228
Operating expenses:
Research and development	135,678	139,837	156,815
Sales, general and administrative	91,057	86,441	100,551
Amortization of acquired intangible assets	1,226	1,061	2,743
Restructuring and other charges	368	4,089	8,821
Loss on divestiture	—	—	7,439
Change in fair value of earn-out liability	5,300	(1,800)	—
Total operating expenses	233,629	229,628	276,369
Operating income (loss)	24,281	(44,054)	(100,141)
Interest income and other income (expense), net	9,711	17,855	27,445
Interest expense	(10,706)	(10,340)	(9,852)
Interest and other income (expense), net	(995)	7,515	17,593
Income (loss) before income taxes	23,286	(36,539)	(82,548)
Provision for income taxes	4,952	3,932	3,416
Net income (loss)	$18,334	$(40,471)	$(85,964)
Net income (loss) per share:
Basic	$0.17	$(0.36)	$(0.77)
Diluted	$0.16	$(0.36)	$(0.77)
Weighted-average shares used in per share calculations:
Basic	110,538	113,254	110,948
Diluted	114,865	113,254	110,948

Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2021	2020	2019

	(In thousands)
Net income (loss)	$18,334	$(40,471)	$(85,964)
Other comprehensive income (loss):
Foreign currency translation adjustment	(366)	24	10,145
Unrealized gain (loss) on marketable securities, net of tax	(1,005)	(13)	54
Total comprehensive income (loss)	$16,963	$(40,460)	$(75,765)
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Common Stock
	Shares	Amount				Total

	(In thousands)
Balances at December 31, 2018	109,018	$109	$1,226,588	$(204,294)	$(10,291)	$1,012,112
Net loss	—	—	—	(85,964)	—	(85,964)
Foreign currency translation adjustment	—	—	—	—	10,145	10,145
Unrealized gain on marketable securities, net of tax	—	—	—	—	54	54
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	3,113	3	8,078	—	—	8,081
Stock-based compensation	—	—	26,476	—	—	26,476
Cumulative effect adjustment from the adoption of ASC 842	—	—	—	4,469	—	4,469
Balances at December 31, 2019	112,131	112	1,261,142	(285,789)	(92)	975,373
Net loss	—	—	—	(40,471)	—	(40,471)
Foreign currency translation adjustment	—	—	—	—	24	24
Unrealized loss on marketable securities, net of tax	—	—	—	—	(13)	(13)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	2,183	3	2,081	—	—	2,084
Repurchase and retirement of common stock under repurchase plan	(2,616)	(3)	(18,575)	(31,491)	—	(50,069)
Stock-based compensation	—	—	25,778	—	—	25,778
Balances at December 31, 2020	111,698	112	1,270,426	(357,751)	(81)	912,706
Net income	—	—	—	18,334	—	18,334
Foreign currency translation adjustment	—	—	—	—	(366)	(366)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(1,005)	(1,005)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,745	1	(1,657)	—	—	(1,656)
Issuance of common stock due to PLDA Group (“PLDA”) acquisition	300	—	6,978	—	—	6,978
Repurchase and retirement of common stock under repurchase plan	(4,451)	(4)	(4,267)	(95,810)	—	(100,081)
Stock-based compensation	—	—	27,486	—	—	27,486
Balances at December 31, 2021	109,292	$109	$1,298,966	$(435,227)	$(1,452)	$862,396

Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$18,334	$(40,471)	$(85,964)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	27,486	25,778	26,476
Depreciation	26,810	29,773	23,644
Amortization of intangible assets	17,467	18,413	17,058
Non-cash interest expense and amortization of convertible debt issuance costs	7,656	7,243	6,854
Deferred income taxes	1,522	624	(1,816)
Loss on divestiture	—	—	7,439
Loss on equity investment	1,071	747	696
(Gain) loss on disposal of property, plant and equipment	(82)	(77)	157
Change in fair value of earn-out liability	5,300	(1,800)	—
Change in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	(13,521)	16,136	4,994
Unbilled receivables	118,452	156,202	147,868
Prepaid expenses and other assets	6,663	2,057	4,076
Inventories	6,109	(4,380)	(3,353)
Accounts payable	2,195	(2,176)	2,934
Accrued salaries and benefits and other liabilities	(1,642)	3,353	6,176
Income taxes payable	(25,309)	(17,852)	(15,925)
Deferred revenue	15,496	(1,486)	(3,497)
Operating lease liabilities	(4,790)	(6,625)	(9,282)
Net cash provided by operating activities	209,217	185,459	128,535
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,792)	(29,728)	(6,472)
Purchases of marketable securities	(567,947)	(909,852)	(657,433)
Maturities of marketable securities	336,154	817,834	507,385
Proceeds from sale of marketable securities	227,045	25,304	6,758
Proceeds from divestiture, net of cash disposed	—	—	76,039
Proceeds from sale of property and property, plant and equipment	—	—	29
Settlement of working capital adjustment from disposal of business	—	(1,131)	—
Investment in privately-held companies	—	—	(1,000)
Acquisition of businesses, net of cash acquired	(97,115)	—	(66,780)
Net cash used in investing activities	(115,655)	(97,573)	(141,474)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	8,957	11,487	15,104
Payments of taxes on restricted stock units	(10,613)	(9,403)	(7,023)
Payments under installment payment arrangements	(12,472)	(13,201)	(8,379)
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	(100,081)	(50,069)	—
Net cash used in financing activities	(114,209)	(61,186)	(298)
Effect of exchange rate changes on cash and cash equivalents	(413)	106	(497)
Net increase (decrease) in cash, cash equivalents and restricted cash	(21,060)	26,806	(13,734)
Cash, cash equivalents and restricted cash at beginning of year	129,324	102,518	116,252
Cash, cash equivalents and restricted cash at end of year	$108,264	$129,324	$102,518

	Years Ended December 31,
	2021	2020	2019

	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,372	$2,372	$2,372
Income taxes, net of refunds	$22,839	$21,312	$17,835
Non-cash investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$12,935	$20,952	$29,844

	As of December 31,
	2021	2020	2019

	(In thousands)
Reconciliation of the cash, cash equivalents and restricted cash balances as shown on the consolidated statement of cash flows:
Cash and cash equivalents	$107,891	$128,967	$102,176
Restricted cash	373	357	342
Cash, cash equivalents and restricted cash	$108,264	$129,324	$102,518
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company
Rambus Inc. (“Rambus” or the “Company”) was incorporated in California in March 1990 and reincorporated in Delaware in March 1997. In addition to licensing, the Company is creating new business opportunities through offering products and services where its goal is to perpetuate strong company operating performance and long-term stockholder value. The Company generates revenue by licensing its inventions and solutions, selling its semiconductor products and providing services to market-leading companies.
Rambus produces products and innovations that address the fundamental challenges of accelerating data. The Company makes industry-leading chips and IP that enable critical performance improvements for data center and other growing markets. The ongoing shift to the cloud, along with the widespread advancement of artificial intelligence (“AI”) across the data center, edge and Internet of Things (“IoT”) end points, has led to exponential growth in data usage and tremendous demands on data infrastructure. Creating fast and safe connections, both in and across systems, remains one of the most mission-critical design challenges limiting performance in advanced hardware for these markets.
2. Summary of Significant Accounting Policies
Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of Rambus and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated on the accompanying consolidated financial statements. Investments in entities with more than 20% ownership by Rambus and in which Rambus has the ability to significantly influence the operations of the investee (but not control) are accounted for using the equity method and are included in other assets.
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
Immaterial Correction of Prior-Period Error
Subsequent to the reissuance of the consolidated financial statements as of and for the year ended December 31, 2020, the Company determined that $7.2 million in corporate investments originally classified as cash equivalents should have been classified as marketable securities in the consolidated balance sheet as of December 31, 2020. The Company assessed the effect of this correction based on an analysis of both quantitative and qualitative factors and determined that the correction was not material. Accordingly, the Company corrected the error as of and for the year ended December 31, 2020 in the accompanying consolidated balance sheet, consolidated statement of cash flows and related footnotes. The following adjustments were made:
•Cash and cash equivalents as of December 31, 2020 originally reported as $136.1 million was corrected to $129.0 million.
•Marketable securities as of December 31, 2020 originally reported as $366.5 million was corrected to $373.7 million.
•Correction of Note 8, “Marketable Securities” and Note 9, “Fair Value of Financial Instruments,” to reflect the above adjustments.
•Corrected its presentation of net cash used in investing activities for the year ended December 31, 2020, which was originally reported as $90.4 million, to reflect cash used in investing activities of $97.6 million, in the accompanying consolidated statement of cash flows. The corrections did not affect the net cash provided by operating activities nor net cash used in financing activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reclassifications
Certain prior-year balances were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net income (loss) or cash flows for any of the periods presented.
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
The Company’s revenue consists of product, royalty and contract and other revenue. Products primarily consist of memory interface chips sold directly and indirectly to module manufacturers and OEMs worldwide through multiple channels, including its direct sales force and distributors. Royalty revenue consists of patent and technology license royalties. Contract and other revenue consists of software license fees, engineering fees associated with integration of the Company’s technology solutions into its customers’ products and support and maintenance fees.
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
•For fixed-fee arrangements (including arrangements that include minimum guaranteed amounts), the Company recognizes revenue upon control over the underlying IP use right transferring to the licensee, net of the effect of significant financing components calculated using customer-specific, risk-adjusted lending rates ranging between 3% and 5%, with the related interest income recognized over time on an effective rate basis. Where a licensee has the contractual right to terminate a fixed-fee arrangement for convenience without any substantive penalty payable upon such termination, the Company applies the guidance in Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers in Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”) to the duration of the contract in which the parties have present enforceable rights and obligations and only recognizes revenue for amounts that are due and payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•For variable arrangements, the Company recognizes revenue based on an estimate of the licensee’s sale or usage of the IP during the period of reference, typically quarterly, with a true-up recorded when the Company receives the actual royalty report from the licensee.
Contract and Other Revenue
Contract and other revenue consists of software license fees and engineering fees associated with integration of the Company’s technology solutions into its customers’ related support and maintenance.
An initial software arrangement generally consists of a term-based or perpetual license, significant software customization services and support and maintenance services that include post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. The Company recognizes license and customization services revenue based on an over time model, measured using the input method. License and customization services revenue is reported as part of contract and other revenue which was approximately $7.5 million for the year ended December 31, 2021. Due to the nature of the work performed in these arrangements, the estimation of the over time model is complex and involves significant judgment. The key factor reviewed by management to estimate costs to complete each contract is the estimated man-months necessary to complete the project. The Company recognizes license renewal revenue at the beginning of the renewal period.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
lease liabilities at the adoption date for its existing operating leases that commenced prior to January 1, 2019, which was based on the remaining lease term and remaining lease payments for such leases.
The Company leases office space, domestically and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one year and nine years. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheets. The Company does not have any finance leases. The Company determines if an arrangement is a lease, or contains a lease, at inception. The Company assesses all relevant facts and circumstances in making the determination of the existence of a lease. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments, and uses the implicit rate when readily determinable. Many of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company does not separate non-lease components from lease components. Operating lease costs are included in research and development and selling, general and administrative costs on the statement of operations.
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
The Company performed its annual goodwill impairment analysis as of December 31, 2021 and determined that there was no impairment of its goodwill. For the years ended December 31, 2020 and 2019, the Company did not recognize any goodwill impairment charges.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Property, Plant and Equipment
Property, plant and equipment include computer software, computer equipment, leasehold improvements, machinery, and furniture and fixtures. Computer software, computer equipment, machinery, and furniture and fixtures are stated at cost and generally depreciated on a straight-line basis over an estimated useful life of three years, three years, seven years, and three years, respectively. Refer to Note 11, Balance Sheet Details,” for additional details. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the initial terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in the results from operations.
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
When the Company determines that the carrying value of the asset groups may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by the Company to be commensurate with the risk inherent in the Company’s current business model. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. The impairment charge is recorded to reduce the pre-impairment carrying amount of the assets based on the relative carrying amount of those assets, though not to reduce the carrying amount of an asset below its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of the assets. During 2021, 2020 and 2019, the Company did not recognize any impairment of its definite-lived and indefinite-lived assets.
Income Taxes
Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for expected future tax events that have been recognized differently on the Company’s consolidated financial statements and tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized based on available evidence.
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
The Company determines compensation expense associated with restricted stock units based on the fair value of its common stock on the date of grant. The Company determines compensation expense associated with stock options based on the estimated grant-date fair value method using the Black-Scholes Merton (“BSM”) valuation model. The Company generally recognizes compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors, as well as trends of actual option forfeitures.
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
Fair Value of Financial Instruments
The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities as of December 31, 2021 and 2020. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. The fair value of the Company’s convertible notes fluctuates with interest rates and with the market price of the common stock, but does not affect the carrying value of the debt on the balance sheet.
Research and Development
Costs incurred in research and development, which include engineering expenses, such as salaries and related benefits, stock-based compensation, depreciation, professional services and overhead expenses related to the general development of the Company’s products, are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company has not capitalized any software development costs since the period between establishing technological feasibility and general customer release is relatively short and as such, these costs have not been material.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Other comprehensive income (loss), net of tax, is presented on the consolidated statements of comprehensive income (loss).
Credit Concentration
As of December 31, 2021 and 2020, the Company’s cash, cash equivalents and marketable securities were invested with various financial institutions in the form of corporate notes, bonds and commercial paper, money market funds, U.S. Treasuries, U.S. Government Agencies, and municipal bonds and notes. The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high credit issuers and, by investment policy, attempts to limit the amount of credit exposure to any one issuer. As stated in the Company’s investment policy, it will ensure the safety and preservation of the Company’s invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk from these assets.
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
Foreign Currency Translation and Re-Measurement
The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive gain (loss) on the consolidated statements of stockholders’ equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency re-measure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and non-monetary assets and liabilities at historical rates. Additionally, foreign currency transaction gains and losses are included in interest income and other (income) expense, net, on the consolidated statements of operations and were not material in the periods presented.
Business Combinations
The Company accounts for acquisitions of businesses using the purchase method of accounting, which requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. Upon the conclusion of the measurement period or final determination of the values of assets acquired or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
liabilities assumed, whichever comes first, any subsequent adjustments are recorded on the consolidated statements of operations.
Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date including the Company’s estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies where applicable. Although, the Company believes the assumptions and estimates made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. On July 2, 2021, the Company completed the acquisition of AnalogX, Inc. and applied significant judgment in estimating the fair value of the existing technology and IPR&D intangible assets from the acquisition, which involved the use of significant assumptions related to cost of labor to recreate the intangible assets. On August 18, 2021, the Company completed the acquisition of PLDA Group and applied significant judgment in estimating the fair value of the existing technology and IPR&D intangible assets from the acquisition, which involved the use of significant assumptions related to revenue growth rates and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Litigation
The Company may be involved in certain legal proceedings. Based upon consultation with outside counsel handling its defense in these matters and an analysis of potential results, if the Company believes that a loss arising from such matters is probable and can be reasonably estimated, the Company records the estimated liability on its consolidated financial statements. If only a range of estimated losses can be determined, the Company records an amount within the range that, in its judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company records the low end of the range. Any such accrual would be charged to expense in the appropriate period. The Company recognizes litigation expenses in the period in which the litigation services were provided.
3. Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In January 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” The amendments in this ASU clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This ASU is effective for interim and annual reporting periods beginning after December 15, 2020. The Company adopted this ASU on January 1, 2021 on a prospective basis. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
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
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40).” The amendments in this ASU simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, the guidance removes the liability and equity separation models for convertible instruments. Instead, entities will account for convertible debt instruments wholly as debt unless convertible instruments contain features that require bifurcation as a derivative or that result in substantial premiums accounted for as paid-in capital. The guidance also requires the application of the if-converted method to calculate the impact of convertible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
instruments on diluted earnings per share. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a retrospective or modified retrospective basis. The Company will adopt this guidance on January 1, 2022 on modified retrospective basis. Although the Company continues to evaluate the impact of this guidance on its consolidated financial statements, upon adoption, the Company expects this guidance will result in a reclassification of the conversion feature balances from additional paid-in capital to debt and in a decrease of reported interest expense for its convertible notes.
4. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of December 31, 2021.
The Company’s contract balances were as follows:

	As of December 31,
(In thousands)	2021	2020
Unbilled receivables	$258,626	$375,512
Deferred revenue	26,198	10,461
During the years ended December 31, 2021 and December 31, 2020, the Company recognized $10.2 million and $10.3 million, respectively, of revenue that was included in the contract balances as of December 31, 2020 and December 31, 2019, respectively.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $29.6 million as of December 31, 2021, which the Company primarily expects to recognize over the next 2 years.
5. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	For the Years Ended December 31,
(In thousands, except per share amounts)	2021	2020	2019
Net income (loss) per share:
Numerator:
Net income (loss)	$18,334	$(40,471)	$(85,964)
Denominator:
Weighted-average common shares outstanding - basic	110,538	113,254	110,948
Effect of potential dilutive common shares	4,327	—	—
Weighted-average common shares outstanding - diluted	114,865	113,254	110,948
Basic net income (loss) per share	$0.17	$(0.36)	$(0.77)
Diluted net income (loss) per share	$0.16	$(0.36)	$(0.77)
For the years ended December 31, 2020 and 2019, options to purchase approximately 0.3 million and 1.0 million shares, respectively, were excluded from the calculation because they were anti-dilutive after considering proceeds from exercise, taxes and related unrecognized stock-based compensation expense. For the year ended December 31, 2021, there were no options to purchase shares that were excluded from the calculation.
For the years ended December 31, 2020 and 2019, an additional 2.3 million and 2.4 million shares, respectively, were excluded from the weighted-average dilutive shares because there was a net loss for the periods. These shares do not include the Company’s 2023 Notes. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $18.93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
per share is payable in cash, shares of the Company’s common stock or a combination of both. The Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the notes. The Company’s intent is to settle the principal amount of the notes in cash upon conversion. As a result, upon conversion of the notes, only the amounts payable in excess of the principal amounts of the notes are considered in diluted earnings per share under the treasury stock method. During the year ended December 31, 2021, the Company’s stock price exceeded the 2023 Notes' conversion price of $18.93 per share, due to which approximately 1.4 million shares for the year ended December 31, 2021 were included in the weighted-average dilutive shares. Refer to Note 12, Convertible Notes,” for more details.
6. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the years ended December 31, 2021 and December 31, 2020:

(In thousands)	December 31, 2020	Additions to Goodwill (1)	December 31, 2021
Total goodwill	$183,222	$95,588	$278,810
______________________________________
(1)    In July 2021, the Company acquired AnalogX and in August 2021, the Company acquired PLDA, which resulted in the Company recognizing additional goodwill. Refer to Note 21, “Acquisitions,” for additional information.

	As of December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$300,580	$(21,770)	$278,810

(In thousands)	December 31, 2019	Adjustment to Goodwill (1)	December 31, 2020
Total goodwill	$183,465	$(243)	$183,222
______________________________________
(1)    Working capital adjustments related to the acquisition of Northwest Logic, Inc. (“Northwest Logic”).

	As of December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$204,992	$(21,770)	$183,222
Intangible Assets, Net
The components of the Company’s intangible assets as of December 31, 2021 and December 31, 2020 were as follows:

		As of December 31, 2021
(In thousands, except useful life)	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Existing technology	3 to 10 years	$292,058	$(247,422)	$44,636
Customer contracts and contractual relationships	0.5 to 10 years	37,793	(35,209)	2,584
Non-compete agreements and trademarks	3 years	300	(300)	—
IPR&D	Not applicable	11,200	—	11,200
Total intangible assets		$341,351	$(282,931)	$58,420
______________________________________
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
Amortization expense for intangible assets for the years ended December 31, 2021, 2020, and 2019 was $17.5 million, $18.4 million, and $17.1 million, respectively.
The estimated future amortization expense of intangible assets as of December 31, 2021 was as follows (in thousands):

Years Ending December 31:	Amount
2022	$14,507
2023	13,491
2024	11,180
2025	5,180
2026	2,862
Thereafter	—
Total amortizable purchased intangible assets	47,220
IPR&D	11,200
Total intangible assets	$58,420
7. Segments and Major Customers
Operating segments are based upon Rambus’ internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of December 31, 2021, the Company has a single operating and reportable segment. Accordingly, no additional disclosure of segment measures of profit or loss or total assets is applicable for all periods presented.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at December 31, 2021 and 2020, respectively, was as follows:

	As of December 31,
Customer	2021	2020
Customer 1	19%	13%
Customer 2	17%	*
Customer 3	*	14%
Customer 4	*	11%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2021, 2020 and 2019, respectively, was as follows:

	Years Ended December 31,
Customer	2021	2020	2019
Customer A	21%	12%	*
Customer B	13%	*	*
Customer C	11%	15%	10%
Customer D	*	*	14%
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period.
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Years Ended December 31,
(In thousands)	2021	2020	2019
USA	$211,419	$137,614	$134,526
Singapore	39,798	28,034	21,751
Asia-Other	28,949	26,249	14,356
Taiwan	23,953	21,803	24,118
Japan	14,894	20,437	15,453
South Korea	6,007	3,664	3,583
Europe	3,165	7,359	10,262
Canada	119	1,162	3,554
Total	$328,304	$246,322	$227,603
At December 31, 2021, of the $56.0 million of total property, plant and equipment, approximately $49.8 million were located in the United States, $3.2 million were located in India and $3.0 million were located in other foreign locations. At December 31, 2020, of the $57.7 million of total property, plant and equipment, approximately $53.2 million were located in the United States, $3.3 million were located in India and $1.2 million were located in other foreign locations.
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
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of December 31, 2021
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$7,402	$7,402	$—	$—	0.02%
U.S. Government bonds and notes	102,812	103,113	—	(301)	0.29%
Corporate notes, bonds and commercial paper	287,905	288,667	8	(770)	0.22%
Total cash equivalents and marketable securities	398,119	399,182	8	(1,071)
Cash	87,490	87,490	—	—
Total cash, cash equivalents and marketable securities	$485,609	$486,672	$8	$(1,071)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2020
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$18,162	$18,162	$—	$—	0.01%
U.S. Government bonds and notes	169,633	169,670	3	(40)	0.12%
Corporate notes, bonds and commercial paper	253,391	253,412	61	(82)	0.20%
Total cash equivalents and marketable securities	441,186	441,244	64	(122)
Cash	61,463	61,463	—	—
Total cash, cash equivalents and marketable securities	$502,649	$502,707	$64	$(122)
Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of December 31,
(In thousands)	2021	2020
Cash equivalents	$20,401	$67,504
Short-term marketable securities	377,718	373,682
Total cash equivalents and marketable securities	398,119	441,186
Cash	87,490	61,463
Total cash, cash equivalents and marketable securities	$485,609	$502,649
The Company continues to invest in highly rated and highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at December 31, 2021 and 2020 are as follows:

	Fair Value		Gross Unrealized Loss
(In thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Less than 12 months
U.S. Government bonds and notes	$82,822	$70,548	$(301)	$(40)
Corporate notes, bonds and commercial paper	255,783	181,349	(770)	(82)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$338,605	$251,897	$(1,071)	$(122)
The gross unrealized losses at December 31, 2021 and 2020 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions, as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes, bonds and commercial paper. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	December 31, 2021
Due less than one year	$222,641
Due from one year through three years	168,076
Total	$390,717
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
The Company’s financial instruments are measured and recorded at fair value, except for equity method investments and convertible notes. The Company’s non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company’s equity method investments are initially recognized at cost, and the carrying amount is increased or decreased to recognize the Company’s share of the profit or loss of the investee after the date of acquisition. The Company’s share of the investee’s profit or loss is recognized on the Company’s consolidated statements of operations. Distributions received from an investee reduce the carrying amount of the investment.
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
The Company does not have any financial assets or liabilities in Level 3 as of December 31, 2021 and 2020, except for the Company’s liability for the contingent earn-out consideration related to the PLDA acquisition. The Company has classified this liability within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. Refer to Note 21, “Acquisitions,” for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company reviews the pricing inputs by obtaining prices from a different source for the same security on a sample of its portfolio. The Company has not adjusted the pricing inputs it has obtained. The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the above pricing levels as of December 31, 2021 and 2020:

	As of December 31, 2021
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7,402	$7,402	$—	$—
U.S. Government bonds and notes	102,812	—	102,812	—
Corporate notes, bonds and commercial paper	287,905	—	287,905	—
Total available-for-sale securities	$398,119	$7,402	$390,717	$—

	As of December 31, 2020
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$18,162	$18,162	$—	$—
U.S. Government bonds and notes	169,633	—	169,633	—
Corporate notes, bonds and commercial paper	253,391	—	253,391	—
Total available-for-sale securities	$441,186	$18,162	$423,024	$—
The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” on the consolidated statement of operations. During the years ended December 31, 2021 and 2020, the Company recorded no other-than-temporary impairment charges on its investments.
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of December 31, 2021 and December 31, 2020, the carrying value of the Company’s 25.0% ownership percentage was $1.8 million and $2.8 million, respectively, which were included in other assets on the accompanying consolidated balance sheets. The Company recorded immaterial amounts on its consolidated statements of operations representing its share of the investee’s loss for the years ended December 31, 2021, 2020 and 2019.
During the years ended December 31, 2021 and 2020, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2021 and 2020:

	As of December 31, 2021			As of December 31, 2020
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the “2023 Notes”)	$172,500	$163,687	$254,103	$172,500	$156,031	$194,709
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 12, “Convertible Notes,” as of December 31, 2021, the convertible notes were carried at their face value of $172.5 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximated fair value due to their short maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information regarding the Company’s goodwill and long-lived assets balances are disclosed in Note 6, Intangible Assets and Goodwill.”
10. Leases
On July 8, 2019, the Company entered into a definitive triple net space lease agreement with 237 North First Street Holdings, LLC (the “Landlord”), whereby the Company leases office space located at 4453 North First Street in San Jose, California, (the “Lease”). In April 2020, the lease was amended for certain terms (the “Amended Lease”). The Amended Lease includes approximately 90,000 square feet of office space, which serves as the Company’s corporate headquarters and includes engineering, sales, marketing and administrative functions. The Amended Lease has a term of 128 months from the amended commencement date in April 2020. The starting rent of the Amended Lease was approximately $3.26 per square foot on a triple net basis. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Amended Lease and will be $4.38 per square foot in the final year of the Amended Lease term. In addition to the base rent, the Company will also pay operating expenses, insurance expenses, real estate taxes, and a management fee under the Amended Lease. The Amended Lease also allows for an option to expand, wherein the Company has the right of first refusal to rent additional space in the building. The Company has a one-time option to extend the Amended Lease for a period of 60 months and may elect to terminate the Amended Lease, via written notice to the Landlord, in the event the office space is damaged or destroyed. Total required payments under the Amended Lease are approximately $41 million. Pursuant to the terms of the Amended Lease, the landlord agreed to reimburse the Company up to $9.0 million related to a tenant improvement allowance. During the year ended December 31, 2021, the Company received approximately $9.0 million from the landlord in total reimbursements related to the tenant improvement allowance.
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2021 (in thousands):

Years ending December 31,	Amount
2022	$7,505
2023	4,705
2024	4,060
2025	4,178
2026	4,299
Thereafter	17,429
Total minimum lease payments	42,176
Less: amount of lease payments representing interest	(7,085)
Present value of future minimum lease payments	35,091
Less: current obligations under leases	(5,992)
Long-term lease obligations	$29,099
As of December 31, 2021, the weighted-average remaining lease term for the Company’s operating leases was 7.9 years, and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 4.5%.
Operating lease costs included in research and development and selling, general and administrative costs on the statements of operations were $7.4 million and $9.5 million for the years ended December 31, 2021 and 2020, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $7.8 million and $7.2 million for the years ended December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Balance Sheet Details
Inventories
Inventories consisted of the following:

	As of December 31,
(In thousands)	2021	2020
Raw materials	$3,879	$7,945
Work in process	1,536	650
Finished goods	3,067	5,871
Total	$8,482	$14,466
Property, Plant and Equipment, net
Property, plant and equipment, net is comprised of the following:

	As of December 31,
(In thousands)	2021	2020
Computer software	$51,922	$49,862
Computer equipment	34,484	32,122
Leasehold improvements	34,120	9,658
Machinery	14,840	10,378
Furniture and fixtures	13,328	11,100
Construction in progress	1,813	27,250
Property, plant and equipment, gross	150,507	140,370
Less accumulated depreciation and amortization	(94,472)	(82,677)
Property, plant and equipment, net	$56,035	$57,693
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $21.0 million, $22.1 million and $15.3 million, respectively.
Accumulated Other Comprehensive Gain (Loss)
Accumulated other comprehensive gain (loss) is comprised of the following:

	As of December 31,
(In thousands)	2021	2020
Foreign currency translation adjustments	$(237)	$129
Unrealized loss on available-for-sale securities, net of tax	(1,215)	(210)
Total	$(1,452)	$(81)
12. Convertible Notes
The Company’s convertible notes are shown in the following table:

	As of December 31,
(In thousands)	2021	2020
2023 Notes	$172,500	$172,500
Unamortized discount — 2023 Notes	(8,266)	(15,420)
Unamortized debt issuance costs — 2023 Notes	(547)	(1,049)
Total convertible notes	163,687	156,031
Less current portion	163,687	—
Total long-term convertible notes	$—	$156,031

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
The Company incurred transaction costs of approximately $3.3 million related to the issuance of the 2023 Notes. In accounting for these costs, the Company allocated the costs to the liability and equity components in proportion to the allocation of proceeds from the issuance of the 2023 Notes to such components. Transaction costs allocated to the liability component of $2.6 million are netted against the carrying amount of the liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the 2023 Notes. The transaction costs allocated to the equity component of $0.7 million were recorded as additional paid-in capital.
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
The 2023 Notes are the Company’s senior unsecured obligations and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment with the Company’s existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to any existing and future indebtedness and other liabilities (including trade payables, but excluding intercompany obligations and liabilities) and any preferred stock of subsidiaries of the Company.
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
The amounts paid and received for the Convertible Note Hedge Transactions and Warrants have been recorded in additional paid-in capital on the consolidated balance sheets. The fair value of the Convertible Note Hedge Transactions and Warrants are not re-measured through earnings each reporting period. The amounts paid for the Convertible Note Hedge Transactions are tax deductible expenses, while the proceeds received from the Warrants are not taxable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Impact to Earnings per Share. During the year ended December 31, 2021, the Company’s stock price exceeded the 2023 Notes' conversion price of $18.93 per share, due to which approximately 1.4 million shares for the year ended December 31, 2021 were included in the weighted-average dilutive shares. Under the treasury stock method, in periods the Company reports net income, the Company is required to include the effect of additional shares that may be issued under the 2023 Notes when the price of the Company’s Common Stock exceeds the conversion price. Under this method, the cumulative dilutive effect of the 2023 Notes would be approximately 9.1 million shares if the average price of the Company’s Common Stock is $18.93. However, upon conversion, there will be no economic dilution from the 2023 Notes, as exercise of the Convertible Note Hedge Transactions eliminates any dilution from the 2023 Notes that would have otherwise occurred when the price of the Company’s Common Stock exceeds the conversion price. The Convertible Note Hedge Transactions are required to be excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.
The warrants will have a dilutive effect when the average share price exceeds the warrant’s strike price of $23.30 per share. However, upon conversion, the Convertible Note Hedge Transactions would neutralize the dilution from the 2023 Notes so that there would only be dilution from the warrants.
In December 2021, the trigger for early conversion of the 2023 Notes was met as the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the 2023 Notes for more than 20 trading days during the 30 consecutive trading days ended December 31, 2021. As a result, the 2023 Notes will be convertible at the option of the holders during the first quarter of 2022, and the net carrying amount of the 2023 Notes was reclassified to current liabilities on the consolidated balance sheet as of December 31, 2021.
Interest expense related to the notes for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Years Ended December 31,
(In thousands)	2021	2020	2019
2023 Notes coupon interest at a rate of 1.375%	$2,372	$2,372	$2,372
2023 Notes amortization of discount and debt issuance cost at an additional effective interest rate of 4.9%	7,656	7,243	6,854
Total interest expense on convertible notes	$10,028	$9,615	$9,226
13. Commitments and Contingencies
As of December 31, 2021, the Company’s material contractual obligations were as follows:

(In thousands)	Total	2022	2023	2024	2025	2026
Contractual obligations (1) (2) (3)
Software licenses (4)	$16,348	$11,597	$3,274	$1,477	$—	$—
Acquisition retention bonuses (5)	9,528	5,194	2,167	2,167	—	—
Convertible notes (6)	172,500	—	172,500	—	—	—
Interest payments related to convertible notes	3,564	2,372	1,192	—	—	—
Total	$201,940	$19,163	$179,133	$3,644	$—	$—
______________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $20.2 million including $18.9 million recorded as a reduction of long-term deferred tax assets and $1.3 million in long-term income taxes payable, as of December 31, 2021. As noted below in Note 19, Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
(2)    For the Company’s lease commitments as of December 31, 2021, refer to Note 10, Leases.”
(3)    The Company’s other contractual obligations as of December 31, 2021 were not material.
(4)    The Company has commitments with various software vendors for agreements generally having terms longer than one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(5)    In connection with the acquisitions of Northwest Logic in the third quarter of 2019 and the Secure Silicon IP and Protocols business in the fourth quarter of 2019, and the acquisitions of AnalogX and PLDA in the third quarter of 2021, the Company is obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.
(6)    On November 17, 2017, the Company entered into an Indenture with U.S. Bank National Association, as trustee, relating to the issuance by the Company of $172.5 million aggregate principal amount of the 2023 Notes. Refer to Note 12, Convertible Notes,” for additional details.
Indemnifications
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other IP infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this may not always be possible. The fair value of the liability as of December 31, 2021 and 2020 was not material.
14. Equity Incentive Plans and Stock-Based Compensation
Equity Incentive Plans
The Company has three equity incentive plans under which grants are currently outstanding: the 2006 Equity Incentive Plan (the “2006 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”). On April 23, 2015, the Company’s stockholders approved the 2015 Plan, which replaced the 2006 Plan. Additionally, in the third quarter of 2019, the Company adopted the 2019 Inducement Plan and, subject to the adjustment provisions of the 2019 Inducement Plan, reserved 400,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the 2019 Inducement Plan. The 2015 Plan and 2019 Inducement Plan were the Company’s only plans for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of December 31, 2021. Grants under all plans typically have a requisite service period of 60 months or 48 months, have straight-line vesting schedules and expire not more than 10 years from date of grant. No further awards will be made under the 2006 Plan, but the 2006 Plan will continue to govern awards previously granted under it. In addition, any shares subject to stock options or other awards granted under the 2006 Plan that on or after the effective date of the 2015 Plan are forfeited, cancelled, exchanged or surrendered or terminate under the 2006 Plan will become available for grant under the 2015 Plan. The Board will periodically review actual share consumption under the 2015 Plan and may make a request for additional shares as needed.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2018	10,074,046
Increase in shares approved for issuance (1)	400,000
Stock options granted	(80,000)
Stock options forfeited	426,960
Nonvested equity stock and stock units granted (2) (3)	(7,261,845)
Nonvested equity stock and stock units forfeited (2)	3,267,702
Total shares available for grant as of December 31, 2019	6,826,863
Increase in shares approved for issuance (4)	7,800,000
Stock options granted	(40,000)
Stock options forfeited	101,816
Nonvested equity stock and stock units granted (2) (5)	(3,528,401)
Nonvested equity stock and stock units forfeited (2)	1,252,042
Total shares available for grant as of December 31, 2020	12,412,320
Stock options forfeited	54,327
Nonvested equity stock and stock units granted (2) (6)	(3,918,251)
Nonvested equity stock and stock units forfeited (2)	1,943,782
Total shares available for grant as of December 31, 2021	10,492,178
______________________________________
(1)    Shares were reserved under the 2019 Inducement Plan adopted in the third quarter of 2019.
(2)    For purposes of determining the number of shares available for grant under the 2015 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.
(3)    Amount includes approximately 1.0 million shares that have been reserved for potential future issuance related to certain performance unit awards discussed under the section titled “Nonvested Equity Stock and Stock Units” below.
(4)    On April 30, 2020, the Company’s stockholders approved an additional 7,800,000 shares for issuance under the 2015 Plan.
(5)    Amount includes approximately 0.5 million shares that have been reserved for potential future issuance related to certain performance unit awards discussed under the section titled “Nonvested Equity Stock and Stock Units” below.
(6)    Amount includes approximately 0.4 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in the first quarter of 2021 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the years ended December 31, 2021, 2020 and 2019 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2021:

	Options Outstanding		Weighted-Average Remaining Contractual Term (years)
(In thousands, except per share amounts and years)	Number of Shares	Weighted-Average Exercise Price Per Share		Aggregate Intrinsic Value
Outstanding as of December 31, 2018	3,235,891	$10.25
Options granted	80,000	$13.25
Options exercised	(1,249,785)	$7.79
Options forfeited	(426,960)	$13.71
Outstanding as of December 31, 2019	1,639,146	$11.37
Options granted	40,000	$15.59
Options exercised	(613,119)	$10.74
Options forfeited	(101,816)	$19.41
Outstanding as of December 31, 2020	964,211	$11.08
Options granted	—	$—
Options exercised	(360,303)	$11.06
Options forfeited	(54,327)	$14.98
Outstanding as of December 31, 2021	549,581	$10.71	4.3	$10,265
Vested or expected to vest at December 31, 2021	549,397	$10.71	4.3	$10,262
Options exercisable at December 31, 2021	500,826	$10.48	4.0	$9,472
Employee Stock Purchase Plan
During the years ended December 31, 2021, 2020, and 2019, the Company had one employee stock purchase plan, the 2015 Employee Stock Purchase Plan (“2015 ESPP”). Employees generally will be eligible to participate in the plan if they are employed by the Company for more than 20 hours per week and more than five months in a fiscal year. The 2015 ESPP provides for six-month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under the plans, employees may purchase stock at the lower of 85% of the beginning of the offering period (the enrollment date), or the end of each offering period (the purchase date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the purchase date.
The Company issued 384,087 shares at a price of $12.95 per share during the year ended December 31, 2021. The Company issued 467,065 shares at a price of $10.51 per share during the year ended December 31, 2020. The Company issued 629,438 shares at a price of $8.53 per share during the year ended December 31, 2019. On April 30, 2020, the Company's stockholders approved an additional 2,000,000 shares to be reserved for issuance under the 2015 ESPP. As of December 31, 2021, 2.8 million shares under the ESPP remained available for issuance.
Stock-Based Compensation
Stock Options
There were no stock options granted during the year ended December 31, 2021. During the years ended December 31, 2020 and 2019, the number of stock options granted were not material.
During the years ended December 31, 2021, 2020 and 2019, the Company recorded stock-based compensation related to stock options of $0.4 million, $0.6 million and $1.0 million, respectively.
As of December 31, 2021, there was $0.4 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans. This cost is expected to be recognized over a weighted-average period of 1.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The total fair value of options vested for the years ended December 31, 2021, 2020 and 2019 was $2.0 million, $3.3 million and $6.7 million, respectively.
Employee Stock Purchase Plan
During the years ended December 31, 2021, 2020 and 2019, the Company recorded stock-based compensation related to the 2015 ESPP of $1.4 million, $1.5 million and $1.5 million, respectively.
As of December 31, 2021, there was $0.6 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over four months.
Valuation Assumptions
The Company estimates the fair value of stock awards using the BSM model. The BSM model determines the fair value of stock-based compensation and is affected by the Company’s stock price on the date of the grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include expected volatility, expected life of the award, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant-date fair value. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.
The fair value of stock awards is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the table below.
The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted that contain only service conditions in the periods presented:

	Stock Option Plan for Years Ended December 31,
	2020	2019
Stock Option Plan
Expected stock price volatility	38%	33%-36%
Risk free interest rate	0.2%	1.4%-1.6%
Expected term (in years)	5.5	5.1-5.2
Weighted-average fair value of stock options granted	$5.46	$4.36
There were no stock options granted during the year ended December 31, 2021.

	Employee Stock Purchase Plan for Years Ended December 31,
	2021	2020	2019
Employee Stock Purchase Plan
Expected stock price volatility	32%-33%	37%-46%	32%
Risk free interest rate	0.04%-0.05%	0.1%	1.6%-2.4%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$5.17	$3.46	$3.13
Expected Stock Price Volatility: Given the volume of market activity in its market traded options, the Company determined that it would use the implied volatility of its nearest-to-the-money traded options. The Company believes that the use of implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. If there is not sufficient volume in its market traded options, the Company will use an equally weighted blend of historical and implied volatility.
Risk-free Interest Rate: The Company bases the risk-free interest rate used in the BSM valuation method on implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent term. Where the expected terms of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company uses an approximation based on rates on the closest term currently available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. For the years ended December 31, 2021, 2020 and 2019, the Company granted nonvested equity stock units totaling 2.4 million, 2.0 million and 4.2 million shares, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the years ended December 31, 2021, 2020 and 2019, the nonvested equity stock units were valued at the date of grant, giving them a fair value of approximately $50.1 million, $31.0 million and $43.0 million, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the years ended December 31, 2021, 2020 and 2019, the Company recorded stock-based compensation expense of approximately $25.7 million, $23.7 million and $23.9 million, respectively, related to all outstanding nonvested equity stock grants.
Unrecognized compensation cost related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $43.0 million at December 31, 2021. This amount is expected to be recognized over a weighted-average period of 2.0 years.
The following table reflects the activity related to nonvested equity stock and stock units for the years ended December 31, 2021, 2020 and 2019:

Nonvested Equity Stock and Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2018	4,859,135	$12.71
Granted	4,233,701	$10.17
Vested	(1,896,283)	$12.40
Forfeited	(1,907,070)	$11.33
Nonvested at December 31, 2019	5,289,483	$11.27
Granted	1,986,117	$15.60
Vested	(1,693,659)	$11.70
Forfeited	(730,676)	$11.83
Nonvested at December 31, 2020	4,851,265	$12.82
Granted	2,363,885	$21.18
Vested	(1,524,950)	$12.41
Forfeited	(971,815)	$15.30
Nonvested at December 31, 2021	4,718,385	$16.62
15. Stockholders’ Equity
Share Repurchase Programs
On October 29, 2020, the Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
replaced the previous program approved by the Board in January 2015 and canceled the remaining shares outstanding as part of the previous authorization. During the years ended December 31, 2021 and 2020, the Company repurchased shares of its common stock under the 2020 Repurchase Program as discussed below.
On November 11, 2020, the Company entered into an accelerated share repurchase program with Deutsche Bank AG, London Branch as counterparty, through its agent Deutsche Bank Securities Inc. (“Deutsche Bank”) (the “2020 ASR Program”). The 2020 ASR Program was part of the share repurchase program previously authorized by the Company’s Board on October 29, 2020. Under the 2020 ASR Program, the Company pre-paid to Deutsche Bank the $50.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 2.6 million shares of its common stock from Deutsche Bank in the fourth quarter of 2020, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock. During the second quarter of 2021, the accelerated share repurchase program was completed and the Company received an additional 0.1 million shares of its common stock, which were retired, as the final settlement of the accelerated share repurchase program.
On June 15, 2021, the Company entered into an accelerated share repurchase program with Deutsche Bank (the “2021 ASR Program”). The 2021 ASR Program was part of the share repurchase program previously authorized by the Board on October 29, 2020. Under the 2021 ASR Program, the Company pre-paid to Deutsche Bank the $100.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 3.9 million shares of its common stock from Deutsche Bank in the second quarter of 2021, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock. During the fourth quarter of 2021, the accelerated share repurchase program was completed and the Company received an additional 0.4 million shares of its common stock, which were retired, as the final settlement of the accelerated share repurchase program.
During the year ended December 31, 2021, there were no other repurchases of the Company’s common stock under the 2020 Repurchase Program.
As of December 31, 2021, there remained an outstanding authorization to repurchase approximately 12.9 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.
The Company records stock repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the year ended December 31, 2021, the cumulative price of $95.8 million was recorded as an increase to accumulated deficit.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
16. Benefit Plans
The Company has a 401(k) Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. The Company, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company matches 50% of eligible employee’s contribution, up to the first 6% of an eligible employee’s qualified earnings. For the years ended December 31, 2021, 2020 and 2019, the Company made matching contributions totaling approximately $1.8 million, $1.8 million and $2.0 million, respectively.
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
18. Restructuring and Other Charges
2020 Restructuring Plan
In November 2020, the Company initiated a restructuring program to reduce overall expenses which is expected to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2020 Restructuring Plan”). In connection with this restructuring program, the Company initiated a plan of termination resulting in a reduction of approximately 70 employees. During the years ended December 31, 2021 and 2020, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
recorded charges of approximately $0.4 million and $3.3 million, respectively, related primarily to the reduction in workforce. The 2020 Restructuring Plan was completed in the second quarter of 2021.
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
19. Income Taxes
Income (loss) before taxes consisted of the following:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Domestic	$19,244	$(39,937)	$(76,848)
Foreign	4,042	3,398	(5,700)
	$23,286	$(36,539)	$(82,548)
The provision for income taxes was comprised of:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Federal:
Current	$(112)	$(446)	$2,932
Deferred	2,042	2,018	2,016
State:
Current	214	657	670
Deferred	324	(1,589)	(1,198)
Foreign:
Current	3,328	3,097	1,708
Deferred	(844)	195	(2,712)
	$4,952	$3,932	$3,416

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The differences between the Company’s effective tax rate and the U.S. federal statutory regular tax rate were as follows:

	Years Ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income tax (expense)/benefit	2.2	(2.5)	1.0
Withholding tax	4.4	(4.1)	(3.7)
Foreign rate differential	3.3	(4.8)	(1.1)
Research and development credit	(7.1)	(4.8)	1.2
Executive compensation	6.6	(1.8)	(1.2)
Stock-based compensation	(7.7)	0.6	(2.4)
Foreign tax credit	(84.0)	(89.5)	3.6
Foreign-derived intangible income deduction	(55.8)	13.7	5.0
Divestiture	—	(20.4)	5.1
Acquisition	8.8	—	—
Other	(0.2)	0.8	(0.4)
Valuation allowance	129.8	81.0	(32.2)
	21.3%	(10.8)%	(4.1)%
The components of the net deferred tax assets (liabilities) were as follows:

	As of December 31,
(In thousands)	2021	2020
Deferred tax assets:
Depreciation and amortization	$6,578	$13,199
Lease liabilities	7,873	8,716
Other timing differences, accruals and reserves	5,828	5,347
Deferred equity compensation	5,077	4,631
Net operating loss carryovers	14,602	15,692
Capitalized research	22,301	—
Tax credits	130,348	168,978
Total gross deferred tax assets	192,607	216,563
Deferred tax liabilities:
Lease right-of-use assets	(5,323)	(6,392)
Convertible debt	(81)	(130)
Deferred revenue	(267)	(45,845)
Total gross deferred tax liabilities	(5,671)	(52,367)
Total net deferred tax assets	186,936	164,196
Valuation allowance	(206,874)	(174,119)
Net deferred tax liabilities	$(19,938)	$(9,923)

	As of December 31,
(In thousands)	2021	2020
Reported as:
Non-current deferred tax assets	$4,047	$4,353
Non-current deferred tax liabilities	(23,985)	(14,276)
Net deferred tax liabilities	$(19,938)	$(9,923)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. During the third quarter of 2018, the Company assessed the changes in its underlying facts and circumstances and evaluated the realizability of its existing deferred tax assets based on all available evidence, both positive and negative, and the weight accorded to each, and concluded a full valuation allowance associated with U.S. federal and California deferred tax assets was appropriate. During 2020, as a result of the enactment of California A.B. 85 and the temporary suspension of California net operating loss utilization for tax years 2020 through 2022, the Company released $0.7 million of the valuation allowance on its deferred tax asset for California research and development tax credits. In 2021, based on available evidence, the Company recorded a full valuation allowance on its California deferred tax assets. The Company continues to maintain a full valuation allowance on its California and U.S. federal deferred tax assets as it does not expect to be able to fully utilize them.
The following table presents the tax valuation allowance information for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	Balance at Beginning of Period	Charged (Credited) to Operations	Charged to Other Account*	Valuation Allowance Release	Balance at End of Period
Tax Valuation Allowance
Year ended December 31, 2019	$173,878	22,220	—	—	$196,098
Year ended December 31, 2020	$196,098	(21,294)	3	(688)	$174,119
Year ended December 31, 2021	$174,119	32,544	211	—	$206,874
______________________________________
*    Amounts not charged to operations are charged to other comprehensive income or retained earnings.
As of December 31, 2021, the Company had California and other state net operating loss carryforwards of $202.0 million and $12.6 million, respectively. As of December 31, 2021, the Company had federal research and development tax credit carryforwards of $41.7 million and foreign tax credits of $85.5 million. As of December 31, 2021, the Company had California research and development tax credit carryforwards of $24.2 million and California alternative minimum tax credit carryforwards of $0.3 million. The federal foreign tax credits and research and development credits begin to expire in 2022. Approximately $9.0 million of federal foreign tax credits would expire if not utilized in 2022. The California net operating losses begin to expire in 2024. The California research and development credits carry forward indefinitely.
In the event of a change in ownership, as defined under federal and state tax laws, the Company’s net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.
As of December 31, 2021, the Company had $146.2 million of unrecognized tax benefits including $18.9 million recorded as a reduction of long-term deferred tax assets, $126.1 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $1.3 million recorded to long-term income taxes payable. As a result of recent court rulings in South Korea, the Company has determined that they may be entitled to refund claims for foreign taxes previously withheld from licensees in South Korea. The Company recognizes that there are numerous risks and uncertainties associated with the ultimate collection of this refund and has therefore established an offsetting reserve for the entire amount of potentially refundable withholding taxes previously withheld in South Korea. If recognized, $127.3 million would be recorded as an income tax benefit on the consolidated statement of operations. As of December 31, 2020, the Company had $134.0 million of unrecognized tax benefits including $23.6 million recorded as a reduction of long-term deferred tax assets, $109.0 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $1.9 million recorded to long term income taxes payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Balance at January 1	$134,044	$115,653	$23,482
Tax positions related to current year:
Additions	18,748	18,600	16,485
Tax positions related to prior years:
Additions	615	—	76,158
Reductions	(1,586)	(209)	(472)
Settlements	(5,606)	—	—
Balance at December 31	$146,215	$134,044	$115,653
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2021 and 2020, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2016 and forward. The California returns are subject to examination from 2017 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The Company settled its 2010, 2016 and 2018 audits with the California Franchise Tax Board in 2021, agreeing to the immaterial adjustments proposed. The India returns are under examination by the Indian tax administration for tax years beginning with 2011, except for 2012 through 2014 which were assessed in the Company’s favor, and are subject to examination from 2015 and forward. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate. The estimated potential reduction in the Company’s unrecognized tax benefits in the next 12 months would not be material.
At December 31, 2021, no other income taxes (state or foreign) have been provided on undistributed earnings of approximately $25.4 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the United States. However, if such earnings were distributed, the Company would incur approximately $2.2 million of foreign withholding taxes and an immaterial amount of U.S. taxes.
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
2021 Acquisitions
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of December 31, 2021, the Company had incurred approximately $0.8 million in external acquisition costs in connection with the transaction, which were expensed as incurred.
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
PLDA Group
On June 16, 2021, the Company announced that it had entered into an agreement to acquire PLDA, a provider of high-speed interconnect solutions. On August 18, 2021 (the “PLDA Closing Date”), the Company completed its acquisition of PLDA by acquiring all of its outstanding shares. Under the terms of the Share Purchase Agreement, the total consideration of approximately $85.6 million is comprised of $67.1 million in closing cash consideration, 0.3 million shares of the Company’s common stock (valued based on the Company’s closing stock price at the PLDA Closing Date, which amounted to approximately $6.9 million) and up to an additional $21.0 million to be paid in shares of common stock, currently valued at $16.9 million (the “fair value of the earn-out liability”), subject to certain revenue targets of the acquired business for the next three years. The fair value of the earn-out liability will be remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period. The Company has classified its liability for the contingent earn-out consideration related to the PLDA acquisition within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. A portion of the purchase price, $10.0 million of the consideration, was deposited into an escrow account to fund indemnification obligations and other contractual provisions, to be released 24 months after the PLDA Closing Date. The addition of the technology and expertise from PLDA augments the Company’s digital controller IP and CXL memory interconnect initiative.
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
As of December 31, 2021, the Company had incurred approximately $1.4 million in external acquisition costs in connection with the transaction, which were expensed as incurred.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
operating results. Additionally, the pro forma financial results do not include any anticipated synergies or other expected benefits from the acquisitions (in thousands, except per share amounts):

	For the Years Ended December 31,
	2021	2020
Total revenue	$338,961	$267,006
Net income (loss)	$16,533	$(33,871)
The pro forma net income for 2021 was adjusted to exclude $2.2 million of acquisition-related costs incurred in 2021. Consequently, the pro forma net loss for 2020 was adjusted to include these costs.
2019 Acquisitions
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Secure Silicon IP and Protocols Business from Verimatrix
On September 11, 2019, the Company announced it had signed an asset purchase agreement to acquire the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure, for $65.0 million in cash. On December 8, 2019 (the “Closing Date”), the Company completed its acquisition of the Secure Silicon IP and Protocols business. Under the terms of the Asset Purchase Agreement, as amended, the Company paid approximately $45.0 million in cash at the Closing Date, and may have been required to pay up to an additional $20.0 million, at that time valued at $1.8 million (the “fair value of the earn-out liability”), subject to certain revenue targets of the transferred business for the calendar year 2020. Since the specified targets were not met for calendar year 2020, the Company recorded a full reduction in the fair value of the earn-out liability, which resulted in a gain on the consolidated statements of operations. The addition of the embedded security teams, products and expertise from the Secure Silicon IP and Protocols business augments the Company’s portfolio of mission-critical embedded security products and expands its offerings for data center, AI, networking and automotive.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3(1)	Amended and Restated Bylaws of Registrant dated April 25, 2013.
4.1(2)	Form of Registrant’s Common Stock Certificate.
4.2(3)	Indenture, dated November 17, 2017, between Rambus Inc and U.S. Bank National Association (including form of 1.375% Convertible Senior Note due 2023).
4.3	Description of Securities.
10.1(4)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(5)*	Form of Change of Control Severance Agreement, Agreement entered into by Registrant with each of its named executive officers other than its chief executive officer.
10.3(6)*	2006 Equity Incentive Plan, as amended.
10.4(6)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.
10.5(7)*	2015 Equity Incentive Plan, as amended.
10.6(8)*	Form of Restricted Stock Unit Agreement (2015 Equity Incentive Plan).
10.7(8)*	Form of Stock Option Agreement (2015 Equity Incentive Plan).
10.8(7)*	2015 Employee Stock Purchase Plan, as amended.
10.9(9)+	Settlement Agreement, dated January 19, 2010, among Registrant, Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Semiconductor, Inc. and Samsung Austin Semiconductor, L.P.
10.10(9)+	Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.11(10)	First Amendment of Lease, dated November 4, 2011, by and between Registrant and MT SPE, LLC.
10.12(11)	Employment Agreement between the Company and Luc Seraphin, dated as of October 25, 2018.
10.13(11)	Amended and Restated Change of Control Severance Agreement between the Company and Luc Seraphin, dated as of October 25, 2018.
10.14(12)+	Settlement Agreement, dated June 11, 2013, among Registrant, SK hynix and certain SK hynix affiliates.
10.15(13)+	Semiconductor Patent License Agreement, dated June 11, 2013, between Registrant and SK hynix.
10.16(14)+	Settlement Agreement, dated December 9, 2013, between Rambus Inc., Micron Technology, Inc., and certain Micron affiliates.
10.17(14)+	Semiconductor Patent License Agreement, dated December 9, 2013, between Rambus, Inc. and Micron Technology, Inc.
10.18(14)**	Amendment to Semiconductor Patent License Agreement, dated December 30, 2013, by and between Rambus Inc. and Samsung Electronics Co., Ltd.
10.19(15)**	Amendment 1 to Semiconductor Patent License Agreement, dated June 17, 2015, by and between Rambus Inc. and SK hynix Inc.
10.20(16)	Asset Purchase Agreement, dated June 29, 2016, by and between Rambus Inc., Bell ID Singapore Ptd Ltd, Inphi Corporation and Inphi International Pte. Ltd.
10.21(17)	Offer Letter, dated September 9, 2016, by and between Rambus Inc. and Rahul Mathur.
10.22(3)	Form of Convertible Note Hedge Confirmation.
10.23(3)	Form of Warrant Confirmation.
10.24(18)	Lease agreement between Rambus Inc. and 237 North First Street Holdings, LLC dated July 8, 2019.
10.25(19)	Offer Letter, dated August 9, 2019, by and between Rambus Inc. and Sean Fan.
10.26(19)	2019 Inducement Equity Incentive Plan.
10.27(19)	Form of Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).
10.28(19)	Form of Performance Based Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).
10.29(20)	First Amendment to Net Lease Agreement dated April 22, 2020 relating to the New San Jose Headquarters Location between Rambus Inc. and 237 North First Street Holdings, LLC.
10.30(21)+	Amendment No. 1 to Semiconductor Patent License Agreement, dated September 2, 2020, between Rambus, Inc. and Micron Technology, Inc.

Exhibit Number	Description of Document
10.31(22)	Master Confirmation between Deutsche Bank AG, London Branch as counterparty, through its agent Deutsche Bank Securities Inc. (“Deutsche Bank”) and Rambus Inc., dated November 11, 2020.
10.32(23)+	Amendment No. 2 dated December 15, 2020, to the Semiconductor Patent License Agreement between Rambus Inc. and Micron Technology, Inc.
10.33(24)	Letter agreement dated as of March 12, 2021, among Rambus Inc. and Barington Companies Equity Partners, L.P. and certain other parties.
10.33(25)	Master Confirmation between Deutsche Bank AG, London Branch, through its agent Deutsche Bank Securities Inc. (“Dealer”) and Rambus Inc., dated June 15, 2021.
10.34(26)	Employment Agreement for Vice President, Finance and Interim Chief Financial Officer between the Company and Keith Jones, dated as of October 12, 2021.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1^	Power of Attorney.
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

32.1†	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________________________

^	Previously submitted.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

†	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Form 8-K filed on April 30, 2013.

(2)	Incorporated by reference to the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(3)	Incorporated by reference to the Form 8-K filed on November 17, 2017.

(4)	Incorporated by reference to the Form 10-Q filed on May 7, 2021.

(5)	Incorporated by reference to the Form 8-K filed on March 9, 2015.

(6)	Incorporated by reference to the Form 8-K filed on April 30, 2014.

(7)	Incorporated by reference to the Form 8-K filed on May 6, 2020.

(8)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(9)	Incorporated by reference to the Form 10-Q filed on May 3, 2010.

(10)	Incorporated by reference to the Form 10-K filed on February 24, 2012.

(11)	Incorporated by reference to the Form 8-K filed on October 29, 2018.

(12)	Incorporated by reference to the Form 10-Q/A filed on January 13, 2014.

(13)	Incorporated by reference to the Form 10-Q filed on July 29, 2013.

(14)	Incorporated by reference to the Form 10-K filed on February 21, 2014.

(15)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(16)	Incorporated by reference to the Form 10-Q filed on July 22, 2016.

(17)	Incorporated by reference to the Form 8-K filed on September 21, 2016.

(18)	Incorporated by reference to the Form 10-Q filed on August 2, 2019.

(19)	Incorporated by reference to the Form 8-K filed on August 28, 2019.

(20)	Incorporated by reference to the Form 10-Q filed on August 7, 2020.

(21)	Incorporated by reference to the Form 10-Q filed on November 6, 2020.

(22)	Incorporated by reference to the Form 8-K dated November 12, 2020.

(23)	Incorporated by reference to the Form 10-K filed on February 26, 2021.

(24)	Incorporated by reference to the Form 8-K filed on March 16, 2021.

(25)	Incorporated by reference to the Form 8-K filed on June 16, 2021.

(26)	Incorporated by reference to the Form 8-K filed on October 13, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

By:	/s/ Luc Seraphin
Luc Seraphin
Chief Executive Officer and President
(Principal Executive Officer)
Date: February 28, 2022

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Luc Seraphin, Keith Jones and John Shinn as his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign, and file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, together with all schedules and exhibits thereto, (ii) act on, sign, and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions that may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LUC SERAPHIN	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2022
Luc Seraphin

/s/ KEITH JONES	Vice President, Finance and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022
Keith Jones

/s/ CHARLES KISSNER	Chairman of the Board of Directors	February 28, 2022
Charles Kissner

/s/ EMIKO HIGASHI	Director	February 28, 2022
Emiko Higashi

/s/ JAMES MITAROTONDA	Director	February 28, 2022
James Mitarotonda

/s/ MEERA RAO	Director	February 28, 2022
Meera Rao

/s/ KAREN ROGGE	Director	February 28, 2022
Karen Rogge

/s/ SANJAY SARAF	Director	February 28, 2022
Sanjay Saraf

/s/ NECIP SAYINER	Director	February 28, 2022
Necip Sayiner

/s/ ERIC STANG	Director	February 28, 2022
Eric Stang