Form 10-Q
period 2022-03-31
RAMBUS INC
filed 2022-05-06
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 110,235,608 as of March 31, 2022.

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
•Effects of a rising rate of inflation;
•Management of supply chain risks; and
•Outcome and effect of potential future IP litigation and other significant litigation.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$179,129	$107,891
Marketable securities	164,562	377,718
Accounts receivable	51,232	44,065
Unbilled receivables	131,748	135,608
Inventories	6,164	8,482
Prepaids and other current assets	12,277	10,600
Total current assets	545,112	684,364
Intangible assets, net	57,634	58,420
Goodwill	279,793	278,810
Property, plant and equipment, net	54,965	56,035
Operating lease right-of-use assets	22,714	23,712
Deferred tax assets	3,986	4,047
Unbilled receivables	93,367	123,018
Other assets	3,304	4,240
Total assets	$1,060,875	$1,232,646
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,540	$11,279
Accrued salaries and benefits	17,402	20,945
Convertible notes	73,860	163,687
Deferred revenue	20,624	24,755
Income taxes payable	21,015	20,607
Operating lease liabilities	5,854	5,992
Other current liabilities	14,107	20,002
Total current liabilities	168,402	267,267
Long-term operating lease liabilities	27,939	29,099
Long-term income taxes payable	16,681	21,424
Deferred tax liabilities	24,572	23,985
Other long-term liabilities	30,155	28,475
Total liabilities	267,749	370,250
Commitments and contingencies (Notes 9, 11 and 15)
Stockholders’ equity:
Convertible preferred stock, $.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at March 31, 2022 and December 31, 2021	—	—
Common stock, $.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 110,235,608 shares at March 31, 2022 and 109,292,235 shares at December 31, 2021	110	109
Additional paid-in capital	1,272,353	1,298,966
Accumulated deficit	(475,024)	(435,227)
Accumulated other comprehensive loss	(4,313)	(1,452)
Total stockholders’ equity	793,126	862,396
Total liabilities and stockholders’ equity	$1,060,875	$1,232,646
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2022	2021
Revenue:
Product revenue	$47,969	$30,781
Royalties	30,464	28,859
Contract and other revenue	20,617	10,742
Total revenue	99,050	70,382
Cost of revenue:
Cost of product revenue	18,397	11,410
Cost of contract and other revenue	624	1,556
Amortization of acquired intangible assets	3,378	4,386
Total cost of revenue	22,399	17,352
Gross profit	76,651	53,030
Operating expenses:
Research and development	39,815	32,354
Sales, general and administrative	26,906	23,562
Amortization of acquired intangible assets	409	229
Restructuring charges	—	368
Change in fair value of earn-out liability	1,200	—
Total operating expenses	68,330	56,513
Operating income (loss)	8,321	(3,483)
Interest income and other income (expense), net	1,360	2,981
Loss on extinguishment of debt	(66,497)	—
Loss on fair value adjustment of derivatives, net	(8,283)	—
Interest expense	(605)	(2,614)
Interest and other income (expense), net	(74,025)	367
Loss before income taxes	(65,704)	(3,116)
Provision for (benefit from) income taxes	514	(503)
Net loss	$(66,218)	$(2,613)
Net loss per share:
Basic	$(0.60)	$(0.02)
Diluted	$(0.60)	$(0.02)
Weighted-average shares used in per share calculation:
Basic	109,889	112,211
Diluted	109,889	112,211
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Net loss	$(66,218)	$(2,613)
Other comprehensive loss:
Foreign currency translation adjustment	(293)	(21)
Unrealized loss on marketable securities, net of tax	(2,568)	(31)
Total comprehensive loss	$(69,079)	$(2,665)
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2021	109,292	$109	$1,298,966	$(435,227)	$(1,452)	$862,396
Net loss	—	—	—	(66,218)	—	(66,218)
Foreign currency translation adjustment	—	—	—	—	(293)	(293)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(2,568)	(2,568)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	943	1	(15,501)	—	—	(15,500)
Stock-based compensation	—	—	7,778	—	—	7,778
Retirement of convertible senior note hedges	—	—	62,011	—	—	62,011
Retirement of warrants	—	—	(46,356)	—	—	(46,356)
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(34,545)	26,421	—	(8,124)
Balances at March 31, 2022	110,235	$110	$1,272,353	$(475,024)	$(4,313)	$793,126

	For the Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2020	111,698	$112	$1,270,426	$(357,751)	$(81)	$912,706
Net loss	—	—	—	(2,613)	—	(2,613)
Foreign currency translation adjustment	—	—	—	—	(21)	(21)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(31)	(31)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	807	1	(7,137)	—	—	(7,136)
Stock-based compensation	—	—	6,501	—	—	6,501
Balances at March 31, 2021	112,505	$113	$1,269,790	$(360,364)	$(133)	$909,406
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(66,218)	$(2,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	7,778	6,501
Depreciation	7,040	6,198
Amortization of intangible assets	3,786	4,615
Non-cash interest expense and amortization of convertible debt issuance costs	105	1,874
Loss on extinguishment of debt	66,497	—
Loss on fair value adjustment of derivatives, net	8,283	—
Deferred income taxes	648	416
Loss on equity investment	324	200
Realized loss from sale of marketable securities	688	—
Gain on disposal of property, plant and equipment	(6)	—
Change in fair value of earn-out liability	1,200	—
Change in operating assets and liabilities:
Accounts receivable	(7,167)	(8,034)
Unbilled receivables	33,511	30,767
Prepaids and other current assets	(663)	3,589
Inventories	2,318	4,540
Accounts payable	1,104	297
Accrued salaries and benefits and other liabilities	(6,853)	(7,861)
Income taxes payable	(4,311)	(4,786)
Deferred revenue	(4,152)	3,223
Operating lease liabilities	(1,298)	532
Net cash provided by operating activities	42,614	39,458
Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,683)	(3,517)
Acquisition of intangible assets	(3,000)	—
Purchases of marketable securities	(39,433)	(159,755)
Maturities of marketable securities	44,781	106,475
Proceeds from sales of marketable securities	204,091	8,332
Net cash provided by (used in) investing activities	204,756	(48,465)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	321	920
Payments of taxes on restricted stock units	(15,821)	(8,057)
Payments under installment payment arrangements	(3,220)	(3,119)
Repurchase of convertible senior notes	(174,454)	—
Proceeds from retirement of convertible senior note hedges	72,415	—
Payments for retirement of warrants	(55,148)	—
Net cash used in financing activities	(175,907)	(10,256)
Effect of exchange rate changes on cash and cash equivalents	(224)	(144)
Net increase (decrease) in cash, cash equivalents and restricted cash	71,239	(19,407)
Cash, cash equivalents and restricted cash at beginning of period	108,264	129,324
Cash, cash equivalents and restricted cash at end of period	$179,503	$109,917

Non-cash investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$14,238	$15,210

Reconciliation of the cash, cash equivalents and restricted cash balances as of March 31, 2022 and December 31, 2021:
	March 31, 2022	December 31, 2021
Cash and cash equivalents	$179,129	$107,891
Restricted cash	374	373
Cash, cash equivalents and restricted cash	$179,503	$108,264

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
The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2021.

2. Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”).” The amendments in this ASU simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, the guidance removes the liability and equity separation models for convertible instruments. Instead, entities will account for convertible debt instruments wholly as debt unless convertible instruments contain features that require bifurcation as a derivative or that result in substantial premiums accounted for as paid-in capital. The guidance also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The guidance is effective for fiscal years beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 on a modified retrospective basis. Upon adoption, the Company reversed approximately $35.2 million of debt discount related to the Company’s 1.375% Convertible Senior Notes due 2023 (the “2023 Notes”) from additional paid-in capital, reversed approximately $8.3 million representing the unamortized debt discount from liabilities, and recorded the net impact of $26.9 million to accumulated deficit. The Company also removed approximately $0.7 million of debt issuance costs related to the 2023 Notes from additional paid-in capital and recorded approximately $0.5 million to accumulated deficit related to the amortization of debt issuance costs that were historically allocated to equity. The Company expects reported interest expense for its convertible notes to decrease in the future.
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

3. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of March 31, 2022.
The Company’s contract balances were as follows:

	As of
(In thousands)	March 31, 2022	December 31, 2021
Unbilled receivables	$225,115	$258,626
Deferred revenue	22,045	26,198
During the three months ended March 31, 2022, the Company recognized $11.7 million of revenue that was included in the contract balances as of December 31, 2021. During the three months ended March 31, 2021, the Company recognized $4.6 million of revenue that was included in the contract balances as of December 31, 2020.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $27.0 million as of March 31, 2022, which the Company primarily expects to recognize over the next 2 years.

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
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2022	2021
Net loss per share:
Numerator:
Net loss	$(66,218)	$(2,613)
Denominator:
Weighted-average shares outstanding - basic	109,889	112,211
Effect of potential dilutive common shares	—	—
Weighted-average shares outstanding - diluted	109,889	112,211
Basic net loss per share	$(0.60)	$(0.02)
Diluted net loss per share	$(0.60)	$(0.02)
For both the three months ended March 31, 2022 and 2021, an additional 3.4 million, respectively, were excluded from the weighted-average dilutive shares because there was a net loss position for the periods. During the three months ended March 31, 2022, the Company’s stock price exceeded the 2023 Notes' conversion price of $18.93 per share, therefore approximately 0.8 million shares for the three months ended March 31, 2022, respectively, were included in the weighted-average dilutive shares.
As a result of the Company’s adoption of ASU No. 2020-06 on January 1, 2022, the dilutive impact of the 2023 Notes on the calculation of diluted net income (loss) per share is considered using the if-converted method. Furthermore, because the principal amount of the 2023 Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the 2023 Notes. For periods prior to the Company’s January 1, 2022 adoption of ASU No. 2020-06, the Company applied the treasury stock method to account for the dilutive impact of the 2023 Notes for diluted net income (loss) per share purposes. Under the if-converted method, the cumulative dilutive effect of the 2023 Notes would be approximately 2.6 million shares. Refer to Note 10, “Convertible Notes,” for additional information.

5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the three months ended March 31, 2022:

(In thousands)	As of December 31, 2021	Adjustment to Goodwill (1)	As of March 31, 2022
Total goodwill	$278,810	$983	$279,793
_________________________________________
(1)    During the three months ended March 31, 2022, the Company corrected an immaterial error related to an understatement in other current liabilities that originated from the acquisition of AnalogX in 2021.

	As of March 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$301,563	$(21,770)	$279,793
Intangible Assets, Net
The components of the Company’s intangible assets as of March 31, 2022 and December 31, 2021 were as follows:

		As of March 31, 2022
(In thousands)	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Existing technology	3 to 10 years	$295,058	$(250,892)	$44,166
Customer contracts and contractual relationships	0.5 to 10 years	37,793	(35,525)	2,268
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development	Not applicable	11,200	—	11,200
Total intangible assets		$344,351	$(286,717)	$57,634
_________________________________________
(1)    During the three months ended March 31, 2022, the Company acquired certain intangible assets for $3.0 million in cash. The assets were classified as existing technology and are being amortized over their expected useful life of five years. During the three months ended March 31, 2022, the amortization for the acquired assets was not material.

		As of December 31, 2021
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$292,058	$(247,422)	$44,636
Customer contracts and contractual relationships	0.5 to 10 years	37,793	(35,209)	2,584
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development (“IPR&D”)	Not applicable	11,200	—	11,200
Total intangible assets		$341,351	$(282,931)	$58,420

Amortization expense for intangible assets for the three months ended March 31, 2022 and 2021 was $3.8 million and $4.6 million, respectively.
The estimated future amortization of intangible assets as of March 31, 2022 was as follows (in thousands):

Years Ending December 31:	Amount
2022 (remaining nine months)	$11,221
2023	14,091
2024	11,780
2025	5,780
2026	3,462
Thereafter	100
Total amortizable purchased intangible assets	46,434
IPR&D	11,200
Total intangible assets	$57,634

6. Segments and Major Customers
Operating segments are based upon Rambus’ internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of March 31, 2022, the Company has a single operating and reportable segment.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at March 31, 2022 and December 31, 2021, respectively, was as follows:

	As of
Customer	March 31, 2022	December 31, 2021
Customer 1	18%	*
Customer 2	17%	17%
Customer 3	14%	19%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue for the three months ended March 31, 2022 and 2021, respectively, was as follows:

	Three Months Ended
	March 31,
Customer	2022	2021
Customer A	25%	23%
Customer B	14%	*
Customer C	*	14%
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period.

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
USA	$55,684	$46,151
Asia-Other	17,792	3,574
Singapore	14,045	6,338
Taiwan	4,960	8,843
Japan	3,535	4,588
Europe	1,564	446
South Korea	1,465	388
Canada	5	54
Total	$99,050	$70,382

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
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of March 31, 2022
(In thousands, except percentages)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$6,058	$6,058	$—	$—	0.21%
U.S. Government bonds and notes	63,023	64,547	—	(1,524)	0.37%
Corporate notes, bonds and commercial paper	111,314	113,421	—	(2,107)	0.33%
Total cash equivalents and marketable securities	180,395	184,026	—	(3,631)
Cash	163,296	163,296	—	—
Total cash, cash equivalents and marketable securities	$343,691	$347,322	$—	$(3,631)

	As of December 31, 2021
(In thousands, except percentages)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$7,402	$7,402	$—	$—	0.02%
U.S. Government bonds and notes	102,812	103,113	—	(301)	0.29%
Corporate notes, bonds and commercial paper	287,905	288,667	8	(770)	0.22%
Total cash equivalents and marketable securities	398,119	399,182	8	(1,071)
Cash	87,490	87,490	—	—
Total cash, cash equivalents and marketable securities	$485,609	$486,672	$8	$(1,071)
Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	March 31, 2022	December 31, 2021
Cash equivalents	$15,833	$20,401
Short-term marketable securities	164,562	377,718
Total cash equivalents and marketable securities	180,395	398,119
Cash	163,296	87,490
Total cash, cash equivalents and marketable securities	$343,691	$485,609

The Company continues to invest in highly rated and highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021 are as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Less than 12 months
U.S. Government bonds and notes	$63,023	$82,822	$(1,524)	$(301)
Corporate notes, bonds and commercial paper	104,432	255,783	(2,068)	(770)
Total cash equivalents and marketable securities in a continuous unrealized loss position for less than 12 months	167,455	338,605	(3,592)	(1,071)
12 months or greater
Corporate notes, bonds and commercial paper	1,878	—	(39)	—
Total cash equivalents and marketable securities in a continuous unrealized loss position for 12 months or greater	1,878	—	(39)	—
Total cash equivalents and marketable securities in a continuous unrealized loss position	$169,333	$338,605	$(3,631)	$(1,071)
The gross unrealized losses at March 31, 2022 and December 31, 2021 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	March 31, 2022
Due less than one year	$65,210
Due from one year through three years	109,127
Total	$174,337
Refer to Note 8, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

8. Fair Value of Financial Instruments
The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the below pricing levels as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$6,058	$6,058	$—	$—
U.S. Government bonds and notes	63,023	—	63,023	—
Corporate notes, bonds and commercial paper	111,314	—	111,314	—
Total available-for-sale securities	$180,395	$6,058	$174,337	$—

	As of December 31, 2021
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7,402	$7,402	$—	$—
U.S. Government bonds and notes	102,812	—	102,812	—
Corporate notes, bonds and commercial paper	287,905	—	287,905	—
Total available-for-sale securities	$398,119	$7,402	$390,717	$—
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
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of March 31, 2022 and December 31, 2021, the carrying value of the Company’s 25.0% ownership percentage was $1.4 million and $1.8 million, respectively, which were included in other assets on the accompanying unaudited condensed consolidated balance sheets. The Company recorded immaterial amounts on its condensed consolidated statements of operations representing its share of the investee’s loss for the three months ended March 31, 2022 and 2021.
The Company has a liability related to the contingent earn-out consideration from the PLDA acquisition, which is classified within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs.
During the three months ended March 31, 2022 and 2021, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022			As of December 31, 2021
(In thousands)	Face Value (1)	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the “2023 Notes”)	$64,604	$73,860	$111,856	$172,500	$163,687	$254,103
_________________________________________
(1)    As of March 31, 2022, the $64.6 million balance consisted of $49.4 million aggregate principal amount of 2023 Notes, as well as the face value of the remaining 2023 Notes Partial Repurchase of $15.2 million.
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 10, “Convertible Notes,” as of March 31, 2022, the

convertible notes were carried at their face value of $64.6 million, plus the conversion premium of the remaining 2023 Notes Partial Repurchase, less any unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximated fair value due to their short maturities.

9. Leases
The Company leases office space, domestically and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one year and nine years. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and long-term operating lease liabilities on the Company’s unaudited condensed consolidated balance sheets. The Company does not have any finance leases.
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of March 31, 2022 (in thousands):

Years ending December 31,	Amount
2022 (remaining nine months)	$5,540
2023	4,966
2024	4,112
2025	4,174
2026	4,295
Thereafter	17,421
Total minimum lease payments	40,508
Less: amount of lease payments representing interest	(6,715)
Present value of future minimum lease payments	33,793
Less: current obligations under leases	(5,854)
Long-term lease obligations	$27,939
As of March 31, 2022, the weighted-average remaining lease term for the Company’s operating leases was 7.8 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 4.6%.
Operating lease costs included in research and development and selling, general and administrative costs on the condensed consolidated statements of operations were $1.9 million for both the three months ended March 31, 2022 and 2021, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $2.3 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively.

10. Convertible Notes
1.375% Convertible Senior Notes due 2023. On March 2, 2022, the Company entered into individual, privately negotiated transactions with certain holders of its outstanding 2023 Notes, pursuant to which the Company paid an aggregate of approximately $199.1 million in cash for the repurchase of approximately $123.1 million aggregate principal amount of its 2023 Notes (“2023 Notes Partial Repurchase”). The cash consideration was based on a volume-weighted average price of $29.6789 for the 19-trading day measurement period ending March 29, 2022. Of the $123.1 million aggregate principal amount, approximately $107.9 million was settled on March 31, 2022 for $174.5 million in cash. The remaining $15.2 million aggregate principal amount was settled on April 1, 2022 for $24.6 million in cash and included in short-term convertible debt on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2022. In addition, this transaction resulted in a loss on extinguishment of debt of $66.5 million and loss on fair value adjustment of derivatives, net of $8.3 million.
Upon entering into the 2023 Notes Partial Repurchase agreements, the conversion feature related to the 2023 Notes repurchased, as well as the settlements of the convertible senior note hedges and warrants, were subject to derivative accounting. This resulted in a $8.3 million loss on fair value adjustment of derivatives, net, for the three months ended March 31, 2022.
The remaining outstanding 2023 Notes were convertible at the option of the holders during the three months ended March 31, 2022 and continue to be convertible through the second quarter of 2022 since the trigger for early conversion was met. Specifically, the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the 2023 Notes for more than 20 trading days during the 30 consecutive trading days ended March 31, 2022. During the three months ended March 31, 2022, no holders elected to convert their 2023 Notes which had met the trigger for early conversion as of December 31, 2021.
The Company’s convertible notes are shown in the following table:

	As of
(In thousands)	March 31, 2022	December 31, 2021
2023 Notes (1)	$74,011	$172,500
Unamortized discount — 2023 Notes (2)	—	(8,266)
Unamortized debt issuance costs — 2023 Notes	(151)	(547)
Total convertible notes	73,860	163,687
Less current portion	73,860	163,687
Total long-term convertible notes	$—	$—
_________________________________________
(1)    As of March 31, 2022, the $74.0 million balance consisted of $49.4 million aggregate principal amount of 2023 Notes, as well as the carrying value and related conversion premium, totaling $24.6 million, of the remaining 2023 Notes Partial Repurchase.
(2)    On January 1, 2022, the Company adopted ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40).” Refer to Note 2, “Recent Accounting Pronouncements,” for additional information.
Interest expense related to the convertible notes for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
2023 Notes coupon interest at a rate of 1.375%	$316	$593
2023 Notes amortization of discount and debt issuance cost	105	1,874
Total interest expense on convertible notes	$421	$2,467
Note Hedges and Warrants. In connection with the 2023 Notes Partial Repurchase, the Company entered into agreements with certain financial institutions to retire the corresponding portions of convertible senior note hedges and warrants the Company had previously entered into with the counterparties in connection with the issuance of the 2023 Notes. Upon settlement, the Company received $72.4 million in cash for the retirement of the proportionate amount of convertible senior note hedges and paid $55.1 million in cash for the retirement of the proportionate amount of warrants during the three months ended March 31, 2022.

11. Commitments and Contingencies
As of March 31, 2022, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2022	2023	2024	2025	2026
Contractual obligations (1) (2) (3)
Software licenses (4)	$12,428	$7,503	$3,361	$1,564	$—	$—
Acquisition retention bonuses (5)	9,500	5,166	2,167	2,167	—	—
Convertible notes (6)	74,011	24,657	49,354	—	—	—
Interest payments related to convertible notes	567	509	58	—	—	—
Total	$96,506	$37,835	$54,940	$3,731	$—	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $20.9 million, including $19.1 million recorded as a reduction of long-term deferred tax assets and $1.8 million in long-term income taxes payable as of March 31, 2022. As noted below in Note 14, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

(2)    For the Company’s lease commitments as of March 31, 2022, refer to Note 9, “Leases.”
(3)    The Company’s other contractual obligations as of March 31, 2022 were not material.
(4)    The Company has commitments with various software vendors for agreements generally having terms longer than one year.
(5)    In connection with the acquisition of Northwest Logic in the third quarter of 2019, the Secure Silicon IP and Protocols business in the fourth quarter of 2019, and the acquisitions of AnalogX Inc. (“AnalogX”) and PLDA Group (“PLDA”) in the third quarter of 2021, the Company is obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.
(6)    During the three months ended March 31, 2022, the Company repurchased $107.9 million of the aggregate principal amount of its 2023 Notes. Refer to Note 10, “Convertible Notes.”
Indemnifications
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this may not always be possible. The fair value of the liability as of March 31, 2022 and December 31, 2021, respectively, was not material.

12. Equity Incentive Plans and Stock-Based Compensation
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2021	10,492,178
Nonvested equity stock and stock units granted (1) (2)	(2,869,504)
Nonvested equity stock and stock units forfeited (1)	663,083
Total shares available for grant as of March 31, 2022	8,285,757
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
(2)    Amount includes approximately 0.5 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in the first quarter of 2022 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.
General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the three months ended March 31, 2022 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2022.

	Options Outstanding
(In thousands, except per share amounts and years)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	549,581	$10.71
Options exercised	(58,401)	$5.36
Outstanding as of March 31, 2022	491,180	$11.35	4.41	$10,089
Vested or expected to vest at March 31, 2022	491,009	$11.35	4.41	$10,086
Options exercisable at March 31, 2022	454,703	$11.20	4.18	$9,407

Employee Stock Purchase Plan
No purchases were made under the 2015 Employee Stock Purchase Plan (“2015 ESPP”) during the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022, approximately 2.8 million shares under the 2015 ESPP remained available for issuance.
Stock-Based Compensation
For the three months ended March 31, 2022 and 2021, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
There were no stock options granted during the three months ended March 31, 2022 and 2021, respectively. Stock-based compensation expense related to stock options was immaterial in the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company recorded stock-based compensation expense related to stock options of $0.1 million.
As of March 31, 2022, there was $0.3 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.
Employee Stock Purchase Plan
For both the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.5 million. As of March 31, 2022, there was $0.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three months ended March 31, 2022 and 2021, the Company granted nonvested equity stock units totaling approximately 1.6 million and 1.9 million shares, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three months ended March 31, 2022 and 2021, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $44.6 million and $38.5 million, respectively. During the first quarters of 2022 and 2021, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third or fourth anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense of approximately $7.3 million and $5.9 million, respectively, related to all outstanding nonvested equity stock grants. Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $74.9 million at March 31, 2022. This amount is expected to be recognized over a weighted-average period of 2.7 years.

The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2022:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2021	4,718,385	$16.62
Granted	1,594,236	$28.09
Vested	(1,503,259)	$13.80
Forfeited	(96,187)	$18.04
Nonvested at March 31, 2022	4,713,175	$21.37

13. Stockholders’ Equity
Share Repurchase Programs
On October 29, 2020, the Company’s board of directors (the “Board”) approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the three months ended March 31, 2022, the Company did not repurchase any shares of its common stock under the 2020 Repurchase Program.
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
As of March 31, 2022, there remained an outstanding authorization to repurchase approximately 12.9 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.
The Company records share repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

14. Income Taxes
The Company recorded a provision for (benefit from) income taxes of $0.5 million and $(0.5) million for the three months ended March 31, 2022 and 2021, respectively. The provision for income taxes for the three months ended March 31, 2022 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2022 and indefinite-lived intangible tax amortization expense. The benefit from income taxes for the three months ended March 31, 2021 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2021 and indefinite-lived intangible tax amortization expense.
During the three months ended March 31, 2022 and 2021, the Company paid withholding taxes of $5.0 million and $5.4 million, respectively.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The Company continues to maintain a full valuation allowance on its U.S. federal and California deferred tax assets as it does not expect to be able to fully utilize them.
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
As of March 31, 2022, the Company had approximately $151.4 million of unrecognized tax benefits, including $19.1 million recorded as a reduction of long-term deferred tax assets, $130.5 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea and $1.8 million recorded in long-term income taxes payable. If recognized, $1.8 million would be recorded as an income tax benefit. As a result of recent court rulings in South Korea, the Company has determined that they may be entitled to refund claims for foreign taxes previously withheld from licensees in South Korea. The Company recognizes that there are numerous risks and uncertainties associated with the ultimate collection of this refund and has therefore maintained an offsetting reserve for the entire amount of refundable withholding taxes previously withheld in South Korea. As of December 31, 2021, the Company had $146.2 million of unrecognized tax benefits, including $18.9 million recorded as a reduction of long-term deferred tax assets, $126.1 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea and $1.3 million recorded in long-term income taxes payable.
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

16. Subsequent Event
On May 5, 2022, the Company announced that Rambus Canada Inc. (“Rambus Canada”), a wholly-owned subsidiary of the Company, had entered into an agreement to acquire Hardent, Inc. (“Hardent”), a leading electronic design company. Rambus Canada will acquire Hardent for $20 million (CAD) in cash. This acquisition augments the world-class team of engineers at Rambus and accelerates the development of CXL processing solutions for next-generation data centers. The transaction is subject to customary closing conditions and approvals, and is expected to close in the second quarter of 2022.

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
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this report.
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
Executive Summary
The Company’s continued execution delivered strong results during the first quarter, driven by continued demand in our memory interface chips, continued design wins in Silicon IP and continued stability from our royalties revenue.
Key 2022 first quarter financial results included:
•Revenue of $99.0 million;
•Operating expenses of $68.3 million; and
•Net cash provided by operating activities of $42.6 million.
We had record quarterly product revenue of $48.0 million, which was primarily driven by our memory interface chips. In addition, our cash provided by operating activities for the first quarter of 2022 was $42.6 million.

Operational Highlights
Revenue Sources
The Company’s consolidated revenue is comprised of product revenue, royalty revenue and contract and other revenue.
Product revenue consists primarily of memory interface chips and is an increasingly growing part of our business. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 48% of our consolidated revenue for the three months ended March 31, 2022, as compared to 44% for the three months ended March 31, 2021.
Royalty revenue is derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in term up to ten years and define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Broadcom, Cisco, CXMT, IBM, Infineon, Kioxia, Marvell, Mediatek, Micron, Nanya, NVIDIA, Panasonic, Phison, Qualcomm, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, Winbond and Xilinx have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Revenues from royalties accounted for 31% of our consolidated revenue for the three months ended March 31, 2022, as compared to 41% for the three months ended March 31, 2021.
Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 21% of our consolidated revenue for the three months ended March 31, 2022, as compared to 15% for the three months ended March 31, 2021.
Costs and Expenses
Cost of product revenue for the three months ended March 31, 2022 increased approximately $7.0 million as compared to the same period in 2021. The increase was primarily due to increases in sales volumes of our memory interface chips.
Cost of contract and other revenue for the three months ended March 31, 2022 decreased by approximately $1.0 million as compared to the same period in 2021. The decrease was due to lower engineering services associated with the contracts.
Research and development expenses continue to play a key role in our efforts to drive our product innovations. Our research and development expenses for the three months ended March 31, 2022 increased $7.4 million as compared to the same period in 2021, primarily due to headcount-related expenses of $2.6 million, consulting costs of $1.1 million, stock-based compensation expense of $0.6 million, engineering development tool costs of $0.6 million and prototyping costs of $0.4 million.
Sales, general and administrative expenses for the three months ended March 31, 2022 increased $3.3 million as compared to the same period in 2021, primarily due to increased headcount-related expenses of $1.4 million, acquisition-related costs (including retention bonus expense) of $1.2 million, stock-based compensation expense of $0.7 million, bonus accrual expense of $0.6 million, depreciation costs of $0.5 million, facilities costs of $0.4 million, consulting costs of $0.3 million, accounting and audit fees of $0.3 million and legal fees of $0.3 million, offset by decreased consulting, legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters in 2021.
Intellectual Property
As of March 31, 2022, our semiconductor, security and other technologies are covered by 2,404 U.S. and foreign patents. Additionally, we have 599 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.

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

Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory and SerDes technology, adoption of security solutions, the use and adoption of our inventions or technologies generally, industry consolidation and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers represented approximately 59% of our revenue for both the three months ended March 31, 2022 and 2021, respectively. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 44% of our total revenue for the three months ended March 31, 2022 as compared to 34% for the three months ended March 31, 2021. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Product revenue	48.4%	43.7%
Royalties	30.8%	41.0%
Contract and other revenue	20.8%	15.3%
Total revenue	100.0%	100.0%
Cost of revenue:
Cost of product revenue	18.6%	16.2%
Cost of contract and other revenue	0.6%	2.2%
Amortization of acquired intangible assets	3.4%	6.2%
Total cost of revenue	22.6%	24.6%
Gross profit	77.4%	75.4%
Operating expenses:
Research and development	40.2%	46.0%
Sales, general and administrative	27.2%	33.5%
Amortization of acquired intangible assets	0.4%	0.3%
Restructuring charges	—%	0.5%
Change in fair value of earn-out liability	1.2%	—%
Total operating expenses	69.0%	80.3%
Operating income (loss)	8.4%	(4.9)%
Interest income and other income (expense), net	1.4%	4.2%
Loss on extinguishment of debt	(67.1)%	—%
Loss on fair value adjustment of derivatives, net	(8.4)%	—%
Interest expense	(0.6)%	(3.7)%
Interest and other income (expense), net	(74.7)%	0.5%
Loss before income taxes	(66.3)%	(4.4)%
Provision for (benefit from) income taxes	0.5%	(0.7)%
Net loss	(66.8)%	(3.7)%

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2022	2021	Percentage
Total revenue:
Product revenue	$48.0	$30.8	55.8%
Royalties	30.4	28.9	5.6%
Contract and other revenue	20.6	10.7	91.9%
Total revenue	$99.0	$70.4	40.7%
Product Revenue
Product revenue consists of revenue from the sale of memory and security products. Product revenue increased approximately $17.2 million to $48.0 million for the three months ended March 31, 2022 from $30.8 million for the same period in 2021. The increase was due to continued market share gains of our memory interface chips.
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

Royalties
Royalty revenue, which includes patent and technology license royalties, increased approximately $1.5 million to $30.4 million for the three months ended March 31, 2022 from $28.9 million for the same period in 2021. The increase was primarily due to the timing and structure of license renewals.
We are continuously in negotiations for licenses with prospective customers. We expect patent royalties will continue to vary from period to period based on our success in adding new customers, renewing or extending existing agreements, as well as the level of variation in our customers’ reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed or hybrid in nature. We also expect that our technology royalties will continue to vary from period to period based on our customers’ shipment volumes, sales prices and product mix.
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development projects. Contract and other revenue increased approximately $9.9 million to $20.6 million for the three months ended March 31, 2022 from $10.7 million for the same period in 2021. The increase was primarily due to higher revenue associated with our Silicon IP offerings.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.
Cost of Product Revenue

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2022	2021	Percentage
Cost of product revenue	$18.4	$11.4	61.2%
Cost of product revenue are costs attributable to the sale of memory and security products. Cost of product revenue increased approximately $7.0 million to $18.4 million for the three months ended March 31, 2022 from $11.4 million for the same period in 2021. The increase was primarily due to increases in sales volumes of our memory interface chips during the period.
In the near term, we expect costs of product revenue to continue to be higher as we expect higher sales of our various products in 2022 as compared to 2021.
Cost of Contract and Other Revenue

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2022	2021	Percentage
Cost of contract and other revenue	$0.6	$1.6	(59.9)%
Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue for the three months ended March 31, 2022 decreased by approximately $1.0 million as compared to the same period in 2021 due to lower engineering services associated with the contracts.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.
Research and Development Expenses

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2022	2021	Percentage
Research and development expenses:
Research and development expenses	$36.6	$29.8	23.1%
Stock-based compensation	3.2	2.6	22.5%
Total research and development expenses	$39.8	$32.4	23.1%
Research and development expenses are those expenses incurred for the development of applicable technologies. Total research and development expenses increased $7.4 million for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to headcount-related expenses of $2.6 million, consulting costs of $1.1 million, stock-based compensation expense of $0.6 million, engineering development tool costs of $0.6 million and prototyping costs of $0.4 million.
In the near term, we expect research and development expenses to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, General and Administrative Expenses

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2022	2021	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses	$22.4	$19.8	13.6%
Stock-based compensation	4.5	3.8	17.2%
Total sales, general and administrative expenses	$26.9	$23.6	14.2%
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
Total sales, general and administrative expenses increased $3.3 million for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to increased headcount-related expenses of $1.4 million, acquisition-related costs (including retention bonus expense) of $1.2 million, stock-based compensation expense of $0.7 million, bonus accrual expense of $0.6 million, depreciation costs of $0.5 million, facilities costs of $0.4 million, consulting costs of $0.3 million, accounting and audit fees of $0.3 million and legal fees of $0.3 million, offset by decreased consulting, legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters in 2021.
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
Amortization of Acquired Intangible Assets

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2022	2021	Percentage
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$3.4	$4.4	(23.0)%
Amortization of acquired intangible assets included in total operating expenses	0.4	0.2	78.6%
Total amortization of acquired intangible assets	$3.8	$4.6	(17.9)%
Amortization expense is related to various acquired IP. Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the three months ended March 31, 2022 decreased as compared to the same periods in 2021 primarily due to certain intangible assets being fully amortized, offset by additional amortization from intangible assets acquired as part of the acquisitions of AnalogX and PLDA in the third quarter of 2021.
Change in Fair Value of Earn-Out Liability

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2022	2021	Percentage
Change in fair value of earn-out liability	$1.2	$—	100.0%

During the first quarter of 2022, we remeasured the fair value of the earn-out liability related to the acquisition of PLDA in the third quarter of 2021, which is subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, and which is to be paid in shares of our common stock. The remeasurement of the earn-out liability resulted in additional expense of $1.2 million on our unaudited condensed consolidated statements of operations during the three months ended March 31, 2022.
Interest and Other Income (Expense), Net

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2022	2021	Percentage
Interest income and other income (expense), net	$1.4	$3.0	(54.4)%
Loss on extinguishment of debt	(66.5)	—	100.0%
Loss on fair value adjustment of derivatives, net	(8.3)	—	100.0%
Interest expense	(0.6)	(2.6)	(76.9)%
Interest and other income (expense), net	$(74.0)	$0.4	NM*
_________________________________________
*    NM — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of the loss on extinguishment of debt of $66.5 million and $8.3 million loss on fair value adjustment of derivatives, net, for the three months ended March 31, 2022, due to the repurchase of $123.1 million aggregate principal amount of our 2023 Notes during the period and the settlement of the related convertible senior note hedges and warrants. Interest income and other income (expense), net, also includes interest income due to the significant financing component of licensing agreements, interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
Interest expense primarily consists of interest expense associated with the non-cash interest expense related to the amortization of the debt issuance costs on the 1.375% convertible senior notes due 2023 (the “2023 Notes”), as well as the coupon interest related to these notes. Prior to the adoption of ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) on January 1, 2022, interest expense also included the non-cash interest expense related to the amortization of the debt discount. Refer to Note 2. “Recent Accounting Pronouncements,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information on the adoption of ASU No. 2020-06.
We expect our non-cash interest expense to decrease steadily as there will be no additional non-cash interest related to the debt discount after the adoption of ASU No. 2020-06 and as the non-cash interest expense related to the debt issuance costs was reduced due to the repurchase of our 2023 notes. Refer to Note 10. “Convertible Notes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.
Provision for (Benefit From) Income Taxes

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2022	2021	Percentage
Provision for (benefit from) income taxes	$0.5	$(0.5)	NM*
Effective tax rate	(0.8)%	16.1%
_________________________________________
*    NM — percentage is not meaningful
The provision for income taxes reported for the three months ended March 31, 2022 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2022 and indefinite-lived intangible tax amortization expense. Our income tax provision for (benefit from) the three months ended March 31, 2022 and 2021 reflected an effective tax rate of (0.8)% and 16.1%, respectively. Our effective tax rate for the three months ended March 31, 2022 differed from the U.S. statutory rate primarily due to foreign tax credits and the full valuation allowance against U.S. deferred tax assets. Our effective tax rate for the three months ended March 31, 2021 differed from the statutory rate primarily due to foreign tax credits and the full valuation allowances against U.S. deferred tax assets.

During the three months ended March 31, 2022 and 2021, we paid withholding taxes of $5.0 million and $5.4 million, respectively.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. We continue to maintain a full valuation allowance on our U.S. federal and California deferred tax assets as we do not expect to be able to fully utilize them.
We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.

Liquidity and Capital Resources

	As of
(In millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$179.1	$107.9
Marketable securities	164.6	377.7
Total cash, cash equivalents and marketable securities	$343.7	$485.6

	Three Months Ended
	March 31,
(In millions)	2022	2021
Net cash provided by operating activities	$42.6	$39.5
Net cash provided by (used) in investing activities	$204.8	$(48.5)
Net cash used in financing activities	$(175.9)	$(10.3)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the three months ended March 31, 2022 were funded primarily from cash collected from our customers.
We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations or the repayment of the remaining 2023 Notes in February 2023. Additionally, we have the intent and ability to hold our debt investments that have unrealized losses in accumulated other comprehensive gain (loss) for a sufficient period of time to allow for recovery of the principal amounts invested. Further, we have no significant exposure to European sovereign debt. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies.
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
As of March 31, 2022, there remained an outstanding authorization to repurchase approximately 12.9 million shares of our outstanding common stock under the 2020 Repurchase Program. Refer to “Share Repurchase Program” below.
Operating Activities
Cash provided by operating activities of $42.6 million for the three months ended March 31, 2022 was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the three months ended March 31, 2022 primarily included decreases in unbilled receivables, inventories and increases in accounts payable, offset by increases in accounts receivable, and decreases in accrued salaries and benefits and deferred revenue.
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
Investing Activities
Cash provided by investing activities of $204.8 million for the three months ended March 31, 2022 consisted of proceeds from the sale and maturities of available-for-sale marketable securities of $204.1 million and $44.8 million, respectively, offset by purchases of available-for-sale marketable securities of $39.4 million, acquisition of intangible assets of $3.0 million and $1.7 million paid to acquire property, plant and equipment.
Cash used in investing activities of $48.5 million for the three months ended March 31, 2021 consisted of purchases of available-for-sale marketable securities of $159.8 million and $3.5 million paid to acquire property, plant and equipment, offset by proceeds from the maturities and sale of available-for-sale marketable securities of $106.5 million and $8.3 million, respectively.
Financing Activities
Cash used in financing activities of $175.9 million for the three months ended March 31, 2022 was primarily due to $174.5 million paid in connection with the 2023 Notes Partial Repurchase, $55.1 million paid in connection with the settlement of warrants associated with the 2023 Notes Partial Repurchase, $15.8 million in payments of taxes on restricted stock units and $3.2 million paid under installment payment arrangements to acquire fixed assets, offset by proceeds of $72.4 million from the settlement of senior convertible note hedges associated with the 2023 Notes Partial Repurchase and $0.3 million in proceeds from the issuance of common stock under equity incentive plans.
Cash used in financing activities of $10.3 million for the three months ended March 31, 2021 was primarily due to $8.1 million in payments of taxes on restricted stock units and $3.1 million in payments under installment payment arrangements to acquire fixed assets, offset by $0.9 million in proceeds from the issuance of common stock under equity incentive plans.

Contractual Obligations
As of March 31, 2022, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2022	2023	2024	2025	2026
Contractual obligations (1) (2) (3)
Software licenses (4)	$12,428	$7,503	$3,361	$1,564	$—	$—
Acquisition retention bonuses (5)	9,500	5,166	2,167	2,167	—	—
Convertible notes (6)	74,011	24,657	49,354	—	—	—
Interest payments related to convertible notes	567	509	58	—	—	—
Total	$96,506	$37,835	$54,940	$3,731	$—	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $20.9 million, including $19.1 million recorded as a reduction of long-term deferred tax assets and $1.8 million in long-term income taxes payable as of March 31, 2022. As noted in Note 14, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.
(2)    For our lease commitments as of March 31, 2022, refer to Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
(3)    Our other contractual obligations as of March 31, 2022 were not material.
(4)    We have commitments with various software vendors for agreements generally having terms longer than one year.
(5)    In connection with the acquisition of Northwest Logic in the third quarter of 2019, the Secure Silicon IP and Protocols business in the fourth quarter of 2019, and the acquisitions of AnalogX and PLDA in the third quarter of 2021, we are obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.
(6)    During the three months ended March 31, 2022, we repurchased $107.9 million aggregate principal amount of our 2023 Notes, refer to Note 10, “Convertible Notes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Share Repurchase Program
On October 29, 2020, our Board approved the 2020 Repurchase Program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the three months ended March 31, 2022, we did not repurchase shares of our common stock under the 2020 Repurchase Program.
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

As of March 31, 2022, there remained an outstanding authorization to repurchase approximately 12.9 million shares of our outstanding common stock under the 2020 Repurchase Program.
We record share repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.
Warrants
In connection with the 2023 Notes, we separately entered into privately negotiated warrant transactions, whereby we sold warrants (the “Warrants”) to certain counterparties (the “Counterparties”) to acquire, collectively, subject to anti-dilution adjustments, approximately 9.1 million shares of our common stock at an initial strike price of approximately $23.30 per share, which represents a premium of 60% over the last reported sale price of our common stock of $14.56 on November 14, 2017. We received aggregate proceeds of approximately $23.2 million from the sale of the Warrants to the Counterparties. The Warrants are separate transactions and are not part of the 2023 Notes or Convertible Note Hedge Transactions. The holders of the 2023 Notes and Convertible Note Hedge Transactions will not have any rights with respect to the Warrants.
During the first quarter of 2022 and in connection with the 2023 Notes Partial Repurchase, we entered into agreements with certain financial institutions to retire the corresponding portions of warrants we had previously entered into with the counterparties in connection with the issuance of the 2023 Notes. Upon settlement, we paid $55.1 million in cash for the retirement of the proportionate amount of warrants during the three months ended March 31, 2022.
Upon entering into the 2023 Notes Partial Repurchase agreements, the conversion feature related to the 2023 Notes repurchased, as well as the settlement of the warrants, were subject to derivative accounting.
Refer to Note 10, “Convertible Notes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) goodwill, (3) intangible assets, (4) income taxes, (5) stock-based compensation and (6) business combinations. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss, similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of March 31, 2022, we had an investment portfolio of fixed income marketable securities of $180.4 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of March 31, 2022, the fair value of the portfolio would decline by approximately $2.0 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in France, the Netherlands and the United Kingdom, design centers in Canada, India, Bulgaria and Finland and small business development offices in Australia, China, Japan, South Korea and Taiwan. We monitor our foreign currency exposure; however, as of March 31, 2022, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2022, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 59% of our revenue for both the three months ended March 31, 2022 and 2021, respectively. Additionally, our top five customers represented approximately 56% and 46% of our revenues for the years ended December 31, 2021 and 2020, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
For the three months ended March 31, 2022 and 2021, revenues received from our international customers constituted approximately 44% and 34%, respectively, of our total revenue. Additionally, for the years ended December 31, 2021 and 2020, revenues received from our international customers constituted approximately 36% and 44%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
In addition, our patents will continue to expire according to their terms, with expected expiration dates ranging from 2022 to 2041. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.
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

We have outstanding senior convertible notes in an aggregate principal amount totaling $64.6 million as of March 31, 2022. Because these notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of such notes. In addition, the existence of these notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.
We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our intellectual property, and to meet other needs.
We have material indebtedness. In November 2017, we issued $172.5 million aggregate principal amount of our 2023 Notes, of which $64.6 million remains outstanding as of March 31, 2022. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1(1)	Letter agreement dated as of March 11, 2022, among Rambus Inc., Barington Companies Equity Partners, L.P. and certain other parties.

10.2(2)	Director Transition and Consulting Agreement dated March 11, 2022, by and between Rambus Inc. and James Mitarotonda.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
(1)    Incorporated by reference to the Form 8-K filed on March 11, 2022, with the Securities and Exchange Commission.
(2)    Incorporated by reference to the Form 8-K filed on March 11, 2022, with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	May 6, 2022	By:	/s/ Keith Jones
Keith Jones
Vice President, Finance and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)