Form 10-Q
period 2022-06-30
RAMBUS INC
filed 2022-08-05
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 110,528,531 as of June 30, 2022.

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
•Variation in patent and technology royalties in future periods;
•Success in signing and renewing license agreements;
•Success in adding and maintaining new customers;
•Levels of variation in our customers’ reported shipment volumes;
•Variation in contract and other revenue, based on varying revenue recognized from contract and other revenue;
•Implications of a short-term increase in our research and development expenses;
•Variation in our sales, general and administrative expenses;
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
•Contract revenue;
•Operating results;
•Continued product revenue growth, specifically in connection with the growth in sales of our memory interface chips;
•International licenses, operations and expansion;
•Effects of changes in the economy and credit market on our industry and business;
•Impact of the ongoing COVID-19 pandemic, including its most recent variants, as well as other diseases such as monkeypox, on our business operations and financial results;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$171,460	$107,891
Marketable securities	180,175	377,718
Accounts receivable	63,602	44,065
Unbilled receivables	146,692	135,608
Inventories	9,238	8,482
Prepaids and other current assets	9,979	10,600
Total current assets	581,146	684,364
Intangible assets, net	58,866	58,420
Goodwill	291,995	278,810
Property, plant and equipment, net	81,735	56,035
Operating lease right-of-use assets	26,343	23,712
Deferred tax assets	2,686	4,047
Unbilled receivables	65,211	123,018
Other assets	2,931	4,240
Total assets	$1,110,913	$1,232,646
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,183	$11,279
Accrued salaries and benefits	20,689	20,945
Convertible notes	49,248	163,687
Deferred revenue	22,165	24,755
Income taxes payable	20,846	20,607
Operating lease liabilities	5,873	5,992
Other current liabilities	22,440	20,002
Total current liabilities	161,444	267,267
Long-term operating lease liabilities	31,219	29,099
Long-term income taxes payable	12,220	21,424
Deferred tax liabilities	25,159	23,985
Other long-term liabilities	42,713	28,475
Total liabilities	272,755	370,250
Commitments and contingencies (Notes 9, 11 and 15)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 110,528,531 shares at June 30, 2022 and 109,292,235 shares at December 31, 2021	111	109
Additional paid-in capital	1,283,789	1,298,966
Accumulated deficit	(440,004)	(435,227)
Accumulated other comprehensive loss	(5,738)	(1,452)
Total stockholders’ equity	838,158	862,396
Total liabilities and stockholders’ equity	$1,110,913	$1,232,646
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenue:
Product revenue	$53,302	$31,170	$101,271	$61,951
Royalties	48,038	41,910	78,502	70,769
Contract and other revenue	19,792	11,779	40,409	22,521
Total revenue	121,132	84,859	220,182	155,241
Cost of revenue:
Cost of product revenue	20,417	11,422	38,814	22,832
Cost of contract and other revenue	974	1,017	1,598	2,573
Amortization of acquired intangible assets	3,421	4,439	6,799	8,825
Total cost of revenue	24,812	16,878	47,211	34,230
Gross profit	96,320	67,981	172,971	121,011
Operating expenses:
Research and development	39,538	31,469	79,353	63,823
Sales, general and administrative	26,305	22,184	53,211	45,746
Amortization of acquired intangible assets	417	229	826	458
Restructuring charges	—	—	—	368
Change in fair value of earn-out liability	(5,500)	—	(4,300)	—
Total operating expenses	60,760	53,882	129,090	110,395
Operating income	35,560	14,099	43,881	10,616
Interest income and other income (expense), net	2,738	2,381	4,098	5,362
Loss on extinguishment of debt	—	—	(66,497)	—
Loss on fair value adjustment of derivatives, net	—	—	(8,283)	—
Interest expense	(348)	(2,683)	(953)	(5,297)
Interest and other income (expense), net	2,390	(302)	(71,635)	65
Income (loss) before income taxes	37,950	13,797	(27,754)	10,681
Provision for income taxes	2,930	2,631	3,444	2,128
Net income (loss)	$35,020	$11,166	$(31,198)	$8,553
Net income (loss) per share:
Basic	$0.32	$0.10	$(0.28)	$0.08
Diluted	$0.31	$0.10	$(0.28)	$0.07
Weighted-average shares used in per share calculation:
Basic	110,447	112,144	110,170	112,177
Diluted	112,715	114,931	110,170	115,358
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Net income (loss)	$35,020	$11,166	$(31,198)	$8,553
Other comprehensive income (loss):
Foreign currency translation adjustment	(676)	4	(969)	(17)
Unrealized loss on marketable securities, net of tax	(749)	(54)	(3,317)	(85)
Total comprehensive income (loss)	$33,595	$11,116	$(35,484)	$8,451
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at March 31, 2022	110,235	$110	$1,272,353	$(475,024)	$(4,313)	$793,126
Net income	—	—	—	35,020	—	35,020
Foreign currency translation adjustment	—	—	—	—	(676)	(676)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(749)	(749)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	293	1	2,800	—	—	2,801
Stock-based compensation	—	—	8,636	—	—	8,636
Balances at June 30, 2022	110,528	$111	$1,283,789	$(440,004)	$(5,738)	$838,158

	For the Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at March 31, 2021	112,505	$113	$1,269,790	$(360,364)	$(133)	$909,406
Net income	—	—	—	11,166	—	11,166
Foreign currency translation adjustment	—	—	—	—	4	4
Unrealized loss on marketable securities, net of tax	—	—	—	—	(54)	(54)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	407	—	2,836	—	—	2,836
Repurchase and retirement of common stock under repurchase program	(4,015)	(4)	(22,849)	(77,215)	—	(100,068)
Stock-based compensation	—	—	7,298	—	—	7,298
Balances at June 30, 2021	108,897	$109	$1,257,075	$(426,413)	$(183)	$830,588

	For the Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2021	109,292	$109	$1,298,966	$(435,227)	$(1,452)	$862,396
Net loss	—	—	—	(31,198)	—	(31,198)
Foreign currency translation adjustment	—	—	—	—	(969)	(969)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(3,317)	(3,317)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,236	2	(12,701)	—	—	(12,699)
Stock-based compensation	—	—	16,414	—	—	16,414
Retirement of convertible senior note hedges	—	—	62,011	—	—	62,011
Retirement of warrants	—	—	(46,356)	—	—	(46,356)
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(34,545)	26,421	—	(8,124)
Balances at June 30, 2022	110,528	$111	$1,283,789	$(440,004)	$(5,738)	$838,158

	For the Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2020	111,698	$112	$1,270,426	$(357,751)	$(81)	$912,706
Net income	—	—	—	8,553	—	8,553
Foreign currency translation adjustment	—	—	—	—	(17)	(17)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(85)	(85)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,214	1	(4,301)	—	—	(4,300)
Repurchase and retirement of common stock under repurchase program	(4,015)	(4)	(22,849)	(77,215)	—	(100,068)
Stock-based compensation	—	—	13,799	—	—	13,799
Balances at June 30, 2021	108,897	$109	$1,257,075	$(426,413)	$(183)	$830,588
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$(31,198)	$8,553
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	16,414	13,799
Depreciation	14,889	12,753
Amortization of intangible assets	7,624	9,284
Non-cash interest expense and amortization of convertible debt issuance costs	151	3,775
Loss on extinguishment of debt	66,497	—
Loss on fair value adjustment of derivatives, net	8,283	—
Deferred income taxes	1,210	1,317
Loss on equity investment	622	453
Realized loss from sale of marketable securities	688	—
Change in fair value of earn-out liability	(4,300)	—
Gain on disposal of property, plant and equipment	(9)	—
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(18,436)	(10,827)
Unbilled receivables	46,962	51,463
Prepaids and other current assets	2,850	4,688
Inventories	(756)	6,414
Accounts payable	7,425	1,715
Accrued salaries and benefits and other liabilities	(2,973)	(3,575)
Income taxes payable	(10,267)	(9,747)
Deferred revenue	(3,263)	2,190
Operating lease liabilities	(3,300)	(1,203)
Net cash provided by operating activities	99,113	91,052
Cash flows from investing activities:
Purchases of property, plant, and equipment	(6,433)	(5,267)
Acquisition of intangible assets	(3,000)	—
Acquisition of business, net of cash acquired	(15,932)	—
Purchases of marketable securities	(56,661)	(333,782)
Maturities of marketable securities	45,324	260,924
Proceeds from sales of marketable securities	204,091	174,546
Net cash provided by investing activities	167,389	96,421
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	3,730	4,186
Payments of taxes on restricted stock units	(16,429)	(8,486)
Payments under installment payment arrangements	(7,343)	(7,168)
Repurchase of convertible senior notes	(199,111)	—
Proceeds from retirement of convertible senior note hedges	72,415	—
Payments for retirement of warrants	(55,148)	—
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	—	(100,068)
Net cash used in financing activities	(201,886)	(111,536)
Effect of exchange rate changes on cash and cash equivalents	(1,054)	(168)
Net increase in cash, cash equivalents and restricted cash	63,562	75,769
Cash, cash equivalents and restricted cash at beginning of period	108,264	129,324
Cash, cash equivalents and restricted cash at end of period	$171,826	$205,093

Non-cash operating, investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$37,896	$10,720
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$5,301	$—

Reconciliation of the cash, cash equivalents and restricted cash balances as of June 30, 2022 and December 31, 2021:
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$171,460	$107,891
Restricted cash	366	373
Cash, cash equivalents and restricted cash	$171,826	$108,264

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
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The amendments in this ASU improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistencies related to recognition of an acquired contract liability, and to payment terms and their effect on subsequent revenue recognized by the acquirer. Among other changes, this ASU requires that an acquirer account for acquired revenue contracts in accordance with Topic 606 as if it had originated the contracts. If the acquirer is unable to assess or rely on how the acquiree applied Topic 606, the acquirer should consider the terms of the acquired contracts as of the contract inception or contract modification date in applying Topic 606 to determine what should be recorded at the acquisition date. The amendments also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The guidance is effective for fiscal years beginning after December 15, 2022. The Company elected to early adopt this ASU on April 1, 2022. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.

3. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of June 30, 2022.
The Company’s contract balances were as follows:

	As of
(In thousands)	June 30, 2022	December 31, 2021
Unbilled receivables	$211,903	$258,626
Deferred revenue	23,512	26,198
During the six months ended June 30, 2022, the Company recognized $17.8 million of revenue that was included in the contract balances as of December 31, 2021. During the six months ended June 30, 2021, the Company recognized $8.3 million of revenue that was included in the contract balances as of December 31, 2020.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $26.0 million as of June 30, 2022, which the Company primarily expects to recognize over the next 2 years.

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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net income (loss) per share:
Numerator:
Net income (loss)	$35,020	$11,166	$(31,198)	$8,553
Denominator:
Weighted-average shares outstanding - basic	110,447	112,144	110,170	112,177
Effect of potential dilutive common shares	2,268	2,787	—	3,181
Weighted-average shares outstanding - diluted	112,715	114,931	110,170	115,358
Basic net income (loss) per share	$0.32	$0.10	$(0.28)	$0.08
Diluted net income (loss) per share	$0.31	$0.10	$(0.28)	$0.07
For the six months ended June 30, 2022, an additional 3.0 million shares were excluded from the weighted-average dilutive shares because there was a net loss position for the period. During the three months ended June 30, 2022, the Company’s stock price exceeded the 2023 Notes’ conversion price of $18.93 per share, therefore approximately 0.6 million shares for the three months ended June 30, 2022 were included in the weighted-average dilutive shares. During the three and six months ended June 30, 2021, the Company’s stock price exceeded the 2023 Notes’ conversion price of $18.93 per share, therefore approximately 0.5 million shares for each of the three and six months ended June 30, 2021, were included in the weighted-average dilutive shares.

As a result of the Company’s adoption of ASU No. 2020-06 on January 1, 2022, the dilutive impact of the 2023 Notes on the calculation of diluted net income (loss) per share is considered using the if-converted method. Furthermore, because the principal amount of the 2023 Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the 2023 Notes. For periods prior to the Company’s January 1, 2022 adoption of ASU No. 2020-06, the Company applied the treasury stock method to account for the dilutive impact of the 2023 Notes for diluted net income (loss) per share purposes. As noted in ASU No. 2020-06, for convertible instruments where the principal is required to be paid in cash, the results of applying the if-converted method are consistent with the results of applying the historical treasury stock method. Therefore, even though the Company is required to apply the if-converted method upon adoption of ASU No. 2020-06, there is no impact to its earnings per share calculation. Under the if-converted method, the cumulative dilutive effect of the 2023 Notes would be approximately 2.6 million shares. Refer to Note 10, “Convertible Notes,” for additional information.

5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the six months ended June 30, 2022:

(In thousands)	As of December 31, 2021	Addition to Goodwill (1)	Adjustments to Goodwill (2)	Effect of Exchange Rates (3)	As of June 30, 2022
Total goodwill	$278,810	$12,069	$965	$151	$291,995
_________________________________________
(1)    In May 2022, the Company acquired Hardent, Inc. (“Hardent”), which resulted in the Company recognizing additional goodwill. Refer to Note 16, “Acquisition,” for additional information.
(2)    The adjustments to goodwill primarily include a correction of an immaterial error related to an understatement in other current liabilities that originated from the acquisition of AnalogX in 2021.
(3)    Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of June 30, 2022
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$313,765	$(21,770)	$291,995
Intangible Assets, Net
The components of the Company’s intangible assets as of June 30, 2022 and December 31, 2021 were as follows:

		As of June 30, 2022
(In thousands)	Useful Life	Gross Carrying Amount (1) (2)	Accumulated Amortization (1) (2)	Net Carrying Amount
Existing technology	3 to 10 years	$299,925	$(254,404)	$45,521
Customer contracts and contractual relationships	0.5 to 10 years	37,996	(35,851)	2,145
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development (“IPR&D”)	Not applicable	11,200	—	11,200
Total intangible assets		$349,421	$(290,555)	$58,866
_________________________________________
(1)    During the six months ended June 30, 2022, the Company acquired certain intangible assets for $3.0 million in cash. The assets were classified as existing technology and are being amortized over their expected useful life of five years. During the six months ended June 30, 2022, the amortization for the acquired assets was not material.
(2)    In May 2022, the Company acquired Hardent, which resulted in the Company recognizing additional intangible assets. Refer to Note 16, “Acquisition,” for additional information.

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
Amortization expense for intangible assets for the three and six months ended June 30, 2022 was $3.8 million and $7.6 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2021 was $4.7 million and $9.3 million, respectively.
The estimated future amortization of intangible assets as of June 30, 2022 was as follows (in thousands):

Years Ending December 31:	Amount
2022 (remaining six months)	$8,010
2023	15,166
2024	12,796
2025	6,753
2026	4,435
Thereafter	506
Total amortizable purchased intangible assets	47,666
IPR&D	11,200
Total intangible assets	$58,866

6. Segments and Major Customers
Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of June 30, 2022, the Company has a single operating and reportable segment.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at June 30, 2022 and December 31, 2021, respectively, was as follows:

	As of
Customer	June 30, 2022	December 31, 2021
Customer 1	26%	*
Customer 2	20%	17%
Customer 3	13%	19%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.

Revenue from the Company’s major customers representing 10% or more of total revenue for the three and six months ended June 30, 2022 and 2021, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2022	2021	2022	2021
Customer A	19%	16%	21%	19%
Customer B	17%	*	13%	11%
Customer C	13%	*	13%	*
Customer D	*	13%	*	*
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period.
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
USA	$67,285	$45,541	$122,969	$91,692
Singapore	25,719	14,330	39,764	20,668
Asia-Other	9,732	8,710	27,524	12,284
Taiwan	10,499	9,018	15,459	17,861
Japan	3,891	3,826	7,426	8,414
South Korea	2,572	2,209	4,037	2,597
Europe	1,320	1,187	2,884	1,633
Canada	114	38	119	92
Total	$121,132	$84,859	$220,182	$155,241

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

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of June 30, 2022
(In thousands, except percentages)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$65,706	$65,706	$—	$—	1.32%
U.S. Government bonds and notes	62,622	64,512	—	(1,890)	0.37%
Corporate notes, bonds and commercial paper	126,527	129,017	—	(2,490)	0.58%
Total cash equivalents and marketable securities	254,855	259,235	—	(4,380)
Cash	96,780	96,780	—	—
Total cash, cash equivalents and marketable securities	$351,635	$356,015	$—	$(4,380)

	As of December 31, 2021
(In thousands, except percentages)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$7,402	$7,402	$—	$—	0.02%
U.S. Government bonds and notes	102,812	103,113	—	(301)	0.29%
Corporate notes, bonds and commercial paper	287,905	288,667	8	(770)	0.22%
Total cash equivalents and marketable securities	398,119	399,182	8	(1,071)
Cash	87,490	87,490	—	—
Total cash, cash equivalents and marketable securities	$485,609	$486,672	$8	$(1,071)
Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	June 30, 2022	December 31, 2021
Cash equivalents	$74,680	$20,401
Short-term marketable securities	180,175	377,718
Total cash equivalents and marketable securities	254,855	398,119
Cash	96,780	87,490
Total cash, cash equivalents and marketable securities	$351,635	$485,609
The Company continues to invest in highly rated and highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021 are as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Less than 12 months
U.S. Government bonds and notes	$62,622	$82,822	$(1,890)	$(301)
Corporate notes, bonds and commercial paper	110,380	255,783	(1,916)	(770)
Total cash equivalents and marketable securities in a continuous unrealized loss position for less than 12 months	173,002	338,605	(3,806)	(1,071)
12 months or greater
Corporate notes, bonds and commercial paper	16,147	—	(574)	—
Total cash equivalents and marketable securities in a continuous unrealized loss position for 12 months or greater	16,147	—	(574)	—
Total cash equivalents and marketable securities in a continuous unrealized loss position	$189,149	$338,605	$(4,380)	$(1,071)
The gross unrealized losses at June 30, 2022 and December 31, 2021 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	June 30, 2022
Due less than one year	$119,546
Due from one year through three years	69,603
Total	$189,149
Refer to Note 8, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

8. Fair Value of Financial Instruments
The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the below pricing levels as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$65,706	$65,706	$—	$—
U.S. Government bonds and notes	62,622	—	62,622	—
Corporate notes, bonds and commercial paper	126,527	—	126,527	—
Total available-for-sale securities	$254,855	$65,706	$189,149	$—

	As of December 31, 2021
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7,402	$7,402	$—	$—
U.S. Government bonds and notes	102,812	—	102,812	—
Corporate notes, bonds and commercial paper	287,905	—	287,905	—
Total available-for-sale securities	$398,119	$7,402	$390,717	$—
The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” on the unaudited condensed consolidated statement of operations.
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s 25.0% ownership percentage was $1.1 million and $1.8 million, respectively, which were included in other assets on the accompanying unaudited condensed consolidated balance sheets. The Company recorded immaterial amounts on its condensed consolidated statements of operations representing its share of the investee’s loss for the six months ended June 30, 2022 and 2021.
The Company has a liability related to the contingent earn-out consideration from the PLDA acquisition, which is classified within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs.
During the three and six months ended June 30, 2022 and 2021, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022			As of December 31, 2021
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the “2023 Notes”)	$49,354	$49,248	$71,625	$172,500	$163,687	$254,103
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 10, “Convertible Notes,” as of June 30, 2022, the convertible notes were carried at their face value of $49.4 million, less any unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximated fair value due to their short maturities.

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

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of June 30, 2022 (in thousands):

Years ending December 31,	Amount
2022 (remaining six months)	$4,188
2023	6,141
2024	5,334
2025	5,405
2026	5,637
Thereafter	17,754
Total minimum lease payments	44,459
Less: amount of lease payments representing interest	(7,367)
Present value of future minimum lease payments	37,092
Less: current obligations under leases	(5,873)
Long-term lease obligations	$31,219
As of June 30, 2022, the weighted-average remaining lease term for the Company’s operating leases was 7.4 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 5.2%.
Operating lease costs included in research and development and selling, general and administrative costs on the unaudited condensed consolidated statements of operations were $1.9 million for both the three months ended June 30, 2022 and 2021. Operating lease costs included in research and development and selling, general and administrative costs on the unaudited condensed consolidated statements of operations were $3.8 million and $3.7 million for the six months ended June 30, 2022 and 2021, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $4.5 million and $4.3 million for the six months ended June 30, 2022 and 2021, respectively.

10. Convertible Notes
1.375% Convertible Senior Notes due 2023. On March 2, 2022, the Company entered into individual, privately negotiated transactions with certain holders of its outstanding 2023 Notes, pursuant to which the Company paid an aggregate of approximately $199.1 million in cash for the repurchase of approximately $123.1 million aggregate principal amount of its 2023 Notes (“2023 Notes Partial Repurchase”). The cash consideration was based on a volume-weighted average price of $29.6789 for the 19-trading day measurement period ending March 29, 2022. Of the $123.1 million aggregate principal amount, approximately $107.9 million was settled on March 31, 2022 for $174.5 million in cash. The remaining $15.2 million aggregate principal amount was settled on April 1, 2022 for $24.6 million in cash. In addition, this transaction resulted in a loss on extinguishment of debt of $66.5 million and loss on fair value adjustment of derivatives, net of $8.3 million.
Upon entering into the 2023 Notes Partial Repurchase agreements, the conversion feature related to the 2023 Notes repurchased, as well as the settlements of the convertible senior note hedges and warrants, were subject to derivative accounting. This resulted in a $8.3 million loss on fair value adjustment of derivatives, net, for the six months ended June 30, 2022.
The trigger for early conversion was not met for the 2023 Notes during the three months ended June 30, 2022. During the six months ended June 30, 2022, no holders elected to convert their 2023 Notes which had met the trigger for early conversion as of December 31, 2021 and March 31, 2022, respectively. The early conversion had been met as of December 31, 2021 and March 31, 2022 as the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the 2023 Notes for more than 20 trading days during the 30 consecutive trading days ended December 31, 2021 and March 31, 2022, respectively.

The Company’s convertible notes are shown in the following table:

	As of
(In thousands)	June 30, 2022	December 31, 2021
2023 Notes	$49,354	$172,500
Unamortized discount — 2023 Notes (1)	—	(8,266)
Unamortized debt issuance costs — 2023 Notes	(106)	(547)
Total convertible notes	49,248	163,687
Less current portion	49,248	163,687
Total long-term convertible notes	$—	$—
_________________________________________
(1)    On January 1, 2022, the Company adopted ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40).” Refer to Note 2, “Recent Accounting Pronouncements,” for additional information.
Interest expense related to the convertible notes for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
2023 Notes coupon interest at a rate of 1.375%	$169	$593	$485	$1,186
2023 Notes amortization of discount and debt issuance cost	46	1,901	151	3,775
Total interest expense on convertible notes	$215	$2,494	$636	$4,961
Note Hedges and Warrants. In connection with the 2023 Notes Partial Repurchase, the Company entered into agreements with certain financial institutions to retire the corresponding portions of convertible senior note hedges and warrants the Company had previously entered into with the counterparties in connection with the issuance of the 2023 Notes. Upon settlement, the Company received $72.4 million in cash for the retirement of the proportionate amount of convertible senior note hedges and paid $55.1 million in cash for the retirement of the proportionate amount of warrants during the six months ended June 30, 2022.

11. Commitments and Contingencies
As of June 30, 2022, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2022	2023	2024	2025	2026
Contractual obligations (1) (2) (3)
Software licenses (4)	$40,869	$8,594	$14,166	$12,421	$5,688	$—
Acquisition retention bonuses (5)	10,522	5,508	2,507	2,507	—	—
Convertible notes (6)	49,354	—	49,354	—	—	—
Interest payments related to convertible notes	678	339	339	—	—	—
Total	$101,423	$14,441	$66,366	$14,928	$5,688	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $21.2 million, including $19.4 million recorded as a reduction of long-term deferred tax assets and $1.8 million in long-term income taxes payable as of June 30, 2022. As noted below in Note 14, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
(2)    For the Company’s lease commitments as of June 30, 2022, refer to Note 9, “Leases.”
(3)    The Company’s other contractual obligations as of June 30, 2022 were not material.
(4)    The Company has commitments with various software vendors for agreements generally having terms longer than one year. During the second quarter of 2022, the Company renewed a software license agreement for engineering development tools, which is included in the table above. As of June 30, 2022, there was approximately $9.1 million included in other current liabilities and $19.3 million included in other long-term liabilities, related to this software license, in the accompanying unaudited condensed consolidated balance sheet.
(5)    In connection with the acquisition of Northwest Logic in the third quarter of 2019, the Secure Silicon IP and Protocols business in the fourth quarter of 2019, the acquisitions of AnalogX and PLDA in the third quarter of 2021, and the acquisition of Hardent in the second quarter of 2022, the Company is obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions, including the condition of employment.
(6)    During the six months ended June 30, 2022, the Company repurchased $123.1 million of the aggregate principal amount of its 2023 Notes. Refer to Note 10, “Convertible Notes.”
Indemnifications
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this may not always be possible. The fair value of the liability as of June 30, 2022 and December 31, 2021, respectively, was not material.

12. Equity Incentive Plans and Stock-Based Compensation
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2021	10,492,178
Nonvested equity stock and stock units granted (1) (2)	(3,091,891)
Nonvested equity stock and stock units forfeited (1)	883,994
Total shares available for grant as of June 30, 2022	8,284,281
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
General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the six months ended June 30, 2022 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2022.

	Options Outstanding
(In thousands, except per share amounts and years)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	549,581	$10.71
Options exercised	(77,239)	$6.51
Outstanding as of June 30, 2022	472,342	$11.40	4.18	$4,766
Vested or expected to vest at June 30, 2022	472,225	$11.40	4.18	$4,765
Options exercisable at June 30, 2022	444,008	$11.28	3.99	$4,532

Employee Stock Purchase Plan
Under the 2015 Employee Stock Purchase Plan (“2015 ESPP”), the Company issued 161,254 shares at a price of $19.97 per share and 263,933 shares at a price of $11.58 per share during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, approximately 2.7 million shares under the 2015 ESPP remained available for issuance.
Stock-Based Compensation
For the six months ended June 30, 2022 and 2021, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
There were no stock options granted during the three and six months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense related to stock options was immaterial for both the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense related to stock options of $0.1 million and $0.2 million, respectively.
As of June 30, 2022, there was $0.2 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.
Employee Stock Purchase Plan
For the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.2 million and $0.8 million, respectively. As of June 30, 2022, there was $0.5 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over four months.
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and six months ended June 30, 2022, the Company granted nonvested equity stock units totaling approximately 0.1 million and 1.7 million shares, respectively. During the three and six months ended June 30, 2021, the Company granted nonvested equity stock units totaling approximately 0.1 million and 2.0 million shares, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and six months ended June 30, 2022, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $4.3 million and $48.9 million, respectively. For the three and six months ended June 30, 2021, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $2.8 million and $41.3 million, respectively. During the first quarters of 2022 and 2021, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third or fourth anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of approximately $8.2 million and $15.5 million respectively, related to all outstanding nonvested equity stock grants. For the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense of approximately $7.0 million and $12.9 million, respectively, related to all outstanding nonvested equity stock grants.
Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $69.0 million at June 30, 2022. This amount is expected to be recognized over a weighted-average period of 2.4 years.

The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2022:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2021	4,718,385	$16.62
Granted	1,742,494	$28.15
Vested	(1,638,387)	$14.09
Forfeited	(227,167)	$20.54
Nonvested at June 30, 2022	4,595,325	$21.71

13. Stockholders’ Equity
Share Repurchase Programs
On October 29, 2020, the Company’s board of directors (the “Board”) approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the six months ended June 30, 2022, the Company did not repurchase any shares of its common stock under the 2020 Repurchase Program.
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
As of June 30, 2022, there remained an outstanding authorization to repurchase approximately 12.9 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.
The Company records share repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

14. Income Taxes
The Company recorded a provision for income taxes of $2.9 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively, and $3.4 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively. The provision for income taxes for the three and six months ended June 30, 2022 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2022 and indefinite-lived intangible tax amortization expense. The provision for income taxes for the three and six months ended June 30, 2021 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2021, the valuation allowance on the Canadian deferred tax assets, and indefinite-lived intangible tax amortization expense.
During the three months ended June 30, 2022 and 2021, the Company paid withholding taxes of $5.4 million and $5.0 million, respectively. During the six months ended June 30, 2022 and 2021, the Company paid withholding taxes of $10.3 million and $10.5 million, respectively.
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
As of June 30, 2022, the Company had approximately $156.2 million of unrecognized tax benefits, including $19.4 million recorded as a reduction of long-term deferred tax assets, $135.0 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea and $1.8 million recorded in long-term income taxes payable. If recognized, $1.8 million would be recorded as an income tax benefit. As a result of recent court rulings in South Korea, the Company has determined that they may be entitled to refund claims for foreign taxes previously withheld from licensees in South Korea. The Company recognizes that there are numerous risks and uncertainties associated with the ultimate collection of this refund and has therefore maintained an offsetting reserve for the entire amount of refundable withholding taxes previously withheld in South Korea. As of December 31, 2021, the Company had $146.2 million of unrecognized tax benefits, including $18.9 million recorded as a reduction of long-term deferred tax assets, $126.1 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea and $1.3 million recorded in long-term income taxes payable.
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

16. Acquisition
Hardent, Inc.
On May 20, 2022, (the “Closing Date”), the Company completed its acquisition of Hardent, a leading electronic design company, by acquiring all of its outstanding shares. The Company acquired Hardent for a total consideration of approximately $16.1 million, which consisted of $14.7 million in initial cash consideration paid at the Closing Date, $1.2 million was deposited into an escrow account to fund indemnification obligations to be released within 18 months after the Closing Date, and $0.2 million was deposited into an escrow account to fund other contractual provisions related to certain working capital adjustments. The addition of the technology and expertise from Hardent augments the Company’s CXL memory interconnect initiative.
As part of the acquisition, the Company agreed to pay certain Hardent employees approximately $1.2 million in cash over three years following the Closing Date (the “Retention Bonus”), to be paid in three equal installments on each of the dates that are 12 months, 24 months and 36 months following the Closing Date. The Retention Bonus payouts are subject to the condition of continued employment. Therefore, the Retention Bonus payouts will be treated as compensation and will be expensed ratably over the retention period.
As of June 30, 2022, the Company had incurred approximately $0.9 million in external acquisition costs in connection with the transaction, which were expensed as incurred.
The purchase price allocation and related accounting for this acquisition is preliminary. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations and the Company’s estimates and assumptions for the acquisition are subject to change if the Company obtains additional information during the measurement period.
The fair value of the intangible assets acquired was determined by management primarily by using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the existing technologies less charges representing the contribution of other assets to those cash flows. The fair values of the remaining assets acquired and liabilities assumed approximated their carrying values at the Closing Date. The Company performed a valuation of the net assets acquired as of the Closing Date.
The total consideration from the acquisition was preliminarily allocated as follows:

(In thousands)	Total
Cash and cash equivalents	$209
Accounts receivable	1,088
Unbilled receivables	239
Prepaid expenses and other current assets	16
Identified intangible assets	5,000
Goodwill	12,069
Accounts payable	(55)
Deferred revenue	(578)
Income taxes payable	(466)
Deferred tax liability	(1,325)
Other current liabilities	(56)
Total	$16,141
The goodwill arising from the acquisition is primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of the acquired business. This goodwill is not expected to be deductible for tax purposes.
The identified intangible assets assumed in the acquisition of Hardent were recognized as follows based upon their estimated fair values as of the acquisition date:

	Total	Estimated Weighted-Average Useful Life
	(in thousands)	(in years)
Existing technology	$4,800	5 years
Customer contracts and contractual relationships	200	2 years
Total	$5,000
Unaudited Pro Forma Combined Consolidated Financial Information
The following pro forma financial information presents the combined results of operations for the Company and Hardent as if the acquisition had occurred on January 1, 2021. The pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2021, and should not be taken as indicative of future consolidated operating results. Additionally, the pro forma financial results do not include any anticipated synergies or other expected benefits from the acquisition:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Total revenue	$122,136	$86,688	$223,241	$159,297
Net income (loss)	$34,571	$10,144	$(30,398)	$8,279
The pro forma net income for 2022 was adjusted to exclude $0.9 million of acquisition-related costs incurred in 2022. Consequently, the pro forma net income for 2021 was adjusted to include these costs.

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
Executive Summary
The Company’s continued execution delivered strong results during the second quarter, driven by continued demand in our memory interface chips and continued stability from our royalties revenue.
Key 2022 second quarter financial results included:
•Revenue of $121.1 million;
•Operating expenses of $60.8 million; and
•Net cash provided by operating activities of $56.5 million.
We had record quarterly product revenue of $53.3 million, which was primarily driven by our memory interface chips. We have expanded our DDR5 portfolio with the introduction of companion chips for server and client memory modules.

Operational Highlights
Revenue Sources
The Company’s consolidated revenue is comprised of product revenue, royalty revenue and contract and other revenue.
Product revenue consists primarily of memory interface chips and is an increasingly growing part of our business. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 44% and 46% of our consolidated revenue for the three and six months ended June 30, 2022, as compared to 37% and 40% for the three and six months ended June 30, 2021.
Royalty revenue is derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in term up to ten years and define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Broadcom, Cisco, CXMT, IBM, Infineon, Kioxia, Marvell, Mediatek, Micron, Nanya, NVIDIA, Panasonic, Phison, Qualcomm, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, Winbond and Xilinx have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Revenues from royalties accounted for 40% and 36% of our consolidated revenue for the three and six months ended June 30, 2022, as compared to 49% and 46% for the three and six months ended June 30, 2021.
Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 16% and 18% of our consolidated revenue for the three and six months ended June 30, 2022, as compared to 14% and 15% for the three and six months ended June 30, 2021.
Costs and Expenses
Cost of product revenue for the three months ended June 30, 2022, increased approximately $9.0 million as compared to the same period in 2021. Cost of product revenue for the six months ended June 30, 2022 increased approximately $16.0 million as compared to the same period in 2021. The increase in both periods was primarily due to increases in sales volumes of our memory interface chips.
Cost of contract and other revenue for the three months ended June 30, 2022, remained flat as compared to the same period in 2021. Cost of contract and other revenue for the six months ended June 30, 2022, decreased by approximately $1.0 million as compared to the same period in 2021, primarily due to lower engineering services associated with the contracts.
Research and development expenses continue to play a key role in our efforts to drive our product innovations. Our research and development expenses for the three months ended June 30, 2022 increased $8.0 million as compared to the same period in 2021, primarily due to increased headcount-related expenses of $3.3 million, consulting costs of $0.9 million, bonus accrual expense of $0.9 million, engineering development tool costs of $0.8 million, stock-based compensation expense of $0.8 million, retention bonus expense related to acquisitions of $0.4 million, allocated IT costs of $0.3 million and depreciation expense of $0.3 million, offset by a decrease in facilities costs of $0.4 million. Our research and development expenses for the six months ended June 30, 2022 increased $15.6 million as compared to the same period in 2021, primarily due to increased headcount-related expenses of $5.9 million, consulting costs of $2.0 million, engineering development tool costs of $1.4 million, stock-based compensation expense of $1.3 million, bonus accrual expense of $1.0 million, retention bonus expense related to acquisitions of $0.7 million, depreciation expense of $0.5 million, allocated IT costs of $0.5 million, prototyping costs of $0.4 million and equipment maintenance costs of $0.4 million, offset by a decrease in facilities costs of $0.5 million.
Sales, general and administrative expenses for the three months ended June 30, 2022 increased $4.1 million as compared to the same period in 2021, primarily due to increased headcount-related expenses of $1.1 million, facilities costs of $0.7 million, stock-based compensation expense of $0.5 million, bonus accrual expense of $0.5 million, legal fees of $0.4 million, consulting costs of $0.4 million and recruiting costs of $0.4 million, offset by a decrease in acquisition-related costs (including retention bonus expense) of $0.6 million. Sales, general and administrative expenses for the six months ended June 30, 2022 increased $7.5 million as compared to the same period in 2021, primarily due to increased headcount-related expenses of $2.5 million, stock-based compensation expense of $1.2 million, bonus accrual expense of $1.1 million, facilities costs of $1.1 million, acquisition-related costs (including retention bonus expense) of $0.8 million, consulting costs of $0.7 million, legal fees of $0.7 million, accounting and audit fees of $0.6 million and depreciation expense of $0.4 million, offset by decreases in legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters in 2021, and allocated IT costs of $0.5 million.
Intellectual Property
As of June 30, 2022, our semiconductor, security and other technologies are covered by 2,410 U.S. and foreign patents. Additionally, we had 610 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.
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
We have a high degree of revenue concentration. Our top five customers represented approximately 63% and 58% of our revenue for the three and six months ended June 30, 2022, as compared to 55% and 56% for the three and six months ended June 30, 2021, respectively. The particular customers that account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 44% of our total revenue for both the three and six months ended June 30, 2022, as compared to 46% and 41% for the three and six months ended June 30, 2021. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisitions that are aligned with our core business and designed to supplement our growth, including the acquisition of Hardent, Inc. (“Hardent”) in the second quarter of 2022, the 2021 acquisitions of AnalogX and PLDA, as well as the 2019 acquisitions of Northwest Logic and the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure. Similarly, we evaluate our current businesses and technologies that are not aligned with our core business for potential divestiture, such as the sale of our Payments and Ticketing businesses to Visa International Service Association in 2019. We

expect to continue to evaluate and potentially enter into strategic acquisitions or divestitures which may adversely impact our business and operating results.
Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Product revenue	44.0%	36.7%	46.0%	39.9%
Royalties	39.7%	49.4%	35.7%	45.6%
Contract and other revenue	16.3%	13.9%	18.3%	14.5%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	16.9%	13.5%	17.6%	14.7%
Cost of contract and other revenue	0.8%	1.2%	0.7%	1.7%
Amortization of acquired intangible assets	2.8%	5.2%	3.1%	5.7%
Total cost of revenue	20.5%	19.9%	21.4%	22.1%
Gross profit	79.5%	80.1%	78.6%	77.9%
Operating expenses:
Research and development	32.6%	37.1%	36.0%	41.1%
Sales, general and administrative	21.7%	26.1%	24.2%	29.5%
Amortization of acquired intangible assets	0.3%	0.3%	0.4%	0.3%
Restructuring charges	—%	—%	—%	0.2%
Change in fair value of earn-out liability	(4.4)%	—%	(2.0)%	—%
Total operating expenses	50.2%	63.5%	58.6%	71.1%
Operating income	29.3%	16.6%	20.0%	6.8%
Interest income and other income (expense), net	2.3%	2.8%	1.9%	3.5%
Loss on extinguishment of debt	—%	—%	(30.2)%	—%
Loss on fair value adjustment of derivatives, net	—%	—%	(3.8)%	—%
Interest expense	(0.3)%	(3.2)%	(0.5)%	(3.4)%
Interest and other income (expense), net	2.0%	(0.4)%	(32.6)%	0.1%
Income (loss) before income taxes	31.3%	16.2%	(12.6)%	6.9%
Provision for income taxes	2.4%	3.0%	1.6%	1.4%
Net income (loss)	28.9%	13.2%	(14.2)%	5.5%

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Total revenue:
Product revenue	$53.3	$31.2	71.0%	$101.3	$62.0	63.5%
Royalties	48.0	41.9	14.6%	78.5	70.7	10.9%
Contract and other revenue	19.8	11.8	68.0%	40.4	22.5	79.4%
Total revenue	$121.1	$84.9	42.7%	$220.2	$155.2	41.8%
Product Revenue
Product revenue consists of revenue from the sale of memory and security products. Product revenue increased approximately $22.1 million to $53.3 million for the three months ended June 30, 2022, from $31.2 million for the same period in 2021. Product revenue increased approximately $39.3 million to $101.3 million for the six months ended June 30, 2022, from $62.0 million for the same period in 2021. The increase in both periods was primarily due to continued market share gains of our memory interface chips.

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
Royalties
Royalty revenue, which includes patent and technology license royalties, increased approximately $6.1 million to $48.0 million for the three months ended June 30, 2022, from $41.9 million for the same period in 2021. Our royalty revenue increased approximately $7.8 million to $78.5 million for the six months ended June 30, 2022, from $70.7 million for the same period in 2021.The increase in both periods was primarily due to the timing and structure of license renewals.
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
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development projects. Contract and other revenue increased approximately $8.0 million to $19.8 million for the three months ended June 30, 2022, from $11.8 million for the same period in 2021. Contract and other revenue increased approximately $17.9 million to $40.4 million for the six months ended June 30, 2022, from $22.5 million for the same period in 2021. The increase in both periods was primarily due to higher revenue associated with our Silicon IP offerings.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.
Cost of Product Revenue

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Cost of product revenue	$20.4	$11.4	78.8%	$38.8	$22.8	70.0%
Cost of product revenue are costs attributable to the sale of memory and security products. Cost of product revenue increased approximately $9.0 million to $20.4 million for the three months ended June 30, 2022, from $11.4 million for the same period in 2021. Cost of product revenue increased approximately $16.0 million to $38.8 million for the six months ended June 30, 2022, from $22.8 million for the same period in 2021. The increase in both periods was primarily due to increases in sales volumes of our memory interface chips during the periods.
In the near term, we expect costs of product revenue to continue to be higher as we expect to continue to have higher sales of our various products in 2022, as compared to 2021.
Cost of Contract and Other Revenue

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Cost of contract and other revenue	$1.0	$1.0	(4.2)%	$1.6	$2.6	(37.9)%
Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue for the three months ended June 30, 2022 remained flat as compared to the same period in 2021. Cost of contract and other revenue for the six months ended June 30, 2022 decreased by approximately $1.0 million as compared to the same period in 2021, primarily due to lower engineering services associated with the contracts.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Research and development expenses:
Research and development expenses	$36.3	$29.0	25.2%	$73.0	$58.7	24.1%
Stock-based compensation	3.2	2.5	30.6%	6.4	5.1	26.5%
Total research and development expenses	$39.5	$31.5	25.6%	$79.4	$63.8	24.3%
Research and development expenses are those expenses incurred for the development of applicable technologies.
Total research and development expenses for the three months ended June 30, 2022 increased $8.0 million as compared to the same period in 2021, primarily due to increased headcount-related expenses of $3.3 million, consulting costs of $0.9 million, bonus accrual expense of $0.9 million, engineering development tool costs of $0.8 million, stock-based compensation expense of $0.8 million, retention bonus expense related to acquisitions of $0.4 million, allocated IT costs of $0.3 million and depreciation expense of $0.3 million, offset by a decrease in facilities costs of $0.4 million.
Total research and development expenses for the six months ended June 30, 2022 increased $15.6 million as compared to the same period in 2021, primarily due to increased headcount-related expenses of $5.9 million, consulting costs of $2.0 million, engineering development tool costs of $1.4 million, stock-based compensation expense of $1.3 million, bonus accrual expense of $1.0 million, retention bonus expense related to acquisitions of $0.7 million, depreciation expense of $0.5 million, allocated IT costs of $0.5 million, prototyping costs of $0.4 million and equipment maintenance costs of $0.4 million, offset by a decrease in facilities costs of $0.5 million.
In the near term, we expect research and development expenses to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses	$21.0	$17.4	20.7%	$43.5	$37.1	16.9%
Stock-based compensation	5.3	4.8	10.9%	9.7	8.6	13.7%
Total sales, general and administrative expenses	$26.3	$22.2	18.6%	$53.2	$45.7	16.3%
Sales, general and administrative expenses include expenses and costs associated with trade shows, public relations, advertising, litigation, general legal, insurance and other sales, marketing and administrative efforts. Consistent with our business model, our licensing, sales and marketing activities aim to develop or strengthen relationships with potential new and current customers. In addition, we work with current customers through marketing, sales and technical efforts to drive adoption of their products that use our innovations and solutions, by system companies. Due to the long business development cycles we face and the semi-fixed nature of sales, general and administrative expenses in a given period, these expenses generally do not correlate to the level of revenue in that period or in comparable recent or future periods.
Total sales, general and administrative expenses for the three months ended June 30, 2022 increased $4.1 million as compared to the same period in 2021, primarily due to increased headcount-related expenses of $1.1 million, facilities costs of $0.7 million, stock-based compensation expense of $0.5 million, bonus accrual expense of $0.5 million, legal fees of $0.4 million, consulting costs of $0.4 million and recruiting costs of $0.4 million, offset by a decrease in acquisition-related costs (including retention bonus expense) of $0.6 million.

Total sales, general and administrative expenses for the six months ended June 30, 2022 increased $7.5 million as compared to the same period in 2021, primarily due to increased headcount-related expenses of $2.5 million, stock-based compensation expense of $1.2 million, bonus accrual expense of $1.1 million, facilities costs of $1.1 million, acquisition-related costs (including retention bonus expense) of $0.8 million, consulting costs of $0.7 million, legal fees of $0.7 million, accounting and audit fees of $0.6 million and depreciation expense of $0.4 million, offset by decreases in legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters in 2021, and allocated IT costs of $0.5 million.
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
Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$3.4	$4.4	(22.9)%	$6.8	$8.8	(23.0)%
Amortization of acquired intangible assets included in total operating expenses	0.4	0.2	82.1%	0.8	0.5	80.3%
Total amortization of acquired intangible assets	$3.8	$4.6	(17.8)%	$7.6	$9.3	(17.9)%
Amortization expense is related to various acquired IP. Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the six months ended June 30, 2022 decreased as compared to the same periods in 2021 primarily due to certain intangible assets being fully amortized, partially offset by additional amortization from intangible assets acquired in the first quarter of 2022, as well as intangible assets acquired as part of the acquisition of Hardent in the second quarter of 2022.
Change in Fair Value of Earn-Out Liability

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Change in fair value of earn-out liability	$(5.5)	$—	100.0%	$(4.3)	$—	100.0%
During the second quarter of 2022, we remeasured the fair value of the earn-out liability related to the acquisition of PLDA, which is subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, and which is to be paid in shares of our common stock. The remeasurement of the earn-out liability resulted in gains of $5.5 million and $4.3 million on our unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2022, respectively.
Interest and Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Interest income and other income (expense), net	$2.7	$2.4	15.0%	$4.1	$5.4	(23.6)%
Loss on extinguishment of debt	—	—	—%	(66.5)	—	100.0%
Loss on fair value adjustment of derivatives, net	—	—	—%	(8.3)	—	100.0%
Interest expense	(0.3)	(2.7)	(87.0)%	(0.9)	(5.3)	(82.0)%
Interest and other income (expense), net	$2.4	$(0.3)	NM*	$(71.6)	$0.1	NM*
_________________________________________

NM* — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of the loss on extinguishment of debt of $66.5 million and $8.3 million loss on fair value adjustment of derivatives, net, for the six months ended June 30, 2022, due to the repurchase of $123.1 million aggregate principal amount of our 2023 Notes during the period and the settlement of the related convertible senior note hedges and warrants. Interest income and other income (expense), net, also includes interest income due to the significant financing component of licensing agreements, interest income generated from investments in high quality fixed income securities and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
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
We expect our non-cash interest expense to decrease steadily as there will be no additional non-cash interest related to the debt discount after the adoption of ASU No. 2020-06 and as the non-cash interest expense related to the debt issuance costs was reduced due to the repurchase of our 2023 notes. Refer to Note 10 “Convertible Notes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Provision for income taxes	$2.9	$2.6	11.4%	$3.4	$2.1	61.8%
Effective tax rate	7.7%	19.1%		(12.4)%	19.9%
The provision for income taxes reported for the three and six months ended June 30, 2022, was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2022 and indefinite-lived intangible tax amortization expense. Our income tax provision for the three months ended June 30, 2022 and 2021, reflected an effective tax rate of 7.7% and 19.1%, respectively. Our income tax provision for the six months ended June 30, 2022 and 2021, reflected an effective tax rate of (12.4)% and 19.9%, respectively. Our effective tax rate for the three and six months ended June 30, 2022, differed from the U.S. statutory rate primarily due to foreign tax credits and the full valuation allowance against U.S. deferred tax assets. Our effective tax rate for the three and six months ended June 30, 2021, differed from the statutory rate primarily due to foreign tax credits and the full valuation allowance against U.S. deferred tax assets.
During the three months ended June 30, 2022 and 2021, we paid withholding taxes of $5.4 million and $5.0 million, respectively. During the six months ended June 30, 2022 and 2021, we paid withholding taxes of $10.3 million and $10.5 million, respectively.
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

Liquidity and Capital Resources

	As of
(In millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$171.5	$107.9
Marketable securities	180.1	377.7
Total cash, cash equivalents and marketable securities	$351.6	$485.6

	Six Months Ended
	June 30,
(In millions)	2022	2021
Net cash provided by operating activities	$99.1	$91.1
Net cash provided by investing activities	$167.4	$96.4
Net cash used in financing activities	$(201.9)	$(111.5)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the six months ended June 30, 2022, were funded primarily from cash collected from our customers.
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
As of June 30, 2022, there remained an outstanding authorization to repurchase approximately 12.9 million shares of our outstanding common stock under the 2020 Repurchase Program. Refer to “Share Repurchase Program” below.

Operating Activities
Cash provided by operating activities of $99.1 million for the six months ended June 30, 2022, was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the six months ended June 30, 2022, primarily included decreases in unbilled receivables and increases in accounts payable, offset by increases in accounts receivable and decreases in income taxes payable and deferred revenue.
Cash provided by operating activities of $91.1 million for the six months ended June 30, 2021, was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the six months ended June 30, 2021, primarily included decreases in unbilled receivables, inventories, prepaids and other current assets and an increase in deferred revenue, offset by increases in accounts receivable, as well as decreases in income taxes payable and accrued salaries and benefits.
Investing Activities
Cash provided by investing activities of $167.4 million for the six months ended June 30, 2022, consisted of proceeds from the sale and maturities of available-for-sale marketable securities of $204.6 million and $44.8 million, respectively, offset by purchases of available-for-sale marketable securities of $56.7 million, the acquisition of Hardent for $16.1 million, net of cash acquired of $0.2 million, $6.4 million paid to acquire property, plant and equipment and the acquisition of intangible assets for $3.0 million.
Cash provided by investing activities of $96.4 million for the six months ended June 30, 2021, consisted of proceeds from the maturities and sale of available-for-sale marketable securities of $260.9 million and $174.5 million, respectively, offset by purchases of available-for-sale marketable securities of $333.8 million and $5.3 million paid to acquire property, plant and equipment.

Financing Activities
Cash used in financing activities of $201.9 million for the six months ended June 30, 2022, was primarily due to $199.1 million paid in connection with the 2023 Notes Partial Repurchase, $55.1 million paid in connection with the settlement of warrants associated with the 2023 Notes Partial Repurchase, $16.4 million in payments of taxes on restricted stock units and $7.3 million paid under installment payment arrangements to acquire fixed assets, offset by proceeds of $72.4 million from the settlement of senior convertible note hedges associated with the 2023 Notes Partial Repurchase and $3.7 million in proceeds from the issuance of common stock under equity incentive plans.
Cash used in financing activities of $111.5 million for the six months ended June 30, 2021, was primarily due to an aggregate payment of $100.0 million to Deutsche Bank as part of the 2021 ASR Program. We also paid $8.5 million in payments of taxes on restricted stock units, $7.2 million under installment payment arrangements to acquire fixed assets and $0.1 million in fees related to the 2021 ASR Program, offset by $4.2 million in proceeds from the issuance of common stock under equity incentive plans.

Contractual Obligations
As of June 30, 2022, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2022	2023	2024	2025	2026
Contractual obligations (1) (2) (3)
Software licenses (4)	$40,869	$8,594	$14,166	$12,421	$5,688	$—
Acquisition retention bonuses (5)	10,522	5,508	2,507	2,507	—	—
Convertible notes (6)	49,354	—	49,354	—	—	—
Interest payments related to convertible notes	678	339	339	—	—	—
Total	$101,423	$14,441	$66,366	$14,928	$5,688	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $21.2 million, including $19.4 million recorded as a reduction of long-term deferred tax assets and $1.8 million in long-term income taxes payable as of June 30, 2022. As noted in Note 14, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

(2)    For our lease commitments as of June 30, 2022, refer to Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
(3)    Our other contractual obligations as of June 30, 2022 were not material.
(4)    We have commitments with various software vendors for agreements generally having terms longer than one year. During the second quarter of 2022, we renewed a software license agreement for engineering development tools, which is included in the table above. As of June 30, 2022, there was approximately $9.1 million included in other current liabilities and $19.3 million included in other long-term liabilities, related to this software license, in the accompanying unaudited condensed consolidated balance sheet of this Form 10-Q.
(5)    In connection with the acquisition of Northwest Logic in the third quarter of 2019, the Secure Silicon IP and Protocols business in the fourth quarter of 2019, the acquisitions of AnalogX and PLDA in the third quarter of 2021, and the acquisition of Hardent in the second quarter of 2022, we are obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions, including the condition of employment.
(6)    During the six months ended June 30, 2022, we repurchased $123.1 million aggregate principal amount of our 2023 Notes, refer to Note 10, “Convertible Notes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Share Repurchase Program
On October 29, 2020, our Board approved the 2020 Repurchase Program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the six months ended June 30, 2022, we did not repurchase shares of our common stock under the 2020 Repurchase Program.
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
As of June 30, 2022, there remained an outstanding authorization to repurchase approximately 12.9 million shares of our outstanding common stock under the 2020 Repurchase Program.
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss, similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of June 30, 2022, we had an investment portfolio of fixed income marketable securities of $254.9 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of June 30, 2022, the fair value of the portfolio would decline by approximately $1.6 million. Actual results may differ materially from this sensitivity analysis.

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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in France, the Netherlands and the United Kingdom, design centers in Canada, India, Bulgaria and Finland and small business development offices in Australia, China, Japan, South Korea and Taiwan. We monitor our foreign currency exposure; however, as of June 30, 2022, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2022, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
•We are subject to various government restrictions and regulations, including on the sale of products and services that use encryption and other technology and those related to privacy and other consumer protection matters.
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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 58% and 56% of our revenue for the six months ended June 30, 2022 and 2021, respectively. Additionally, our top five customers represented approximately 56% and 46% of our revenues for the years ended December 31, 2021 and 2020, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
Further, our business model continues to transform towards greater reliance on product revenue. In particular, we are relying on our memory interface chips to result in meaningful growth in fiscal 2022. If sales of our memory interface chips do not grow as anticipated, then our business could suffer as a result.
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
For the six months ended June 30, 2022 and 2021, revenues received from our international customers constituted approximately 44% and 41%, respectively, of our total revenue. Additionally, for the years ended December 31, 2021 and 2020, revenues received from our international customers constituted approximately 36% and 44%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
Trade-related government actions, whether implemented by the U.S. government, China or other countries (e.g., European countries), that impose barriers or restrictions that would impact our ability to sell or ship products to certain customers may have a negative impact on our financial condition and results of operations. We cannot predict the actions government entities may take in this context and may be unable to quickly offset or effectively react to government actions that restrict our ability to sell to certain customers or in certain jurisdictions. Government actions that affect our customers’ ability to sell products or access critical elements of their supply chains may result in a decreased demand for their products, which may consequently reduce their demand for our products.
We currently have international business operations in the United Kingdom, France, the Netherlands and Bulgaria, international design operations in Canada, India, Finland, France and Bulgaria, and business development operations in Australia, China, Japan, South Korea, and Taiwan. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:
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
•potential vulnerability to computer system, internet or other systemic attacks, such as denial of service, viruses or other malware which may be caused by criminals, terrorists or other groups or sophisticated organizations;
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
Our operations and performance depend significantly on worldwide economic conditions. Future uncertainty about global or regional economic and political conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the demand for the products of our customers in the foreseeable future. If our customers experience reduced demand for their products or excess inventory as a result of global or regional economic conditions or otherwise, this could result in reduced royalty revenue and/or product sales and our business and results of operations could be harmed.
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
Our business may continue to be adversely impacted by the effects of the ongoing COVID-19 pandemic and subsequent variants that continue to spread through the world and has adversely impacted global commercial activity. In addition to global macroeconomic effects, the ongoing COVID-19 pandemic has caused minor disruption to our domestic and international operations and sales activities. Our third-party manufacturers, suppliers, third-party distributors, sub-contractors and customers have been and will continue to be disrupted by worker absenteeism, quarantines and restrictions on our employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandatory work-from-home policies, vaccine mandates, and cancellation of physical participation in meetings, events, and conferences), and we may take further actions as required by government authorities and regulations or that we determine are in the best interests of our employees, customers, partners, and suppliers. Some regions are easing COVID-19 related restrictions; however, most of our employees continue to work remotely. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform critical functions could be harmed. As our offices continue to reopen, we expect to incur incremental expenses as we resume onsite services and related in-office costs, which could adversely impact our results of operations.
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
Further, an outbreak of monkeypox was confirmed in May 2022, and on July 23, 2022, the World Health Organization (WHO) declared monkeypox a global public health emergency. New epidemics, pandemics or outbreaks of novel diseases may arise at any time. The ongoing COVID-19 pandemic or other disease outbreak, such as monkeypox, may continue to adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may impact overall technology spending, adversely affecting demand for our products and impacting our operating results. There can be no assurance that any decrease in sales resulting from the ongoing COVID-19 pandemic will be offset by increased sales in subsequent periods. Furthermore, such disruption in the global financial markets may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our liquidity.
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
Attempts by others to gain unauthorized access to and disrupt our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, may include covertly introducing malware to our computers and networks (or those of our customers) and impersonating authorized users, phishing attempts and other forms of social engineering, employee or contractor malfeasance, denial of service attacks and ransomware attacks, among others. We seek to detect and investigate all security incidents impacting our systems and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. We also utilize third-party service providers to host, transmit or otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications. We and/or our third-party service providers have faced and may continue to face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures may be subject to breaches or intrusions due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, including social engineering and employee and contractor error or malfeasance, especially as certain of our employees engage in work from home arrangements because of the COVID-19 pandemic, and, as a result, an unauthorized party may obtain access to our systems, networks, or data, including IP and confidential business information of ourselves and our customers. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of our customers or of third parties that support us and our services. We and our service providers may face difficulties or delays in identifying or responding to any actual or perceived security breach or incident. While we have not identified any material incidents of unauthorized access to date, the theft or other unauthorized acquisition of, unauthorized use or publication of, or access to our IP and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. In the event of any security breach or incident, including any breach or incident that results in inappropriate access to, or loss, corruption, unavailability, or unauthorized acquisition, disclosure or other processing of our or our customers’ confidential information or any personally-identifiable information we or our third-party service providers maintain, including that of our employees, we could suffer a loss of intellectual property or loss of data, may be subject to claims, liability and proceedings, and may incur liability and otherwise suffer financial harm.
Any actual, alleged or perceived breach of security in our systems or networks, or any other actual, alleged or perceived data security incident we or our third-party service providers or customers suffer, could result in damage to our reputation, negative publicity, loss of customers and sales, harm to our market position, increased costs to remedy any problems and otherwise respond to any incident, regulatory investigations and enforcement actions, claims, litigation, proceedings and other liability. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other security incidents, as well as the costs to comply with any notification or other legal obligations resulting from any security incidents. Any of these negative outcomes could result in substantial costs and diversion of resources, distract management and technical personnel, adversely impact our sales and reputation and seriously harm our business or operating results.

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
From time to time, we engage in acquisitions, strategic transactions, strategic investments, divestitures and potential discussions with respect thereto. For example, in 2019, we acquired Northwest Logic and the Secure Silicon IP and Protocols

business from Verimatrix, formerly Inside Secure. Further, we acquired AnalogX Inc. (“AnalogX”) in July 2021, PLDA Group (“PLDA”) in August 2021, and Hardent, Inc. (“Hardent”) in May 2022. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, including if we are unable to close any pending acquisitions. For example, for any pending or completed acquisitions, we may discover unidentified issues not discovered in due diligence, and we may be subject to regulatory approvals or liabilities that are not covered by indemnification protection or become subject to litigation.
Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner and achieve anticipated synergies, and we may not be successful in these efforts. The integration of companies that have previously operated independently is complex and time consuming and may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, facilities, products, processes, operations, business models and systems, technology, and sales and distribution channels; retaining customers and suppliers of the acquired business; minimizing the diversion of management’s and other employees’ attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; consolidating corporate and administrative infrastructures; implementing controls, processes and policies appropriate for a public company at acquired companies that may have previously lacked such controls, processes and policies; and managing the increased scale, complexity and globalization of our business, operations and employee base. We do not currently foresee any significant risks in the operational integration of either AnalogX, PLDA or Hardent.
Additional risks related to the AnalogX, PLDA, and Hardent acquisitions and other acquisitions or strategic investments include, but are not limited to:
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
All of our officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Any changes in our senior management team in particular, even in the ordinary course of business, may be disruptive to our business. For example, on August 1, 2022, we announced the resignation of our interim chief financial officer and the appointment of Desmond Lynch to the position of Senior Vice President, Finance and Chief Financial Officer, effective as of August 1, 2022. While we seek to manage these transitions carefully, including by establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruptions to our business. If our senior management team fails to work together effectively or execute our plans and strategies on a timely basis as a result of management turnover or otherwise, our business could be harmed.
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
Many countries and organizations, including the United States and the Organization for Economic Cooperation and Development, have proposed imposing a global minimum tax. In addition, many jurisdictions are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.
Risks Associated with Litigation, Regulation and Our Intellectual Property
We are subject to various government restrictions and regulations, including on the sale of products and services that use encryption and other technology and those related to privacy and other consumer protection matters.
Various countries have adopted controls, license requirements and restrictions on the export, import and use of products or services that contain encryption technology. In addition, governmental agencies have proposed additional requirements for encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Restrictions on the sale or distribution of products or services containing encryption technology may impact our ability to license data security technologies to the manufacturers and providers of such products and services in certain markets or may require us or our customers to make changes to the licensed data security technology that is embedded in such products to comply with such restrictions. Government restrictions, or changes to the products or services of our customers to comply with such restrictions, could delay or prevent the acceptance and use of such customers’ products and services. In addition, the United States and other countries have imposed export controls that prohibit the export of encryption and other technology to certain countries, entities and individuals. Our failure to comply with export and use regulations concerning encryption technology could subject us to sanctions and penalties, including fines, and suspension or revocation of export or import privileges. Additionally, climate change concerns and the potential resulting environmental impact may result in new environmental, health, and safety laws and regulations that may affect us, our suppliers, and our customers. Such laws or regulations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition.
We are subject to a variety of laws and regulations in the United States, the European Union and other countries that involve, for example, user privacy, data protection and security, content and consumer protection. A number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, in 2016, a new EU data protection regime, the General Data Protection Regulation (“GDPR”) was adopted, with it fully effective on May 25, 2018, and California enacted the California Consumer Privacy Act as of January 1, 2020 (“CCPA”). Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA significantly modifies the CCPA when it becomes effective in most material respects on January 1, 2023. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), which takes effect January 1, 2023; on July 7, 2021, Colorado enacted the Colorado Privacy Act (“CPA”), which takes effect July 1, 2023; on March 24, 2022, Utah enacted the Utah Consumer Privacy Act (“UCPA”); and on May 10, 2022, Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring (“CTDPA”), which will take effect on July 1, 2023. The CDPA, CPA, UCPA, and CTDPA are comprehensive privacy statutes that share similarities with the CCPA, CPRA and legislation proposed in other states. The GDPR and CCPA, and new and evolving laws such as the CPRA, CDPA, CPA, UCPA, CTDPA, and other future changes in laws or regulations relating to privacy, data protection and information security may require us to modify our existing practices with respect to the collection, use and disclosure of data. In particular, the GDPR provides for significant penalties in the case of non-compliance of up to €20 million or four percent of worldwide annual revenues, whichever is greater. The GDPR, CCPA, CPRA, CDPA, CPA, UCPA, CTDPA, and other existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs and subject us to claims or other remedies.

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

We have outstanding senior convertible notes in an aggregate principal amount totaling $49.4 million as of June 30, 2022. Because these notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of such notes. In addition, the existence of these notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.
We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our intellectual property, and to meet other needs.
We have material indebtedness. In November 2017, we issued $172.5 million aggregate principal amount of our 2023 Notes, of which $49.4 million remains outstanding as of June 30, 2022. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:
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

RAMBUS INC.

Date:	August 5, 2022	By:	/s/ Desmond Lynch
Desmond Lynch
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)