Form 10-Q
period 2022-09-30
RAMBUS INC
filed 2022-11-04
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 107,482,010 as of September 30, 2022.

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
•Impact of the ongoing COVID-19 pandemic, including its most recent variants, as well as other diseases, on our business operations and financial results;
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
•Effects of a rising rate of inflation;
•Effects of U.S. government restrictions on exports with China;
•Effects of changes in macroeconomic conditions, increased risk of recession, and geopolitical issues;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$141,559	$107,891
Marketable securities	123,289	377,718
Accounts receivable	38,547	44,065
Unbilled receivables	142,037	135,608
Inventories	14,161	8,482
Prepaids and other current assets	14,584	10,600
Total current assets	474,177	684,364
Intangible assets, net	54,856	58,420
Goodwill	292,038	278,810
Property, plant and equipment, net	78,563	56,035
Operating lease right-of-use assets	25,232	23,712
Deferred tax assets	2,803	4,047
Unbilled receivables	37,914	123,018
Other assets	3,473	4,240
Total assets	$969,056	$1,232,646
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,405	$11,279
Accrued salaries and benefits	16,654	20,945
Convertible notes	10,368	163,687
Deferred revenue	23,460	24,755
Income taxes payable	20,024	20,607
Operating lease liabilities	5,435	5,992
Other current liabilities	20,085	20,002
Total current liabilities	116,431	267,267
Long-term operating lease liabilities	30,093	29,099
Long-term income taxes payable	7,818	21,424
Deferred tax liabilities	25,746	23,985
Other long-term liabilities	39,084	28,475
Total liabilities	219,172	370,250
Commitments and contingencies (Notes 9, 11 and 15)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 107,482,010 shares at September 30, 2022 and 109,292,235 shares at December 31, 2021	107	109
Additional paid-in capital	1,265,943	1,298,966
Accumulated deficit	(509,398)	(435,227)
Accumulated other comprehensive loss	(6,768)	(1,452)
Total stockholders’ equity	749,884	862,396
Total liabilities and stockholders’ equity	$969,056	$1,232,646
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenue:
Product revenue	$58,619	$36,710	$159,890	$98,661
Royalties	29,878	33,044	108,380	103,813
Contract and other revenue	23,747	11,528	64,156	34,049
Total revenue	112,244	81,282	332,426	236,523
Cost of revenue:
Cost of product revenue	21,953	13,157	60,767	35,989
Cost of contract and other revenue	1,455	1,456	3,053	4,029
Amortization of acquired intangible assets	3,576	3,813	10,375	12,638
Total cost of revenue	26,984	18,426	74,195	52,656
Gross profit	85,260	62,856	258,231	183,867
Operating expenses:
Research and development	39,295	35,592	118,648	99,415
Sales, general and administrative	26,198	22,210	79,409	67,956
Amortization of acquired intangible assets	433	359	1,259	817
Restructuring charges	—	—	—	368
Change in fair value of earn-out liability	2,411	—	(1,889)	—
Total operating expenses	68,337	58,161	197,427	168,556
Operating income	16,923	4,695	60,804	15,311
Interest income and other income (expense), net	2,838	2,726	6,936	8,088
Gain on fair value of equity security	3,547	—	3,547	—
Loss on extinguishment of debt	(17,129)	—	(83,626)	—
Loss on fair value adjustment of derivatives, net	(2,302)	—	(10,585)	—
Interest expense	(437)	(2,672)	(1,390)	(7,969)
Interest and other income (expense), net	(13,483)	54	(85,118)	119
Income (loss) before income taxes	3,440	4,749	(24,314)	15,430
Provision for income taxes	2,501	1,073	5,945	3,201
Net income (loss)	$939	$3,676	$(30,259)	$12,229
Net income (loss) per share:
Basic	$0.01	$0.03	$(0.27)	$0.11
Diluted	$0.01	$0.03	$(0.27)	$0.11
Weighted-average shares used in per share calculation:
Basic	109,968	108,989	110,102	111,103
Diluted	111,962	113,661	110,102	114,954
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Net income (loss)	$939	$3,676	$(30,259)	$12,229
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,018)	(217)	(1,987)	(234)
Unrealized loss on marketable securities, net of tax	(12)	—	(3,329)	(85)
Total comprehensive income (loss)	$(91)	$3,459	$(35,575)	$11,910
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at June 30, 2022	110,528	$111	$1,283,789	$(440,004)	$(5,738)	$838,158
Net income	—	—	—	939	—	939
Foreign currency translation adjustment	—	—	—	—	(1,018)	(1,018)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(12)	(12)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	86	—	(980)	—	—	(980)
Repurchase and retirement of common stock under repurchase program	(3,132)	(4)	(30,075)	(70,333)	—	(100,412)
Stock-based compensation	—	—	8,872	—	—	8,872
Retirement of convertible senior note hedges	—	—	16,404	—	—	16,404
Retirement of warrants	—	—	(12,067)	—	—	(12,067)
Balances at September 30, 2022	107,482	$107	$1,265,943	$(509,398)	$(6,768)	$749,884

	For the Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances at June 30, 2021	108,897	$109	$1,257,075	$(426,413)	$(183)	$830,588
Net income	—	—	—	3,676	—	3,676
Foreign currency translation adjustment	—	—	—	—	(217)	(217)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	168	—	(651)	—	—	(651)
Issuance of common stock due to PLDA Group (“PLDA”) acquisition	300	—	6,978	—	—	6,978
Repurchase and retirement of common stock under repurchase program	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	7,482	—	—	7,482
Balances at September 30, 2021	109,365	$109	$1,270,871	$(422,737)	$(400)	$847,843

	For the Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2021	109,292	$109	$1,298,966	$(435,227)	$(1,452)	$862,396
Net loss	—	—	—	(30,259)	—	(30,259)
Foreign currency translation adjustment	—	—	—	—	(1,987)	(1,987)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(3,329)	(3,329)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,322	2	(13,681)	—	—	(13,679)
Repurchase and retirement of common stock under repurchase program	(3,132)	(4)	(30,075)	(70,333)	—	(100,412)
Stock-based compensation	—	—	25,286	—	—	25,286
Retirement of convertible senior note hedges	—	—	78,415	—	—	78,415
Retirement of warrants	—	—	(58,423)	—	—	(58,423)
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(34,545)	26,421	—	(8,124)
Balances at September 30, 2022	107,482	$107	$1,265,943	$(509,398)	$(6,768)	$749,884

	For the Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2020	111,698	$112	$1,270,426	$(357,751)	$(81)	$912,706
Net income	—	—	—	12,229	—	12,229
Foreign currency translation adjustment	—	—	—	—	(234)	(234)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(85)	(85)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,382	1	(4,952)	—	—	(4,951)
Issuance of common stock due to PLDA acquisition	300	—	6,978	—	—	6,978
Repurchase and retirement of common stock under repurchase program	(4,015)	(4)	(22,862)	(77,215)	—	(100,081)
Stock-based compensation	—	—	21,281	—	—	21,281
Balances at September 30, 2021	109,365	$109	$1,270,871	$(422,737)	$(400)	$847,843
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$(30,259)	$12,229
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	25,286	21,281
Depreciation	23,107	19,623
Amortization of intangible assets	11,634	13,456
Non-cash interest expense and amortization of convertible debt issuance costs	197	5,702
Loss on extinguishment of debt	83,626	—
Loss on fair value adjustment of derivatives, net	10,585	—
Deferred income taxes	1,680	1,939
Gain on fair value of equity security	(3,547)	—
Loss on equity investment	862	717
Realized loss from sale of marketable securities	1,138	—
Change in fair value of earn-out liability	(1,889)	—
Gain on disposal of property, plant and equipment	(10)	(48)
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	6,689	(16,258)
Unbilled receivables	78,914	87,335
Prepaids and other current assets	1,186	5,910
Inventories	(5,679)	6,506
Accounts payable	8,682	1,007
Accrued salaries and benefits and other liabilities	(10,811)	(7,626)
Income taxes payable	(15,352)	(21,414)
Deferred revenue	(1,709)	9,670
Operating lease liabilities	(5,226)	(2,980)
Net cash provided by operating activities	179,104	137,049
Cash flows from investing activities:
Purchases of property, plant, and equipment	(12,650)	(7,527)
Acquisition of intangible assets	(3,000)	—
Purchases of marketable securities	(80,969)	(419,073)
Maturities of marketable securities	53,358	297,759
Proceeds from sales of marketable securities	276,687	227,045
Acquisition of business, net of cash acquired	(15,932)	(97,115)
Net cash provided by investing activities	217,494	1,089
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	3,775	5,002
Payments of taxes on restricted stock units	(17,454)	(9,953)
Payments under installment payment arrangements	(10,472)	(9,826)
Repurchase of convertible senior notes	(258,060)	—
Proceeds from retirement of convertible senior note hedges	91,729	—
Payments for retirement of warrants	(69,528)	—
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	(100,412)	(100,081)
Net cash used in financing activities	(360,422)	(114,858)
Effect of exchange rate changes on cash and cash equivalents	(2,519)	(362)
Net increase in cash, cash equivalents and restricted cash	33,657	22,918
Cash, cash equivalents and restricted cash at beginning of period	108,264	129,324
Cash, cash equivalents and restricted cash at end of period	$141,921	$152,242

Non-cash operating, investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$32,540	$11,809
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$5,663	$—
Common stock issued pursuant to acquisition	$—	$6,978

Reconciliation of the cash, cash equivalents and restricted cash balances as of September 30, 2022 and December 31, 2021:
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$141,559	$107,891
Restricted cash	362	373
Cash, cash equivalents and restricted cash	$141,921	$108,264

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

2. Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”).” The amendments in this ASU simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, the guidance removes the liability and equity separation models for convertible instruments. Instead, entities will account for convertible debt instruments wholly as debt unless convertible instruments contain features that require bifurcation as a derivative or that result in substantial premiums accounted for as paid-in capital. The guidance also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The guidance is effective for fiscal years beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 on a modified retrospective basis. Upon adoption, the Company reversed approximately $35.2 million of debt discount related to the Company’s 1.375% Convertible Senior Notes due 2023 (the “2023 Notes”) from additional paid-in capital, reversed approximately $8.3 million representing the unamortized debt discount from liabilities, and recorded the net impact of $26.9 million to accumulated deficit. The Company also removed approximately $0.7 million of debt issuance costs related to the 2023 Notes from additional paid-in capital and recorded approximately $0.5 million to accumulated deficit related to the amortization of debt issuance costs that were historically allocated to equity. The Company expects reported interest expense for its convertible notes to decrease this year and in the future.
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

3. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of September 30, 2022.
The Company’s contract balances were as follows:

	As of
(In thousands)	September 30, 2022	December 31, 2021
Unbilled receivables	$179,951	$258,626
Deferred revenue	25,066	26,198
During the nine months ended September 30, 2022, the Company recognized $21.7 million of revenue that was included in the contract balances as of December 31, 2021. During the nine months ended September 30, 2021, the Company recognized $9.7 million of revenue that was included in the contract balances as of December 31, 2020.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $29.6 million as of September 30, 2022, which the Company primarily expects to recognize over the next 2 years.

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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net income (loss) per share:
Numerator:
Net income (loss)	$939	$3,676	$(30,259)	$12,229
Denominator:
Weighted-average shares outstanding - basic	109,968	108,989	110,102	111,103
Effect of potential dilutive common shares	1,994	4,672	—	3,851
Weighted-average shares outstanding - diluted	111,962	113,661	110,102	114,954
Basic net income (loss) per share	$0.01	$0.03	$(0.27)	$0.11
Diluted net income (loss) per share	$0.01	$0.03	$(0.27)	$0.11
For the nine months ended September 30, 2022, an additional 2.4 million shares were excluded from the weighted-average dilutive shares because there was a net loss position for the period. During the three months ended September 30, 2022, the Company’s stock price exceeded the 2023 Notes’ conversion price of $18.93 per share, therefore approximately 0.1 million shares for the three months ended September 30, 2022 were included in the weighted-average dilutive shares. During the three and nine months ended September 30, 2021, the Company’s stock price exceeded the 2023 Notes’ conversion price of $18.93 per share, therefore approximately 1.8 million and 1.0 million shares for the three and nine months ended September 30, 2021, respectively, were included in the weighted-average dilutive shares.

As a result of the Company’s adoption of ASU No. 2020-06 on January 1, 2022, the dilutive impact of the 2023 Notes on the calculation of diluted net income (loss) per share is considered using the if-converted method. Furthermore, because the principal amount of the 2023 Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the 2023 Notes. For periods prior to the Company’s January 1, 2022 adoption of ASU No. 2020-06, the Company applied the treasury stock method to account for the dilutive impact of the 2023 Notes for diluted net income (loss) per share purposes. As noted in ASU No. 2020-06, for convertible instruments where the principal is required to be paid in cash, the results of applying the if-converted method are consistent with the results of applying the historical treasury stock method. Therefore, even though the Company is required to apply the if-converted method upon adoption of ASU No. 2020-06, there is no impact to its earnings per share calculation. Under the if-converted method, the cumulative dilutive effect of the 2023 Notes would be approximately 0.5 million shares. Refer to Note 10, “Convertible Notes,” for additional information.

5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the nine months ended September 30, 2022:

(In thousands)	As of December 31, 2021	Addition to Goodwill (1)	Adjustments to Goodwill (2)	Effect of Exchange Rates (3)	As of September 30, 2022
Total goodwill	$278,810	$12,069	$1,013	$146	$292,038
_________________________________________
(1)    In May 2022, the Company acquired Hardent, Inc. (“Hardent”), which resulted in the Company recognizing additional goodwill. Refer to Note 16, “Acquisition,” for additional information.
(2)    The adjustments to goodwill primarily include a correction of an immaterial error related to an understatement in other current liabilities that originated from the acquisition of AnalogX in 2021 and working capital adjustments from the acquisition of Hardent.
(3)    Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of September 30, 2022
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$313,808	$(21,770)	$292,038
Intangible Assets, Net
The components of the Company’s intangible assets as of September 30, 2022 and December 31, 2021 were as follows:

		As of September 30, 2022
(In thousands)	Useful Life	Gross Carrying Amount (1) (2)	Accumulated Amortization (1) (2)	Net Carrying Amount
Existing technology	3 to 10 years	$299,925	$(258,072)	$41,853
Customer contracts and contractual relationships	0.5 to 10 years	37,996	(36,193)	1,803
Non-compete agreements and trademarks	3 years	300	(300)	—
In-process research and development (“IPR&D”)	Not applicable	11,200	—	11,200
Total intangible assets		$349,421	$(294,565)	$54,856
_________________________________________
(1)    During the nine months ended September 30, 2022, the Company acquired certain intangible assets for $3.0 million in cash. The assets were classified as existing technology and are being amortized over their expected useful life of five years. During the nine months ended September 30, 2022, the amortization for the acquired assets was not material.
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
Amortization expense for intangible assets for the three and nine months ended September 30, 2022 was $4.0 million and $11.6 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2021 was $4.2 million and $13.5 million, respectively.
The estimated future amortization of intangible assets as of September 30, 2022 was as follows (in thousands):

Years Ending December 31:	Amount
2022 (remaining three months)	$4,154
2023	15,134
2024	12,759
2025	6,718
2026	4,400
Thereafter	491
Total amortizable purchased intangible assets	43,656
IPR&D	11,200
Total intangible assets	$54,856

6. Segments and Major Customers
Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of September 30, 2022, the Company has a single operating and reportable segment.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at September 30, 2022 and December 31, 2021, respectively, was as follows:

	As of
Customer	September 30, 2022	December 31, 2021
Customer 1	20%	17%
Customer 2	14%	*
Customer 3	*	19%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.

Revenue from the Company’s major customers representing 10% or more of total revenue for the three and nine months ended September 30, 2022 and 2021, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2022	2021	2022	2021
Customer A	20%	23%	21%	21%
Customer B	20%	15%	16%	10%
Customer C	12%	11%	13%	11%

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
USA	$70,284	$55,337	$193,253	$147,029
Singapore	10,498	8,214	50,262	28,882
Asia-Other	16,430	8,436	43,954	20,720
Taiwan	8,142	4,170	23,601	22,031
Japan	3,765	3,095	11,191	11,509
South Korea	1,081	1,350	5,118	3,947
Europe	1,963	661	4,847	2,294
Canada	81	19	200	111
Total	$112,244	$81,282	$332,426	$236,523

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
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of September 30, 2022
(In thousands, except percentages)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$16,159	$16,159	$—	$—	1.94%
U.S. Government bonds and notes	66,680	68,954	—	(2,274)	0.52%
Corporate notes, bonds and commercial paper	63,449	65,567	—	(2,118)	0.75%
Total cash equivalents and marketable securities	146,288	150,680	—	(4,392)
Cash	118,560	118,560	—	—
Total cash, cash equivalents and marketable securities	$264,848	$269,240	$—	$(4,392)

	As of December 31, 2021
(In thousands, except percentages)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$7,402	$7,402	$—	$—	0.02%
U.S. Government bonds and notes	102,812	103,113	—	(301)	0.29%
Corporate notes, bonds and commercial paper	287,905	288,667	8	(770)	0.22%
Total cash equivalents and marketable securities	398,119	399,182	8	(1,071)
Cash	87,490	87,490	—	—
Total cash, cash equivalents and marketable securities	$485,609	$486,672	$8	$(1,071)

Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	September 30, 2022	December 31, 2021
Cash equivalents	$22,999	$20,401
Short-term marketable securities	123,289	377,718
Total cash equivalents and marketable securities	146,288	398,119
Cash	118,560	87,490
Total cash, cash equivalents and marketable securities	$264,848	$485,609
The Company continues to invest in highly rated and highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021 are as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Less than 12 months
U.S. Government bonds and notes	$54,924	$82,822	$(1,570)	$(301)
Corporate notes, bonds and commercial paper	31,012	255,783	(786)	(770)
Total cash equivalents and marketable securities in a continuous unrealized loss position for less than 12 months	85,936	338,605	(2,356)	(1,071)
12 months or greater
U.S. Government bonds and notes	11,756	—	(704)	—
Corporate notes, bonds and commercial paper	32,437	—	(1,332)	—
Total cash equivalents and marketable securities in a continuous unrealized loss position for 12 months or greater	44,193	—	(2,036)	—
Total cash equivalents and marketable securities in a continuous unrealized loss position	$130,129	$338,605	$(4,392)	$(1,071)
The gross unrealized losses at September 30, 2022 and December 31, 2021 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	September 30, 2022
Due less than one year	$84,954
Due from one year through three years	45,175
Total	$130,129
Refer to Note 8, “Fair Value of Financial Instruments,” for discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

8. Fair Value of Financial Instruments
The following table presents the financial instruments that are carried at fair value and summarizes the valuation of its cash equivalents and marketable securities by the below pricing levels as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$16,159	$16,159	$—	$—
U.S. Government bonds and notes	66,680	—	66,680	—
Corporate notes, bonds and commercial paper	63,449	—	63,449	—
Total available-for-sale securities	$146,288	$16,159	$130,129	$—

	As of December 31, 2021
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7,402	$7,402	$—	$—
U.S. Government bonds and notes	102,812	—	102,812	—
Corporate notes, bonds and commercial paper	287,905	—	287,905	—
Total available-for-sale securities	$398,119	$7,402	$390,717	$—
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
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of September 30, 2022 and December 31, 2021, the carrying value of the Company’s 25.0% ownership percentage was $0.9 million and $1.8 million, respectively, which were included in other assets on the accompanying unaudited condensed consolidated balance sheets. The Company recorded immaterial amounts on its condensed consolidated statements of operations representing its share of the investee’s loss for the nine months ended September 30, 2022 and 2021.
During the third quarter of 2022, the Company recorded a gain on fair value of approximately $3.5 million related to the sale of an equity security with an immaterial carrying value on its condensed consolidated statement of operations.
The Company has a liability related to the contingent earn-out consideration from the PLDA acquisition, which is classified within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. During the three and nine months ended September 30, 2022, the changes in this liability were related to fair value measurements resulting in an increase of approximately $2.4 million and a decrease of $1.9 million, respectively. No fair value measurements were recognized during the three and nine months ended September 30, 2021.
During the three and nine months ended September 30, 2022 and 2021, there were no transfers of financial instruments between different categories of fair value.

The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022			As of December 31, 2021
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the “2023 Notes”)	$10,381	$10,368	$14,048	$172,500	$163,687	$254,103
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 10, “Convertible Notes,” as of September 30, 2022, the convertible notes were carried at their face value of $10.4 million, less any unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximated fair value due to their short maturities.

9. Leases
The Company leases office space, domestically and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one year and eight years. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and long-term operating lease liabilities on the Company’s unaudited condensed consolidated balance sheets. The Company does not have any finance leases.
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of September 30, 2022 (in thousands):

Years ending December 31,	Amount
2022 (remaining three months)	$2,038
2023	6,421
2024	5,284
2025	5,358
2026	5,587
Thereafter	17,727
Total minimum lease payments	42,415
Less: amount of lease payments representing interest	(6,887)
Present value of future minimum lease payments	35,528
Less: current obligations under leases	(5,435)
Long-term lease obligations	$30,093
As of September 30, 2022, the weighted-average remaining lease term for the Company’s operating leases was 7.2 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 5.3%.
Operating lease costs included in research and development and selling, general and administrative costs on the unaudited condensed consolidated statements of operations were $1.9 million for both the three months ended September 30, 2022 and 2021. Operating lease costs included in research and development and selling, general and administrative costs on the unaudited condensed consolidated statements of operations were $5.6 million for both the nine months ended September 30, 2022 and 2021, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $6.7 million and $6.4 million for the nine months ended September 30, 2022 and 2021, respectively.

10. Convertible Notes
1.375% Convertible Senior Notes due 2023. On March 2, 2022, the Company entered into individual, privately negotiated transactions with certain holders of its outstanding 2023 Notes, pursuant to which the Company paid an aggregate of approximately $199.1 million in cash for the repurchase of approximately $123.1 million aggregate principal amount of its 2023 Notes (“Q1 2022 Partial Notes Repurchase”). The cash consideration was based on a volume-weighted average price of $29.6789 for the 19-trading day measurement period ending March 29, 2022. Of the $123.1 million aggregate principal amount, approximately $107.9 million was settled on March 31, 2022 for $174.5 million in cash. The remaining $15.2 million aggregate principal amount was settled on April 1, 2022 for $24.6 million in cash. In addition, this transaction resulted in a loss on extinguishment of debt of $66.5 million and a loss on fair value adjustment of derivatives, net of $8.3 million.
On August 11, 2022, the Company entered into individual, privately negotiated transactions with certain holders of its outstanding 2023 Notes, pursuant to which the Company paid an aggregate of approximately $58.9 million in cash for the repurchase of approximately $39.0 million aggregate principal amount of its 2023 Notes (“Q3 2022 Partial Notes Repurchase”). The cash consideration was based on a volume-weighted average price of $27.8456 for the 10-trading day measurement period ending August 25, 2022. In addition, this transaction resulted in a loss on extinguishment of debt of $17.1 million and a loss on fair value adjustment of derivatives, net of $2.3 million.
Upon entering into the Q1 2022 and Q3 2022 Partial Notes Repurchase agreements, the conversion feature related to the 2023 Notes repurchased, as well as the settlements of the convertible senior note hedges and warrants, were subject to derivative accounting. This resulted in $2.3 million and $10.6 million in losses on fair value adjustment of derivatives, net, for the three and nine months ended September 30, 2022, respectively.
During the nine months ended September 30, 2022, no holders elected to convert their 2023 Notes which had met the trigger for early conversion as of December 31, 2021 and March 31, 2022, respectively. The early conversion had been met as of December 31, 2021, March 31, 2022 and September 30, 2022, as the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the 2023 Notes for more than 20 trading days during the 30 consecutive trading days ended December 31, 2021, March 31, 2022 and September 30, 2022, respectively.
The Company’s convertible notes are shown in the following table:

	As of
(In thousands)	September 30, 2022	December 31, 2021
2023 Notes	$10,381	$172,500
Unamortized discount — 2023 Notes (1)	—	(8,266)
Unamortized debt issuance costs — 2023 Notes	(13)	(547)
Total convertible notes	10,368	163,687
Less current portion	10,368	163,687
Total long-term convertible notes	$—	$—
_________________________________________
(1)    On January 1, 2022, the Company adopted ASU No. 2020-06. Refer to Note 2, “Recent Accounting Pronouncements,” for additional information.
Interest expense related to the convertible notes for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
2023 Notes coupon interest at a rate of 1.375%	$90	$593	$575	$1,779
2023 Notes amortization of discount and debt issuance cost	33	1,927	184	5,702
Total interest expense on convertible notes	$123	$2,520	$759	$7,481
Note Hedges and Warrants. In connection with the Q1 2022 Partial Notes Repurchase, the Company entered into agreements with certain financial institutions to retire the corresponding portions of convertible senior note hedges and warrants the Company had previously entered into with the counterparties in connection with the issuance of the 2023 Notes. Upon settlement, the Company received $72.4 million in cash for the retirement of the proportionate amount of convertible senior note hedges and paid $55.1 million in cash for the retirement of the proportionate amount of warrants during the three months ended March 31, 2022.
In connection with the Q3 2022 Partial Notes Repurchase, the Company entered into agreements with certain financial institutions to retire the corresponding portions of convertible senior note hedges and warrants the Company had previously entered into with the counterparties in connection with the issuance of the 2023 Notes. Upon settlement, the Company received $19.3 million in cash for the retirement of the proportionate amount of convertible senior note hedges and paid $14.4 million in cash for the retirement of the proportionate amount of warrants during the three months ended September 30, 2022.

11. Commitments and Contingencies
As of September 30, 2022, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2022	2023	2024	2025	2026
Contractual obligations (1) (2) (3)
Software licenses (4)	$36,546	$4,271	$14,166	$12,421	$5,688	$—
Acquisition retention bonuses (5)	5,342	—	2,500	2,500	342	—
Convertible notes (6)	10,381	—	10,381	—	—	—
Interest payments related to convertible notes	71	—	71	—	—	—
Total	$52,340	$4,271	$27,118	$14,921	$6,030	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $21.6 million, including $19.7 million recorded as a reduction of long-term deferred tax assets and $1.9 million in long-term income taxes payable as of September 30, 2022. As noted below in Note 14, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
(2)    For the Company’s lease commitments as of September 30, 2022, refer to Note 9, “Leases.”
(3)    The Company’s other contractual obligations as of September 30, 2022 were not material.
(4)    The Company has commitments with various software vendors for agreements generally having terms longer than one year. During the second quarter of 2022, the Company renewed a software license agreement for engineering development tools, which is included in the table above. As of September 30, 2022, approximately $9.1 million of the fair value of this software license was included in other current liabilities and $17.2 million was included in other long-term liabilities, in the accompanying unaudited condensed consolidated balance sheet.
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
(6)    During the nine months ended September 30, 2022, the Company repurchased $162.1 million of the aggregate principal amount of its 2023 Notes. Refer to Note 10, “Convertible Notes.”
Indemnifications
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this may not always be possible. The fair value of the liability as of September 30, 2022 and December 31, 2021, respectively, was not material.

12. Equity Incentive Plans and Stock-Based Compensation
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2021	10,492,178
Nonvested equity stock and stock units granted (1) (2)	(3,939,753)
Nonvested equity stock and stock units forfeited (1)	1,170,793
Total shares available for grant as of September 30, 2022	7,723,218
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
(2)    Amount includes approximately 0.6 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in the first and third quarters of 2022 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.
General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the nine months ended September 30, 2022 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2022.

	Options Outstanding
(In thousands, except per share amounts and years)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	549,581	$10.71
Options exercised	(83,100)	$6.59
Outstanding as of September 30, 2022	466,481	$11.45	3.98	$6,518
Vested or expected to vest at September 30, 2022	466,405	$11.45	3.98	$6,517
Options exercisable at September 30, 2022	444,814	$11.36	3.83	$6,255
Employee Stock Purchase Plan
Under the 2015 Employee Stock Purchase Plan (“2015 ESPP”), the Company issued 161,254 shares at a price of $19.97 per share and 263,933 shares at a price of $11.58 per share during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, approximately 2.7 million shares under the 2015 ESPP remained available for issuance.
Stock-Based Compensation
For the nine months ended September 30, 2022 and 2021, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
There were no stock options granted during the three and nine months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense related to stock options was immaterial for both the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense related to stock options of $0.1 million and $0.2 million, respectively.
As of September 30, 2022, there was $0.2 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of one year.

Employee Stock Purchase Plan
For the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.3 million and $1.1 million, respectively. As of September 30, 2022, there was $0.1 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and nine months ended September 30, 2022, the Company granted nonvested equity stock units totaling approximately 0.5 million and 2.2 million shares, respectively. During the three and nine months ended September 30, 2021, the Company granted nonvested equity stock units totaling approximately 0.2 million and 2.2 million shares, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and nine months ended September 30, 2022, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $12.8 million and $61.8 million, respectively. For the three and nine months ended September 30, 2021, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $5.5 million and $46.9 million, respectively. During the first and third quarters of 2022 and the first quarter of 2021, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third or fourth anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of approximately $8.5 million and $24.0 million respectively, related to all outstanding nonvested equity stock grants. For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense of approximately $7.1 million and $20.0 million, respectively, related to all outstanding nonvested equity stock grants.
Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $69.4 million at September 30, 2022. This amount is expected to be recognized over a weighted-average period of 2.3 years.
The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2022:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2021	4,718,385	$16.62
Granted	2,226,335	$27.80
Vested	(1,760,978)	$14.33
Forfeited	(418,366)	$20.34
Nonvested at September 30, 2022	4,765,376	$22.37

13. Stockholders’ Equity
Share Repurchase Programs
On October 29, 2020, the Company’s board of directors (the “Board”) approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the nine months ended September 30, 2022, the Company repurchased shares of its common stock under the 2020 Repurchase Program as discussed below.
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
On September 9, 2022, the Company entered into an accelerated share repurchase program with Wells Fargo Bank, National Association (“Wells Fargo”) (the “2022 ASR Program”). The 2022 ASR Program was part of the share repurchase program previously authorized by the Board on October 29, 2020. Under the 2022 ASR Program, the Company pre-paid to Wells Fargo the $100.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 3.1 million shares of its common stock from Wells Fargo in the third quarter of 2022, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock. The number of shares to be ultimately purchased by the Company will be determined based on the volume-weighted-average price of the common stock during the terms of the transaction, minus an agreed upon discount between the parties. The 2022 ASR Program is expected to be completed during the fourth quarter of 2022.
As of September 30, 2022, there remained an outstanding authorization to repurchase approximately 9.8 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.
The Company records share repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock in accordance with its accounting policy.

14. Income Taxes
The Company recorded a provision for income taxes of $2.5 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, and $5.9 million and $3.2 million for the nine months ended September 30, 2022 and 2021, respectively. The provision for income taxes for the three and nine months ended September 30, 2022 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2022 and indefinite-lived intangible tax amortization expense. The provision for income taxes for the three and nine months ended September 30, 2021 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2021, tax on Canadian capital gains related to the acquisition of AnalogX, and indefinite-lived intangible tax amortization expense.
During the three months ended September 30, 2022 and 2021, the Company paid withholding taxes of $5.5 million and $5.0 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company paid withholding taxes of $15.8 million and $15.4 million, respectively.
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
As of September 30, 2022, the Company had approximately $161.0 million of unrecognized tax benefits, including $19.7 million recorded as a reduction of long-term deferred tax assets, $139.4 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea and $1.9 million recorded in long-term income taxes payable. If recognized, $1.9 million would be recorded as an income tax benefit. As a result of recent court rulings in South Korea, the Company has determined that they may be entitled to refund claims for foreign taxes previously withheld from licensees in South Korea. The Company recognizes that there are numerous risks and uncertainties associated with the ultimate collection of this refund and has therefore maintained an offsetting reserve for the entire amount of refundable withholding taxes previously withheld in South Korea. As of December 31, 2021, the Company had $146.2 million of unrecognized tax benefits, including $18.9 million recorded as a reduction of long-term deferred tax assets, $126.1 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea and $1.3 million recorded in long-term income taxes payable.
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
As of September 30, 2022, the Company had incurred approximately $1.2 million in external acquisition costs in connection with the transaction, which were expensed as incurred.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Total revenue	$112,244	$83,057	$335,485	$242,354
Net income (loss)	$1,170	$4,355	$(29,228)	$12,633
The pro forma net income for 2022 was adjusted to exclude $0.2 million and $1.2 million of acquisition-related costs incurred during the three and nine months ended September 30, 2022, respectively. Consequently, the pro forma net income for the corresponding periods in 2021 were adjusted to include these costs.

17. Subsequent Event
On October 31, 2022, the Company announced that it had extended its comprehensive patent license agreement with Samsung Electronics Co., LTD., a Korean corporation (“Samsung”) for an additional ten years. The extension substantially maintains the existing financial terms and provides Samsung with broad access to the full Rambus patent portfolio through late 2033.

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
Executive Summary
The Company’s continued execution delivered strong results during the third quarter, driven by continued demand in our memory interface chips and continued stability from our royalties revenue.
Key 2022 third quarter financial results included:
•Revenue of $112.2 million;
•Operating expenses of $68.3 million; and
•Net cash provided by operating activities of $80 million.
We had record quarterly product revenue of $58.6 million, which was primarily driven by our memory interface chips. We also initiated a $100 million accelerated share repurchase program.

Operational Highlights
Revenue Sources
The Company’s consolidated revenue is comprised of product revenue, royalty revenue and contract and other revenue.
Product revenue consists primarily of memory interface chips and is an increasingly growing part of our business. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 52% and 48% of our consolidated revenue for the three and nine months ended September 30, 2022, as compared to 45% and 42% for the three and nine months ended September 30, 2021.
Royalty revenue is derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in term up to ten years and define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Broadcom, Cisco, CXMT, IBM, Infineon, Kioxia, Marvell, Mediatek, Micron, Nanya, NVIDIA, Panasonic, Phison, Qualcomm, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, Winbond and Xilinx have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Revenues from royalties accounted for 27% and 33% of our consolidated revenue for the three and nine months ended September 30, 2022, as compared to 41% and 44% for the three and nine months ended September 30, 2021.
Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 21% and 19% of our consolidated revenue for the three and nine months ended September 30, 2022, as compared to 14% for both the three and nine months ended September 30, 2021.
Costs and Expenses
Cost of product revenue for the three months ended September 30, 2022, increased approximately $8.8 million as compared to the same period in 2021. Cost of product revenue for the nine months ended September 30, 2022 increased approximately $24.8 million as compared to the same period in 2021. The increase in both periods was primarily due to increases in sales volumes of our memory interface chips during the periods.
Cost of contract and other revenue for the three months ended September 30, 2022, remained flat as compared to the same period in 2021. Cost of contract and other revenue for the nine months ended September 30, 2022, decreased by approximately $0.9 million as compared to the same period in 2021, primarily due to lower engineering services associated with the contracts.
Research and development expenses continue to play a key role in our efforts to drive our product innovations. Our research and development expenses for the three months ended September 30, 2022 increased $3.7 million as compared to the same period in 2021, primarily due to increased headcount-related expenses of $1.6 million, engineering development tool costs of $1.0 million, stock-based compensation expense of $0.6 million, consulting costs of $0.5 million and bonus accrual expense of $0.5 million, offset by a decrease in retention bonus expense related to acquisitions of $0.9 million and facilities costs of $0.5 million. Our research and development expenses for the nine months ended September 30, 2022 increased $19.2 million as compared to the same period in 2021, primarily due to increased headcount-related expenses of $7.5 million, consulting costs of $2.6 million, engineering development tool costs of $2.4 million, stock-based compensation expense of $2.0 million, bonus accrual expense of $1.5 million, depreciation expense of $0.7 million, prototyping costs of $0.5 million and allocated IT costs of $0.5 million, offset by a decrease in facilities costs of $1.0 million.
Sales, general and administrative expenses for the three months ended September 30, 2022 increased $4.0 million as compared to the same period in 2021, primarily due to increased bonus accrual expense of $0.9 million, acquisition-related costs (including retention bonus expense) of $0.8 million, stock-based compensation expense of $0.7 million, facilities costs of $0.4 million, headcount-related expenses of $0.4 million and travel costs of $0.3 million, offset by a decrease in consulting costs of $0.4 million. Our sales, general and administrative expenses for the nine months ended September 30, 2022 increased $11.5 million as compared to the same period in 2021, primarily due to increased headcount-related expenses of $2.9 million, bonus accrual expense of $2.0 million, stock-based compensation expense of $1.9 million, acquisition-related costs (including retention bonus expense) of $1.6 million, facilities costs of $1.5 million, legal fees of $0.7 million, accounting and audit fees of $0.6 million, recruiting expenses of $0.5 million and travel costs of $0.5 million, offset by decreases in legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters in 2021, and allocated IT costs of

$0.5 million.
Intellectual Property
As of September 30, 2022, our semiconductor, security and other technologies are covered by 2,398 U.S. and foreign patents. Additionally, we had 617 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic and new variants have created significant global economic uncertainty and may adversely impact the business of our customers, partners and vendors. The extent of the impact of the ongoing COVID-19 pandemic and subsequent variants on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, suppliers, partners or employees, all of which are uncertain and cannot be predicted. The extent to which the ongoing COVID-19 pandemic and subsequent variants may impact our financial condition or results of operations remains uncertain.

Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory and SerDes technology, adoption of security solutions, the use and adoption of our inventions or technologies generally, industry consolidation and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers represented approximately 61% and 57% of our revenue for the three and nine months ended September 30, 2022, as compared to 59% and 54% for the three and nine months ended September 30, 2021, respectively. The particular customers that account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 37% and 42% of our total revenue for the three and nine months ended September 30, 2022, as compared to 32% and 38% for the three and nine months ended September 30, 2021, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Product revenue	52.2%	45.1%	48.1%	41.7%
Royalties	26.6%	40.7%	32.6%	43.9%
Contract and other revenue	21.2%	14.2%	19.3%	14.4%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	19.5%	16.2%	18.3%	15.2%
Cost of contract and other revenue	1.3%	1.8%	0.9%	1.7%
Amortization of acquired intangible assets	3.2%	4.7%	3.1%	5.4%
Total cost of revenue	24.0%	22.7%	22.3%	22.3%
Gross profit	76.0%	77.3%	77.7%	77.7%
Operating expenses:
Research and development	35.0%	43.8%	35.7%	42.0%
Sales, general and administrative	23.3%	27.3%	23.9%	28.7%
Amortization of acquired intangible assets	0.4%	0.4%	0.4%	0.3%
Restructuring charges	—%	—%	—%	0.2%
Change in fair value of earn-out liability	2.1%	—%	(0.6)%	—%
Total operating expenses	60.8%	71.5%	59.4%	71.2%
Operating income	15.2%	5.8%	18.3%	6.5%
Interest income and other income (expense), net	2.5%	3.4%	2.1%	3.4%
Gain on fair value of equity security	3.2%	—%	1.1%	—%
Loss on extinguishment of debt	(15.3)%	—%	(25.2)%	—%
Loss on fair value adjustment of derivatives, net	(2.1)%	—%	(3.2)%	—%
Interest expense	(0.4)%	(3.4)%	(0.4)%	(3.3)%
Interest and other income (expense), net	(12.1)%	—%	(25.6)%	0.1%
Income (loss) before income taxes	3.1%	5.8%	(7.3)%	6.6%
Provision for income taxes	2.3%	1.3%	1.8%	1.4%
Net income (loss)	0.8%	4.5%	(9.1)%	5.2%

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Total revenue:
Product revenue	$58.6	$36.7	59.7%	$159.9	$98.7	62.1%
Royalties	29.9	33.1	(9.6)%	108.4	103.8	4.4%
Contract and other revenue	23.7	11.5	106.0%	64.2	34.0	88.4%
Total revenue	$112.2	$81.3	38.1%	$332.5	$236.5	40.5%
Product Revenue
Product revenue consists of revenue from the sale of memory and security products. Product revenue increased approximately $21.9 million to $58.6 million for the three months ended September 30, 2022, from $36.7 million for the same period in 2021. Product revenue increased approximately $61.2 million to $159.9 million for the nine months ended September 30, 2022, from $98.7 million for the same period in 2021. The increase in both periods was primarily due to continued market share gains of our memory interface chips.

We believe that product revenue will continue to increase for the remainder of 2022 as compared to 2021, mainly from the sale of our memory interface chips. However, our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers, our ability to meet our customers’ demands and our ability to mitigate any supply chain risk due to the ongoing COVID-19 pandemic and subsequent variants.
Royalties
Royalty revenue, which includes patent and technology license royalties, decreased approximately $3.2 million to $29.9 million for the three months ended September 30, 2022, from $33.1 million for the same period in 2021. Royalty revenue increased approximately $4.6 million to $108.4 million for the nine months ended September 30, 2022, from $103.8 million for the same period in 2021.The fluctuation in both periods was primarily due to the timing and structure of license renewals.
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
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development projects. Contract and other revenue increased approximately $12.2 million to $23.7 million for the three months ended September 30, 2022, from $11.5 million for the same period in 2021. Contract and other revenue increased approximately $30.2 million to $64.2 million for the nine months ended September 30, 2022, from $34.0 million for the same period in 2021. The increase in both periods was primarily due to higher revenue associated with our Silicon IP offerings.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.
Cost of Product Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Cost of product revenue	$22.0	$13.2	66.9%	$60.8	$36.0	68.8%
Cost of product revenue are costs attributable to the sale of memory and security products. Cost of product revenue increased approximately $8.8 million to $22.0 million for the three months ended September 30, 2022, from $13.2 million for the same period in 2021. Cost of product revenue increased approximately $24.8 million to $60.8 million for the nine months ended September 30, 2022, from $36.0 million for the same period in 2021. The increase in both periods was primarily due to increases in sales volumes of our memory interface chips during the periods.
In the near term, we expect costs of product revenue to continue to be higher as we expect to continue to have higher sales of our various products in 2022, as compared to 2021.
Cost of Contract and Other Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Cost of contract and other revenue	$1.5	$1.5	—%	$3.1	$4.0	(24.2)%
Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue for the three months ended September 30, 2022 remained flat as compared to the same period in 2021. Cost of contract and other revenue for the nine months ended September 30, 2022 decreased by approximately $0.9 million as compared to the same period in 2021, primarily due to lower engineering services associated with the contracts.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Research and development expenses:
Research and development expenses	$36.1	$33.0	9.3%	$108.9	$91.7	18.8%
Stock-based compensation	3.2	2.6	23.7%	9.7	7.7	25.5%
Total research and development expenses	$39.3	$35.6	10.4%	$118.6	$99.4	19.3%
Research and development expenses are those expenses incurred for the development of applicable technologies.
Total research and development expenses for the three months ended September 30, 2022 increased $3.7 million as compared to the same period in 2021, primarily due to increased headcount-related expenses of $1.6 million, engineering development tool costs of $1.0 million, stock-based compensation expense of $0.6 million, consulting costs of $0.5 million and bonus accrual expense of $0.5 million, offset by a decrease in retention bonus expense related to acquisitions of $0.9 million and facilities costs of $0.5 million.
Total research and development expenses for the nine months ended September 30, 2022 increased $19.2 million as compared to the same period in 2021, primarily due to increased headcount-related expenses of $7.5 million, consulting costs of $2.6 million, engineering development tool costs of $2.4 million, stock-based compensation expense of $2.0 million, bonus accrual expense of $1.5 million, depreciation expense of $0.7 million, prototyping costs of $0.5 million and allocated IT costs of $0.5 million, offset by a decrease in facilities costs of $1.0 million.
In the near term, we expect research and development expenses to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses	$20.7	$17.4	18.7%	$64.2	$54.7	17.5%
Stock-based compensation	5.5	4.8	15.3%	15.2	13.3	14.3%
Total sales, general and administrative expenses	$26.2	$22.2	18.0%	$79.4	$68.0	16.9%
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
Total sales, general and administrative expenses for the three months ended September 30, 2022 increased $4.0 million as compared to the same period in 2021, primarily due to increased bonus accrual expense of $0.9 million, acquisition-related costs (including retention bonus expense) of $0.8 million, stock-based compensation expense of $0.7 million, facilities costs of $0.4 million, headcount-related expenses of $0.4 million and travel costs of $0.3 million, offset by a decrease in consulting costs of $0.4 million.
Total sales, general and administrative expenses for the nine months ended September 30, 2022 increased $11.5 million as compared to the same period in 2021, primarily due to increased headcount-related expenses of $2.9 million, bonus accrual expense of $2.0 million, stock-based compensation expense of $1.9 million, acquisition-related costs (including retention bonus expense) of $1.6 million, facilities costs of $1.5 million, legal fees of $0.7 million, accounting and audit fees of $0.6 million, recruiting expenses of $0.5 million and travel costs of $0.5 million, offset by decreases in legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters in 2021, and allocated IT costs of $0.5 million.

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
Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$3.6	$3.8	(6.2)%	$10.4	$12.6	(17.9)%
Amortization of acquired intangible assets included in total operating expenses	0.4	0.4	NM*	1.3	0.8	54.1%
Total amortization of acquired intangible assets	$4.0	$4.2	(3.9)%	$11.7	$13.4	(13.5)%
_________________________________________
NM* — percentage is not meaningful
Amortization expense is related to various acquired IP. Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the three and nine months ended September 30, 2022 decreased as compared to the same periods in 2021, primarily due to certain intangible assets being fully amortized, partially offset by additional amortization from intangible assets acquired in the first quarter of 2022, as well as intangible assets acquired as part of the acquisition of Hardent in the second quarter of 2022.
Change in Fair Value of Earn-Out Liability

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Change in fair value of earn-out liability	$2.4	$—	100.0%	$(1.9)	$—	100.0%
The change in the fair value of the earn-out liability related to the PLDA acquisition, which is subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, reflects the first year earn-out achievement as well as the change in fair value relating to the remaining two years of the earn-out period. As a result of these adjustments, we recorded a net loss of $2.4 million and a net gain of $1.9 million on our unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2022, respectively.
Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Interest income and other income (expense), net	$2.8	$2.7	4.1%	$6.9	$8.1	(14.2)%
Gain on fair value of equity security	3.5	—	100.0%	3.5	—	100.0%
Loss on extinguishment of debt	(17.1)	—	100.0%	(83.6)	—	100.0%
Loss on fair value adjustment of derivatives, net	(2.3)	—	100.0%	(10.6)	—	100.0%
Interest expense	(0.4)	(2.7)	(83.6)%	(1.4)	(8.0)	(82.6)%
Interest and other income (expense), net	$(13.5)	$0.1	NM*	$(85.1)	$0.1	NM*
_________________________________________
NM* — percentage is not meaningful

Interest income and other income (expense), net, consists primarily of the loss on extinguishment of debt of $83.6 million and $10.6 million loss on fair value adjustment of derivatives, net, for the nine months ended September 30, 2022, due to the repurchases of $162.1 million aggregate principal amount of our 2023 Notes during the first and third quarters of 2022 and the settlement of the related convertible senior note hedges and warrants. Interest income and other income (expense), net, also includes interest income due to the significant financing component of licensing agreements, interest income generated from investments in high quality fixed income securities, gain on fair value of equity security, and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
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
We expect our non-cash interest expense to decrease steadily as there will be no additional non-cash interest related to the debt discount after the adoption of ASU No. 2020-06 and as the non-cash interest expense related to the debt issuance costs was reduced due to the repurchases of our 2023 notes in the first and third quarters of 2022. Refer to Note 10, “Convertible Notes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2022	2021	Percentage	2022	2021	Percentage
Provision for income taxes	$2.5	$1.1	133.1%	$5.9	$3.2	85.7%
Effective tax rate	72.7%	22.6%		(24.5)%	20.7%
The provision for income taxes reported for the three and nine months ended September 30, 2022, was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2022 and indefinite-lived intangible tax amortization expense. Our income tax provision for the three months ended September 30, 2022 and 2021, reflected an effective tax rate of 72.7% and 22.6%, respectively. Our income tax provision for the nine months ended September 30, 2022 and 2021, reflected an effective tax rate of (24.5)% and 20.7%, respectively. Our effective tax rate for the three and nine months ended September 30, 2022, differed from the U.S. statutory rate primarily due to foreign tax credits and the full valuation allowance against U.S. deferred tax assets. Our effective tax rate for the three and nine months ended September 30, 2021, differed from the statutory rate primarily due to foreign tax credits and the full valuation allowance against U.S. deferred tax assets.
During the three months ended September 30, 2022 and 2021, we paid withholding taxes of $5.5 million and $5.0 million, respectively. During the nine months ended September 30, 2022 and 2021, we paid withholding taxes of $15.8 million and $15.4 million, respectively.
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

Liquidity and Capital Resources

	As of
(In millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$141.6	$107.9
Marketable securities	123.2	377.7
Total cash, cash equivalents and marketable securities	$264.8	$485.6

	Nine Months Ended
	September 30,
(In millions)	2022	2021
Net cash provided by operating activities	$179.1	$137.0
Net cash provided by investing activities	$217.5	$1.1
Net cash used in financing activities	$(360.4)	$(114.9)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the nine months ended September 30, 2022, were funded primarily from cash collected from our customers.
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
On September 9, 2022, we entered into the 2022 ASR Program with Wells Fargo. The 2022 ASR Program was part of the 2020 Repurchase Program. Under the 2022 ASR Program, we pre-paid to Wells Fargo the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.1 million shares of our common stock from Wells Fargo in the third quarter of 2022, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The 2022 ASR Program is expected to be completed during the fourth quarter of 2022.
As of September 30, 2022, there remained an outstanding authorization to repurchase approximately 9.8 million shares of our outstanding common stock under the 2020 Repurchase Program. Refer to “Share Repurchase Program” below.
Operating Activities
Cash provided by operating activities of $179.1 million for the nine months ended September 30, 2022, was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the nine months ended September 30, 2022, primarily included decreases in unbilled receivable and accounts receivable and an increase in accounts payable, offset by decreases in income taxes payable, accrued salaries and benefits and other liabilities and deferred revenue, as well as an increase in inventory.
Cash provided by operating activities of $137.0 million for the nine months ended September 30, 2021, was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the nine months ended September 30, 2021 primarily included decreases in unbilled receivables, inventories, prepaids and other current assets and an increase in deferred revenue, offset by an increase in accounts receivable, as well as decreases in income taxes payable, accrued salaries and benefits and operating lease liabilities.
Investing Activities
Cash provided by investing activities of $217.5 million for the nine months ended September 30, 2022, consisted of proceeds from the sale and maturities of available-for-sale marketable securities of $276.7 million and $53.4 million, respectively, offset by purchases of available-for-sale marketable securities of $81.0 million, the acquisition of Hardent for $16.1 million, net of cash acquired of $0.2 million, $12.7 million paid to acquire property, plant and equipment and the acquisition of intangible assets for $3.0 million.
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
Financing Activities
Cash used in financing activities of $360.4 million for the nine months ended September 30, 2022, was primarily due to $258.1 million paid in connection with the partial repurchases of our 2023 Notes in the first and third quarters of 2022, an aggregate payment of $100.4 million as part of our 2022 ASR program (includes $0.4 million in fees related to the ASR program), $69.5 million paid in connection with the settlement of warrants associated with the partial repurchases of our 2023 Notes, $17.5 million in payments of taxes on restricted stock units and $10.5 million paid under installment payment arrangements to acquire fixed assets, offset by proceeds of $91.7 million from the settlement of senior convertible note hedges associated with the partial repurchases of our 2023 Notes and $3.8 million in proceeds from the issuance of common stock under equity incentive plans.
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

Contractual Obligations
As of September 30, 2022, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2022	2023	2024	2025	2026
Contractual obligations (1) (2) (3)
Software licenses (4)	$36,546	$4,271	$14,166	$12,421	$5,688	$—
Acquisition retention bonuses (5)	5,342	—	2,500	2,500	342	—
Convertible notes (6)	10,381	—	10,381	—	—	—
Interest payments related to convertible notes	71	—	71	—	—	—
Total	$52,340	$4,271	$27,118	$14,921	$6,030	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $21.6 million, including $19.7 million recorded as a reduction of long-term deferred tax assets and $1.9 million in long-term income taxes payable as of September 30, 2022. As noted in Note 14, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.

(2)    For our lease commitments as of September 30, 2022, refer to Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
(3)    Our other contractual obligations as of September 30, 2022 were not material.
(4)    We have commitments with various software vendors for agreements generally having terms longer than one year. During the second quarter of 2022, we renewed a software license agreement for engineering development tools, which is included in the table above. As of September 30, 2022, approximately $9.1 million of the fair value of this software license was included in other current liabilities and $17.2 million was included in other long-term liabilities, in the accompanying unaudited condensed consolidated balance sheet of this Form 10-Q.
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
(6)    During the nine months ended September 30, 2022, we repurchased $162.1 million aggregate principal amount of our 2023 Notes, refer to Note 10, “Convertible Notes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

Share Repurchase Program
On October 29, 2020, our Board approved the 2020 Repurchase Program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the nine months ended September 30, 2022, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed below.
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
On September 9, 2022, we entered into the 2022 ASR Program with Wells Fargo. The 2022 ASR Program was part of the share repurchase program previously authorized by our Board on October 29, 2020. Under the 2022 ASR Program, we pre-paid to Wells Fargo the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.1 million shares of our common stock from Wells Fargo in the third quarter of 2022, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The number of shares to be ultimately purchased by us will be determined based on the volume-weighted-average price of our common stock during the terms of the transaction, minus an agreed upon discount between the parties. The 2022 ASR Program is expected to be completed during the fourth quarter of 2022.
As of September 30, 2022, there remained an outstanding authorization to repurchase approximately 9.8 million shares of our outstanding common stock under the 2020 Repurchase Program.
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
During the first quarter of 2022 and in connection with the Q1 2022 Partial Notes Repurchase, we entered into agreements with certain financial institutions to retire the corresponding portions of warrants we had previously entered into with the counterparties in connection with the issuance of the 2023 Notes. Upon settlement, we paid $55.1 million in cash for the retirement of the proportionate amount of warrants during the three months ended March 31, 2022.
During the third quarter of 2022 and in connection with the Q3 2022 Partial Notes Repurchase, we entered into agreements with certain financial institutions to retire the corresponding portions of warrants we had previously entered into with the counterparties in connection with the issuance of the 2023 Notes. Upon settlement, we paid $14.4 million in cash for the retirement of the proportionate amount of warrants during the three months ended September 30, 2022.
Upon entering into the Q1 2022 and Q3 2022 Partial Notes Repurchase agreements, the conversion feature related to the 2023 Notes repurchased, as well as the settlements of the convertible senior note hedges and warrants, were subject to derivative accounting.
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
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss, similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of September 30, 2022, we had an investment portfolio of fixed income marketable securities of $146.3 million including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of September 30, 2022, the fair value of the portfolio would decline by approximately $1.1 million. Actual results may differ materially from this sensitivity analysis.
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
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in France, the Netherlands and the United Kingdom, design centers in Canada, India, Bulgaria and Finland and small business development offices in Australia, China, Japan, South Korea and Taiwan. We monitor our foreign currency exposure; however, as of September 30, 2022, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2022, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our certificate of incorporation and bylaws, Delaware law and certain other agreements contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.

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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 57% and 54% of our revenue for the nine months ended September 30, 2022 and 2021, respectively. Additionally, our top five customers represented approximately 56% and 46% of our revenues for the years ended December 31, 2021 and 2020, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future.
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
We continue to negotiate with customers and prospective customers to enter into license agreements. Any future agreement may trigger our obligation to offer comparable terms or modifications to agreements with our existing customers, which may be less favorable to us than the existing license terms. We expect licensing fees will continue to vary based on our success in renewing existing license agreements and adding new customers, as well as the level of variation in our customers’ reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed. In particular, under our license agreement with Samsung, the license fees payable by Samsung could be subject to certain adjustments and conditions, and we therefore cannot provide assurances that the revenues generated by this license will not decline in the future. In addition, some of our material license agreements may contain rights by the customer to terminate for convenience, or upon certain other events, such as change of control, material breach, insolvency or bankruptcy proceedings. If we are unsuccessful in entering into license agreements with new customers or renewing license agreements with existing customers, on favorable terms or at all, or if they are terminated, our results of operations may decline significantly.
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
In addition, while some of our license agreements provide for fixed, quarterly royalty payments, many of our license agreements provide for volume-based royalties and may also be subject to caps on royalties in a given period. The sales volume and prices of our customers’ products in any given period can be difficult to predict. Under revenue recognition standard (“ASC 606”) adopted during the first quarter of 2018, our revenue varies greatly from quarter to quarter. As a result of the foregoing items, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.

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
For the nine months ended September 30, 2022 and 2021, revenues received from our international customers constituted approximately 42% and 38%, respectively, of our total revenue. Additionally, for the years ended December 31, 2021 and 2020, revenues received from our international customers constituted approximately 36% and 44%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
Trade-related government actions, whether implemented by the U.S., China, European Union, or other countries, that impose barriers or restrictions that would impact our ability to sell or ship products to certain customers may have a negative impact on our financial condition and results of operations. We cannot predict the actions government entities may take in this context and may be unable to quickly offset or effectively react to government actions that restrict our ability to sell to certain customers or in certain jurisdictions. Government actions that affect our customers’ ability to sell products or access critical elements of their supply chains may result in a decreased demand for their products, which may consequently reduce their demand for our products.

In addition, the U.S. government recently announced new controls affecting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing and supercomputing to China without an export license and added additional entities to restricted party lists. The Company currently has not been adversely impacted by these new restrictions.

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
Our operations and performance depend significantly on worldwide economic conditions. Current and future uncertainty about global or regional economic and political conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values, which could have a material negative effect on the demand for the products of our customers in the foreseeable future. If our customers experience reduced demand for their products or excess inventory as a result of global or regional economic conditions or otherwise, this could result in reduced royalty revenue and/or product sales and our business and results of operations could be harmed.
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
The United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase, such as a result of increases in the costs of labor and supplies, it will affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a competitive wage environment that may increase the Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.
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
Semiconductor supply chain disruptions have been well publicized recently given high demand and lower supply. We believe that we will continue to experience various supply constraints related to our memory interface chip business in the near term. In particular, to the extent we do not have sufficient wafer and packaging substrate firm commitments from our third-party suppliers, we may not obtain the materials needed on our desired timelines or at reasonable prices. Large swings in demand may exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes resulting in a shortage of parts, materials, or capacity needed to manufacture our products. While we continually work with our suppliers to mitigate the impact of the supply constraints to our customer deliveries, in the event of a shortage or supply interruption from suppliers of related components, we may not be able to develop alternate sources quickly, cost-effectively, or at all. An extended period of global supply chain and economic disruption could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain. Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, third-party vendor issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulations, potential tariffs or other trade restrictions, or other similar problems could limit or delay the supply of our products or harm our reputation. Any interruption or delay in manufacturing or component supply, any increases in manufacturing or component costs, or the inability to obtain these services or components from alternate sources at acceptable prices and within a reasonable amount of time would harm our ability to provide our products to customers on a timely basis. This could harm our relationships with our customers, prevent us from acquiring new customers, and materially and adversely affect our business.
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
New epidemics, pandemics or outbreaks of novel diseases may arise at any time. The ongoing COVID-19 pandemic or other disease outbreak, may continue to adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may impact overall technology spending, adversely affecting demand for our products and impacting our operating results. There can be no assurance that any decrease in sales resulting from the ongoing COVID-19 pandemic will be offset by increased sales in subsequent periods. Furthermore, such disruption in the global financial markets may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our liquidity.
In addition, the ongoing COVID-19 pandemic continues to evolve rapidly, with localized surges in COVID-19 cases and the status of operations and government restrictions evolving weekly. Although the magnitude of the impact of the ongoing COVID-19 pandemic on our business and operations remains uncertain, the extent to which the outbreak impacts our business, financial condition, operating results and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration, severity and continued spread of the pandemic, the emergence and spread of new and more contagious or deadly variants or mutant strains of the COVID-19 virus that may render vaccines and vaccine boosters ineffective or decrease their efficacy, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the duration, timing and severity of the impact on customer spending, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We may also suffer from any of the foregoing disruptions if COVID-19 experiences a resurgence in any particular country or region in the future.
Our business and operations could suffer in the event of physical and cyber security breaches and incidents.
Attempts by others to gain unauthorized access to and disrupt our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, may include covertly introducing malware to our computers and networks (or those of our customers) and impersonating authorized users, phishing attempts and other forms of social engineering, employee or contractor malfeasance, denial of service attacks and ransomware attacks, among others. We seek to detect and investigate all security incidents impacting our systems and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. We also utilize third-party service providers to host, transmit or otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications. We and/or our third-party service providers have faced and may continue to face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures may be subject to breaches or intrusions due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, including social engineering and employee and contractor error or malfeasance, especially as certain of our employees engage in work from home arrangements because of the COVID-19 pandemic, and, as a result, an unauthorized party may obtain access to our systems, networks, or data, including IP and confidential business information of ourselves and our customers. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of our customers or of third parties that support us and our services. We and our service providers may face difficulties or delays in identifying or responding to any actual or perceived security breach or incident. While we have not identified any incidents of unauthorized access that have had a material impact to date, the theft or other unauthorized acquisition of, unauthorized use or publication of, or access to our IP and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. In the event of any security breach or incident, including any breach or incident that results in inappropriate access to, or loss, corruption, unavailability, or unauthorized acquisition, disclosure or other processing of our or our customers’ confidential information or any personally-identifiable information we or our third-party service providers maintain, including that of our employees, we could suffer a loss of intellectual property or loss of data, may be subject to claims, liability and proceedings, and may incur liability and otherwise suffer financial harm.

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
Many countries and organizations, including the United States and the Organization for Economic Cooperation and Development, have proposed imposing a global minimum tax. Further, the United States has recently enacted the Inflation Reduction Act, which includes, among other changes, a 1% excise tax on certain stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. If we are subject to additional tax liabilities, our financial performance may be adversely affected. In addition, many jurisdictions are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.
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
We are subject to a variety of laws and regulations in the United States, the European Union and other countries that involve, for example, user privacy, data protection and security, content and consumer protection. For example, in 2016, a new

EU data protection regime, the General Data Protection Regulation (“GDPR”) was adopted, with it fully effective on May 25, 2018. The GDPR includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The United Kingdom’s version of the GDPR, which it maintains along with its Data Protection Act, also provides for substantial penalties that, for the most serious violations, can go up to the greater of £17.5 million or 4% of a group’s worldwide turnover for the preceding financial year. In the United States, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA includes a framework with potentially severe statutory damages and private rights of action. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, effective as of January 1, 2023. Other states, including Virginia, Colorado, Utah, and Connecticut, have passed similar laws that share similarities with the CCPA, CPRA and legislation proposed in other states. The U.S. federal government also is contemplating federal privacy legislation. The GDPR and CCPA, and new and evolving laws such as the CPRA, and other future changes in laws or regulations relating to cross-border data transfer, data localization, and other aspects of privacy, data protection and information security may require us to modify our existing practices with respect to the collection, use, disclosure and other processing of data. The GDPR, CCPA, and other existing and proposed laws and regulations can be costly and challenging to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs and subject us to claims or other remedies.

We are subject to disclosure and reporting requirements for companies that use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. These requirements could affect the sourcing and availability of minerals that are used in the manufacture of our products. We have to date incurred costs and expect to incur significant additional costs associated with complying with the disclosure requirements, including for example, due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free.
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
An adverse resolution by or with a governmental agency could result in severe limitations on our ability to protect and license our IP, and could cause our revenue to decline substantially. Third parties have and may attempt to use adverse findings by a government agency to limit our ability to enforce or license our patents in private litigation, to challenge or otherwise act against us with respect to such government agency proceedings.

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
•changes in macroeconomic conditions, increased risk of recession, and geopolitical issues;
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
We have outstanding senior convertible notes in an aggregate principal amount totaling $10.4 million as of September 30, 2022. Because these notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of such notes. In addition, the existence of these notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our intellectual property, and to meet other needs.
We have material indebtedness. In November 2017, we issued $172.5 million aggregate principal amount of our 2023 Notes, of which $10.4 million remains outstanding as of September 30, 2022. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:
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
Our certificate of incorporation and bylaws, Delaware law, and certain other agreements contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.
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
On October 29, 2020, our Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. As part of the broader share repurchase program authorized by our Board on October 29, 2020, we entered into an accelerated share repurchase program with Deutsche Bank AG, London Branch as counterparty, through its agent Deutsche Bank Securities Inc. (“Deutsche Bank”) on November 11, 2020 (the “2020 ASR Program”), which was completed in the second quarter of 2021. Also in the second quarter of 2021, we entered into another accelerated share repurchase program with Deutsche Bank on June 15, 2021 (the “2021 ASR Program”), which was completed in the fourth quarter of 2021. On September 9, 2022, we entered into an accelerated share repurchase program with Wells Fargo Bank, National Association (“Wells Fargo”) (the “2022 ASR Program”). After giving effect to the 2020, 2021 and 2022 ASR programs, detailed in the table below, we had remaining authorization to repurchase approximately 9.8 million shares. See Note 13, “Stockholders’ Equity,” Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Cumulative shares repurchased as of December 31, 2021 (1) (2)	7,066,820	$21.23	7,066,820	12,933,180
September 1, 2022 - September 30, 2022 (3)	3,132,341	N/A (4)	3,132,341	9,800,839
Cumulative shares repurchased as of September 30, 2022	10,199,161		10,199,161
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
(2)    In June 2021, we entered into the 2021 ASR Program with Deutsche Bank to repurchase an aggregate of $100.0 million of our common stock. We made an upfront payment of $100.0 million pursuant to the accelerated share repurchase program and received an initial delivery of 3.9 million shares, which were retired and recorded as a $80.0 million reduction to stockholders' equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. In October 2021, the accelerated share repurchase program was completed and we received an additional 0.4 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program. The total shares of our common stock received and retired under the terms of the accelerated share repurchase program were 4.4 million, with an average price paid per share of $22.82.
(3)    In September 2022, we entered into the 2022 ASR Program with Wells Fargo to repurchase an aggregate of $100.0 million of our common stock. We made an upfront payment of $100.0 million pursuant to the accelerated share repurchase program and received an initial delivery of approximately 3.1 million shares, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The number of shares to be ultimately purchased by us will be determined based on the volume-weighted-average price of our common stock during the terms of the transaction, minus an agreed upon discount between the parties. The 2022 ASR Program is expected to be completed during the fourth quarter of 2022.
(4)    N/A—The average price paid per share will be determined at the end of the current accelerated share repurchase program.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1(1)	Form of ASR Agreement.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
(1)     Incorporated by reference to the Form 8-K filed on September 12, 2022.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	November 4, 2022	By:	/s/ Desmond Lynch
Desmond Lynch
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)