Form 10-K
period 2022-12-31
RAMBUS INC
filed 2023-02-24
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2022 was approximately $1.7 billion based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $.001 par value, was 107,851,163 as of January 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on or about April 27, 2023 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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
•Success in signing and renewing customer agreements, including license agreements;
•The timing of completing engineering deliverables and the changes to work required;
•Success in obtaining new technology development contracts booked in the future;
•Success in adding and maintaining new customers;
•Success in obtaining orders from our customers, and our ability to meet our customers’ demands;
•Success in entering and growth in new markets;
•Levels of variation in our customers’ reported shipment volumes, sales prices, and product mix;
•Variation in contract and other revenue, based on varying revenue recognized from contract and other revenue;
•Implications of short-term or long-term increases in our research and development expenses;
•Short-term increases in cost of product revenue;
•Variation in our sales, general and administrative expenses;
•Terms of our licenses and amounts owed under license agreements;
•Technology product development;
•Perceived or actual changes in the quality of our products;
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
•Engineering, sales, legal, advertising, marketing, general and administration, and other expenses;
•Contract revenue;
•Operating results;
•Continued product revenue growth, specifically in connection with the growth in sales of our memory interface chips;
•International licenses, operations and expansion;
•Effects of changes in the economy and credit market on our industry and business;
•Effects of natural disasters, climate change, and extreme weather events on our supply chain;
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
•Effects of current and future uncertainty in the worldwide economy, including major central bank policies and worldwide changes in credit markets;
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
Overview
Rambus is an industry-leading provider of chips, silicon IP and innovations that address the fundamental challenges of accelerating data and enable critical performance improvements for data center and other growing markets. The ongoing growth of the cloud, along with the widespread advancement of artificial intelligence (“AI”) and other data-intensive workloads, continue to drive an exponential increase in data usage and demands on data infrastructure. Creating fast and safe connections, both in and across systems, remains one of the most mission-critical design challenges limiting performance in advanced hardware for these markets.
As an industry pioneer with over 30 years of advanced semiconductor design experience, Rambus is ideally positioned to address the challenges of moving and protecting data. We are a leader in high-performance memory subsystems, providing chips, intellectual property (“IP”) and innovations that maximize the performance and security in data-intensive systems. Whether in the cloud, at the edge or in your hand, real-time and immersive applications depend on data throughput and integrity. Rambus products and innovations deliver the increased bandwidth, capacity and security required to meet the world’s data needs and drive ever-greater end-user experiences.
Rambus offers a balanced and diverse portfolio of solutions across chips, silicon IP and patent licensing. The data center continues to be the Company’s primary focus market, demanding the highest performance and security, and represents greater than 75% of the revenue from Rambus chip and silicon IP sales. Driven by the continued growth of our memory interface chips, we produced record product revenue of $227.1 million in 2022, up 58% as compared to 2021. Silicon IP grew 30% as compared to 2021 driven by design wins at leading system on chip (“SoC”) customers. In addition, Rambus successfully closed and extended key patent licensing agreements, solidifying our foundation of sustained cash generation to fuel investment in our product and technology roadmaps and delivering consistent return of value to stockholders.
Memory Interface Chips
Made for high speed, reliability and power efficiency, Rambus DDR memory interface chips for server memory modules (e.g., RDIMMs) enable increased bandwidth and expanded capacity in enterprise and cloud servers. The Rambus portfolio includes DDR5 and DDR4 memory interface chipsets. Our leading-edge DDR5 chipset solution includes the Registering Clock Driver (“RCD”), Serial Presence Detect Hubs (“SPD Hub”) and Temperature Sensors (“TS”).
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
Silicon IP
Rambus Silicon IP includes interface and security IP solutions that move and protect data in advanced data center, government and automotive applications. Our Interface IP solutions feature both high-speed memory and chip-to-chip interconnect technologies, including physical interface (“PHY”) and digital controller IP, to offer industry-leading, integrated memory and interconnect subsystems. We offer one of the industry’s most comprehensive portfolios of security IP solutions, including crypto cores, hardware roots of trust, high-speed protocol engines and chip provisioning technologies.
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
Our patent licenses enable our customers to use specified portions of our portfolio of patented inventions in the customer’s own digital electronics products, systems or services. These licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed or variable, or a hybrid of fixed and variable royalty payments over certain periods ranging up to ten years. Leading semiconductor and electronic system companies such as AMD, Broadcom, Cisco, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, NVIDIA, Panasonic, Phison, Qualcomm, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, Winbond and Xilinx have licensed our patents for use in their own products.
Competition
The semiconductor industry is intensely competitive and is characterized by rapid technological change, short product life cycles, cyclical market patterns, price erosion, increasing foreign and domestic competition and market consolidation. Rambus competes with product offerings from various companies depending upon the particular Rambus product line. In the memory interface chip market, we compete with international semiconductor companies, including Renesas and Montage Technology. In the Silicon IP market, Rambus competes with the in-house design teams at our potential customers, as well as with third-party IP suppliers such as Cadence and Synopsys. Many of our competitors are larger and have better access to financial, technical, sales and marketing resources than we possess.
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
Research and Development
Building upon our foundation of core semiconductor technologies, our research priorities focus on innovation and patent development that differentiate our product offerings in the market and enhance the value of our patent portfolio. Key to our efforts is continuing to hire and retain world-class inventors, scientists and engineers to lead the development and deployment of inventions and technology solutions for our intended markets.
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
A significant number of our scientists and engineers spend all or a portion of their time on research and development. For the years ended December 31, 2022, 2021 and 2020, research and development expenses were $158.8 million, $135.7 million and $139.8 million, respectively. We expect to continue to invest substantial funds in research and development activities. In addition, because our customer agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract and other revenue.
Human Capital Resources
As of December 31, 2022, we had 765 employees, of which approximately 38% were in the United States and 62% in other global regions. Additionally, approximately 71% of our employees were engineers with the remaining employees in sales, general and administrative positions. None of our employees are covered by collective bargaining agreements.
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
The employment market in the United States can be competitive especially for technology companies in the San Francisco Bay Area and elsewhere. Our human capital resources objectives, as described above, help us retain and motivate our existing employees, advisors, and consultants, which is a key component of increasing stockholder value and the success of Rambus.
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
Intellectual Property
We maintain and support an active program to protect our IP, primarily through the filing of patent applications and the defense of issued patents against potential infringement. As of December 31, 2022, our technologies are covered by 2,392 U.S. and foreign patents, having expiration dates ranging from 2023 to 2041. Additionally, we have 615 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We believe our patented innovations provide our customers with the legal rights and licenses to use our inventions to achieve improved performance, greater cost-effectiveness and other technological benefits in their own products and services. We intend to continue our innovation efforts and allocate significant investment in our IP development programs.
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

Our Executive Officers
Information regarding our current executive officers and their ages and positions is contained in the table below. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There is no family relationship between any of our executive officers. Keith Jones served as our interim Chief Financial Officer from November 2021 until August 2022.

Name	Age	Position and Business Experience

Luc Seraphin	59
President & Chief Executive Officer. Mr. Seraphin has served as President & Chief Executive Officer since October 2018 and was interim Chief Executive Officer from June 2018 to October 2018. With over 30 years of experience managing global businesses, Mr. Seraphin brings the overall vision and leadership necessary to drive future growth for the company. Prior to this role, Mr. Seraphin was the Senior Vice President and General Manager of the Memory and Interface Division, leading the development of the company’s innovative memory architectures and high-speed serial link solutions. Mr. Seraphin also served as the Senior Vice President of Worldwide Sales and Operations where he oversaw sales, business development, customer support and operations across the various business units within Rambus.
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

Desmond Lynch	43
Chief Financial Officer. Mr. Lynch has served as Chief Financial Officer since August 2022, where he is responsible for the global finance organization, with responsibility for financial management, planning, tax, treasury, controls, and reporting. Previously, he served as the Vice President of Finance for Rambus.
Prior to joining Rambus, Mr. Lynch served as Vice President of Finance at Renesas Electronics, a leading global semiconductor company, where he was the head of U.S. finance. Mr. Lynch has extensive semiconductor experience, including financial leadership roles at Integrated Device Technology, Atmel, Knowles Corporation and National Semiconductor.
Mr. Lynch is a Chartered Accountant with the Institute of Chartered Accountants of Scotland and holds a bachelor’s degree in Accountancy and Finance from the University of Glasgow in Scotland.

Sean Fan	57
Senior Vice President, Chief Operating Officer. Mr. Fan has served as the Senior Vice President, Chief Operating Officer since August 2019.
Prior to Rambus, from March 2019 to June 2019, he served as Vice President and General Manager at Renesas Electronics Corporation, responsible for the datacenter business unit, a premier supplier of advanced semiconductor solutions. Prior to his role at Renesas, Mr. Fan was Senior Vice President and Corporate General Manager of the Computing and Communications Group at Integrated Device Technology, Inc. (“IDT”), a leading supplier of analog mixed-signal products including sensors, connectivity and wireless power, from May 2017 until March 2019 when IDT was acquired by Renesas Electronics Corporation. Mr. Fan joined IDT in 1999 and held various management roles at IDT, including Vice President and General Manager of the Computing and Communications Division, Vice President and General Manager of the Interface Connectivity Division, Vice President of China Operations, Vice President and General Manager of the Memory Interface Division, General Manager of Standard Product Operations, and Senior Director of Silicon Timing Solutions. Prior to joining IDT, Mr. Fan served in various engineering and management roles with Lucent Microelectronics, Mitel Semiconductor, and the National Lab of Telecom Research in China.

John Shinn	54	Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer. Mr. Shinn has served as the Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since February 2021 and as our Vice President, Deputy General Counsel since October 2016. Prior to Rambus, Mr. Shinn was Vice President and General Counsel at Toptal, LLC, a global remote company that provides a freelancing platform, connecting businesses with software engineers, designers, finance experts, product managers, and project managers, from February 2016 until October 2016, where he was responsible for all aspects of the corporate legal function, including corporate governance, regulatory compliance, commercial transactions, intellectual property matters and employment law. From February 2015 to January 2016, Mr. Shinn served as the Vice President of Legal at Tanium, Inc., an enterprise software company at the forefront of security and systems management, where he was responsible for all aspects of the company legal function, including commercial licensing, partnership and vendor contracts, new hire and employment matters, sales compensation plan design and corporate legal matters. Prior to February 2015, Mr. Shinn held the Sr. Director of Legal, Commercial Transactions at Brocade Communication Systems, Inc. Mr. Shinn has also worked in private practice with the law firm of Wilson Sonsini Goodrich & Rosati, advising high tech and emerging growth companies on technology transactions and mergers and acquisitions. Mr. Shinn began his legal career as a litigation attorney with a boutique intellectual property and securities litigation law firm in San Jose. Mr. Shinn is a member of the State Bar of California and received his J.D. from Santa Clara University and his bachelor’s degree in American and European History from Stanford University.

Item 1A.	Risk Factors
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
•Much of our revenue is concentrated in a few customers, and if we lose any of these customers through contract terminations or acquisitions, our revenue may decrease substantially.
•Some of our revenue is subject to the pricing policies of our customers over which we have no control.
•Our customers often require our products to undergo a lengthy and expensive qualification process which does not assure product sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, our business and operating results would suffer.
•Products that fail to meet their specifications or are defective could impose significant costs on us.
•If we do not keep pace with technological innovations or customers’ increasing technological requirements, we may not be able to enhance our existing products and our products may not be competitive, and our revenue and operating results may suffer.
•If our customers do not incorporate our technologies into their products, or if our customers’ products are not commercially successful, our business would suffer.
•Our products may not be successful in new markets.
•Our future revenue depends in meaningful part on sustaining or growing our licensing revenue and the failure to achieve such revenue would lead to a material decline in our results of operations.
•Our licensing cycle is lengthy and costly, and our marketing and licensing efforts may be unsuccessful.
•Some of our license agreements may convert from royalty generating to fully paid-up licenses at the expiration of their terms, or upon certain milestones, and we may not receive royalties after that time.
•Future revenue is difficult to predict for several reasons, and our failure to predict revenue or revenue trends accurately may result in our stock price declining.
•We may fail to meet our publicly announced guidance or other expectations about our business, which would likely cause our stock price to decline.
•A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.
•Weak global economic conditions may adversely affect demand for the products and services of our customers and could otherwise harm our business.
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
•If the manufacturing process for our products is disrupted by operational issues, natural disasters, or other events, our business, results of operations, or financial condition could be materially adversely affected.
•We rely on a number of third-party providers for data center hosting facilities, equipment, maintenance and other services, and the loss of, or problems with, one or more of these providers may impede our growth or cause us to lose customers.
•Our business and operations could suffer in the event of physical and cybersecurity breaches and incidents.
•Failures in our products and services or in the products of our customers, including those resulting from security vulnerabilities, defects, bugs or errors, could harm our business.
•We have in the past made and may in the future make acquisitions or enter into mergers, strategic investments, sales of assets, divestitures or other arrangements that may not produce expected operational benefits or operating and financial results.
•If we are unable to attract and retain qualified personnel globally, our business and operations could suffer.
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
•Third parties may claim that our products or services infringe on their intellectual property (“IP”) rights, exposing us to litigation that, regardless of merit, may be costly to defend.
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
Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, data centers, networks, tablets, handheld devices, mobile applications, gaming and graphics, high-definition televisions, cryptography and data security. The electronics industry is intensely competitive and has been impacted by rapid technological change, short product life cycles, cyclical market patterns, price erosion and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers’ products and the financial resources of such customers. In particular, DRAM manufacturers, which such customers make up a significant part of our revenue, are prone to significant business cycles and have suffered material losses and other adverse effects to their businesses, leading to industry consolidation from time-to-time that may result in loss of revenues under our existing license agreements or loss of target customers. As a result of ongoing competition in the industries in which we operate and volatility in various economies around the world, we may achieve reduced market share, a reduced number of licenses or may experience tightening of customers’ operating budgets, difficulty or inability of our customers to pay our licensing fees, reduction in downstream demand, lengthening of the approval process for new products and licenses and consolidation among our customers. All of these factors may adversely affect the demand for our products and technologies and may cause us to experience substantial fluctuations in our operating results and financial condition.
We face competition from semiconductor and digital electronics products and systems companies, and other semiconductor IP companies that provide security and memory interface cores that are available to the market. We believe some of the competition for our technologies may come from our prospective customers, some of which are internally evaluating and developing products based on technologies that they contend or may contend will not require a license from us. Many of these companies are larger and may have better access to financial, technical and other resources than we possess and may be able to develop and advance competitive products more effectively.
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
Much of our revenue is concentrated in a few customers, and if we lose any of these customers through contract terminations or acquisitions, our revenue may decrease substantially.
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 58%, 56% and 46% of our revenue for the years ended December 31, 2022, 2021 and 2020, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future. Our customers’ demand for our products may fluctuate due to factors beyond our control. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. A disruption in our relationship with any of our customers could adversely affect our business. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold or the demand for our products. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers, or any significant reduction in orders from, or a shift in product mix by, customers could have a material adverse effect on our on our operating results and financial condition.
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
Products that fail to meet their specifications or are defective could impose significant costs on us.
Products that do not meet their specifications or that contain, or are perceived by our customers to contain, defects could impose significant costs on us or otherwise materially adversely affect our operating results and financial condition. From time to time, we experience problems with nonconforming, defective, or incompatible products after we have shipped such products. In recent periods, we have further expanded our product offerings, which could potentially increase the chance that one or more of our products could fail to meet specifications in a particular application. Our products and technologies may be deemed fully or partially responsible for functionality in our customers’ products and may result in sharing or shifting of product or financial liability from our customers to us for costs incurred by the end user as a result of our customers’ products failing to perform as specified. In addition, if our products and technologies perform critical functions in our customers’ products or are used in high-risk consumer end products, such as automotive products, our potential liability may increase. We could be adversely affected in several ways, including the following:
•we may be required or agree to compensate customers for costs incurred or damages caused by defective or incompatible products and to replace products;
•we could incur a decrease in revenue or adjustment to pricing commensurate with the reimbursement of such costs or alleged damages;
•we may encounter adverse publicity, which could cause a decrease in sales of our products or harm our reputation or relationships with existing or potential customers; and
•our customers may reduce or cancel their orders with us or exclude us from further consideration as a supplier.
Any of the foregoing items could have a material adverse effect on our operating results and financial condition.
If we do not keep pace with technological innovations or customers’ increasing technological requirements, we may not be able to enhance our existing products and our products may not be competitive, and our revenue and operating results may suffer.
We operate in rapidly changing, highly competitive markets. Technological advances, the introduction of new products and new design techniques could adversely affect our business unless we are able to adapt to changing conditions. Technological advances could render our products and technologies less competitive or obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets. Therefore, we may be required to commit significant resources to enhancing and developing new technology, which may include purchasing or licensing advanced design tools and test equipment, hiring additional highly qualified engineering and other technical personnel, and continuing and expanding research and development activities on existing and potential technologies.
Our existing product offerings may present new and difficult challenges, and we may be subject to claims if customers of our offerings experience delays, failures, non-performance or other quality issues. In particular, we may experience difficulties with product design, qualification, manufacturing, including supply chain disruptions or shortages that might lead to an inability to meet customer demand, marketing or certification that could delay or prevent our development, introduction or marketing and sales of products. Although we intend to design our products to be fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances. Further, our products must be enhanced periodically to keep up with evolving system requirements. Our introduction of new products could reduce the demand and revenue of our older products or affect their pricing.
Our research and development efforts with respect to new technologies may not result in customer or market acceptance. Some or all of those technologies may not successfully make the transition from the research and development stage to cost-effective production as a result of technology problems, competitive cost issues, yield problems, and other factors. Even if we successfully complete a research and development effort with respect to a particular technology, our customers may decide not to introduce or may terminate products utilizing the technology for a variety of reasons, including difficulties with other suppliers of components for the products, superior technologies developed by our competitors and unfavorable comparisons of our products with these technologies, price considerations and lack of anticipated or actual market demand for the products.
Our business model continues to transform towards greater reliance on product revenue. Our memory interface chips resulted in meaningful growth in fiscal year 2022 and we anticipate our memory interface chips will contribute to continued growth in fiscal year 2023. If sales of our memory interface chips do not grow as anticipated, then our business could suffer as a result. Our business could be harmed if we are unable to develop and utilize new technologies that address the needs of our customers, or our competitors or customers develop and utilize new technologies more effectively or more quickly than we can. A transition by our customers to different business models could also result in reduced revenue. We cannot guarantee that we will be successful in keeping pace with all, or any, of the customer trends. Any investments made to enhance or develop new technologies that are not successful could have an adverse effect on our operating results and financial condition.
If our customers do not incorporate our technologies into their products, or if our customers’ products are not commercially successful, our business would suffer.
We sell our memory interface chips directly and indirectly to memory module manufacturers and OEMs worldwide for integration into server memory modules. We cannot be assured that our customer’s products will be commercially successful over time or at all as a result of factors beyond our control. If products incorporating our technologies are not commercially successful or experience rapid decline, our revenue and business will suffer. Further, we are continuing to expand into new segments and if our memory interface chips fail to achieve acceptance by customers in such segments, then our business could suffer as a result.
Our products may not be successful in new markets.
Various target markets for our products, such as AI, may develop slower than anticipated or could utilize competing technologies. The markets for some of these products depend in part upon the continued development and deployment of wireless and other technologies, which may or may not address the needs of the users of these products. We cannot predict the size or growth rate of these markets or the market share we will achieve or maintain in these markets in the future.
Our ability to generate significant revenue from new markets will depend on various factors, including the development and growth of these markets; the ability of our technologies and products to address the needs of these markets; the price and performance requirements of our customers, and the preferences of end users; and our ability to provide our customers with products that provide advantages compared with alternative products.
Our ongoing success in these markets will require us to offer better performance alternatives to other products at competitive costs. The failure of any of these target markets to develop as we expect, or our failure to serve these markets to a significant extent, will impede the sales growth of products incorporating our technology, which could harm our operating results.
Our future revenue depends in meaningful part on sustaining or growing our licensing revenue and the failure to achieve such revenue would lead to a material decline in our results of operations.
While our business model continues to transform towards greater reliance on product revenue, a large portion of our revenue consists of fees paid for access to our patented technologies, existing technology and other development and support services we provide to our customers. Our ability to secure and renew the licenses from which our revenues are derived depends on our customers adopting our technology and using it in the products they sell. If customers do not upgrade or enhance their product offerings to include such technologies, our revenue and operating results may be adversely affected. Once secured, license revenue may be negatively affected by factors within and outside our control, including reductions in our customers’ sales prices, sales volumes, our failure to timely complete engineering deliverables, and the actual terms of such licenses themselves. In addition, our licensing cycle for new licensees, as well as for renewals for existing licensees is lengthy, costly and unpredictable. We cannot provide any assurance that we will be successful in signing new license agreements or renewing existing license agreements on equal or favorable terms or at all. If we do not achieve our revenue goals, our results of operations could decline.
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
Some of our license agreements may convert from royalty generating to fully paid-up licenses at the expiration of their terms, or upon certain milestones, and we may not receive royalties after that time.
From time to time, we enter into license agreements that automatically convert from royalty generating arrangements to fully paid-up licenses under which the customer is no longer required to make payments for the licensed technology or IP upon expiration or upon reaching certain milestones. We may not receive further royalties from customers for any licensed technology under those agreements if they convert to fully paid-up licenses because such customers will be entitled to continue using some, if not all, of the relevant IP or technology under the terms of the license agreements without further payment, even if relevant patents or technologies are still in effect. If we cannot find another source of royalties to replace the royalties from these license agreements converting to fully paid-up licenses, our results of operations following such conversion could be adversely affected.
Future revenue is difficult to predict for several reasons, and our failure to predict revenue or revenue trends accurately may result in our stock price declining.
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
For the years ended December 31, 2022, 2021 and 2020, revenues received from our international customers constituted approximately 39%, 36% and 44%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
Trade-related government actions, whether implemented by the United States, China, European Union or other countries, that impose barriers or restrictions that would impact our ability to sell or ship products to certain customers may have a negative impact on our financial condition and results of operations. We cannot predict the actions government entities may take in this context and may be unable to quickly offset or effectively react to government actions that restrict our ability to sell to certain customers or in certain jurisdictions. Government actions that affect our customers’ ability to sell products or access critical elements of their supply chains may result in a decreased demand for their products, which may consequently reduce their demand for our products.
In addition, the U.S. government recently announced new controls affecting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing and supercomputing to China without an export license and added additional entities to restricted party lists. The Company currently has not been materially adversely impacted by these new restrictions.
We currently have international business and design operations in Canada, India, Finland, France, the Netherlands, and Bulgaria, and business development operations in China, Japan, South Korea, and Taiwan. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:
•hiring, maintaining and managing a workforce and facilities remotely and under various legal systems, including compliance with local labor and employment laws;
•non-compliance with our code of conduct or other corporate policies;
•compliance with and international laws involving international operations, including the Foreign Corrupt Practices Act of 1977, as amended, sanctions and anti-corruption laws, export and import laws, and similar rules and regulations;
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
•adverse tax treatment of revenue from international sources and changes to tax laws and regulations, including being subject to foreign tax laws and being liable for paying withholding, income or other taxes in foreign jurisdictions;
•longer payment cycles and greater difficulty in collecting accounts receivable;
•unanticipated changes in foreign government laws and regulations including imposition of bans on sales of goods or services to one or more of our significant foreign customers;
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
Weak global economic conditions may adversely affect demand for the products and services of our customers and could otherwise harm our business.
Our operations and performance depend significantly on worldwide economic conditions. Current and future uncertainty in the worldwide economy, due to inflation, geopolitics, major central bank policies including interest rate increases, public health crises, or other global factors could adversely affect our business. Adverse economic conditions could also affect demand for our products and our customers’ products. If our customers experience reduced demand or excess inventory as a result of global or regional economic conditions or otherwise, this could result in reduced royalty revenue and/or product sales and our business and results of operations could be harmed. Inflationary pressures and shortages have increased, and may continue to increase, costs for materials, supplies, and labor and could cause our expenses to increase at a rate faster than our product pricing to recover such increases which may result in a material adverse effect on our business, financial condition or results of operations.
Additionally, deterioration of conditions in worldwide credit markets could limit our ability to obtain external financing, if needed, to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of losses on our accounts receivable due to credit defaults. As a result, downturns in the worldwide economy could have a material adverse effect on our business, results of operations, or financial condition.
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
We rely on third parties for a variety of services, including our manufacturing supply chain partners and third parties within our sales and distribution channels. Some of these third parties are, and may be, our sole manufacturer or sole source of certain production materials and may be located in regions subject to geopolitical uncertainty (e.g., Taiwan). If we fail to manage our relationships with these manufacturers and suppliers effectively, or if they experience delays, disruptions, geopolitical changes, capacity constraints/allocation pressures or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in any of our manufacturers and suppliers’ financial or business condition could disrupt our ability to supply quality products to our customers. If we are required to change our manufacturers, we may lose revenue, incur increased costs and damage our end-customer relationships. In addition, qualifying a new manufacturer and commencing production can be an expensive and lengthy process. If our third-party manufacturers or suppliers are unable to provide us with adequate supplies of high-quality products for any other reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected. In the event these and other third parties we rely on fail to provide their services adequately, including as a result of errors in their systems, industry pressures or events beyond their control, or refuse to provide these services on terms acceptable to us, and we are not able to find suitable alternatives, our business may be materially and adversely affected. In addition, our orders may represent a relatively small percentage of the overall orders received by our manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority in the event our manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. If our manufacturers are unable to provide us with adequate supplies of high-quality products, or if we or our manufacturers are unable to obtain adequate quantities of components, it could cause a delay in our order fulfillment, in which case our business, operating results and financial condition could be adversely affected.
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
Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, IP theft, losses due to tampering, third-party vendor issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulations, potential tariffs or other trade restrictions, geopolitical uncertainty and related military actions, or other similar problems could limit or delay the supply of our products. Any interruption or delay in manufacturing or component supply, any increases in manufacturing or component costs, or the inability to obtain these services or components from alternate sources at acceptable prices and within a reasonable amount of time would harm our ability to provide our products to customers on a timely basis. This could harm our relationships with our customers, prevent us from acquiring new customers, and materially and adversely affect our business.
If the manufacturing and/or packaging process for our products is disrupted by operational issues, natural disasters, or other events, our business, results of operations, or financial condition could be materially adversely affected.
We rely on subcontractors to manufacture and package our products using highly complex processes that require technologically advanced equipment and continuous modification. Our subcontractors maintain operations and continuously implement new product and process technology at facilities which are dispersed in multiple locations in Asia. As a result of the necessary interdependence within our network of manufacturing and packaging facilities, an operational disruption at one of our or a subcontractor’s facilities may have a disproportionate impact on our ability to produce many of our products.
From time to time, there have been disruptions in our subcontractors’ operations as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components, or equipment failures. Our subcontractors have manufacturing and other operations in locations subject to natural disasters and possible climate changes, such as severe and variable weather and geological events resulting in increased costs, or disruptions to our manufacturing operations or those of our suppliers or customers. In addition, climate change may pose physical risks to our manufacturing facilities or our suppliers’ facilities, including increased extreme weather events that could result in supply delays or disruptions. Other events, including political or public health crises, such as an outbreak of contagious diseases like COVID-19 may also affect our subcontractors’ production capabilities.
If production is disrupted for any reason, manufacturing yields may be adversely affected, or we may be unable to meet our customers’ requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs, loss of revenue, or damage to customer relationships, any of which could have a material adverse effect on our business.
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
Certain software that we use in some of our products is licensed from third parties and, for that reason, may not be available to us in the future, which has the potential to delay product development and production or cause us to incur additional expense, which could materially adversely affect our business, financial condition, operating results and cash flow.
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
Risks Associated with Our Business Operations
Our business and operations could suffer in the event of physical and cybersecurity breaches and incidents.
Attempts by others to gain unauthorized access to and disrupt our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, may include covertly introducing malware to our computers and networks (or those of our customers) and impersonating authorized users, phishing attempts and other forms of social engineering, employee or contractor malfeasance, denial of service attacks and ransomware attacks, among others. We seek to detect and investigate all security incidents impacting our systems and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. We also utilize third-party service providers to host, transmit or otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications. Our customers also often have access to and host our confidential IP and business information on their own internal and directed third party systems. We, our customers, and/or our third-party service providers have faced and may continue to face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures and those of our customers may be subject to breaches or intrusions due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, including social engineering and employee and contractor error or malfeasance, especially as certain of our employees engage in work from home arrangements, and, as a result, an unauthorized party may obtain access to our systems, networks, or data, including IP and confidential business information of ourselves and our customers. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of our customers or of third parties that support us and our services. We and our service providers may face difficulties or delays in identifying or responding to any actual or perceived security breach or incident. The theft or other unauthorized acquisition of, unauthorized use or publication of, or access to our IP and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. In the event of any security breach or incident, including any breach or incident that results in inappropriate access to, or loss, corruption, unavailability, or unauthorized acquisition, disclosure or other processing of our or our customers’ confidential information or any personally-identifiable information we or our third-party service providers maintain, including that of our employees, we could suffer a loss of IP or loss of data, may be subject to claims, liability and proceedings, and may incur liability and otherwise suffer financial harm.
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
We prepare our financial statements in accordance with accounting principles generally accepted in the United States and these principles are subject to interpretation by the SEC, the Financial Accounting Standards Board (“FASB”) and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or application guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For instance, we adopted ASC 606, the Revenue Standard, effective for us on January 1, 2018, on a modified retrospective basis, with a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2018. The Revenue Standard materially impacted the timing of revenue recognition for our fixed-fee IP licensing arrangements (including certain fixed-fee agreements that license our existing IP portfolio, as well as IP added to our portfolio during the license term) as a majority of such revenue would be recognized at inception of the license term (as opposed to over time as is the case under prior U.S. GAAP). We have enhanced the form and content of some of our guidance metrics that we provide following implementation of the Revenue Standard. We expect that any change to current revenue recognition practices may significantly increase volatility in our quarterly revenue, financial results and trends, and may impact our stock price.
We have in the past made and may in the future make acquisitions or enter into mergers, strategic investments, sales of assets, divestitures or other arrangements that may not produce expected operational benefits or operating and financial results.
From time to time, we engage in acquisitions, strategic transactions, strategic investments, divestitures and potential discussions with respect thereto. For example, in 2019, we acquired Northwest Logic, Inc. (“Northwest Logic”) and the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure. Further, we acquired AnalogX Inc. (“AnalogX”) in July 2021, PLDA Group (“PLDA”) in August 2021, and Hardent, Inc. (“Hardent”) in May 2022. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, including if we are unable to close any pending acquisitions. For example, for any pending or completed acquisitions, we may discover unidentified issues not discovered in due diligence, and we may be subject to regulatory approvals or liabilities that are not covered by indemnification protection or become subject to litigation.
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
Additional risks related to our acquisitions or strategic investments include, but are not limited to:
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
If we are unable to attract and retain qualified personnel globally, our business and operations could suffer.
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
Our future success depends in large part upon the continued service and enhancement of our management team and our employees. If there are further changes in management, such changes could be disruptive and could negatively affect our sales, operations, culture, future recruiting efforts and strategic direction. Competition for qualified executives is intense, and if we are unable to compensate our key talent appropriately and continue expanding our management team, or successfully integrate new additions to our management team in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited or negatively impacted. In addition, changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business, processes and strategy. The loss of any of our key personnel, or our inability to attract, integrate and retain qualified employees who join us organically and through acquisitions, could require us to dedicate significant financial and other resources to such personnel matters, disrupt our operations and seriously harm our operations and business.
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

New epidemics, pandemics or outbreaks of novel diseases may arise at any time. The COVID-19 pandemic or other disease outbreak, may continue to adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may impact overall technology spending, adversely affecting demand for our products and impacting our operating results. Furthermore, such disruption in the global financial markets may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our liquidity.
We and our suppliers could be affected by laws and regulations enacted in response to concerns regarding climate change, conflict minerals, responsible sourcing practices, public health crises, contagious disease outbreaks, or other matters, which could limit the supply of our materials and/or increase the cost. Environmental regulations could limit our ability to procure or use certain chemicals or materials in our operations or products. In addition, disruptions in transportation lines could delay our receipt of materials.
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
If we are not able to comply with the requirements of the Sarbanes-Oxley Act or if we are unable to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to produce timely and accurate financial statements or guarantee that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting that impacted our consolidated financial statements and related disclosures as of and for the years ended December 31, 2020 and 2019, and revised our consolidated financial statements for the year ended December 31, 2018. While we believe this material weakness has been remediated, we cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses. Any failure of our internal control over financial reporting or disclosure controls and procedures could result in material misstatements of our consolidated financial statements, which could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.
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
Many countries and organizations, including the United States and the Organization for Economic Cooperation and Development, have proposed imposing or are in the process of adopting a 15% global minimum tax. Further, the United States has recently enacted the Inflation Reduction Act, which includes, among other changes, a 1% excise tax on certain stock repurchases and a 15% alternative minimum tax on adjusted financial statement income. If we are subject to additional tax liabilities, our financial performance may be adversely affected. In addition, many jurisdictions are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

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

We have in the past, and may in the future, become engaged in litigation stemming from our efforts to protect and enforce our patents and IP and make other claims, which could adversely affect our IP rights, distract our management and cause substantial expenses and declines in our revenue and stock price.
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
Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office (“USPTO”) and/or the European Patent Office (the “EPO”). Any re-examination or inter parties review proceedings may be initiated by the USPTO’s Patent Trial and Appeal Board (“PTAB”). The PTAB and the related former Board of Patent Appeals and Interferences have previously issued decisions in a few cases, finding some challenged claims of our patents to be valid, and others to be invalid. Decisions of the PTAB are subject to further USPTO proceedings and/or appeal to the Court of Appeals for the Federal Circuit. A final adverse decision, not subject to further review and/or appeal, could invalidate some or all of the challenged patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in any IP litigation. If a significant number of such patents are impaired, our ability to enforce or license our IP would be significantly weakened and could cause our revenue to decline substantially.
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
Litigation or other third-party claims of IP infringement could require us to expend substantial resources and could prevent us from developing or licensing our technology on a cost-effective basis.
Our research and development and product programs are in highly competitive fields in which numerous third parties have issued patents and patent applications with claims closely related to the subject matter of our programs. We and/or our customers, also may be named as a defendant in lawsuits claiming that our technology infringes upon the IP rights of third parties. As we develop additional products and technology, we may face claims of infringement of various patents and other IP rights by third parties. In the event of a third-party claim or a successful infringement action against us, we may be required to pay substantial damages, to stop developing and licensing our infringing technology, to develop non-infringing technology, and to obtain licenses, which could result in our paying substantial royalties or our granting of cross licenses to our technologies. We may not be able to obtain licenses from other parties at a reasonable cost, or at all, which could cause us to expend substantial resources, or result in delays in, or the cancellation of, new products. Moreover, customers and/or suppliers of our products may seek indemnification for alleged infringement of IP rights. We could be liable for direct and consequential damages and expenses including attorneys’ fees. A future obligation to indemnify our customers and/or suppliers may harm our business, financial condition and operating results.

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
In addition, our patents will continue to expire according to their terms, with expected expiration dates ranging from 2023 to 2041. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.
Our inability to protect the IP we create and own would cause our business to suffer.
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
Third parties may claim that our products or services infringe on their IP rights, exposing us to litigation that, regardless of merit, may be costly to defend.
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
Any dispute regarding our IP may require us to indemnify certain customers, the cost of which could severely hamper our business operations and financial condition.
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
We and certain of our current and former officers and directors, as well as our current auditors, have been subject to several stockholder derivative actions, securities fraud class actions and/or individual lawsuits filed in federal court. The complaints generally alleged that the defendants violated the federal and state securities laws and stated state law claims for fraud and breach of fiduciary duty. Although to date these complaints have either been settled or dismissed, the amount of time to resolve any future lawsuits is uncertain, and these matters could require significant management and financial resources. Unfavorable outcomes and significant judgments, settlements and legal expenses in litigation related to any future securities law claims could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our common stock.
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
•issuance of additional securities by us, including in acquisitions, or large cash payments, including in acquisitions; and
•changes in accounting pronouncements.
In addition, the stock market in general, and prices for companies in our industry in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. The trading price of our common stock may fluctuate widely due to various factors, including, but not limited to, actual or anticipated fluctuations in our financial condition and operating results, changes in financial forecasts or estimates by us or financial or other market estimates and ratings by securities and other analysts, changes in our capital structure, including issuance of additional debt or equity to the public, interest rate changes, regulatory changes, news regarding our products or products of our competitors, and broad market and industry fluctuations. While the trading price of our common stock has been trending upward, there is no guarantee that the trading price will continue to increase.
We have outstanding senior convertible notes in an aggregate principal amount totaling $10.4 million as of December 31, 2022. Because these notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of such notes. In addition, the existence of these notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.
Investors in our common stock may not realize any return on their investment in us and may lose some or all of their investment. Volatility in the trading price of our common stock could also result in the filing of securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.
We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our IP, and to meet other needs.
We have material indebtedness. In November 2017, we issued $172.5 million aggregate principal amount of our 2023 Notes, of which $10.4 million remains outstanding as of December 31, 2022. The degree to which we are leveraged could have negative consequences, including, but not limited to, the following:
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
Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows or obtain external financing in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are at any time unable to generate sufficient cash flows from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2022, we occupied offices in the leased facilities described below:

Number of Offices Under Lease	Location	Primary Use
4	United States
	San Jose, CA (Corporate Headquarters)	Executive and administrative offices, research and development, sales and marketing and service functions
	Agoura Hills, CA	Research and development
	Chapel Hill, NC	Research and development
	Hillsboro, OR	Research and development
2	Bulgaria
	Plovdiv	Research and development
	Sofia	Research and development
4	Canada
	Montreal	Research and development
	Toronto—University Ave	Research and development
	Toronto—Yonge Street	Research and development
	Vancouver	Research and development
1	Espoo, Finland	Research and development
1	France
	Aix-en-Provence	Research and development
	Marseille	Research and development
1	Bangalore, India	Administrative offices, research and development and service functions
2	The Netherlands
	Rotterdam	Research and development
	Vught	Research and development
1	Seoul, South Korea	Sales
1	Taipei, Taiwan	Research and development

Item 3.	Legal Proceedings
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
The graph below compares the cumulative five-year total return of holders of Rambus Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2017 to December 31, 2022.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Rambus Inc, the NASDAQ Composite Index and the RDG Semiconductor Composite Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Rambus Inc.
NASDAQ Composite
RDG Semiconductor Composite

Fiscal years ending:

	Base Period 12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Rambus Inc.	$100.00	$53.94	$96.87	$122.78	$206.68	$251.90
NASDAQ Composite	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
RDG Semiconductor Composite	$100.00	$90.09	$134.47	$195.30	$295.15	$184.29
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.

As of January 31, 2023, there were 481 holders of record of our common stock. Since many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
We have never paid or declared any cash dividends on our common stock or other securities.
Share Repurchase Programs
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
As part of the broader share repurchase program authorized by our Board on October 29, 2020, we entered into an accelerated share repurchase program with Deutsche Bank AG, London Branch as counterparty, through its agent Deutsche Bank Securities Inc. (“Deutsche Bank”) on November 11, 2020 (the “2020 ASR Program”), which was completed in the second quarter of 2021. Also in the second quarter of 2021, we entered into another accelerated share repurchase program with Deutsche Bank on June 15, 2021 (the “2021 ASR Program”), which was completed in the fourth quarter of 2021. In the third quarter of 2022, we entered into an accelerated share repurchase program with Wells Fargo Bank, National Association (“Wells Fargo”) on September 9, 2022 (the “2022 ASR Program”), which was completed in the fourth quarter of 2022.
After giving effect to the 2020, 2021 and 2022 ASR programs, detailed in the table below, there remained an outstanding authorization to repurchase approximately 9.7 million shares of our outstanding common stock under the 2020 Repurchase Program.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Cumulative shares repurchased as of December 31, 2021 (1) (2)	7,066,820	$21.23	7,066,820	12,933,180
September 1, 2022 - September 30, 2022(3)	3,132,341	$31.93	3,132,341	9,800,839
December 1, 2022 - December 31, 2022(3)	62,761	$31.93	62,761	9,738,078
Cumulative shares repurchased as of December 31, 2022	10,261,922		10,261,922
_________________________________________
(1)    In November 2020, we entered into the 2020 ASR Program with Deutsche Bank to repurchase an aggregate of $50.0 million of our common stock. We made an upfront payment of $50.0 million pursuant to the accelerated share repurchase program and received an initial delivery of 2.6 million shares which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the second quarter of 2021, the accelerated share repurchase program was completed and we received an additional 0.1 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program. The total shares of our common stock received and retired under the terms of the accelerated share repurchase program were 2.7 million, with an average price paid per share of $18.63. Refer to Note 15, “Stockholders’ Equity,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information.
(2)    In June 2021, we entered into the 2021 ASR Program with Deutsche Bank to repurchase an aggregate of $100.0 million of our common stock. We made an upfront payment of $100.0 million pursuant to the accelerated share repurchase program and received an initial delivery of 3.9 million shares which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the fourth quarter of 2021, the accelerated share repurchase program was completed and we received an additional 0.4 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program. The total shares of our common stock received and retired under the terms of the accelerated share repurchase program were 4.4 million, with an average price paid per share of $22.82. Refer to Note 15, “Stockholders’ Equity,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information.
(3)    In September 2022, we entered into the 2022 ASR Program with Wells Fargo to repurchase an aggregate of $100.0 million of our common stock. We made an upfront payment of $100.0 million pursuant to the accelerated share repurchase program and received an initial delivery of approximately 3.1 million shares, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the fourth quarter of 2022, the accelerated share repurchase program was completed and we received an additional 0.1 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program. The total shares of our common stock received and retired under the terms of the accelerated share repurchase program were 3.2 million, with an average price paid per share of $31.30. Refer to Note 15, “Stockholders’ Equity,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information.
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
Business Overview
Rambus is an industry-leading provider of chips, silicon IP and innovations that address the fundamental challenges of accelerating data and enable critical performance improvements for data center and other growing markets. The ongoing growth of the cloud, along with the widespread advancement of artificial intelligence (“AI”) and other data-intensive workloads, continue to drive an exponential increase in data usage and demands on data infrastructure. Creating fast and safe connections, both in and across systems, remains one of the most mission-critical design challenges limiting performance in advanced hardware for these markets.
As an industry pioneer with over 30 years of advanced semiconductor design experience, Rambus is ideally positioned to address the challenges of moving and protecting data. We are a leader in high-performance memory subsystems, providing chips, intellectual property (“IP”) and innovations that maximize the performance and security in data-intensive systems. Whether in the cloud, at the edge or in your hand, real-time and immersive applications depend on data throughput and integrity. Rambus products and innovations deliver the increased bandwidth, capacity and security required to meet the world’s data needs and drive ever-greater end-user experiences.
Our strategic objectives are focusing our product portfolio and research around our core strength in semiconductors, optimizing our operational efficiency, and leveraging our strong cash generation to re-invest for growth. We continue to maximize synergies across our businesses and customer base, leveraging the significant overlap in our ecosystem of customers, partners and influencers. The Rambus product and technology roadmap, as well as our go-to-market strategy, are driven by the application-specific requirements of our focus markets.

Executive Summary
The Company’s continued execution delivered strong results during fiscal year 2022, driven by continued demand in our memory interface chips, continued design wins in Silicon IP and continued stability from our royalties revenue.
Highlights from our annual results for the year ended December 31, 2022 were as follows:
•Revenue of $454.8 million;
•Operating expenses of $270.3 million;
•Diluted net loss per share of $0.13; and
•Net cash provided by operating activities of $230.4 million.
We produced record product revenue of $227.1 million in 2022, up 58% as compared to 2021, which was primarily driven by our memory interface chips. In addition, our cash provided by operating activities for 2022 was $230.4 million, which was a record for the Company and up 10% as compared to 2021.
Operational Highlights
Revenue Sources
The Company’s consolidated revenue is comprised of product revenue, contract and other revenue and royalties.
Product revenue consists primarily of memory interface chips and is an increasingly growing part of our business. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 50%, 44% and 46% of our consolidated revenue for the years ended December 31, 2022, 2021 and 2020, respectively.
Royalty revenue is derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in term up to ten years and define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Broadcom, Cisco, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, NVIDIA, Panasonic, Phison, Qualcomm, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, Winbond and Xilinx have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Revenues from royalties accounted for 31%, 42% and 34% of our consolidated revenue for the years ended December 31, 2022, 2021 and 2020, respectively.
Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 19%, 14% and 19% of our consolidated revenue for the years ended December 31, 2022, 2021 and 2020, respectively.
Costs and Expenses
Cost of product revenue for 2022 increased approximately $39.6 million to $89.0 million from $49.4 million as compared to 2021, primarily due to increases in sales volumes of our memory interface chips.
Cost of contract and other revenue remained flat at $4.7 million for the year ended December 31, 2022 as compared to 2021.
Research and development expenses continue to play a key role in our efforts to maintain product innovations. Our research and development expenses for 2022 increased approximately $23.1 million, primarily due to increased headcount-related expenses of $8.3 million, engineering development tool costs of $3.4 million, stock-based compensation expense of $2.9 million, consulting costs of $2.5 million, prototyping costs of $2.0 million, bonus accrual expense of $1.9 million, depreciation expense of $1.0 million and allocated information technology costs of $0.6 million, offset by a decrease in facilities costs of $1.3 million and retention bonus expense related to acquisitions of $0.7 million.

Sales, general and administrative expenses for 2022 increased approximately $15.7 million, primarily due to increased stock-based compensation expense of $5.0 million, headcount-related expenses of $3.4 million, facilities costs of $2.0 million, bonus accrual expense of $1.8 million, acquisition-related costs (including retention bonus expense) of $1.8 million, travel expenses of $0.9 million and general legal fees of $0.7 million, offset by decreases in legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters in 2021 and allocated information technology costs of $0.6 million.
Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory and SerDes technology, adoption of security solutions, the use and adoption of our inventions or technologies generally, industry consolidation, and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers represented 58% of our revenue for 2022 as compared to 56% in 2021 and 46% in 2020. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation, and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for 39% in 2022 as compared to 36% in 2021 and 44% in 2020. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.
The royalties we receive from our semiconductor customers are partly a function of the adoption of our technologies by system companies. Many system companies purchase semiconductors containing our technologies from our customers and do not have a direct contractual relationship with us. Our customers generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. Several of our licensees have renewed or extended their license agreements with us during the year ended December 31, 2022, including Samsung, MediaTek, Phison and Qualcomm.
As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisitions that are aligned with our core business and designed to supplement our growth, including the 2022 acquisition of Hardent and the 2021 acquisitions of AnalogX and PLDA. Similarly, we evaluate our current businesses and technologies that are not aligned with our core business for potential divestiture. We expect to continue to evaluate and potentially enter into strategic acquisitions or divestitures which may adversely impact our business and operating results.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our consolidated statements of operations:

	Years Ended December 31,
	2022	2021	2020
Revenue:
Product revenue	50.0%	43.9%	46.3%
Royalties	30.7%	41.6%	34.3%
Contract and other revenue	19.3%	14.5%	19.4%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	19.6%	15.0%	15.3%
Cost of contract and other revenue	1.0%	1.5%	2.3%
Amortization of acquired intangible assets	3.1%	4.9%	7.1%
Total cost of revenue	23.7%	21.4%	24.7%
Gross profit	76.3%	78.6%	75.3%
Operating expenses:
Research and development	34.9%	41.3%	56.8%
Sales, general and administrative	23.4%	27.8%	35.0%
Amortization of acquired intangible assets	0.4%	0.4%	0.4%
Restructuring and other charges	—%	0.1%	1.7%
Change in fair value of earn-out liability	0.7%	1.6%	(0.7)%
Total operating expenses	59.4%	71.2%	93.2%
Operating income (loss)	16.9%	7.4%	(17.9)%
Interest income and other income (expense), net	1.7%	3.0%	7.3%
Gain on fair value of equity security	0.8%	—%	—%
Loss on extinguishment of debt	(18.4)%	—%	—%
Loss on fair value adjustment of derivatives, net	(2.3)%	—%	—%
Interest expense	(0.4)%	(3.3)%	(4.2)%
Interest and other income (expense), net	(18.6)%	(0.3)%	3.1%
Income (loss) before income taxes	(1.7)%	7.1%	(14.8)%
Provision for income taxes	1.4%	1.5%	1.6%
Net income (loss)	(3.1)%	5.6%	(16.4)%

	Years Ended December 31,			2021 to 2022	2020 to 2021
(Dollars in millions)	2022	2021	2020	Change	Change
Total Revenue
Product revenue	$227.1	$143.9	$114.0	57.8%	26.3%
Royalties	139.8	136.7	84.6	2.3%	61.7%
Contract and other revenue	87.9	47.7	47.7	84.4%	(0.2)%
Total revenue	$454.8	$328.3	$246.3	38.5%	33.3%
Product Revenue
Product revenue consists of revenue from the sale of memory and security products.
Product revenue increased approximately $83.2 million to $227.1 million for the year ended December 31, 2022 from $143.9 million for 2021. The increase was due to continued market share gains of our memory interface chips.

Product revenue increased approximately $29.9 million to $143.9 million for the year ended December 31, 2021 from $114.0 million for 2020. The increase was due to continued market share gains of our memory interface chips.
We believe that product revenue will continue to increase in 2023 as compared to 2022, mainly from the sale of our memory interface chips. However, our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers, and our ability to meet our customers’ demands.
Royalties
Royalty revenue, which includes patent and technology license royalties, increased approximately $3.1 million to $139.8 million for the year ended December 31, 2022 from $136.7 million for 2021. The increase was primarily due to the timing and structure of license renewals.
Royalty revenue increased approximately $52.1 million to $136.7 million for the year ended December 31, 2021 from $84.6 million for 2020. The increase was primarily due to the timing and structure of license renewals.
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
Contract and other revenue increased approximately $40.2 million to $87.9 million for the year ended December 31, 2022 from $47.7 million for 2021. The increase was primarily due to higher revenue associated with our Silicon IP offerings.

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
Cost of Product Revenue

	Years Ended December 31,			2021 to 2022	2020 to 2021
(Dollars in millions)	2022	2021	2020	Change	Change
Cost of product revenue	$89.0	$49.4	$37.7	80.1%	30.9%
Cost of product revenue are costs attributable to the sale of memory and security products.
For the year ended December 31, 2022 as compared to 2021, cost of product revenue increased approximately $39.6 million, primarily due to increases in sales volumes of our memory interface chips.
For the year ended December 31, 2021 as compared to 2020, cost of product revenue increased approximately $11.7 million, primarily due to increases in sales volumes of our memory interface chips.
In the near term, we expect costs of product revenue to continue to be higher as we expect higher sales of our various products in 2023 as compared to 2022.
Cost of Contract and Other Revenue

	Years Ended December 31,			2021 to 2022	2020 to 2021
(Dollars in millions)	2022	2021	2020	Change	Change
Cost of contract and other revenue	$4.7	$4.7	$5.6	(1.9)%	(15.8)%
Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services.
For the year ended December 31, 2022 as compared to 2021, cost of contract and other revenue remained flat.

For the year ended December 31, 2021 as compared to 2020, cost of contract and other revenue decreased approximately $0.9 million due to lower engineering services associated with the contracts.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.
Research and Development Expenses

	Years Ended December 31,			2021 to 2022	2020 to 2021
(Dollars in millions)	2022	2021	2020	Change	Change
Research and development expenses
Research and development expenses	$145.3	$125.1	$129.8	16.2%	(3.6)%
Stock-based compensation	13.5	10.6	10.0	27.2%	5.7%
Total research and development expenses	$158.8	$135.7	$139.8	17.0%	(3.0)%
Research and development expenses are those expenses incurred for the development of applicable technologies.
For the year ended December 31, 2022 as compared to 2021, total research and development expenses increased approximately $23.1 million, primarily due to increased headcount-related expenses of $8.3 million, engineering development tool costs of $3.4 million, stock-based compensation expense of $2.9 million, consulting costs of $2.5 million, prototyping costs of $2.0 million, bonus accrual expense of $1.9 million, depreciation expense of $1.0 million and allocated information technology costs of $0.6 million, offset by a decrease in facilities costs of $1.3 million and retention bonus expense related to acquisitions of $0.7 million.
For the year ended December 31, 2021 as compared to 2020, total research and development expenses decreased approximately $4.1 million, primarily due to decreased engineering development tool costs of $3.6 million, headcount-related expenses of $1.7 million, retention bonus expense related to acquisitions of $1.1 million, allocated information technology costs of $0.8 million, facilities costs of $0.7 million and prototyping costs of $0.6 million, offset by an increase in engineering costs allocated to cost of revenue of $1.9 million, consulting costs of $1.8 million and stock-based compensation expense of $0.6 million.
In the near term, we expect research and development expenses to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, General and Administrative Expenses

	Years Ended December 31,			2021 to 2022	2020 to 2021
(Dollars in millions)	2022	2021	2020	Change	Change
Sales, general and administrative expenses
Sales, general and administrative expenses	$85.2	$74.5	$70.7	14.3%	5.4%
Stock-based compensation	21.5	16.5	15.7	30.3%	4.9%
Total sales, general and administrative expenses	$106.7	$91.0	$86.4	17.2%	5.3%
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
For the year ended December 31, 2022 as compared to 2021, total sales, general and administrative costs increased approximately $15.7 million, primarily due to increased stock-based compensation expense of $5.0 million, headcount-related expenses of $3.4 million, facilities costs of $2.0 million, bonus accrual expense of $1.8 million, acquisition-related costs (including retention bonus expense) of $1.8 million, travel expenses of $0.9 million and general legal fees of $0.7 million, offset by decreases in legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters in 2021 and allocated information technology costs of $0.6 million.

For the year ended December 31, 2021 as compared to 2020, total sales, general and administrative costs increased approximately $4.6 million, primarily due to increased consulting, legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters during the first quarter of 2021, acquisition-related costs (including retention bonus expense) of $1.8 million, allocated information technology costs of $0.8 million, stock-based compensation expense of $0.8 million and recruiting expenses of $0.6 million, offset by decreased facilities costs of $2.2 million, other consulting costs of $0.6 million and sales and marketing costs of $0.6 million.
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
Amortization of Acquired Intangible Assets

	Years Ended December 31,			2021 to 2022	2020 to 2021
(Dollars in millions)	2022	2021	2020	Change	Change
Amortization of acquired intangible assets
Amortization of acquired intangible assets included in total cost of revenue	$13.9	$16.2	$17.4	(14.2)%	(6.4)%
Amortization of acquired intangible assets included in total operating expenses	1.7	1.2	1.0	36.5%	15.6%
Total amortization of acquired intangible assets	$15.6	$17.4	$18.4	(10.6)%	(5.1)%
Amortization expense is related to various acquired IP.
For the year ended December 31, 2022 as compared to 2021, total amortization of acquired intangible assets decreased approximately $1.8 million, primarily due to certain intangible assets being fully amortized, partially offset by additional amortization from intangible assets acquired in 2022.
For the year ended December 31, 2021 as compared to 2020, total amortization of acquired intangible assets decreased approximately $1.0 million, primarily due to certain intangible assets being fully amortized, offset by additional amortization from intangible assets acquired as part of the acquisitions of AnalogX and PLDA in 2021.
Restructuring and Other Charges

	Years Ended December 31,			2021 to 2022	2020 to 2021
(Dollars in millions)	2022	2021	2020	Change	Change
Restructuring and other charges	$—	$0.4	$4.1	100.0%	NM*
_____________________________________
*    NM — percentage is not meaningful
In November 2020, we initiated a restructuring plan to reduce overall expenses to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2020 Restructuring Plan”). As a result, we recorded a charge of $3.3 million, primarily related to headcount costs. The 2020 Restructuring Plan was completed in 2021.
Refer to Note 17, “Restructuring and Other Charges,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information.
Change in Fair Value of Earn-Out Liability

	Years Ended December 31,			2021 to 2022	2020 to 2021
(Dollars in millions)	2022	2021	2020	Change	Change
Change in fair value of earn-out liability	$3.1	$5.3	$(1.8)	(41.3)%	NM*
_____________________________________
*    NM — percentage is not meaningful
For the years ended December 31, 2022 and 2021, the change in the fair value of the earn-out liability related to the 2021 acquisition of PLDA, which is subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition.

During the year ended December 31, 2022, the first-year earn-out target was achieved, and the fair value relating to the remaining two years of the earn-out period were remeasured. As a result of these adjustments, we recorded a net loss of $3.1 million on our consolidated statements of operations.
During the fourth quarter of 2021, we remeasured the fair value of the earn-out liability related to the acquisition of PLDA, which resulted in an additional expense of $5.3 million on our consolidated statements of operations.
During 2020, we recorded a full reduction in the fair value of the earn-out liability related to the 2019 asset purchase agreement to acquire the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure, since the specified performance milestones were not met for calendar year 2020, which resulted in a gain on our consolidated statements of operations.
Interest and Other Income (Expense), Net

	Years Ended December 31,			2021 to 2022	2020 to 2021
(Dollars in millions)	2022	2021	2020	Change	Change
Interest income and other income (expense), net	$7.8	$9.7	$17.8	(20.0)%	(45.6)%
Gain on fair value of equity security	3.5	—	—	100.0%	—%
Loss on extinguishment of debt	(83.6)	—	—	100.0%	—%
Loss on fair value adjustment of derivatives, net	(10.6)	—	—	100.0%	—%
Interest expense	(1.9)	(10.7)	(10.3)	(82.5)%	3.5%
Interest and other income (expense), net	$(84.8)	$(1.0)	$7.5	NM*	(113.2)%
_____________________________________
*    NM — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of interest income of $5.6 million, $9.3 million, and $14.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, due to the significant financing component of licensing agreements. Interest income and other income (expense), net, also includes any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
Gain on fair value of equity security was $3.5 million in 2022 and related to the sale of an equity security with an immaterial carrying value on our Consolidated Statement of Operations of this 10-K.
The $83.6 million loss on extinguishment of debt and the $10.6 million loss on fair value adjustment of derivatives, net, related to the repurchases of $162.1 million aggregate principal amount of our 1.375% Convertible Senior Notes due 2023 (the “2023 Notes”) during the first and third quarters of 2022 and the settlement of the related convertible senior note hedges and warrants in the same periods.
Interest expense for all periods disclosed consists primarily of interest expense associated with the non-cash interest expense related to the amortization of the debt issuance costs on the 2023 Notes, as well as the coupon interest related to these notes. Prior to the adoption of ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”) on January 1, 2022, interest expense also included the non-cash interest expense related to the amortization of the debt discount.
For the year ended December 31, 2022 as compared to 2021, interest expense decreased approximately $8.8 million, primarily due to the partial repurchases of the 2023 Notes in the first and third quarters of 2022 and the adoption of ASU 2020-06 on January 1, 2022. For the year ended December 31, 2021 as compared to 2020, interest expense remained relatively flat.
Refer to Note 3, “Recent Accounting Pronouncements,” and Note 12, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information on the adoption of ASU 2020-06 and the partial repurchases of the convertible notes, respectively.
Provision for Income Taxes

	Years Ended December 31,			2021 to 2022	2020 to 2021
(Dollars in millions)	2022	2021	2020	Change	Change
Provision for income taxes	$6.5	$5.0	$3.9	31%	25.9%
Effective tax rate	(82.9)%	21.3%	(10.8)%

Our effective tax rate for the year ended December 31, 2022 differed from the U.S. statutory rate primarily due to the foreign-derived intangible income deduction, acquisition indebtedness, and certain capitalized research expenditures, partially offset by the change in the valuation allowance against U.S. deferred tax assets. Our effective tax rate for the year ended December 31, 2021 differed from the U.S. statutory rate primarily due to the foreign-derived intangible income deduction and certain capitalized research expenditures, partially offset by the change in the valuation allowance against U.S. deferred tax assets.
We recorded a provision for income taxes of $6.5 million for the year ended December 31, 2022, which was primarily comprised of taxes on foreign earnings, withholding tax expense and tax expense from the amortization of indefinite-lived intangibles. For the year ended December 31, 2022, we paid withholding taxes of $21.1 million. We recorded a provision for incomes taxes of $5.0 million for the year ended December 31, 2021, which was primarily comprised of taxes on foreign earnings, withholding tax expense, tax expense from the amortization of indefinite-lived intangibles and an increase in the valuation allowance on California deferred tax assets. For the year ended December 31, 2021, we paid withholding taxes of $20.4 million.
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
Liquidity and Capital Resources

(In millions)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$125.3	$107.9
Marketable securities	187.9	377.7
Total cash, cash equivalents, and marketable securities	$313.2	$485.6

	Years Ended December 31,
(In millions)	2022	2021	2020
Net cash provided by operating activities	$230.4	$209.2	$185.5
Net cash provided by (used in) investing activities	$152.0	$(115.7)	$(97.6)
Net cash used in financing activities	$(362.9)	$(114.2)	$(61.2)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the year ended December 31, 2022 were funded primarily from cash collected from our customers.
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
To provide us with more flexibility in returning capital to our stockholders, on October 29, 2020, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by our Board in January 2015 and canceled the remaining shares outstanding as part of the previous authorization. During the years ended December 31, 2022 and 2021, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed below.
On November 11, 2020, we entered into an accelerated share repurchase program with Deutsche Bank AG, London Branch as counterparty, through its agent Deutsche Bank Securities Inc. (“Deutsche Bank”) (the “2020 ASR Program”). The 2020 ASR Program was part of the share repurchase program previously authorized by our Board on October 29, 2020. Under the 2020 ASR Program, we pre-paid to Deutsche Bank the $50.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 2.6 million shares of our common stock from Deutsche Bank in the fourth quarter of 2020, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the second quarter of 2021, the accelerated share repurchase program was completed and we received an additional 0.1 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program.
On June 15, 2021, we entered into an accelerated share repurchase program with Deutsche Bank (the “2021 ASR Program”). The 2021 ASR Program was part of the share repurchase program previously authorized by our Board on October 29, 2020. Under the 2021 ASR Program, we pre-paid to Deutsche Bank the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.9 million shares of our common stock from Deutsche Bank in the second quarter of 2021, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the fourth quarter of 2021, the accelerated share repurchase program was completed and we received an additional 0.4 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program.
On September 9, 2022, we entered into an accelerated share repurchase program with Wells Fargo Bank, National Association (“Wells Fargo”) (the “2022 ASR Program”). The 2022 ASR Program was part of the share repurchase program previously authorized by our Board on October 29, 2020. Under the 2022 ASR Program, we pre-paid to Wells Fargo the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.1 million shares of our common stock from Wells Fargo in the third quarter of 2022, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the fourth quarter of 2022, the accelerated share repurchase program was completed and we received an additional 0.1 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program.
As of December 31, 2022, there remained an outstanding authorization to repurchase approximately 9.7 million shares of our outstanding common stock under the 2020 Repurchase Program. Refer to “Share Repurchase Program” below.
Operating Activities
Cash provided by operating activities of $230.4 million for the year ended December 31, 2022 was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2022, primarily included a decrease in unbilled receivables and an increase in accounts payable, offset by decreases in income taxes payable, operating lease liabilities and deferred revenue, as well as increases in accrued salaries and benefits and other liabilities, inventories, accounts receivable and prepaids and other current assets.
Cash provided by operating activities of $209.2 million for the year ended December 31, 2021 was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2021 primarily included decreases in unbilled receivables, inventories, prepaids and other current assets and increases in accounts payable and deferred revenue, offset by increases in accounts receivable, as well as decreases in income taxes payable, accrued salaries and benefits and other liabilities, and operating lease liabilities.
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
Investing Activities
Cash provided by investing activities of $152.0 million for the year ended December 31, 2022 consisted of proceeds from the sale and maturities of available-for-sale marketable securities of $276.7 million and $59.6 million, respectively, and proceeds from the sale of an equity security of $3.0 million, offset by purchases of available-for-sale marketable securities of

$150.9 million, $17.5 million paid to acquire property, plant and equipment, the acquisition of Hardent for $16.1 million, net of cash acquired of $0.2 million, and the acquisition of intangible assets for $3.0 million.
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
Financing Activities
Cash used in financing activities of $362.9 million for the year ended December 31, 2022 was primarily due to $258.1 million paid in connection with the partial repurchases of our 2023 Notes in the first and third quarters of 2022, an aggregate payment of $100.4 million as part of our 2022 ASR program (includes $0.4 million in fees related to the 2022 ASR program), $69.5 million paid in connection with the settlement of warrants associated with the partial repurchases of our 2023 Notes, $18.4 million in payments of taxes on restricted stock units and $14.4 million paid under installment payment arrangements to acquire fixed assets, offset by proceeds of $91.7 million from the settlement of senior convertible note hedges associated with the partial repurchases of our 2023 Notes and $6.1 million in proceeds from the issuance of common stock under equity incentive plans.
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
Contractual Obligations
As of December 31, 2022, our material contractual obligations were as follows:

(In thousands)	Total	2023	2024	2025	2026	2027
Contractual obligations (1) (2)
Other contractual obligations	$3,800	$3,200	$600	$—	$—	$—
Software licenses (3)	42,929	18,394	16,452	8,083	—	—
Acquisition retention bonuses (4)	5,364	2,507	2,507	350	—	—
Convertible notes (5)	10,381	10,381	—	—	—	—
Interest payments related to convertible notes	71	71	—	—	—	—
Total	$62,545	$34,553	$19,559	$8,433	$—	$—
______________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $20.9 million including $19.6 million recorded as a reduction of long-term deferred tax assets and $1.3 million in long-term income taxes payable, as of December 31, 2022. As noted in Note 18, “Income Taxes,” of Notes to Consolidated Financial Statements of this Form 10-K, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.
(2)    For our lease commitments as of December 31, 2022, refer to Note 10, “Leases,” of Notes to Consolidated Financial Statements of this Form 10-K.

(3)    We have commitments with various software vendors for agreements generally having terms longer than one year. During the second and fourth quarters of 2022, we renewed certain software license agreements for engineering development tools, which are included in the table above. As of December 31, 2022, approximately $15.6 million of the fair value of the software licenses was included in other current liabilities and $22.2 million was included in other long-term liabilities, in the accompanying Consolidated Balance Sheet of this Form 10-K.
(4)    In connection with the acquisition of Northwest Logic in the third quarter of 2019, the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure, in the fourth quarter of 2019, the acquisitions of AnalogX and PLDA in the third quarter of 2021, and the acquisition of Hardent in the second quarter of 2022, we are obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions, including the condition of employment.
(5)    On November 17, 2017, we entered into an Indenture with U.S. Bank, National Association, as trustee, relating to the issuance by us of $172.5 million aggregate principal amount of the 2023 Notes. During 2022, we repurchased $162.1 million aggregate principal amount of our 2023 Notes. Refer to Note 12, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information.
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
On September 9, 2022, we entered into the 2022 ASR Program with Wells Fargo. The 2022 ASR Program was part of the share repurchase program previously authorized by our Board on October 29, 2020. Under the 2022 ASR Program, we pre-paid to Wells Fargo the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.1 million shares of our common stock from Wells Fargo in the third quarter of 2022, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the fourth quarter of 2022, the accelerated share repurchase program was completed and we received an additional 0.1 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program.
As of December 31, 2022, there remained an outstanding authorization to repurchase approximately 9.7 million shares of our outstanding common stock under the 2020 Repurchase Program.
We record share repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the year ended December 31, 2022, the cumulative price of $90.1 million was recorded as an increase to accumulated deficit.

Warrants
In connection with the 2023 Notes, we separately entered into privately negotiated warrant transactions, whereby we sold warrants (the “Warrants”) to certain bank counterparties (the “Counterparties”) to acquire, collectively, subject to anti-dilution adjustments, approximately 9.1 million shares of our common stock at an initial strike price of approximately $23.30 per share, which represents a premium of 60% over the last reported sale price of our common stock of $14.56 on November 14, 2017. We received aggregate proceeds of approximately $23.2 million from the sale of the Warrants to the Counterparties. The Warrants are separate transactions and are not part of the 2023 Notes or the privately negotiated convertible note hedge transactions we entered into in November 2017 in connection with the 2023 Notes (“Convertible Note Hedge Transactions”). The holders of the 2023 Notes and Convertible Note Hedge Transactions will not have any rights with respect to the Warrants.
In connection with the partial repurchase of our 2023 Notes in the first quarter of 2022, we entered into agreements with the Counterparties to retire the corresponding portions of warrants we had previously entered into with the Counterparties in connection with the issuance of the 2023 Notes. Upon settlement, we paid $55.1 million in cash for the retirement of the proportionate amount of Warrants during the first quarter of 2022.
In connection with the partial repurchase of our 2023 Notes in the third quarter of 2022, we entered into agreements with the Counterparties to retire the corresponding portions of warrants we had previously entered into with the Counterparties in connection with the issuance of the 2023 Notes. Upon settlement, we paid $14.4 million in cash for the retirement of the proportionate amount of Warrants during the third quarter of 2022.
Refer to Note 12, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information.
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
Revenue Recognition
Overview
We recognize revenue upon transfer of control of promised goods and services in an amount that reflects the consideration we expect to receive in exchange for those goods and services. Goods and services that are distinct are accounted for as separate performance obligations.
Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling price basis. We have established standalone selling prices for all of our distinct offerings - specifically, the same pricing methodology is consistently applied to all licensing arrangements; all services offerings are priced within tightly controlled bands and all contracts that include support and maintenance state a renewal rate or price that is systematically enforced.
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

To date, none of these accruals have been material. We transact with direct customers primarily pursuant to standard purchase orders for delivery of products and generally allow customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment date.
Royalty Revenue
Our patent and technology licensing arrangements generally range between one year and ten years in duration and generally grant the licensee the right to use our entire IP portfolio as it evolves over time. These arrangements do not typically grant the licensee the right to terminate for convenience and where such rights exist, termination is prospective, with no refund of fees already paid or cancellation of fees already incurred by the licensee. There is no interdependency or interrelation between the IP included in the portfolio licensed upon contract inception and any IP subsequently made available to the licensee, and we would be able to fulfill our promises by transferring the portfolio and the additional IP use rights independently. However, the numbers of additions to, and removals from the portfolio (for example when a patent expires and renewal is not granted to us) in any given period have historically been relatively consistent; as such, we do not allocate the transaction price between the rights granted at contract inception and those subsequently granted over time as a function of these additions.
Patent and technology licensing arrangements result in fixed payments received over time, with guaranteed minimum payments on occasion, variable payments calculated based on the licensee’s sale or use of the IP, or a mix of fixed and variable payments.
•For fixed-fee arrangements (including arrangements that include minimum guaranteed amounts), we recognize revenue upon control over the underlying IP use right transferring to the licensee, net of the effect of significant financing components calculated using customer-specific, risk-adjusted lending rates ranging between 5% and 10%, with the related interest income being recognized over time on an effective rate basis. Where a licensee has the contractual right to terminate a fixed-fee arrangement for convenience without any substantive penalty payable upon such termination, we only recognize revenue on contracts in which the parties have present enforceable rights and obligations and that are due and payable.
•For variable arrangements, we recognize revenue based on an estimate of the licensee’s sale or usage of the IP during the period of reference, typically quarterly, with a true-up recorded, if required, when we receive the actual royalty report from the licensee.
•We recognize license renewal revenue at the beginning of the renewal period.
Contract and Other Revenue
Contract and other revenue consists of software license fees and engineering fees associated with integration of our technology solutions into our customers’ products, and support and maintenance.
An initial software arrangement generally consists of a term-based or perpetual license, significant software customization services and support and maintenance services that include post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. We recognize license and customization services revenue at a point in time when final delivery is made or based on an over time model, depending on nature and amount of customization. For the over time model, we recognize revenue over time by measuring the progress toward complete satisfaction of that performance obligation. We measure progress using an input method. We recognize revenue over time based on such progress measurement for each reporting period. Due to the nature of the work performed in these arrangements, the estimation of the over time model is complex and involves significant judgment. The key factor reviewed by us to estimate costs to complete each contract is the estimated man-months necessary to complete the project.
We recognize support and maintenance revenue over time.
Significant Judgments
Historically, no significant judgment has generally been required in determining the amount and timing of revenue from our contracts with customers, except for the following:
•There is significant judgment by us in determining the estimated man-months necessary for completing development and customization services. We have adequate tools and controls in place, and substantial experience and expertise in timely and accurately tracking man-months incurred in completing customization and other professional services, and quantifying significant changes in estimates.
Key estimates used in recognizing revenue predominantly consist of the following:

•For contract revenue where we recognize revenue over time, the key factor reviewed by us to estimate costs to complete each contract is the estimated man-months necessary to complete the project.
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
•We recognize revenue on variable fee licensing arrangements on the basis of sales and usage which we are required to estimate prior to receiving the final related reports from our customers.
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
As of December 31, 2022, our consolidated balance sheet included net deferred tax assets, before valuation allowance, of approximately $180.0 million, which consists of net operating loss carryovers, tax credit carryovers, capitalized research, amortization, employee stock-based compensation expenses, certain liabilities and certain assets. As of December 31, 2022, we have a valuation allowance of $201.9 million, resulting in net deferred tax liabilities of $21.9 million.
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
The accounting guidance for share-based payments requires the measurement and recognition of compensation expense in our statement of operations for all share-based payment awards made to our employees, directors and consultants including employee stock options, nonvested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, the accounting guidance for share-based payments requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow. Our forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting. The accounting guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Refer to Note 14, “ Equity Incentive Plans and Stock-Based Compensation,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding the valuation of stock-based compensation.
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
Recent Accounting Pronouncements
Refer to Note 3, “Recent Accounting Pronouncements,” of Notes to Consolidated Financial Statements of this Form 10-K for a discussion of recent accounting pronouncements, including the respective expected dates of adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, primarily arising from the effect of interest rate fluctuations on our investment portfolio. Interest rate fluctuation may arise from changes in the market’s view of the quality of the security issuer, the overall economic outlook, and the time to maturity of our portfolio. We mitigate this risk by investing only in high quality, highly liquid instruments. Securities with original maturities of one year or less must be rated by two of the three industry standard rating agencies as follows: A1 by Standard & Poor’s, P1 by Moody’s and/or F-1 by Fitch. Securities with original maturities of greater than one year must be rated by two of the following industry standard rating agencies as follows: AA- by Standard & Poor’s, Aa3 by Moody’s and/or AA- by Fitch. By corporate investment policy, we limit the amount of exposure to $15.0 million or 10% of the portfolio, whichever is lower, for any single non-U.S. Government issuer. A single U.S. Agency can represent up to 25% of the portfolio. No more than 20% of the total portfolio may be invested in the securities of an industry sector, with money market fund investments evaluated separately. Our policy requires that at least 10% of the portfolio be in securities with a maturity of 90 days or less. We may make investments in U.S. Treasuries, U.S. Agencies and corporate bonds with maturities up to 36 months. However, the bias of our investment portfolio is shorter maturities. All investments must be U.S. dollar denominated. Additionally, we have no significant exposure to European sovereign debt.
We invest our cash equivalents and marketable securities in a variety of U.S. dollar financial instruments such as U.S. Treasuries, U.S. Government Agencies, commercial paper and corporate notes. Our policy specifically prohibits trading securities for the sole purposes of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss, similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of December 31, 2022, we had an investment portfolio of fixed income marketable securities of $218.5 million, including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of December 31, 2022, the fair value of the portfolio would decline by approximately $1.1 million. Actual results may differ materially from this sensitivity analysis.
The fair value of our outstanding convertible notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the convertible notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. All outstanding convertible notes were retired as of February 1, 2023.
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in France, the Netherlands and the United Kingdom, design centers in Canada, India, Bulgaria and Finland and small business development offices in Australia, China, Japan, South Korea and Taiwan. We monitor our foreign currency exposure; however, we believe our foreign currency exposure is not material as of December 31, 2022.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.

Item 11.	Executive Compensation
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rambus Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rambus Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt in 2022.

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

Critical Audit Matter

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

Revenue Recognition – License and Customization Services Revenue

As described in Note 2 to the consolidated financial statements, the Company recognizes license and customization services revenue based on an over time model, measured using the input method. License and customization services revenue is reported as part of contract and other revenue, and was $5 million for the year ended December 31, 2022. Due to the nature of the work performed in these arrangements, the estimation of the over time model is complex and involves significant judgment. The key factor reviewed by management to estimate costs to complete each contract is the estimated man-months necessary to complete the project. The principal considerations for our determination that performing procedures relating to revenue recognition for license and customization services revenue is a critical audit matter are (i) the significant judgment by management in determining the estimated man-months necessary for contract completion for each contract, and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s estimate of man-months necessary to complete each project. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s license and customization services revenue recognition process, including controls over management’s determination of the estimate of man-months necessary to complete each contract. These procedures also included, among others, for a sample of contracts, testing management’s process for determining the estimate of man-months. Evaluating the reasonableness of management’s assumption related to the estimate of man-months involved (i) performing a comparison of the estimated man-months to completed projects of similar size and (ii) evaluating the timely identification of circumstances which may warrant a modification to a previous cost estimate, including an assessment of total man-months.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 24, 2023

We have served as the Company’s auditor since 1991.

RAMBUS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except shares and per share amounts)	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$125,334	$107,891
Marketable securities	187,892	377,718
Accounts receivable	55,368	44,065
Unbilled receivables	125,698	135,608
Inventories	20,900	8,482
Prepaids and other current assets	12,022	10,600
Total current assets	527,214	684,364
Intangible assets, net	50,880	58,420
Goodwill	292,040	278,810
Property, plant and equipment, net	86,255	56,035
Operating lease right-of-use assets	24,143	23,712
Deferred tax assets	3,031	4,047
Unbilled receivables	25,222	123,018
Other assets	3,809	4,240
Total assets	$1,012,594	$1,232,646
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,815	$11,279
Accrued salaries and benefits	20,502	20,945
Convertible notes	10,378	163,687
Deferred revenue	23,861	24,755
Income taxes payable	18,137	20,607
Operating lease liabilities	5,024	5,992
Other current liabilities	23,992	20,002
Total current liabilities	126,709	267,267
Long-term operating lease liabilities	29,079	29,099
Long-term income taxes payable	5,892	21,424
Deferred tax liabilities	24,964	23,985
Other long-term liabilities	46,653	28,475
Total liabilities	233,297	370,250
Commitments and contingencies (Notes 10, 13 and 19)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: $5,000,000 shares; Issued and outstanding: no shares at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 107,610,356 shares at December 31, 2022 and 109,292,235 shares at December 31, 2021	108	109
Additional paid in capital	1,297,408	1,298,966
Accumulated deficit	(513,256)	(435,227)
Accumulated other comprehensive loss	(4,963)	(1,452)
Total stockholders’ equity	779,297	862,396
Total liabilities and stockholders’ equity	$1,012,594	$1,232,646
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share amounts)	2022	2021	2020

Revenue:
Product revenue	$227,068	$143,935	$113,996
Royalties	139,816	136,706	84,560
Contract and other revenue	87,909	47,663	47,766
Total revenue	454,793	328,304	246,322
Cost of revenue:
Cost of product revenue	88,976	49,397	37,749
Cost of contract and other revenue	4,668	4,756	5,647
Amortization of acquired intangible assets	13,935	16,241	17,352
Total cost of revenue	107,579	70,394	60,748
Gross profit	347,214	257,910	185,574
Operating expenses:
Research and development	158,769	135,678	139,837
Sales, general and administrative	106,718	91,057	86,441
Amortization of acquired intangible assets	1,674	1,226	1,061
Restructuring and other charges	—	368	4,089
Change in fair value of earn-out liability	3,111	5,300	(1,800)
Total operating expenses	270,272	233,629	229,628
Operating income (loss)	76,942	24,281	(44,054)
Interest income and other income (expense), net	7,771	9,711	17,855
Gain on sale of equity security	3,547	—	—
Loss on extinguishment of debt	(83,626)	—	—
Loss on fair value adjustment of derivatives, net	(10,585)	—	—
Interest expense	(1,874)	(10,706)	(10,340)
Interest and other income (expense), net	(84,767)	(995)	7,515
Income (loss) before income taxes	(7,825)	23,286	(36,539)
Provision for income taxes	6,485	4,952	3,932
Net income (loss)	$(14,310)	$18,334	$(40,471)
Net income (loss) per share:
Basic	$(0.13)	$0.17	$(0.36)
Diluted	$(0.13)	$0.16	$(0.36)
Weighted-average shares used in per share calculations:
Basic	109,472	110,538	113,254
Diluted	109,472	114,865	113,254

Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In thousands)	2022	2021	2020

Net income (loss)	$(14,310)	$18,334	$(40,471)
Other comprehensive income (loss):
Foreign currency translation adjustment	(958)	(366)	24
Unrealized loss on marketable securities, net of tax	(2,553)	(1,005)	(13)
Total comprehensive income (loss)	$(17,821)	$16,963	$(40,460)
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Common Stock
(In thousands)	Shares	Amount				Total

Balances at December 31, 2019	112,131	$112	$1,261,142	$(285,789)	$(92)	$975,373
Net loss	—	—	—	(40,471)	—	(40,471)
Foreign currency translation adjustment	—	—	—	—	24	24
Unrealized loss on marketable securities, net of tax	—	—	—	—	(13)	(13)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	2,183	3	2,081	—	—	2,084
Repurchase and retirement of common stock under repurchase program	(2,616)	(3)	(18,575)	(31,491)	—	(50,069)
Stock-based compensation	—	—	25,778	—	—	25,778
Balances at December 31, 2020	111,698	112	1,270,426	(357,751)	(81)	912,706
Net income	—	—	—	18,334	—	18,334
Foreign currency translation adjustment	—	—	—	—	(366)	(366)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(1,005)	(1,005)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,745	1	(1,657)	—	—	(1,656)
Issuance of common stock due to PLDA Group (“PLDA”) acquisition	300	—	6,978	—	—	6,978
Repurchase and retirement of common stock under repurchase program	(4,451)	(4)	(4,267)	(95,810)	—	(100,081)
Stock-based compensation	—	—	27,486	—	—	27,486
Balances at December 31, 2021	109,292	109	1,298,966	(435,227)	(1,452)	862,396
Net loss	—	—	—	(14,310)	—	(14,310)
Foreign currency translation adjustment	—	—	—	—	(958)	(958)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(2,553)	(2,553)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,513	2	(12,279)	—	—	(12,277)
Repurchase and retirement of common stock under repurchase program	(3,195)	(3)	(10,278)	(90,140)	—	(100,421)
Stock-based compensation	—	—	35,552	—	—	35,552
Retirement of convertible senior note hedges	—	—	78,415	—	—	78,415
Retirement of warrants	—	—	(58,423)	—	—	(58,423)
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(34,545)	26,421	—	(8,124)
Balances at December 31, 2022	107,610	$108	$1,297,408	$(513,256)	$(4,963)	$779,297

Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2022	2021	2020

Cash flows from operating activities:
Net income (loss)	$(14,310)	$18,334	$(40,471)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	35,552	27,486	25,778
Depreciation	31,517	26,810	29,773
Amortization of intangible assets	15,610	17,467	18,413
Non-cash interest expense and amortization of convertible debt issuance costs	207	7,656	7,243
Loss on extinguishment of debt	83,626	—	—
Loss on fair value adjustment of derivatives, net	10,585	—	—
Deferred income taxes	689	1,522	624
Gain on sale of equity security	(3,547)	—	—
Loss on equity investment	1,276	1,071	747
Realized loss from sale of marketable securities	1,138	—	—
Change in fair value of earn-out liability	3,111	5,300	(1,800)
Gain on disposal of property, plant and equipment	(1)	(82)	(77)
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(9,274)	(13,521)	16,136
Unbilled receivables	107,945	118,452	156,202
Prepaid expenses and other assets	(707)	6,663	2,057
Inventories	(12,702)	6,109	(4,380)
Accounts payable	11,975	2,195	(2,176)
Accrued salaries and benefits and other liabilities	(4,745)	(1,642)	3,353
Income taxes payable	(19,279)	(25,309)	(17,852)
Deferred revenue	(1,354)	15,496	(1,486)
Operating lease liabilities	(6,919)	(4,790)	(6,625)
Net cash provided by operating activities	230,393	209,217	185,459
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,478)	(13,792)	(29,728)
Acquisition of intangible assets	(3,000)	—	—
Purchases of marketable securities	(150,949)	(567,947)	(909,852)
Maturities of marketable securities	59,642	336,154	817,834
Proceeds from sale of marketable securities	276,687	227,045	25,304
Settlement of working capital adjustment from disposal of business	—	—	(1,131)
Proceeds from sale of equity security	3,009	—	—
Acquisition of businesses, net of cash acquired	(15,932)	(97,115)	—
Net cash provided by (used in) investing activities	151,979	(115,655)	(97,573)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	6,136	8,957	11,487
Payments of taxes on restricted stock units	(18,413)	(10,613)	(9,403)
Payments under installment payment arrangements	(14,378)	(12,472)	(13,201)
Repurchase of convertible senior notes	(258,060)	—	—
Proceeds from retirement of convertible senior note hedges	91,729	—	—
Payments for retirement of warrants	(69,528)	—	—
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	(100,421)	(100,081)	(50,069)
Net cash used in financing activities	(362,935)	(114,209)	(61,186)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,007)	(413)	106
Net increase (decrease) in cash, cash equivalents and restricted cash	17,430	(21,060)	26,806
Cash, cash equivalents and restricted cash at beginning of year	108,264	129,324	102,518
Cash, cash equivalents and restricted cash at end of year	$125,694	$108,264	$129,324

	Years Ended December 31,
(In thousands)	2022	2021	2020

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,525	$2,372	$2,372
Income taxes, net of refunds	$25,275	$22,839	$21,312
Non-cash investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$39,035	$12,935	$20,952
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$5,931	$—	$—
Common stock issued pursuant to acquisition	$—	$6,978	$—

	As of December 31,
(In thousands)	2022	2021	2020

Reconciliation of the cash, cash equivalents and restricted cash balances as shown on the consolidated statement of cash flows:
Cash and cash equivalents	$125,334	$107,891	$128,967
Restricted cash	360	373	357
Cash, cash equivalents and restricted cash	$125,694	$108,264	$129,324
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
Rambus produces products and innovations that address the fundamental challenges of accelerating data. The Company makes industry-leading chips and intellectual property (“IP”) that enable critical performance improvements for data center and other growing markets. The ongoing shift to the cloud, along with the widespread advancement of artificial intelligence (“AI”) across the data center, edge and Internet of Things (“IoT”) end points, has led to exponential growth in data usage and tremendous demands on data infrastructure. Creating fast and safe connections, both in and across systems, remains one of the most mission-critical design challenges limiting performance in advanced hardware for these markets.
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
Revenue Recognition
The Company recognizes revenue upon transfer of control of promised goods and services in an amount that reflects the consideration it expects to receive in exchange for those goods and services. Goods and services that are distinct are accounted for as separate performance obligations.
Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling price basis. The Company has established standalone selling prices for all of its distinct offerings - specifically, the same pricing methodology is consistently applied to all licensing arrangements; all services offerings are priced within tightly controlled bands and all contracts that include support and maintenance state a renewal rate or price that is systematically enforced.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Product Revenue
Product revenue is recognized upon shipment of product to customers, net of accruals for estimated sales returns and allowances, and to distributors, net of accruals for price protection and rights of return on products unsold by the distributors. To date, none of these accruals have been material. The Company transacts with direct customers primarily pursuant to standard purchase orders for delivery of products and generally allows customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment date.
Royalty Revenue
Rambus’ patent and technology licensing arrangements generally range between one year and ten years in duration and generally grant the licensee the right to use the Company’s entire IP portfolio as it evolves over time. These arrangements do not typically grant the licensee the right to terminate for convenience and where such rights exist, termination is prospective, with no refund of fees already paid or cancellation of fees already incurred by the licensee. There is no interdependency or interrelation between the IP included in the portfolio licensed upon contract inception and any IP subsequently made available to the licensee, and the Company would be able to fulfill its promises by transferring the portfolio and the additional IP use rights independently. However, the numbers of additions to, and removals from the portfolio (for example when a patent expires and renewal is not granted to the Company) in any given period have historically been relatively consistent; as such, the Company does not allocate the transaction price between the rights granted at contract inception and those subsequently granted over time as a function of these additions.
Patent and technology licensing arrangements result in fixed payments received over time, with guaranteed minimum payments on occasion, variable payments calculated based on the licensee’s sale or use of the IP, or a mix of fixed and variable payments.
•For fixed-fee arrangements (including arrangements that include minimum guaranteed amounts), the Company recognizes revenue upon control over the underlying IP use right transferring to the licensee, net of the effect of significant financing components calculated using customer-specific, risk-adjusted lending rates ranging between 5% and 10%, with the related interest income recognized over time on an effective rate basis. Where a licensee has the contractual right to terminate a fixed-fee arrangement for convenience without any substantive penalty payable upon such termination, the Company applies the guidance in Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers in Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”) to the duration of the contract in which the parties have present enforceable rights and obligations and only recognizes revenue for amounts that are due and payable.
•For variable arrangements, the Company recognizes revenue based on an estimate of the licensee’s sale or usage of the IP during the period of reference, typically quarterly, with a true-up recorded, if required, when the Company receives the actual royalty report from the licensee.
•The Company recognizes license renewal revenue at the beginning of the renewal period.
Contract and Other Revenue
Contract and other revenue consists of software license fees and engineering fees associated with integration of the Company’s technology solutions into its customers’ products, and support and maintenance.
An initial software arrangement generally consists of a term-based or perpetual license, significant software customization services and support and maintenance services that include post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. The Company recognizes license and customization services revenue at a point in time when final delivery is made or based on an over time model, depending on the nature and amount of customization. For the over time model, the Company recognizes revenue over time by measuring the progress toward complete satisfaction of that performance obligation. The Company measures progress using an input method. License and customization services revenue recognized over time, which is reported as part of contract and other revenue, was approximately $5.0 million for the year ended December 31, 2022. Due to the nature of the work performed in these arrangements, the estimation of the over time model is complex and involves significant judgment. The key factor reviewed by management to estimate costs to complete each contract is the estimated man-months necessary to complete the project.
The Company recognizes support and maintenance revenue over time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Significant Judgments
Historically, no significant judgment has generally been required in determining the amount and timing of revenue from the Company’s contracts with customers, except for the following:
•There is significant judgment by management in determining the estimated man-months necessary for completing development and customization services. The Company has adequate tools and controls in place, and substantial experience and expertise in timely and accurately tracking man-months incurred in completing customization and other professional services, and quantifying significant changes in estimates.
Key estimates used in recognizing revenue predominantly consist of the following:
•For contract revenue where the Company recognizes revenue over time, the key factor reviewed by management to estimate costs to complete each contract is the estimated man-months necessary to complete the project.
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
•The Company recognizes revenue on variable fee licensing arrangements on the basis of sales and usage which the Company is required to estimate prior to receiving the final related reports from its customers.
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
Leases
The Company leases office space, domestically and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one year and eight years. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheets. The Company does not have any finance leases. The Company determines if an arrangement is a lease, or contains a lease, at inception. The Company assesses all relevant facts and circumstances in making the determination of the existence of a lease. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments, and uses the implicit rate when readily determinable. Many of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company does not separate non-lease components from lease components. Operating lease costs are included in research and development and selling, general and administrative costs on the statement of operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company performed its annual goodwill impairment analysis as of December 31, 2022 and determined that there was no impairment of its goodwill. For the years ended December 31, 2021 and 2020, the Company did not recognize any goodwill impairment charges.
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
Acquired indefinite-lived intangible assets related to the Company’s in-process research and development (“IPR&D”) are capitalized and subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company makes a separate determination of the useful life of the acquired indefinite-lived intangible assets and the related amortization is recorded as an expense over the estimated useful life of the specific projects. Indefinite-lived intangible assets are subject to at least an annual assessment for impairment, applying a fair-value based test. The Company first performs a qualitative assessment to determine whether it is more likely than not (more than 50 percent likelihood) that the indefinite-lived intangible assets are impaired. If after assessing the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, the Company determines that it is more likely than not that the indefinite-lived intangible assets are impaired, then the Company performs a quantitative impairment test by comparing the fair value of the intangible assets with its carrying amount. The Company measures fair value of the indefinite-lived intangible assets under the income approach based on a projected cash flow method using a discount rate determined by its management which is commensurate with the risk inherent in its current business model. The Company’s discounted cash flow projections are based on its annual financial forecasts developed internally by management for use in managing its business. If the fair value of the indefinite-lived intangible assets exceeds its carrying value, the indefinite-lived intangible assets are not impaired and no further testing is required. If the implied fair value of the indefinite-lived intangible assets is less than the carrying value, the difference is recorded as an impairment loss.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property, Plant and Equipment
Property, plant and equipment include computer software, computer equipment, leasehold improvements, machinery, and furniture and fixtures. Computer software, computer equipment, machinery, and furniture and fixtures are stated at cost and generally depreciated on a straight-line basis over an estimated useful life of three years, three years, seven years, and three years, respectively. Refer to Note 11, “Balance Sheet Details,” for additional information. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in the results from operations.
Definite-Lived Asset Impairment
The Company evaluates definite-lived assets (including property, plant and equipment and intangible assets) for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset group and its eventual disposition. The Company’s estimates of future cash flows attributable to its asset groups require significant judgment based on its historical and anticipated results and are subject to many factors. Factors that the Company considers important which could trigger an impairment review include significant negative industry or economic trends, significant loss of clients, and significant changes in the manner of its use of the acquired assets or the strategy for its overall business.
When the Company determines that the carrying value of the asset groups may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by the Company to be commensurate with the risk inherent in the Company’s current business model. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. The impairment charge is recorded to reduce the pre-impairment carrying amount of the assets based on the relative carrying amount of those assets, though not to reduce the carrying amount of an asset below its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of the assets. During 2022, 2021 and 2020, the Company did not recognize any impairment of its definite-lived and indefinite-lived assets.
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
The Company determines compensation expense associated with restricted stock units based on the fair value of its common stock on the date of grant. The Company determines compensation expense associated with stock options based on the estimated grant-date fair value method using the Black-Scholes Merton (“BSM”) valuation model. The Company generally recognizes compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors, as well as trends of actual option forfeitures.

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
Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government-sponsored obligations, commercial paper, corporate notes and bonds, and money market funds that mature within three years. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses are recorded on the specific identification method and are included in interest and other income, net. The Company reviews its investments in marketable securities for possible other than temporary impairments on a regular basis. If any loss on investment is believed to be a credit loss, a charge will be recognized in operations. In evaluating whether a credit loss on a debt security has occurred, the Company considers the following factors: 1) the Company’s intent to sell the security, 2) if the Company intends to hold the security, whether or not it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis and 3) even if the Company intends to hold the security, whether or not the Company expects the security to recover the entire amortized cost basis. Due to the high credit quality and short-term nature of the Company’s investments, there have been no material credit losses recorded to date. The classification of funds between short-term and long-term is based on whether the securities are available for use in operations or other purposes.
Fair Value of Financial Instruments
The fair value measurement statement defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires that fair value measurement be classified and disclosed in one of the following three categories:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company uses unadjusted quotes to determine fair value. The financial assets in Level 1 include money market funds.
Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. The Company uses observable pricing inputs including benchmark yields, reported trades, and broker/dealer quotes. The financial assets in Level 2 include U.S. government bonds and notes, corporate notes, and commercial paper.
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
The Company does not have any financial assets or liabilities in Level 3 as of December 31, 2022 and 2021, except for the Company’s liability for the earn-out consideration related to the PLDA acquisition. The Company has classified this liability within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. Refer to Note 20, “Acquisitions,” for additional information.
The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities as of December 31, 2022 and 2021.
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
Computation of Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted-average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units, and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method, or the if-converted method for the in-the-money conversion benefit feature of the 2023 Notes. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.
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
Credit Concentration
As of December 31, 2022 and 2021, the Company’s cash, cash equivalents and marketable securities were invested with various financial institutions in the form of corporate notes, bonds and commercial paper, money market funds, U.S. Treasuries and U.S. Government Agencies. The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high credit issuers and, by investment policy, attempts to limit the amount of credit exposure to any one issuer. As stated in the Company’s investment policy, it will ensure the safety and preservation of the Company’s invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk from these assets. The Company holds cash, cash equivalents and marketable securities in excess of federally insured limits.
The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to enable portfolio liquidity.
The Company’s note hedge transactions, entered into in connection with the 1.375% convertible senior notes due 2023 (the “2023 Notes”), expose the Company to credit risk to the extent that its counterparties may be unable to meet the terms of the transactions. The Company mitigates this risk by limiting its counterparties to major financial institutions. Refer to Note 12, “Convertible Notes,” for additional information.
The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Refer to Note 7, “Segments and Major Customers,” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s unbilled receivables are collected from customers located in the U.S. and internationally. Refer to Note 4, “Revenue Recognition,” for additional information.
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
Business Combinations
The Company accounts for acquisitions of businesses using the purchase method of accounting, which requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded on the consolidated statements of operations.
Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date including the Company’s estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies where applicable. Although, the Company believes the assumptions and estimates made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. On May 20, 2022, the Company completed the acquisition of Hardent, Inc. and applied judgment in estimating the fair value of the intangible assets from the acquisition. This involved the use of assumptions related to revenue growth rates and discount rates for the existing technology acquired, and the use of assumptions related to cost of labor to recreate the intangible assets for the customer contracts and contract relationships acquired. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
4. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of December 31, 2022.
The Company’s contract balances were as follows:

	As of December 31,
(In thousands)	2022	2021
Unbilled receivables	$150,920	$258,626
Deferred revenue	25,421	26,198
During the years ended December 31, 2022 and December 31, 2021, the Company recognized $23.6 million and $10.2 million, respectively, of revenue that was included in the contract balances as of December 31, 2021 and December 31, 2020, respectively.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $28.8 million as of December 31, 2022, which the Company primarily expects to recognize over the next 2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted income (loss) per share:

	For the Years Ended December 31,
(In thousands, except per share amounts)	2022	2021	2020
Net income (loss) per share:
Numerator:
Net income (loss)	$(14,310)	$18,334	$(40,471)
Denominator:
Weighted-average common shares outstanding - basic	109,472	110,538	113,254
Effect of potential dilutive common shares	—	4,327	—
Weighted-average common shares outstanding - diluted	109,472	114,865	113,254
Basic net income (loss) per share	$(0.13)	$0.17	$(0.36)
Diluted net income (loss) per share	$(0.13)	$0.16	$(0.36)
The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to the Company’s common stockholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	For the Years Ended December 31,
(In thousands)	2022	2020
Stock options	282	227
Restricted stock units	2,361	2,067
Potentially issuable shares related to the in-the-money conversion benefit feature of convertible notes	175	—
Contingently issuable ESPP shares	—	12
Total	2,818	2,306
The potentially dilutive securities during the year ended December 31, 2021 were immaterial.
The shares in the table above do not include the par amount of the Company’s 2023 Notes. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $18.93 per share is payable in cash, shares of the Company’s common stock or a combination of both. The Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion of the notes. The Company’s intent is to settle the principal amount of the notes in cash upon conversion. As a result, upon conversion of the notes, only the amounts payable in excess of the principal amounts of the notes are considered in diluted earnings per share under the treasury stock method. During the year ended December 31, 2021, the Company’s stock price exceeded the 2023 Notes’ conversion price of $18.93 per share, therefore approximately 1.4 million shares were included in the weighted-average dilutive shares. Refer to Note 12, “Convertible Notes,” for additional information.
As a result of the Company’s adoption of ASU No. 2020-06 on January 1, 2022, the dilutive impact of the 2023 Notes on the calculation of diluted net income (loss) per share is considered using the if-converted method. Furthermore, because the principal amount of the 2023 Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the 2023 Notes. For periods prior to the Company’s January 1, 2022 adoption of ASU No. 2020-06, the Company applied the treasury stock method to account for the dilutive impact of the 2023 Notes for diluted net income (loss) per share purposes. As noted in ASU No. 2020-06, for convertible instruments where the principal is required to be paid in cash, the results of applying the if-converted method are similar to the results of applying the historical treasury stock method. Therefore, even though the Company is required to apply the if-converted method upon adoption of ASU No. 2020-06, there is no impact to its earnings per share calculation. Under the if-converted method, the cumulative dilutive effect of the 2023 Notes would be approximately 0.5 million shares, if the shares had been dilutive. Refer to Note 12, “Convertible Notes,” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the years ended December 31, 2022 and December 31, 2021:

(In thousands)	December 31, 2021	Addition to Goodwill (1)	Adjustments to Goodwill (2)	Effect of Exchange Rates (3)	December 31, 2022
Total goodwill	$278,810	$12,069	$1,013	$148	$292,040
______________________________________
(1)    In May 2022, the Company acquired Hardent, Inc. (“Hardent”), which resulted in the Company recognizing additional goodwill. Refer to Note 20, “Acquisitions,” for additional information.
(2)    The adjustments to goodwill primarily include a correction of an immaterial error related to an understatement in other current liabilities that originated from the acquisition of AnalogX Inc. (“AnalogX”) in 2021 and working capital adjustments from the acquisition of Hardent.
(3)    Effect of exchange rates relates to foreign currency translation adjustments for the period.

	As of December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$313,810	$(21,770)	$292,040

(In thousands)	December 31, 2020	Additions to Goodwill (1)	December 31, 2021
Total goodwill	$183,222	$95,588	$278,810
______________________________________
(1)    In July 2021, the Company acquired AnalogX and in August 2021, the Company acquired PLDA, which resulted in the Company recognizing additional goodwill. Refer to Note 20, “Acquisitions,” for additional information.

	As of December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$300,580	$(21,770)	$278,810
Intangible Assets, Net
The components of the Company’s intangible assets as of December 31, 2022 and December 31, 2021 were as follows:

		As of December 31, 2022
(In thousands, except useful life)	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Existing technology	3 to 10 years	$299,925	$(261,708)	$38,217
Customer contracts and contractual relationships	0.5 to 10 years	37,996	(36,533)	1,463
Non-compete agreements and trademarks	3 years	300	(300)	—
IPR&D	Not applicable	11,200	—	11,200
Total intangible assets		$349,421	$(298,541)	$50,880
______________________________________
(1)    During the year ended December 31, 2022, the Company acquired certain intangible assets for $3.0 million in cash. The assets were classified as existing technology and are being amortized over their expected useful life of five years. During the year ended December 31, 2022, the amortization for the acquired assets was not material.
(2)    In May 2022, the Company acquired Hardent, which resulted in the Company recognizing additional intangible assets. Refer to Note 20, “Acquisitions,” for additional information.

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
______________________________________
(1)    In July 2021, the Company acquired AnalogX and in August 2021, the Company acquired PLDA, which resulted in the Company recognizing additional intangible assets. Refer to Note 20, “Acquisitions,” for additional information.
Amortization expense for intangible assets for the years ended December 31, 2022, 2021, and 2020 was $15.6 million, $17.5 million, and $18.4 million, respectively.
The estimated future amortization expense of intangible assets as of December 31, 2022 was as follows (in thousands):

Years Ending December 31:	Amount
2023	$15,388
2024	12,736
2025	6,696
2026	4,378
2027	482
Thereafter	—
Total amortizable purchased intangible assets	39,680
IPR&D	11,200
Total intangible assets	$50,880
7. Segments and Major Customers
Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of December 31, 2022, the Company has a single operating and reportable segment.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at December 31, 2022 and 2021, respectively, was as follows:

	As of December 31,
Customer	2022	2021
Customer 1	23%	17%
Customer 2	16%	*
Customer 3	14%	19%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively, was as follows:

	Years Ended December 31,
Customer	2022	2021	2020
Customer A	19%	21%	12%
Customer B	17%	13%	*
Customer C	14%	11%	15%
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period.
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Years Ended December 31,
(In thousands)	2022	2021	2020
USA	$277,776	$211,419	$137,614
Singapore	57,309	39,798	28,034
Asia-Other	54,421	28,949	26,249
Taiwan	35,116	23,953	21,803
Japan	16,516	14,894	20,437
South Korea	7,222	6,007	3,664
Europe	6,213	3,165	7,359
Canada	220	119	1,162
Total	$454,793	$328,304	$246,322
At December 31, 2022, of the $86.3 million of total property, plant and equipment, approximately $80.5 million were located in the United States, $3.4 million were located in India and $2.4 million were located in other foreign locations. At December 31, 2021, of the $56.0 million of total property, plant and equipment, approximately $49.8 million were located in the United States, $3.2 million were located in India and $3.0 million were located in other foreign locations.
8. Marketable Securities
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of December 31, 2022
(In thousands, except percentages)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$15,763	$15,763	$—	$—	2.63%
U.S. Government bonds and notes	96,371	98,250	1	(1,880)	1.73%
Corporate notes, bonds and commercial paper	106,355	108,092	7	(1,744)	2.59%
Total cash equivalents and marketable securities	218,489	222,105	8	(3,624)
Cash	94,737	94,737	—	—
Total cash, cash equivalents and marketable securities	$313,226	$316,842	$8	$(3,624)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2021
(In thousands, except percentages)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Rate of Return
Money market funds	$7,402	$7,402	$—	$—	0.02%
U.S. Government bonds and notes	102,812	103,113	—	(301)	0.29%
Corporate notes, bonds and commercial paper	287,905	288,667	8	(770)	0.22%
Total cash equivalents and marketable securities	398,119	399,182	8	(1,071)
Cash	87,490	87,490	—	—
Total cash, cash equivalents and marketable securities	$485,609	$486,672	$8	$(1,071)
Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of December 31,
(In thousands)	2022	2021
Cash equivalents	$30,597	$20,401
Short-term marketable securities	187,892	377,718
Total cash equivalents and marketable securities	218,489	398,119
Cash	94,737	87,490
Total cash, cash equivalents and marketable securities	$313,226	$485,609
The Company continues to invest in highly rated and highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at December 31, 2022 and 2021 are as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Less than 12 months
U.S. Government bonds and notes	$28,893	$82,822	$(23)	$(301)
Corporate notes, bonds and commercial paper	45,538	255,783	(35)	(770)
Total cash equivalents and marketable securities in a continuous unrealized loss position for less than 12 months	74,431	338,605	(58)	(1,071)
12 months or greater
U.S. Government bonds and notes	62,588	—	(1,857)	—
Corporate notes, bonds and commercial paper	49,559	—	(1,709)	—
Total cash equivalents and marketable securities in a continuous unrealized loss position for 12 months or greater	112,147	—	(3,566)	—
Total cash equivalents and marketable securities in a continuous unrealized loss position	$186,578	$338,605	$(3,624)	$(1,071)
The gross unrealized losses at December 31, 2022 and 2021 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions, as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes, bonds and commercial paper. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before the recovery of its related amortized cost. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	December 31, 2022
Due less than one year	$177,356
Due from one year through three years	25,370
Total	$202,726
Refer to Note 9, “Fair Value of Financial Instruments,” for a discussion regarding the fair value of the Company’s cash equivalents and marketable securities.
9. Fair Value of Financial Instruments
The following table presents the financial instruments and liabilities that are carried at fair value and summarizes their valuation by the respective pricing levels detailed in Note 2, “Summary of Significant Accounting Policies,” as of December 31, 2022 and 2021:

	As of December 31, 2022
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$15,763	$15,763	$—	$—
U.S. Government bonds and notes	96,371	—	96,371	—
Corporate notes, bonds and commercial paper	106,355	—	106,355	—
Total assets carried at fair value	$218,489	$15,763	$202,726	$—
Liabilities carried at fair value
Earn-out consideration related to PLDA acquisition	$14,800	$—	$—	$14,800
Total liabilities carried at fair value	$14,800	$—	$—	$14,800

	As of December 31, 2021
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$7,402	$7,402	$—	$—
U.S. Government bonds and notes	102,812	—	102,812	—
Corporate notes, bonds and commercial paper	287,905	—	287,905	—
Total assets carried at fair value	$398,119	$7,402	$390,717	$—
Liabilities carried at fair value
Earn-out consideration related to PLDA acquisition	$16,900	$—	$—	$16,900
Total liabilities carried at fair value	$16,900	$—	$—	$16,900

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s liabilities related to earn-out consideration are classified within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. The following table presents additional information about liabilities measured at fair value for which the Company utilizes Level 3 inputs to determine fair value, as of December 31, 2022 and 2021:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Balance as of January 1	$16,900	$—	$1,800
Addition of earn-out liability due to acquisition	—	11,600	—
Change in fair value of earn-out liability due to remeasurement	3,111	5,300	(1,800)
Change in fair value of earn-out liability due to achievement of revenue target	(5,211)	—	—
Balance as of December 31	$14,800	$16,900	$—
For the years ended December 31, 2022 and 2021, the change in the fair value of the earn-out liability related to the 2021 acquisition of PLDA, which is subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition. During the year ended December 31, 2022, the first-year earn-out target was achieved, and the fair value relating to the remaining two years of the earn-out period were remeasured. As a result of these adjustments, the Company recorded a net loss of $2.1 million on the Company’s consolidated statements of operations. During the year ended December 31, 2021, the Company remeasured the fair value of the earn-out liability, which resulted in an additional expense of $5.3 million on the Company’s consolidated statements of operations. During the year ended December 31, 2020, the Company recorded a full reduction in the fair value of the earn-out liability related to the 2019 asset purchase agreement to acquire the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure, since the specified performance milestones were not met for the year ended December 31, 2020, which resulted in a gain on the Company’s consolidated statements of operations.
The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” on the consolidated statement of operations. During the years ended December 31, 2022 and 2021, the Company recorded no other-than-temporary impairment charges on its investments.
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of December 31, 2022 and December 31, 2021, the carrying value of the Company’s 25.0% ownership percentage was $0.5 million and $1.8 million, respectively, which were included in other assets on the accompanying consolidated balance sheets. The Company recorded immaterial amounts on its consolidated statements of operations representing its share of the investee’s loss for the years ended December 31, 2022, 2021 and 2020.
During the year ended December 31, 2022, the Company recorded a gain on fair value of approximately $3.5 million related to the sale of an equity security with an immaterial carrying value on its consolidated statement of operations.
During the years ended December 31, 2022 and 2021, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2022 and 2021:

	As of December 31, 2022			As of December 31, 2021
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the “2023 Notes”)	$10,381	$10,378	$19,625	$172,500	$163,687	$254,103
The fair value of the convertible notes at each balance sheet date is determined based on recent quoted market prices for these notes which is a level 2 measurement. As discussed in Note 12, “Convertible Notes,” as of December 31, 2022, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
convertible notes were carried at their face value of $10.4 million, less any unamortized debt discount and unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximated fair value due to their short maturities.
Information regarding the Company’s goodwill and long-lived assets balances are disclosed in Note 6, “Intangible Assets and Goodwill.”
10. Leases
On July 8, 2019, the Company entered into a lease agreement with 237 North First Street Holdings, LLC (the “Landlord”), whereby the Company leases office space located at 4453 North First Street in San Jose, California, (the “Lease”). In April 2020, the lease was amended for certain terms (the “Amended Lease”). The Amended Lease includes approximately 90,000 square feet of office space, which serves as the Company’s corporate headquarters and includes engineering, sales, marketing and administrative functions. The Amended Lease has a term of 128 months from the amended commencement date in April 2020. The starting rent of the Amended Lease was approximately $3.26 per square foot on a triple net basis. The annual base rent increases each year to certain fixed amounts over the course of the term as set forth in the Amended Lease and will be $4.38 per square foot in the final year of the Amended Lease term. In addition to the base rent, the Company will also pay operating expenses, insurance expenses, real estate taxes, and a management fee under the Amended Lease. The Amended Lease also allows for an option to expand, wherein the Company has the right of first refusal to rent additional space in the building. The Company has a one-time option to extend the Amended Lease for a period of 60 months and may elect to terminate the Amended Lease, via written notice to the Landlord, in the event the office space is damaged or destroyed. Total required payments under the Amended Lease are approximately $41 million. Pursuant to the terms of the Amended Lease, the landlord agreed to reimburse the Company up to $9.0 million related to a tenant improvement allowance. During the year ended December 31, 2021, the Company received approximately $9.0 million from the landlord in total reimbursements related to the tenant improvement allowance.
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2022 (in thousands):

Years ending December 31,	Amount
2023	$6,606
2024	5,279
2025	5,349
2026	5,576
2027	4,746
Thereafter	12,996
Total minimum lease payments	40,552
Less: amount of lease payments representing interest	(6,449)
Present value of future minimum lease payments	34,103
Less: current obligations under leases	(5,024)
Long-term lease obligations	$29,079
As of December 31, 2022, the weighted-average remaining lease term for the Company’s operating leases was 7.1 years, and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 5.3%.
Operating lease costs included in research and development and selling, general and administrative costs on the statements of operations were $7.5 million, $7.4 million and $9.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $8.6 million, $7.8 million and $7.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Balance Sheet Details
Inventories
Inventories consisted of the following:

	As of December 31,
(In thousands)	2022	2021
Raw materials	$4,683	$3,879
Work in process	8,341	1,536
Finished goods	7,876	3,067
Total	$20,900	$8,482
Property, Plant and Equipment, net
Property, plant and equipment, net is comprised of the following:

	As of December 31,
(In thousands)	2022	2021
Computer software	$59,500	$51,922
Computer equipment	36,865	34,484
Leasehold improvements	32,384	34,120
Machinery	19,587	14,840
Furniture and fixtures	12,664	13,328
Construction in progress	6,949	1,813
Property, plant and equipment, gross	167,949	150,507
Less accumulated depreciation and amortization	(81,694)	(94,472)
Property, plant and equipment, net	$86,255	$56,035
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $26.0 million, $21.0 million and $22.1 million, respectively.
Accumulated Other Comprehensive Gain (Loss)
Accumulated other comprehensive gain (loss) is comprised of the following:

	As of December 31,
(In thousands)	2022	2021
Foreign currency translation adjustments	$(1,195)	$(237)
Unrealized loss on available-for-sale securities, net of tax	(3,768)	(1,215)
Total	$(4,963)	$(1,452)
12. Convertible Notes
The Company’s convertible notes are shown in the following table:

	As of December 31,
(In thousands)	2022	2021
2023 Notes	$10,381	$172,500
Unamortized discount — 2023 Notes (1)	—	(8,266)
Unamortized debt issuance costs — 2023 Notes	(3)	(547)
Total convertible notes	10,378	163,687
Less current portion	10,378	163,687
Total long-term convertible notes	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
_________________________________________
(1)    On January 1, 2022, the Company adopted ASU No. 2020-06. Refer to Note 3, “Recent Accounting Pronouncements,” for additional information.
1.375% Convertible Senior Notes due 2023. On November 17, 2017, the Company issued $172.5 million aggregate principal amount of 1.375% convertible senior notes pursuant to an indenture (the “2023 Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”). In accounting for the 2023 Notes at issuance and prior to the adoption of ASU No. 2020-06, the Company had separated the 2023 Notes into liability and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. As of the date of issuance, the Company determined that the liability component of the 2023 Notes was $137.3 million and the equity component of the 2023 Notes was $35.2 million. The fair value of the liability component was estimated using an interest rate for a similar instrument without a conversion feature. The unamortized discount related to the 2023 Notes was being amortized to interest expense using the effective interest method over approximately five years. As a result of the adoption of ASU No. 2020-06 on January 1, 2022, the Company reversed approximately $35.2 million of debt discount related to the 2023 Notes from additional paid-in capital, reversed approximately $8.3 million representing the unamortized debt discount from liabilities, and recorded the net impact of $26.9 million to accumulated deficit. Refer to Note 3, “Recent Accounting Pronouncements,” for additional information.
The 2023 Notes bear interest at a rate of 1.375% per year, payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2018. The 2023 Notes will mature on February 1, 2023, unless earlier repurchased by the Company or converted pursuant to their terms.
The Company incurred transaction costs of approximately $3.3 million related to the issuance of the 2023 Notes. In accounting for these costs and prior to the adoption of ASU No. 2020-06, the Company had allocated the costs to the liability and equity components in proportion to the allocation of proceeds from the issuance of the 2023 Notes to such components. Transaction costs allocated to the liability component of $2.6 million were netted against the carrying amount of the liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the 2023 Notes. The transaction costs allocated to the equity component of $0.7 million were recorded as additional paid-in capital. As a result of the adoption of ASU No. 2020-06 on January 1, 2022, the Company removed approximately $0.7 million of debt issuance costs related to the 2023 Notes from additional paid-in capital and recorded approximately $0.5 million to accumulated deficit related to the amortization of debt issuance costs that were historically allocated to equity. Refer to Note 3, “Recent Accounting Pronouncements,” for additional information.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Upon entering into the Q1 2022 and Q3 2022 Partial Notes Repurchase agreements, the conversion feature related to the 2023 Notes repurchased, as well as the settlements of the convertible senior note hedges and warrants, were subject to derivative accounting. As described in the preceding paragraphs above, the combination of these two transactions resulted in $10.6 million in losses on fair value adjustment of derivatives, net, for the year ended December 31, 2022.
During the year ended December 31, 2022, no holders elected to convert their 2023 Notes which had met the trigger for early conversion as of December 31, 2021, March 31, 2022 and September 30, 2022, respectively. The early conversion had been met as of December 31, 2021, March 31, 2022 and September 30, 2022, as the last reported sale price of the Company’s common stock exceeded 130% of the conversion price of the 2023 Notes for more than 20 trading days during the 30 consecutive trading days ended December 31, 2021, March 31, 2022 and September 30, 2022, respectively. Since November 1, 2022, the remaining outstanding 2023 Notes were convertible at the option of the holders and continue to be convertible until the close of business on the second scheduled trading day immediately preceding the maturity date, and holders of the 2023 Notes may convert all or a portion of their 2023 Notes regardless of the foregoing conditions.
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
Impact to Earnings per Share. During the year ended December 31, 2021, the Company’s stock price exceeded the 2023 Notes’ conversion price of $18.93 per share, therefore approximately 1.4 million shares were included in the weighted-average dilutive shares. As a result of the Company’s adoption of ASU No. 2020-06, the dilutive impact of the 2023 Notes on the calculation of diluted net income (loss) per share is considered using the if-converted method. Furthermore, because the principal amount of the 2023 Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the 2023 Notes. For periods prior to the Company’s January 1, 2022 adoption of ASU

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
No. 2020-06, the Company applied the treasury stock method to account for the dilutive impact of the 2023 Notes for diluted net income (loss) per share purposes. As noted in ASU . 2020-06, for convertible instruments where the principal is required to be paid in cash, the results of applying the if-converted method are consistent with the results of applying the historical treasury stock method. Therefore, even though the Company is required to apply the if-converted method upon adoption of ASU No. 2020-06, there is no impact to its earnings per share calculation. Under the if-converted method, the cumulative dilutive effect of the 2023 Notes would be approximately 0.5 million shares if the average price of the Company’s Common Stock is $18.93. However, upon conversion, there will be no economic dilution from the 2023 Notes, as exercise of the Convertible Note Hedge Transactions eliminates any dilution from the 2023 Notes that would have otherwise occurred when the price of the Company’s Common Stock exceeds the conversion price. The Convertible Note Hedge Transactions are required to be excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.
The warrants will have a dilutive effect when the average share price exceeds the warrant’s strike price of $23.30 per share. However, upon conversion, the Convertible Note Hedge Transactions would neutralize the dilution from the 2023 Notes so that there would only be dilution from the warrants.
Interest expense related to the convertible notes for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Years Ended December 31,
(In thousands)	2022	2021	2020
2023 Notes coupon interest at a rate of 1.375%	$610	$2,372	$2,372
2023 Notes amortization of discount and debt issuance cost	194	7,656	7,243
Total interest expense on convertible notes	$804	$10,028	$9,615
13. Commitments and Contingencies
As of December 31, 2022, the Company’s material contractual obligations were as follows:

(In thousands)	Total	2023	2024	2025	2026	2027
Contractual obligations (1) (2)
Other contractual obligations	$3,800	$3,200	$600	$—	$—	$—
Software licenses (3)	42,929	18,394	16,452	8,083	—	—
Acquisition retention bonuses (4)	5,364	2,507	2,507	350	—	—
Convertible notes (5)	10,381	10,381	—	—	—	—
Interest payments related to convertible notes	71	71	—	—	—	—
Total	$62,545	$34,553	$19,559	$8,433	$—	$—
______________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $20.9 million including $19.6 million recorded as a reduction of long-term deferred tax assets and $1.3 million in long-term income taxes payable, as of December 31, 2022. As noted below in Note 18, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
(2)    For the Company’s lease commitments as of December 31, 2022, refer to Note 10, “Leases.”
(3)    The Company has commitments with various software vendors for agreements generally having terms longer than one year. During the second and fourth quarters of 2022, the Company renewed certain software license agreements for engineering development tools, which are included in the table above. As of December 31, 2022, approximately $15.6 million of the fair value of the liability was included in other current liabilities and $22.2 million was included in other long-term liabilities, in the accompanying consolidated balance sheet.
(4)    In connection with the acquisition of Northwest Logic, Inc. (“Northwest Logic”) in the third quarter of 2019, the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure, in the fourth quarter of 2019, the acquisitions of AnalogX and PLDA in the third quarter of 2021, and the acquisition of Hardent in the second quarter of 2022, the Company is obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions including the condition of employment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(5)    On November 17, 2017, the Company entered into an Indenture with U.S. Bank National Association, as trustee, relating to the issuance by the Company of $172.5 million aggregate principal amount of the 2023 Notes. During the year ended December 31, 2022, the Company repurchased $162.1 million aggregate principal amount of its 2023 Notes. Refer to Note 12, “Convertible Notes,” for additional information.
Indemnifications
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other IP infringement or any other claim by any third party arising as result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this may not always be possible. The fair value of the liability as of December 31, 2022 and 2021, respectively, was not material.
14. Equity Incentive Plans and Stock-Based Compensation
Equity Incentive Plans
The Company has three equity incentive plans under which grants are currently outstanding: the 2006 Equity Incentive Plan (the “2006 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”). On April 23, 2015, the Company’s stockholders approved the 2015 Plan, which replaced the 2006 Plan. Additionally, in the third quarter of 2019, the Company adopted the 2019 Inducement Plan and, subject to the adjustment provisions of the 2019 Inducement Plan, reserved 400,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the 2019 Inducement Plan. The 2015 Plan and 2019 Inducement Plan were the Company’s only plans for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of December 31, 2022. Grants under all plans typically have a requisite service period of 60 months or 48 months, have straight-line vesting schedules and expire not more than 10 years from date of grant. No further awards will be made under the 2006 Plan, but the 2006 Plan will continue to govern awards previously granted under it. In addition, any shares subject to stock options or other awards granted under the 2006 Plan that on or after the effective date of the 2015 Plan are forfeited, cancelled, exchanged or surrendered or terminate under the 2006 Plan will become available for grant under the 2015 Plan. The Board will periodically review actual share consumption under the 2015 Plan and may make a request for additional shares as needed.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2019	6,826,863
Increase in shares approved for issuance (1)	7,800,000
Stock options granted	(40,000)
Stock options forfeited	101,816
Nonvested equity stock and stock units granted (2) (3)	(3,528,401)
Nonvested equity stock and stock units forfeited (2)	1,252,042
Total shares available for grant as of December 31, 2020	12,412,320
Stock options forfeited	54,327
Nonvested equity stock and stock units granted (2) (4)	(3,918,251)
Nonvested equity stock and stock units forfeited (2)	1,943,782
Total shares available for grant as of December 31, 2021	10,492,178
Nonvested equity stock and stock units granted (2) (5)	(4,107,633)
Nonvested equity stock and stock units forfeited (2)	1,271,224
Total shares available for grant as of December 31, 2022	7,655,769
______________________________________
(1)    On April 30, 2020, the Company’s stockholders approved an additional 7,800,000 shares for issuance under the 2015 Plan.
(2)    For purposes of determining the number of shares available for grant under the 2015 Plan against the maximum number of shares authorized, each restricted stock granted reduces the number of shares available for grant by 1.5 shares and each restricted stock forfeited increases shares available for grant by 1.5 shares.
(3)    Amount includes approximately 0.5 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in 2020 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.
(4)    Amount includes approximately 0.4 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in 2021 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.
(5)    Amount includes approximately 0.6 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in 2022 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the years ended December 31, 2022, 2021 and 2020 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2022:

	Options Outstanding		Weighted-Average Remaining Contractual Term (years)
(In thousands, except per share amounts and years)	Number of Shares	Weighted-Average Exercise Price Per Share		Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,639,146	$11.37
Options granted	40,000	$15.59
Options exercised	(613,119)	$10.74
Options forfeited	(101,816)	$19.41
Outstanding as of December 31, 2020	964,211	$11.08
Options exercised	(360,303)	$11.06
Options forfeited	(54,327)	$14.98
Outstanding as of December 31, 2021	549,581	$10.71
Options exercised	(117,138)	$7.43
Outstanding as of December 31, 2022	432,443	$11.60	3.8	$10,472
Vested or expected to vest at December 31, 2022	432,399	$11.60	3.8	$10,471
Options exercisable at December 31, 2022	415,776	$11.53	3.6	$10,097
Employee Stock Purchase Plan
During the years ended December 31, 2022, 2021, and 2020, the Company had one employee stock purchase plan, the 2015 Employee Stock Purchase Plan (“2015 ESPP”). Employees generally will be eligible to participate in the plan if they are employed by the Company for more than 20 hours per week and more than five months in a fiscal year. The 2015 ESPP provides for six-month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under the plans, employees may purchase stock at the lower of 85% of the beginning of the offering period (the enrollment date), or the end of each offering period (the purchase date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the purchase date.
The Company issued 255,614 shares at a price of $20.60 per share during the year ended December 31, 2022. The Company issued 384,087 shares at a price of $12.95 per share during the year ended December 31, 2021. The Company issued 467,065 shares at a price of $10.51 per share during the year ended December 31, 2020. On April 30, 2020, the Company's stockholders approved an additional 2,000,000 shares to be reserved for issuance under the 2015 ESPP. As of December 31, 2022, 2.6 million shares under the ESPP remained available for issuance.
Stock-Based Compensation
Stock Options
There were no stock options granted during the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2020, the number of stock options granted were not material.
During the years ended December 31, 2022, 2021 and 2020, the Company recorded stock-based compensation related to stock options of $0.1 million, $0.4 million and $0.6 million, respectively.
As of December 31, 2022, there was $0.1 million of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans. This cost is expected to be recognized over a weighted-average period of 0.8 years.
The total fair value of options vested for the years ended December 31, 2022, 2021 and 2020 was $1.7 million, $2.0 million and $3.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Employee Stock Purchase Plan
During the years ended December 31, 2022, 2021 and 2020, the Company recorded stock-based compensation related to the 2015 ESPP of $1.7 million, $1.4 million and $1.5 million, respectively.
As of December 31, 2022, there was $0.8 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over four months.
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
The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted that contain only service conditions in the periods presented:

Stock Option Plan for Year Ended December 31,
2020
Stock Option Plan
Expected stock price volatility	38%
Risk free interest rate	0.2%
Expected term (in years)	5.5
Weighted-average fair value of stock options granted	$5.46
There were no stock options granted during the years ended December 31, 2022 and 2021, respectively.

	Employee Stock Purchase Plan for Years Ended December 31,
	2022	2021	2020
Employee Stock Purchase Plan
Expected stock price volatility	40%-44%	32%-33%	37%-46%
Risk free interest rate	1.49%-4.58%	0.04%-0.05%	0.1%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$8.02	$5.17	$3.46
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The expected term of ESPP grants is based upon the length of each respective purchase period.
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. For the years ended December 31, 2022, 2021 and 2020, the Company granted nonvested equity stock units totaling 2.3 million, 2.4 million and 2.0 million shares, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the years ended December 31, 2022, 2021 and 2020, the nonvested equity stock units were valued at the date of grant, giving them a fair value of approximately $65.6 million, $50.1 million and $31.0 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the years ended December 31, 2022, 2021 and 2020, the Company recorded stock-based compensation expense of approximately $33.8 million, $25.7 million and $23.7 million, respectively, related to all outstanding nonvested equity stock grants.
Unrecognized compensation cost related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $63.5 million at December 31, 2022. This amount is expected to be recognized over a weighted-average period of 2.1 years.
The following table reflects the activity related to nonvested equity stock and stock units for the years ended December 31, 2022, 2021 and 2020:

Nonvested Equity Stock and Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2019	5,289,483	$11.27
Granted	1,986,117	$15.60
Vested	(1,693,659)	$11.70
Forfeited	(730,676)	$11.83
Nonvested at December 31, 2020	4,851,265	$12.82
Granted	2,363,885	$21.18
Vested	(1,524,950)	$12.41
Forfeited	(971,815)	$15.30
Nonvested at December 31, 2021	4,718,385	$16.62
Granted	2,338,255	$28.10
Vested	(1,853,260)	$14.42
Forfeited	(485,320)	$20.48
Nonvested at December 31, 2022	4,718,060	$22.78
15. Stockholders’ Equity
Share Repurchase Programs
On October 29, 2020, the Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by the Board in January 2015 and canceled the remaining shares outstanding as part of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the previous authorization. During the years ended December 31, 2022 and 2021, the Company repurchased shares of its common stock under the 2020 Repurchase Program as discussed below.
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
On September 9, 2022, the Company entered into an accelerated share repurchase program with Wells Fargo Bank, National Association (“Wells Fargo”) (the “2022 ASR Program”). The 2022 ASR Program was part of the share repurchase program previously authorized by the Board on October 29, 2020. Under the 2022 ASR Program, the Company pre-paid to Wells Fargo the $100.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 3.1 million shares of its common stock from Wells Fargo in the third quarter of 2022, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock. During the fourth quarter of 2022, the accelerated share repurchase program was completed and the Company received an additional 0.1 million shares of its common stock, which were retired, as the final settlement of the accelerated share repurchase program.
During the year ended December 31, 2022, there were no other repurchases of the Company’s common stock under the 2020 Repurchase Program.
As of December 31, 2022, there remained an outstanding authorization to repurchase approximately 9.7 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.
The Company records share repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock in accordance with its accounting policy. During the years ended December 31, 2022 and 2021, the cumulative price of $90.1 million and $95.8 million, respectively, were recorded as increases to accumulated deficit.
16. Benefit Plans
The Company has a 401(k) Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. The Company, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company matches 50% of eligible employee’s contribution, up to the first 6% of an eligible employee’s qualified earnings. For the years ended December 31, 2022, 2021 and 2020, the Company made matching contributions totaling approximately $1.9 million, $1.8 million and $1.8 million, respectively.

17. Restructuring and Other Charges
2020 Restructuring Plan
In November 2020, the Company initiated a restructuring program to reduce overall expenses to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2020 Restructuring Plan”). In connection with this restructuring program, the Company initiated a plan of termination resulting in a reduction of approximately 70 employees. During the years ended December 31, 2021 and 2020, the Company recorded charges of approximately $0.4 million and $3.3 million, respectively, related primarily to the reduction in workforce. The 2020 Restructuring Plan was completed in the second quarter of 2021.
18. Income Taxes
Income (loss) before taxes consisted of the following:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Domestic	$(16,663)	$19,244	$(39,937)
Foreign	8,838	4,042	3,398
	$(7,825)	$23,286	$(36,539)
The provision for income taxes was comprised of:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Federal:
Current	$183	$(112)	$(446)
Deferred	2,479	2,042	2,018
State:
Current	(215)	214	657
Deferred	24	324	(1,589)
Foreign:
Current	5,828	3,328	3,097
Deferred	(1,814)	(844)	195
	$6,485	$4,952	$3,932

The differences between the Company’s effective tax rate and the U.S. federal statutory regular tax rate were as follows:

	Years Ended December 31,
	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income tax expense (benefit)	6.1	2.2	(2.5)
Withholding tax	(36.6)	4.4	(4.1)
Foreign rate differential	(28.3)	3.3	(4.8)
Research and development credit	4.8	(7.1)	(4.8)
Executive compensation	(49.0)	6.6	(1.8)
Stock-based compensation	47.9	(7.7)	0.6
Foreign tax credit	57.4	(84.0)	(89.5)
Foreign-derived intangible income deduction	70.5	(55.8)	13.7
Divestiture	—	—	(20.4)
Acquisition	(25.1)	8.8	—
Debt extinguishment	(226.7)	—	—
Other	(1.0)	(0.2)	0.8
Valuation allowance	76.1	129.8	81.0
	(82.9)%	21.3%	(10.8)%
The components of the net deferred tax assets (liabilities) were as follows:

	As of December 31,
(In thousands)	2022	2021
Deferred tax assets:
Depreciation and amortization	$3,247	$6,578
Lease liabilities	7,691	7,873
Other timing differences, accruals and reserves	10,393	5,747
Deferred equity compensation	4,366	5,077
Net operating loss carryovers	13,423	14,602
Capitalized research	49,649	22,301
Tax credits	96,758	130,348
Total gross deferred tax assets	185,527	192,526
Deferred tax liabilities:
Lease right-of-use assets	(5,501)	(5,323)
Deferred revenue	(76)	(267)
Total gross deferred tax liabilities	(5,577)	(5,590)
Total net deferred tax assets	179,950	186,936
Valuation allowance	(201,883)	(206,874)
Net deferred tax liabilities	$(21,933)	$(19,938)

	As of December 31,
(In thousands)	2022	2021
Reported as:
Non-current deferred tax assets	$3,031	$4,047
Non-current deferred tax liabilities	(24,964)	(23,985)
Net deferred tax liabilities	$(21,933)	$(19,938)

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
The following table presents the tax valuation allowance information for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	Balance at Beginning of Period	Charged (Credited) to Operations	Charged to Other Account*	Valuation Allowance Release	Balance at End of Period
Tax Valuation Allowance
Year ended December 31, 2020	$196,098	(21,294)	3	(688)	$174,119
Year ended December 31, 2021	$174,119	32,544	211	—	$206,874
Year ended December 31, 2022	$206,874	(7,233)	2,242	—	$201,883
______________________________________
*    Amounts not charged to operations are charged to other comprehensive income or retained earnings.
As of December 31, 2022, the Company had California and other state net operating loss carryforwards of $191.7 million and $0.8 million, respectively. As of December 31, 2022, the Company had federal research and development tax credit carryforwards of $41.8 million and foreign tax credits of $51.2 million. As of December 31, 2022, the Company had California research and development tax credit carryforwards of $25.6 million and California alternative minimum tax credit carryforwards of $0.3 million. The federal foreign tax credits and research and development credits begin to expire in 2023. Approximately $10.8 million of federal foreign tax credits will expire in 2023. The California net operating losses begin to expire in 2024. The California research and development credits carry forward indefinitely.
In the event of a change in ownership, as defined under federal and state tax laws, the Company’s net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.
As of December 31, 2022, the Company had $164.5 million of unrecognized tax benefits including $19.6 million recorded as a reduction of long-term deferred tax assets, $143.6 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $1.3 million recorded to long-term income taxes payable. As a result of recent court rulings in South Korea, the Company has determined that they may be entitled to refund claims for foreign taxes previously withheld from licensees in South Korea. The Company recognizes that there are numerous risks and uncertainties associated with the ultimate collection of this refund and has therefore established an offsetting reserve for the entire amount of potentially refundable withholding taxes previously withheld in South Korea. If recognized, $144.9 million would be recorded as an income tax benefit on the consolidated statement of operations. As of December 31, 2021, the Company had $146.2 million of unrecognized tax benefits including $18.9 million recorded as a reduction of long-term deferred tax assets, $126.1 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $1.3 million recorded to long term income taxes payable.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Balance as of January 1	$146,215	$134,044	$115,653
Tax positions related to current year:
Additions	18,515	18,748	18,600
Tax positions related to prior years:
Additions	—	615	—
Reductions	(199)	(1,586)	(209)
Settlements	—	(5,606)	—
Balance as of December 31	$164,531	$146,215	$134,044
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2022 and 2021, an immaterial amount of interest and penalties is included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2016 and forward. The California returns are subject to examination from 2017 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The Company settled its 2010, 2016 and 2018 audits with the California Franchise Tax Board in 2021, agreeing to the immaterial adjustments proposed. The India returns are under examination by the Indian tax administration for tax years beginning with 2011, except for 2012 through 2014, which were assessed in the Company’s favor, and are subject to examination from 2015 and forward. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.
At December 31, 2022, no other income taxes (state or foreign) have been provided on undistributed earnings of approximately $32.3 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the United States. However, if such earnings were distributed, the Company would incur approximately $2.4 million of foreign withholding taxes and an immaterial amount of U.S. taxes.
19. Litigation and Asserted Claims
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
20. Acquisitions
2022 Acquisition
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
As of December 31, 2022, the Company had incurred approximately $1.2 million in external acquisition costs in connection with the transaction, which were expensed as incurred.
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
The total consideration from the acquisition was allocated as of the Closing Date, and reflects adjustments made during the measurement period, as described in Note 6, “Intangible Assets and Goodwill,” to finalize the purchase price accounting, as follows:

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

	Years Ended December 31,
(In thousands)	2022	2021
	(unaudited)
Total revenue	$457,852	$336,258
Net income (loss)	$(13,251)	$19,452
The pro forma net loss for 2022 was adjusted to exclude $1.2 million of acquisition-related costs incurred during the year ended December 31, 2022. Consequently, the pro forma net income for 2021 was adjusted to include these costs.
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
The total consideration from the business combination was allocated as of the Closing Date, and reflects adjustments made through the measurement period, as described in Note 6, “Intangible Assets and Goodwill,” to finalize the purchase price accounting, as follows:

(In thousands)	Total
Cash and cash equivalents	$2,763
Accounts receivable	280
Unbilled receivables	1,566
Prepaid expenses and other current assets	1,354
Identified intangible assets	6,800
IPR&D	3,800
Goodwill	39,309
Property, plant and equipment, net	118
Accounts payable	(1,112)
Deferred revenue	(23)
Income taxes payable	(7,127)
Other current liabilities	(215)
Total	$47,513
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
The total consideration from the business combination was allocated as of the Closing Date as follows:

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
IPR&D consists of multiple projects relating to the development of PLDA’s PCIe Gen 6 and CXL 3.0 technologies. The projects are expected to be completed within the next 24 months. The acquired IPR&D will not be amortized until completion of the related products which are determined by when the underlying project reaches technological feasibility and commences commercial production. Upon completion, the IPR&D projects will be amortized over their respective useful life, which are expected to range between three years and five years.
Unaudited Pro Forma Combined Consolidated Financial Information
The following pro forma financial information presents the combined results of operations for the Company and AnalogX and PLDA as if the acquisitions had occurred on January 1, 2020. The pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisitions actually taken place on January 1, 2020, and should not be taken as indicative of future consolidated operating results. Additionally, the pro forma financial results do not include any anticipated synergies or other expected benefits from the acquisitions:

	For the Years Ended December 31,
(In thousands)	2021	2020
	(unaudited)
Total revenue	$338,961	$267,006
Net income (loss)	$16,533	$(33,871)
The pro forma net income for 2021 was adjusted to exclude $2.2 million of acquisition-related costs incurred in 2021. Consequently, the pro forma net loss for 2020 was adjusted to include these costs.

21. Subsequent Event
During the first quarter of 2023, the Company paid upon maturity the remaining $10.4 million in aggregate principal amount of the 2023 Notes. Additionally, the Company delivered approximately 0.3 million shares of the Company's common stock as settlement related to the in-the-money conversion feature of the 2023 Notes at maturity, and received an equal amount of shares due to the exercise of the related Convertible Note Hedge Transactions.

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant filed May 29, 1997.
3.2(1)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant filed June 14, 2000.
3.3(2)	Amended and Restated Bylaws of Registrant dated April 25, 2013.
4.1(3)	Form of Registrant’s Common Stock Certificate.
4.2(4)	Indenture, dated November 17, 2017, between Rambus Inc and U.S. Bank National Association (including form of 1.375% Convertible Senior Note due 2023).
4.3	Description of Securities.
10.1(5)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(6)*	Form of Change of Control Severance Agreement, Agreement entered into by Registrant with each of its named executive officers other than its chief executive officer.
10.3(7)*	2006 Equity Incentive Plan, as amended.
10.4(7)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.
10.5(8)*	2015 Equity Incentive Plan, as amended.
10.6(9)*	Form of Restricted Stock Unit Agreement (2015 Equity Incentive Plan).
10.7(9)*	Form of Stock Option Agreement (2015 Equity Incentive Plan).
10.8(8)*	2015 Employee Stock Purchase Plan, as amended.
10.9(10)+	Settlement Agreement, dated January 19, 2010, among Registrant, Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Semiconductor, Inc. and Samsung Austin Semiconductor, L.P.
10.10(10)+	Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.11(11)	First Amendment of Lease, dated November 4, 2011, by and between Registrant and MT SPE, LLC.
10.12(12)	Employment Agreement between the Company and Luc Seraphin, dated as of October 25, 2018.
10.13(12)	Amended and Restated Change of Control Severance Agreement between the Company and Luc Seraphin, dated as of October 25, 2018.
10.14(13)+	Settlement Agreement, dated June 11, 2013, among Registrant, SK hynix and certain SK hynix affiliates.
10.15(14)+	Semiconductor Patent License Agreement, dated June 11, 2013, between Registrant and SK hynix.
10.16(15)+	Settlement Agreement, dated December 9, 2013, between Rambus Inc., Micron Technology, Inc., and certain Micron affiliates.
10.17(15)+	Semiconductor Patent License Agreement, dated December 9, 2013, between Rambus, Inc. and Micron Technology, Inc.
10.18(15)**	Amendment to Semiconductor Patent License Agreement, dated December 30, 2013, by and between Rambus Inc. and Samsung Electronics Co., Ltd.
10.19(16)**	Amendment 1 to Semiconductor Patent License Agreement, dated June 17, 2015, by and between Rambus Inc. and SK hynix Inc.
10.20(4)	Form of Convertible Note Hedge Confirmation.
10.21(4)	Form of Warrant Confirmation.
10.22(17)	Lease agreement between Rambus Inc. and 237 North First Street Holdings, LLC dated July 8, 2019.
10.23(18)	Director Transition and Consulting Agreement dated March 11, 2022, by and between Rambus Inc. and James Mitarotonda.
10.24(19)	Offer Letter, dated August 9, 2019, by and between Rambus Inc. and Sean Fan.
10.25(19)	2019 Inducement Equity Incentive Plan.
10.26(19)	Form of Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).
10.27(19)	Form of Performance Based Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).
10.28(20)	First Amendment to Net Lease Agreement dated April 22, 2020 relating to the New San Jose Headquarters Location between Rambus Inc. and 237 North First Street Holdings, LLC.
10.29(21)+	Amendment No. 1 to Semiconductor Patent License Agreement, dated September 2, 2020, between Rambus, Inc. and Micron Technology, Inc.
10.30(22)+	Amendment No. 2 dated December 15, 2020, to the Semiconductor Patent License Agreement between Rambus Inc. and Micron Technology, Inc.

Exhibit Number	Description of Document
10.31+	Amendment No. 2 dated October 27, 2022, to the Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.32(23)	Form of Accelerated Share Repurchase Program Agreement.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1^	Power of Attorney.
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

32.1†	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________________________

^	Previously submitted.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

†	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Form 10-K filed on February 28, 2022.

(2)	Incorporated by reference to the Form 8-K filed on April 30, 2013.

(3)	Incorporated by reference to the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(4)	Incorporated by reference to the Form 8-K filed on November 17, 2017.

(5)	Incorporated by reference to the Form 10-Q filed on May 7, 2021.

(6)	Incorporated by reference to the Form 8-K filed on March 9, 2015.

(7)	Incorporated by reference to the Form 8-K filed on April 30, 2014.

(8)	Incorporated by reference to the Form 8-K filed on May 6, 2020.

(9)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(10)	Incorporated by reference to the Form 10-Q filed on May 3, 2010.

(11)	Incorporated by reference to the Form 10-K filed on February 24, 2012.

(12)	Incorporated by reference to the Form 8-K filed on October 29, 2018.

(13)	Incorporated by reference to the Form 10-Q/A filed on January 13, 2014.

(14)	Incorporated by reference to the Form 10-Q filed on July 29, 2013.

(15)	Incorporated by reference to the Form 10-K filed on February 21, 2014.

(16)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(17)	Incorporated by reference to the Form 10-Q filed on August 2, 2019.

(18)	Incorporated by reference to the Form 8-K filed on March 11, 2022.

(19)	Incorporated by reference to the Form 8-K filed on August 28, 2019.

(20)	Incorporated by reference to the Form 10-Q filed on August 7, 2020.

(21)	Incorporated by reference to the Form 10-Q filed on November 6, 2020.

(22)	Incorporated by reference to the Form 10-K filed on February 26, 2021.

(23)	Incorporated by reference to the Form 8-K filed on September 12, 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

By:	/s/ Luc Seraphin
Luc Seraphin
Chief Executive Officer and President
(Principal Executive Officer)
Date: February 24, 2023

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Luc Seraphin, Desmond Lynch and John Shinn as his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign, and file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, together with all schedules and exhibits thereto, (ii) act on, sign, and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions that may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LUC SERAPHIN	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2023
Luc Seraphin

/s/ DESMOND LYNCH	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2023
Desmond Lynch

/s/ CHARLES KISSNER	Chairman of the Board of Directors	February 24, 2023
Charles Kissner

/s/ EMIKO HIGASHI	Director	February 24, 2023
Emiko Higashi

/s/ STEVEN LAUB	Director	February 24, 2023
Steven Laub

/s/ MEERA RAO	Director	February 24, 2023
Meera Rao

/s/ KAREN ROGGE	Director	February 24, 2023
Karen Rogge

/s/ SANJAY SARAF	Director	February 24, 2023
Sanjay Saraf

/s/ NECIP SAYINER	Director	February 24, 2023
Necip Sayiner

/s/ ERIC STANG	Director	February 24, 2023
Eric Stang