Form 10-Q
period 2023-03-31
RAMBUS INC
filed 2023-05-05
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 108,845,179 as of March 31, 2023.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$99,876	$125,334
Marketable securities	192,261	187,892
Accounts receivable	59,408	55,368
Unbilled receivables	100,435	125,698
Inventories	26,180	20,900
Prepaids and other current assets	14,603	12,022
Total current assets	492,763	527,214
Intangible assets, net	46,936	50,880
Goodwill	292,040	292,040
Property, plant and equipment, net	89,393	86,255
Operating lease right-of-use assets	22,696	24,143
Deferred tax assets	2,623	3,031
Unbilled receivables	12,548	25,222
Other assets	3,631	3,809
Total assets	$962,630	$1,012,594
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,117	$24,815
Accrued salaries and benefits	15,906	20,502
Convertible notes	—	10,378
Deferred revenue	20,846	23,861
Income taxes payable	15,669	18,137
Operating lease liabilities	4,287	5,024
Other current liabilities	21,349	23,992
Total current liabilities	96,174	126,709
Long-term operating lease liabilities	28,127	29,079
Long-term income taxes payable	3,963	5,892
Deferred tax liabilities	26,658	24,964
Other long-term liabilities	45,979	46,653
Total liabilities	200,901	233,297
Commitments and contingencies (Notes 8, 10 and 14)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; issued and outstanding: no shares at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; issued and outstanding: 108,845,179 shares at March 31, 2023 and 107,610,356 shares at December 31, 2022	109	108
Additional paid-in capital	1,286,570	1,297,408
Accumulated deficit	(521,415)	(513,256)
Accumulated other comprehensive loss	(3,535)	(4,963)
Total stockholders’ equity	761,729	779,297
Total liabilities and stockholders’ equity	$962,630	$1,012,594
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2023	2022
Revenue:
Product revenue	$63,775	$47,969
Royalties	28,169	30,464
Contract and other revenue	21,818	20,617
Total revenue	113,762	99,050
Cost of revenue:
Cost of product revenue	26,423	18,397
Cost of contract and other revenue	1,691	624
Amortization of acquired intangible assets	3,562	3,378
Total cost of revenue	31,676	22,399
Gross profit	82,086	76,651
Operating expenses:
Research and development	41,898	39,815
Sales, general and administrative	30,964	26,906
Amortization of acquired intangible assets	382	409
Change in fair value of earn-out liability	6,900	1,200
Total operating expenses	80,144	68,330
Operating income	1,942	8,321
Interest income and other income (expense), net	2,161	1,360
Loss on extinguishment of debt	—	(66,497)
Loss on fair value adjustment of derivatives, net	(240)	(8,283)
Interest expense	(381)	(605)
Interest and other income (expense), net	1,540	(74,025)
Income (loss) before income taxes	3,482	(65,704)
Provision for income taxes	201	514
Net income (loss)	$3,281	$(66,218)
Net income (loss) per share:
Basic	$0.03	$(0.60)
Diluted	$0.03	$(0.60)
Weighted-average shares used in per share calculation:
Basic	108,277	109,889
Diluted	111,153	109,889
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Net income (loss)	$3,281	$(66,218)
Other comprehensive income (loss):
Foreign currency translation adjustment	205	(293)
Unrealized gain (loss) on marketable securities, net of tax	1,223	(2,568)
Total comprehensive income (loss)	$4,709	$(69,079)
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2022	107,610	$108	$1,297,408	$(513,256)	$(4,963)	$779,297
Net income	—	—	—	3,281	—	3,281
Foreign currency translation adjustment	—	—	—	—	205	205
Unrealized gain on marketable securities, net of tax	—	—	—	—	1,223	1,223
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	1,037	1	(29,906)	—	—	(29,905)
Stock-based compensation	—	—	13,063	—	—	13,063
Issuance of common stock in connection with the payment of year 1 earn-out related to the PLDA Group acquisition	198	—	5,022	—	—	5,022
Issuance of common stock in connection with the maturity of the convertible senior notes related to the settlement of the in-the-money conversion feature of the convertible senior notes	284	—	—	—	—	—
Exercise of the convertible senior note hedges in connection with the conversion of convertible senior notes and retirement of the corresponding shares	(284)	—	11,440	(11,440)	—	—
Retirement of warrants	—	—	(10,457)	—	—	(10,457)
Balances at March 31, 2023	108,845	$109	$1,286,570	$(521,415)	$(3,535)	$761,729

	For the Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2021	109,292	$109	$1,298,966	$(435,227)	$(1,452)	$862,396
Net loss	—	—	—	(66,218)	—	(66,218)
Foreign currency translation adjustment	—	—	—	—	(293)	(293)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(2,568)	(2,568)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	943	1	(15,501)	—	—	(15,500)
Stock-based compensation	—	—	7,778	—	—	7,778
Retirement of convertible senior note hedges	—	—	62,011	—	—	62,011
Retirement of warrants	—	—	(46,356)	—	—	(46,356)
Cumulative effect adjustment from adoption of ASC 2020-06	—	—	(34,545)	26,421	—	(8,124)
Balances at March 31, 2022	110,235	$110	$1,272,353	$(475,024)	$(4,313)	$793,126
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$3,281	$(66,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	13,063	7,778
Depreciation	8,874	7,040
Amortization of intangible assets	3,944	3,786
Amortization of convertible debt issuance costs	3	105
Loss on extinguishment of debt	—	66,497
Loss on fair value adjustment of derivatives, net	240	8,283
Deferred income taxes	2,102	648
Loss on equity investment	362	324
Realized loss from sale of marketable securities	—	688
Change in fair value of earn-out liability	6,900	1,200
Gain on disposal of property, plant and equipment	—	(6)
Change in operating assets and liabilities:
Accounts receivable	(4,039)	(7,167)
Unbilled receivables	37,937	33,511
Prepaids and other current assets	(3,285)	(663)
Inventories	(5,280)	2,318
Accounts payable	(8,805)	1,104
Accrued salaries and benefits and other liabilities	(7,547)	(6,853)
Income taxes payable	(4,396)	(4,311)
Deferred revenue	(2,759)	(4,152)
Operating lease liabilities	(1,689)	(1,298)
Net cash provided by operating activities	38,906	42,614
Cash flows from investing activities:
Purchases of property, plant, and equipment	(7,738)	(1,683)
Acquisition of intangible assets	—	(3,000)
Purchases of marketable securities	(45,561)	(39,433)
Maturities of marketable securities	18,134	44,781
Proceeds from sales of marketable securities	24,460	204,091
Net cash provided by (used in) investing activities	(10,705)	204,756
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	771	321
Payments of taxes on restricted stock units	(30,676)	(15,821)
Payments under installment payment arrangements	(3,227)	(3,220)
Payments for settlement and repurchase of convertible senior notes	(10,381)	(174,454)
Proceeds from retirement of convertible senior note hedges	—	72,415
Payments for settlement of warrants	(10,697)	(55,148)
Net cash used in financing activities	(54,210)	(175,907)
Effect of exchange rate changes on cash and cash equivalents	191	(224)
Net increase (decrease) in cash, cash equivalents and restricted cash	(25,818)	71,239
Cash, cash equivalents and restricted cash at beginning of period	125,694	108,264
Cash, cash equivalents and restricted cash at end of period	$99,876	$179,503

Non-cash operating, investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$37,534	$14,238
Issuance of common stock in connection with the payment of year 1 earn-out related to the PLDA Group acquisition	$5,022	$—

Reconciliation of the cash, cash equivalents and restricted cash balances as of March 31, 2023 and December 31, 2022:
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$99,876	$125,334
Restricted cash	—	360
Cash, cash equivalents and restricted cash	$99,876	$125,694

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
The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2022.

2. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of March 31, 2023.
The Company’s contract balances were as follows:

	As of
(In thousands)	March 31, 2023	December 31, 2022
Unbilled receivables	$112,983	$150,920
Deferred revenue	22,661	25,421
During the three months ended March 31, 2023, the Company recognized $11.6 million of revenue that was included in the contract balances as of December 31, 2022. During the three months ended March 31, 2022, the Company recognized $11.7 million of revenue that was included in the contract balances as of December 31, 2021.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $24.8 million as of March 31, 2023, which the Company primarily expects to recognize over the next 2 years.

3. Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the earnings by the weighted-average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method, or the if-converted method for the in-the-money conversion feature of the 2023 Notes. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in the equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2023	2022
Net income (loss) per share:
Numerator:
Net income (loss)	$3,281	$(66,218)
Denominator:
Weighted-average shares outstanding - basic	108,277	109,889
Effect of potentially dilutive common shares	2,876	—
Weighted-average shares outstanding - diluted	111,153	109,889
Basic net income (loss) per share	$0.03	$(0.60)
Diluted net income (loss) per share	$0.03	$(0.60)
During the three months ended March 31, 2022, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to the Company’s common stockholders because the impact of including them would have been anti-dilutive (in thousands):

Three Months Ended
March 31,
(In thousands)	2022
Stock options	317
Restricted stock units	2,263
Potentially issuable shares related to the in-the-money conversion feature of convertible notes	824
Contingently issuable ESPP shares	41
Total	3,445
The shares in the tables above did not include the principal amount of the Company’s 2023 Notes (“the 2023 Notes”) as the principal amount of the 2023 Notes must be paid in cash. During the three months ended March 31, 2023, the Company settled the conversion of the remaining $10.4 million aggregate principal amount of the 2023 Notes. Accordingly, the Company delivered approximately 0.3 million shares of the Company's common stock as settlement related to the in-the-money conversion feature of the 2023 Notes and received an equal amount of shares due to the settlement of the convertible senior note hedges. The Company included dilutive instruments exercised during the period in the denominator of diluted earnings (loss) per share for the period prior to exercise, and thereafter, the Company included the actual shares issued in the denominator for both basic and diluted earnings (loss) per share.

4. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the three months ended March 31, 2023:

(In thousands)	As of December 31, 2022	Adjustments to Goodwill	As of March 31, 2023
Total goodwill	$292,040	$—	$292,040

	As of March 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$313,810	$(21,770)	$292,040

Intangible Assets, Net
The components of the Company’s intangible assets as of March 31, 2023 and December 31, 2022 were as follows:

		As of March 31, 2023
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$299,925	$(265,311)	$34,614
Customer contracts and contractual relationships	0.5 to 10 years	37,996	(36,874)	1,122
Trademarks	3 years	300	(300)	—
In-process research and development (“IPR&D”)	Not applicable	11,200	—	11,200
Total intangible assets		$349,421	$(302,485)	$46,936

		As of December 31, 2022
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$299,925	$(261,708)	$38,217
Customer contracts and contractual relationships	0.5 to 10 years	37,996	(36,533)	1,463
Trademarks	3 years	300	(300)	—
IPR&D	Not applicable	11,200	—	11,200
Total intangible assets		$349,421	$(298,541)	$50,880
Amortization expense for intangible assets for the three months ended March 31, 2023 and 2022 was $3.9 million and $3.8 million, respectively.
The estimated future amortization of intangible assets as of March 31, 2023 was as follows (in thousands):

Years Ending December 31:	Amount
2023 (remaining nine months)	$11,490
2024	12,722
2025	6,683
2026	4,365
2027	476
Thereafter	—
Total amortizable purchased intangible assets	35,736
IPR&D	11,200
Total intangible assets	$46,936

5. Segments and Major Customers
Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of March 31, 2023, the Company has a single operating and reportable segment.

Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at March 31, 2023 and December 31, 2022, respectively, was as follows:

	As of
Customer	March 31, 2023	December 31, 2022
Customer 1	25%	16%
Customer 2	11%	23%
Customer 3	*	14%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue for the three months ended March 31, 2023 and 2022, respectively, was as follows:

	Three Months Ended
	March 31,
Customer	2023	2022
Customer A	19%	25%
Customer B	16%	*
Customer C	11%	*
Customer D	11%	14%
__________________________________________
*    Customer accounted for less than 10% of total revenue in the period.
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
USA	$63,656	$55,684
South Korea	14,144	1,465
Asia-Other	12,704	17,792
Singapore	11,328	14,045
Taiwan	6,509	4,960
Japan	2,415	3,535
Europe	1,753	1,564
Canada	1,253	5
Total	$113,762	$99,050

6. Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in money market funds, time deposits, U.S. government-sponsored obligations, and corporate notes, bonds and commercial paper that mature within three years.
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of March 31, 2023
(In thousands, except percentages)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Average Rate of Return
Money market funds	$13,089	$13,089	$—	$—	3.80%
Time deposits	9,646	9,646	—	—	6.98%
U.S. Government bonds and notes	96,250	97,469	16	(1,235)	2.37%
Corporate notes, bonds and commercial paper	90,360	91,534	4	(1,178)	2.31%
Total cash equivalents and marketable securities	209,345	211,738	20	(2,413)
Cash	82,792	82,792	—	—
Total cash, cash equivalents and marketable securities	$292,137	$294,530	$20	$(2,413)

	As of December 31, 2022
(In thousands, except percentages)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Average Rate of Return
Money market funds	$15,763	$15,763	$—	$—	2.63%
U.S. Government bonds and notes	96,371	98,250	1	(1,880)	1.73%
Corporate notes, bonds and commercial paper	106,355	108,092	7	(1,744)	2.59%
Total cash equivalents and marketable securities	218,489	222,105	8	(3,624)
Cash	94,737	94,737	—	—
Total cash, cash equivalents and marketable securities	$313,226	$316,842	$8	$(3,624)
Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	March 31, 2023	December 31, 2022
Cash equivalents	$17,084	$30,597
Marketable securities	192,261	187,892
Total cash equivalents and marketable securities	209,345	218,489
Cash	82,792	94,737
Total cash, cash equivalents and marketable securities	$292,137	$313,226
The Company continues to invest in highly rated and highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.

The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022 are as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Less than 12 months
U.S. Government bonds and notes	$30,240	$28,893	$(26)	$(23)
Corporate notes, bonds and commercial paper	29,310	45,538	(24)	(35)
Total cash equivalents and marketable securities in a continuous unrealized loss position for less than 12 months	59,550	74,431	(50)	(58)
12 months or greater
U.S. Government bonds and notes	52,211	62,588	(1,209)	(1,857)
Corporate notes, bonds and commercial paper	49,966	49,559	(1,154)	(1,709)
Total cash equivalents and marketable securities in a continuous unrealized loss position for 12 months or greater	102,177	112,147	(2,363)	(3,566)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$161,727	$186,578	$(2,413)	$(3,624)
The gross unrealized losses at March 31, 2023 and December 31, 2022 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	March 31, 2023
Due less than one year	$170,602
Due from one year through three years	25,654
Total	$196,256
Refer to Note 7, “Fair Value of Financial Instruments,” for a discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

7. Fair Value of Financial Instruments
The following table presents the financial instruments and liabilities that are carried at fair value and summarizes their valuation by the respective pricing levels as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$13,089	$13,089	$—	$—
Time deposits	9,646	—	9,646	—
U.S. Government bonds and notes	96,250	—	96,250	—
Corporate notes, bonds and commercial paper	90,360	—	90,360	—
Total assets carried at fair value	$209,345	$13,089	$196,256	$—
Liabilities carried at fair value
Earn-out consideration related to PLDA acquisition	$21,700	$—	$—	$21,700
Total liabilities carried at fair value	$21,700	$—	$—	$21,700

	As of December 31, 2022
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$15,763	$15,763	$—	$—
U.S. Government bonds and notes	96,371	—	96,371	—
Corporate notes, bonds and commercial paper	106,355	—	106,355	—
Total available-for-sale securities	$218,489	$15,763	$202,726	$—
Liabilities carried at fair value
Earn-out consideration related to PLDA acquisition	$14,800	$—	$—	$14,800
Total liabilities carried at fair value	$14,800	$—	$—	$14,800
The Company’s liabilities related to earn-out consideration are classified within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. The following table presents additional information about liabilities measured at fair value for which the Company utilizes Level 3 inputs to determine fair value, as of March 31, 2023 and 2022.

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Balance as of beginning of period	$14,800	$16,900
Change in fair value of earn-out liability due to remeasurement	6,900	1,200
Balance as of end of period	$21,700	$18,100
For the three months ended March 31, 2023 and 2022, the changes in the fair value of the earn-out liability related to the 2021 acquisition of PLDA Group (“PLDA”), which is subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition. The fair value of the earn-out liability is remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period. The Company has classified its liability for the contingent earn-out consideration related to the PLDA acquisition within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. During the three months ended March 31, 2023 and 2022, the Company remeasured the fair value of the earn-out liability, which resulted in additional expenses of $6.9 million and $1.2 million, respectively, in the Company’s unaudited condensed consolidated statements of operations.

The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” in the unaudited condensed consolidated statement of operations.
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of March 31, 2023 and December 31, 2022, the carrying value of the Company’s 25.0% ownership percentage was $0.1 million and $0.5 million, respectively, which were included in other assets in the accompanying unaudited condensed consolidated balance sheets. The Company recorded immaterial amounts in its condensed consolidated statements of operations representing its share of the investee’s loss for the three months ended March 31, 2023 and 2022.
During the three months ended March 31, 2023 and 2022, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023			As of December 31, 2022
(In thousands)	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the “2023 Notes”)	$—	$—	$—	$10,381	$10,378	$19,625
The fair value of the convertible notes at each balance sheet date was determined based on recent quoted market prices for these notes which is a Level 2 measurement. As discussed in Note 9, “Convertible Notes,” during the three months ended March 31, 2023, the Company settled the remaining $10.4 million aggregate principal amount of the 2023 Notes. As of December 31, 2022, the 2023 Notes were carried at their face value of $10.4 million, less any unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximated fair value due to their short maturities.

8. Leases
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
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of March 31, 2023 (in thousands):

Years ending December 31,	Amount
2023 (remaining nine months)	$4,459
2024	5,292
2025	5,360
2026	5,588
2027	4,750
Thereafter	12,999
Total minimum lease payments	38,448
Less: amount of lease payments representing interest	(6,034)
Present value of future minimum lease payments	32,414
Less: current obligations under leases	(4,287)
Long-term lease obligations	$28,127

As of March 31, 2023, the weighted-average remaining lease term for the Company’s operating leases was 7.0 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 5.4%.
Operating lease costs included in research and development and selling, general and administrative costs on the unaudited condensed consolidated statements of operations were $1.9 million for both the three months ended March 31, 2023 and 2022, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $2.2 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively.

9. Convertible Notes
The Company’s convertible notes are shown in the following table:

	As of
(In thousands)	March 31, 2023	December 31, 2022
2023 Notes	$—	$10,381
Unamortized debt issuance costs — 2023 Notes	—	(3)
Total convertible notes	—	10,378
Less current portion	—	10,378
Total long-term convertible notes	$—	$—
During the three months ended March 31, 2023, the holders of the remaining $10.4 million aggregate principal amount of the 2023 Notes elected to convert the notes pursuant to the original terms of the conversion feature. Accordingly, upon maturity, the Company paid $10.4 million in cash to settle the aggregate principal amount of the 2023 Notes and delivered approximately 0.3 million shares of the Company's common stock to settle the conversion spread.
In connection with the settlement of the conversion of the remaining 2023 Notes, the Company received 0.3 million shares of the Company’s common stock for the retirement of the remaining convertible senior note hedges and paid $10.7 million in cash for the retirement of the remaining warrants during the three months ended March 31, 2023. Additionally, the retirement of the remaining warrants was subject to derivative accounting, resulting in a loss on fair value adjustment of derivatives of $0.2 million for the three months ended March 31, 2023.
Interest expense related to the convertible notes for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
2023 Notes coupon interest at a rate of 1.375%	$12	$316
2023 Notes amortization of debt issuance cost	3	105
Total interest expense on convertible notes	$15	$421

10. Commitments and Contingencies
As of March 31, 2023, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2023	2024	2025	2026	2027
Contractual obligations (1) (2) (3)
Other contractual obligations	$3,960	$3,360	$600	$—	$—	$—
Software licenses (4)	39,370	14,835	16,452	8,083	—	—
Acquisition retention bonuses (5)	5,364	2,507	2,507	350	—	—
Total	$48,694	$20,702	$19,559	$8,433	$—	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $21.1 million, including $19.8 million recorded as a reduction of long-term deferred tax assets and $1.3 million in long-term income taxes payable as of March 31, 2023. As noted below in Note 13, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
(2)    For the Company’s lease commitments as of March 31, 2023, refer to Note 8, “Leases.”
(3)    During the three months ended March 31, 2023, the Company paid upon maturity the remaining $10.4 million in aggregate principal amount of the 2023 Notes. Refer to Note 9, “Convertible Notes,” for additional information.
(4)    The Company has commitments with various software vendors for agreements generally having terms longer than one year. As of March 31, 2023, approximately $15.6 million of the fair value of the software licenses was included in other current liabilities and $19.1 million was included in other long-term liabilities, in the accompanying unaudited condensed consolidated balance sheet.
(5)    In connection with the acquisition of Hardent in the second quarter of 2022 and the acquisitions of AnalogX and PLDA in the third quarter of 2021, the Company is obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions, including the condition of employment.
Indemnifications
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement or any other claim by any third party arising as a result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this may not always be possible. The fair value of the liability as of March 31, 2023 and December 31, 2022, respectively, was not material.

11. Equity Incentive Plans and Stock-Based Compensation
On April 27, 2023, the Company’s stockholders approved an additional 5,210,000 shares to be reserved for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”).
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2022	7,655,769
Nonvested equity stock and stock units granted (1) (2)	(1,915,751)
Nonvested equity stock and stock units forfeited (1)	216,478
Total shares available for grant as of March 31, 2023	5,956,496
_________________________________________
(1)    For purposes of determining the number of shares available for grant under the 2015 Plan against the maximum number of shares authorized, each restricted stock unit granted reduces the number of shares available for grant by 1.5 shares and each restricted stock unit forfeited increases shares available for grant by 1.5 shares.
(2)    Amount includes approximately 0.2 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in the first quarter of 2023 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.

General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the three months ended March 31, 2023 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2023.

	Options Outstanding
(In thousands, except shares, per share amounts and years)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	432,443	$11.60
Options exercised	(80,841)	$9.74		$3,356
Outstanding as of March 31, 2023	351,602	$12.03	3.44	$13,793
Vested or expected to vest at March 31, 2023	351,589	$12.03	3.44	$13,793
Options exercisable at March 31, 2023	339,935	$11.99	3.34	$13,351
Employee Stock Purchase Plan
No purchases were made under the 2015 Employee Stock Purchase Plan (“2015 ESPP”) during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, approximately 2.6 million shares under the 2015 ESPP remained available for issuance.
Stock-Based Compensation
For the three months ended March 31, 2023 and 2022, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
There were no stock options granted during the three months ended March 31, 2023 and 2022, respectively. Stock-based compensation expense related to stock options was immaterial for the three months ended March 31, 2023 and 2022.
As of March 31, 2023, there was $0.1 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 0.5 years.
Employee Stock Purchase Plan
For the three months ended March 31, 2023, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.6 million. For the three months ended March 31, 2022, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.5 million. As of March 31, 2023, there was $0.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three months ended March 31, 2023, the Company granted nonvested equity stock units totaling approximately 1.1 million. During the three months ended March 31, 2022, the Company granted nonvested equity stock units totaling approximately 1.6 million shares. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three months ended March 31, 2023, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $52.7 million. For the three months ended March 31, 2022, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $44.6 million. During the first quarter of 2023 and 2022, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third or fourth anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.

For the three months ended March 31, 2023, the Company recorded stock-based compensation expense of approximately $12.5 million, primarily related to all outstanding nonvested equity stock grants. For the three months ended March 31, 2022, the Company recorded stock-based compensation expense of approximately $7.3 million, related to all outstanding nonvested equity stock grants.
Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $98.5 million at March 31, 2023. This amount is expected to be recognized over a weighted-average period of 2.6 years.
The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2023:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2022	4,718,060	$22.78
Granted	1,123,519	$45.84
Vested	(1,402,672)	$24.38
Forfeited	(119,799)	$25.19
Nonvested at March 31, 2023	4,319,108	$30.70

12. Stockholders’ Equity
Share Repurchase Programs
On October 29, 2020, the Company’s board of directors (the “Board”) approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the three months ended March 31, 2023, the Company did not repurchase any shares of its common stock under the 2020 Repurchase Program.
On September 9, 2022, the Company entered into an accelerated share repurchase program with Wells Fargo Bank, National Association (“Wells Fargo”) (the “2022 ASR Program”). The 2022 ASR Program was part of the share repurchase program previously authorized by the Board on October 29, 2020. Under the 2022 ASR Program, the Company pre-paid to Wells Fargo the $100.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 3.1 million shares of its common stock from Wells Fargo in the third quarter of 2022, which were retired and recorded as an $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock. During the fourth quarter of 2022, the accelerated share repurchase program was completed and the Company received an additional 0.1 million shares of its common stock, which were retired, as the final settlement of the accelerated share repurchase program.
As of March 31, 2023, there remained an outstanding authorization to repurchase approximately 9.7 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.
The Company records share repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock in accordance with its accounting policy.

13. Income Taxes
The Company recorded a provision for income taxes of $0.2 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. The provision for income taxes for the three months ended March 31, 2023 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2023 and indefinite-lived intangible tax amortization expense. The provision for income taxes for the three months ended March 31, 2022 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2022 and indefinite-lived intangible tax amortization expense.

During the three months ended March 31, 2023 and 2022, the Company paid withholding taxes of $5.4 million and $5.0 million, respectively.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. As of March 31, 2023, the Company continues to maintain a full valuation allowance on its U.S. federal and California deferred tax assets as it does not yet believe that there is sufficient evidence to determine that it is more likely than not that they will be realized. The Company weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as the Company is in a cumulative loss position over the previous three years, which is considered significant negative evidence. Although the weight of negative evidence related to cumulative losses has decreased as the Company’s profitability has improved, the Company believes that the cumulative losses and other negative evidence outweigh the positive evidence of projections of future profitability and, as such, the Company has maintained a full valuation allowance against its U.S. federal and California deferred tax assets. However, if the Company sustains recent improvements in the Company's operating results, conditioned on its continued growth within its memory interface chips and Silicon IP product offerings, signing new or renewing existing license agreements and managing costs, management believes a reasonable possibility exists that sufficient positive evidence may become available to reach a conclusion that could lead to the reversal of almost all of the Company's valuation allowance during 2023. Should the Company determine that it is more likely than not that it would be able to realize its deferred tax assets, it would result in the reversal of the valuation allowance, a corresponding material non-cash income tax benefit and the recording of additional deferred tax assets on the balance sheet in the period such determination is made.
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
As of March 31, 2023, the Company had approximately $169.9 million of unrecognized tax benefits, including $19.8 million recorded as a reduction of long-term deferred tax assets, $148.8 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea and $1.3 million recorded in long-term income taxes payable. If the Company would have recovered such benefit, which is currently estimated at $150.1 million, this benefit would have likely been reduced due to amending the Company’s U.S. Federal tax returns as a result of such recovery, offsetting most or all of the potential recovery. As a result of recent court rulings in South Korea, the Company has determined that it may be entitled to refund claims for foreign taxes previously withheld by licensees in South Korea. The Company recognizes that there are numerous risks and uncertainties associated with the ultimate collection of this refund and has therefore maintained an offsetting reserve for the entire amount of refundable withholding taxes previously withheld in South Korea. As of December 31, 2022, the Company had $164.5 million of unrecognized tax benefits, including $19.6 million recorded as a reduction of long-term deferred tax assets, $143.6 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld by licensees in South Korea and $1.3 million recorded in long-term income taxes payable.
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

15. Derivative Instruments and Hedging Activities
During the three months ended March 31, 2023, the Company began using foreign currency forward contracts (the “Contracts”) to manage the Company’s exposure related to certain foreign currency denominated monetary assets (the “Hedging Program”) and to minimize the related impact of foreign currency fluctuations on the Company’s earnings. The hedged monetary assets primarily consist of certain euro-denominated cash and accounts receivable balances. The Contracts mitigate the Company’s foreign currency exposure when the Contracts are settled at their maturity by generally offsetting the gains and losses generated by the re-measurement of the underlying monetary assets.
The Contracts are entered into at the end of each month and have a duration of approximately one month at inception. Due to the short duration of these Contracts, their fair value is deemed immaterial. As the Contracts are considered derivative instruments that are not designated and do not qualify as hedging instruments, any gains and losses resulting from changes in their fair value are recorded to interest income and other income (expense), net on the Company’s unaudited condensed consolidated statements of operations. The Company does not use its Hedging Program for speculative or trading purposes.
The Contract outstanding as of March 31, 2023 was entered into by the Company on the last business day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates, the change in the fair value was deemed immaterial.
As of March 31, 2023, the total local currency amount of the outstanding Contract was €9.1 million, and its total notional value was $9.7 million. For the three months ended March 31, 2023, any gains and losses resulting from changes in fair value of the Company’s Contracts were deemed immaterial.

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
Executive Summary
The Company’s continued execution delivered strong results during the first quarter of 2023, driven by continued demand in our memory interface chips and our Silicon IP solutions, and continued stability from our royalties revenue.
Key 2023 first quarter financial results included:
•Revenue of $113.8 million;
•Operating expenses of $80.1 million; and
•Net cash provided by operating activities of $38.9 million.
We produced quarterly product revenue of $63.8 million, which was primarily driven by our memory interface chips. We also extended our comprehensive patent license agreement with SK hynix by 10 years through 2034.
Operational Highlights
Revenue Sources
The Company’s consolidated revenue is comprised of product revenue, royalties and contract and other revenue.
Product revenue consists primarily of memory interface chips and is an increasingly growing part of our business. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 56% of our consolidated revenue for the three months ended March 31, 2023, as compared to 48% for the three months ended March 31, 2022.
Royalty revenue is derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in term up to ten years and define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Broadcom, Cisco, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, NVIDIA, Panasonic, Phison, Qualcomm, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, Winbond and Xilinx have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Revenue from royalties accounted for 25% of our consolidated revenue for the three months ended March 31, 2023, as compared to 31% for the three months ended March 31, 2022.
Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 19% of our consolidated revenue for the three months ended March 31, 2023, as compared to 21% for the three months ended March 31, 2022.
Costs and Expenses
Cost of product revenue for the three months ended March 31, 2023, increased approximately $8.0 million as compared to the same period in 2022, primarily due to increases in sales volumes of our memory interface chips during the period.
Cost of contract and other revenue for the three months ended March 31, 2023, increased approximately $1.1 million as compared to the same period in 2022, primarily due to higher engineering services associated with supporting the contracts.
Research and development expenses continue to play a key role in our efforts to maintain our product innovations. Our research and development expenses for the three months ended March 31, 2023 increased approximately $2.1 million as compared to the same period in 2022, primarily due to stock-based compensation expense of $1.0 million, increased headcount-related expenses of $0.8 million, engineering development tool costs of $0.6 million, depreciation expense of $0.4 million and allocated information technology costs of $0.3 million, offset by a decrease in engineering costs allocated to cost of revenue of $1.1 million and retention bonus expense related to acquisitions of $0.5 million.
Sales, general and administrative expenses for the three months ended March 31, 2023 increased approximately $4.1 million as compared to the same period in 2022, primarily due to increased stock-based compensation expense of $4.2 million and headcount-related expenses of $0.8 million, offset by a decrease in acquisition-related costs of $0.9 million.
Intellectual Property
As of March 31, 2023, our semiconductor, security and other technologies are covered by 2,389 U.S. and foreign patents. Additionally, we had 613 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We have a program to file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.

Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory and SerDes technology, adoption of security solutions, the use and adoption of our inventions or technologies generally, industry consolidation and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers represented approximately 61% of our revenue for the three months ended March 31, 2023, as compared to 59% for the three months ended March 31, 2022, respectively. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 44% of our total revenue for both the three months ended March 31, 2023 and 2022. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is predominantly denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
The royalties we receive from our semiconductor customers are partly a function of the adoption of our technologies by system companies. Many system companies purchase semiconductors containing our technologies from our customers and do not have a direct contractual relationship with us. Our customers generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. Several of our licensees have renewed or extended their license agreements with us during the three months ended March 31, 2023, including SK hynix.
As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisitions that are aligned with our core business and designed to supplement our growth, including the acquisition of Hardent in the second quarter of 2022 and the acquisitions of AnalogX and PLDA in the third quarter of 2021. Similarly, we evaluate our current businesses and technologies that are not aligned with our core business for potential divestiture. We expect to continue to evaluate and potentially enter into strategic acquisitions or divestitures which will impact our business and operating results.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Product revenue	56.1%	48.4%
Royalties	24.8%	30.8%
Contract and other revenue	19.1%	20.8%
Total revenue	100.0%	100.0%
Cost of revenue:
Cost of product revenue	23.2%	18.6%
Cost of contract and other revenue	1.5%	0.6%
Amortization of acquired intangible assets	3.1%	3.4%
Total cost of revenue	27.8%	22.6%
Gross profit	72.2%	77.4%
Operating expenses:
Research and development	36.8%	40.2%
Sales, general and administrative	27.2%	27.2%
Amortization of acquired intangible assets	0.4%	0.4%
Change in fair value of earn-out liability	6.1%	1.2%
Total operating expenses	70.5%	69.0%
Operating income	1.7%	8.4%
Interest income and other income (expense), net	1.9%	1.4%
Loss on extinguishment of debt	—%	(67.1)%
Loss on fair value adjustment of derivatives, net	(0.2)%	(8.4)%
Interest expense	(0.3)%	(0.6)%
Interest and other income (expense), net	1.4%	(74.7)%
Income (loss) before income taxes	3.1%	(66.3)%
Provision for income taxes	0.2%	0.5%
Net income (loss)	2.9%	(66.8)%

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2023	2022	Percentage
Total Revenue:
Product revenue	$63.8	$48.0	33.0%
Royalties	28.2	30.4	(7.5)%
Contract and other revenue	21.8	20.6	5.8%
Total revenue	$113.8	$99.0	14.9%
Product Revenue
Product revenue consists of revenue from the sale of memory and security products.
Product revenue increased approximately $15.8 million for the three months ended March 31, 2023 as compared to the same period in 2022. The increase was due to continued market share gains of our memory interface chips.
We believe that product revenue will continue to increase for the remainder of 2023 as compared to 2022, mainly from the sale of our memory interface chips. However, our ability to continue to grow product revenue is dependent on, among other things, our ability to continue to obtain orders from customers, our ability to meet our customers’ demands and our ability to mitigate any supply chain and economic disruption.

Royalties
Royalty revenue, which includes patent and technology license royalties, decreased approximately $2.2 million for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease was primarily due to the timing and structure of license renewals.
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
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development projects. Contract and other revenue increased approximately $1.2 million for the three months ended March 31, 2023 as compared to the same period in 2022. The increase was primarily due to higher revenue associated with our Silicon IP offerings.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.
Cost of Product Revenue

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2023	2022	Percentage
Cost of product revenue	$26.4	$18.4	43.6%
Cost of product revenue are costs attributable to the sale of memory and security products. Cost of product revenue increased approximately $8.0 million for the three months ended March 31, 2023 as compared to the same period in 2022. The increase was primarily due to increases in sales volumes of our memory interface chips during the period.
In the near term, we expect costs of product revenue to continue to be higher as we expect to continue to have higher sales of our various products in 2023, as compared to 2022.
Cost of Contract and Other Revenue

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2023	2022	Percentage
Cost of contract and other revenue	$1.7	$0.6	171.0%
Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue increased approximately $1.1 million for the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to higher engineering services associated with the contracts.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.
Research and Development Expenses

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2023	2022	Percentage
Research and development expenses:
Research and development expenses	$37.7	$36.6	2.8%
Stock-based compensation	4.2	3.2	33.0%
Total research and development expenses	$41.9	$39.8	5.2%
Research and development expenses are those expenses incurred for the development of applicable technologies.

Total research and development expenses for the three months ended March 31, 2023 increased approximately $2.1 million as compared to the same period in 2022, primarily due to stock-based compensation expense of $1.0 million, increased headcount-related expenses of $0.8 million, engineering development tool costs of $0.6 million, depreciation expense of $0.4 million and allocated information technology costs of $0.3 million, offset by a decrease in engineering costs allocated to cost of revenue of $1.1 million and retention bonus expense related to acquisitions of $0.5 million.
In the near term, we expect research and development expenses to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, General and Administrative Expenses

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2023	2022	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses	$22.3	$22.4	(0.8)%
Stock-based compensation	8.7	4.5	94.7%
Total sales, general and administrative expenses	$31.0	$26.9	15.1%
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
Total sales, general and administrative expenses for the three months ended March 31, 2023 increased approximately $4.1 million as compared to the same period in 2022, primarily due to increased stock-based compensation expense of $4.2 million and headcount-related expenses of $0.8 million, offset by a decrease in acquisition-related costs of $0.9 million.
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
Amortization of Acquired Intangible Assets

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2023	2022	Percentage
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$3.5	$3.4	5.4%
Amortization of acquired intangible assets included in total operating expenses	0.4	0.4	NM*
Total amortization of acquired intangible assets	$3.9	$3.8	4.1%
_________________________________________
NM* — percentage is not meaningful
Amortization expense is related to various acquired IP. Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the three months ended March 31, 2023 remained flat as compared to the same period in 2022.

Change in Fair Value of Earn-Out Liability

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2023	2022	Percentage
Change in fair value of earn-out liability	$6.9	$1.2	NM*
_________________________________________
NM* — percentage is not meaningful
The change in the fair value of the earn-out liability related to the PLDA acquisition, which is subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, is remeasured on a quarterly basis. For the three months ended March 31, 2023, the change in fair value reflects the remeasurement adjustment relating to the remaining two years of the earn-out period. For the three months ended March 31, 2022, the change in fair value reflects the remeasurement adjustment relating to the three years of the earn-out period. As a result of the remeasurements, we recorded an additional expense of $6.9 million and $1.2 million in our unaudited condensed consolidated statements of operations during the three months ended March 31, 2023 and 2022, respectively.
Interest and Other Income (Expense), Net

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2023	2022	Percentage
Interest income and other income (expense), net	$2.2	$1.4	58.9%
Loss on extinguishment of debt	—	(66.5)	(100.0)%
Loss on fair value adjustment of derivatives, net	(0.2)	(8.3)	(97.1)%
Interest expense	(0.4)	(0.6)	(37.0)%
Interest and other income (expense), net	$1.5	$(74.0)	NM*
_________________________________________
NM* — percentage is not meaningful
Interest income and other income (expense), net, consists primarily of interest income of $0.9 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively, due to the significant financing component of licensing agreements. Interest income and other income (expense), net, also includes interest income from our investment portfolios and any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies.
The $0.2 million loss on fair value adjustment of derivatives, net, related to the settlement of the remaining outstanding warrants in the first quarter of 2023. The $66.5 million loss on extinguishment of debt and the $8.3 million loss on fair value adjustment of derivatives, net, related to the repurchases of $123.1 million aggregate principal amount of our 1.375% Convertible Senior Notes due 2023 (the “2023 Notes”) during the first quarter of 2022 and the settlement of the related convertible senior note hedges and warrants in the same period.
Interest expense consists primarily of interest expense associated with the non-cash interest expense related to the amortization of the debt issuance costs on the 2023 Notes, as well as the coupon interest related to these notes. The remaining outstanding 2023 Notes were paid in full upon maturity in the first quarter of 2023. Refer to Note 9. “Convertible Notes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.
Provision for Income Taxes

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2023	2022	Percentage
Provision for income taxes	$0.2	$0.5	(60.9)%
Effective tax rate	5.8%	(0.8)%

The provision for income taxes reported for the three months ended March 31, 2023, was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2023 and indefinite-lived intangible tax amortization expense. Our income tax provision for the three months ended March 31, 2023 and 2022, reflected an effective tax rate of 5.8% and (0.8)%, respectively. Our effective tax rate for the three months ended March 31, 2023, differed from the U.S. statutory rate primarily due to foreign tax credits and the full valuation allowance against U.S. deferred tax assets. Our effective tax rate for the three months ended March 31, 2022, differed from the statutory rate primarily due to foreign tax credits and the full valuation allowance against U.S. deferred tax assets.
During the three months ended March 31, 2023 and 2022, we paid withholding taxes of $5.4 million and $5.0 million, respectively.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. As of March 31, 2023, we continue to maintain a full valuation allowance on our U.S. federal and California deferred tax assets as we do not yet believe that there is sufficient evidence to determine that it is more likely than not that they will be realized. We weighed both positive and negative evidence and determined that there is a continued need for a valuation allowance as we are in a cumulative loss position over the previous three years, which is considered significant negative evidence. Although the weight of negative evidence related to cumulative losses has decreased as our profitability has improved, we believe that the cumulative losses and other negative evidence outweigh the positive evidence of projections of future profitability and, as such, we have maintained a full valuation allowance against our U.S. federal and California deferred tax assets. However, if we sustain recent improvements in our operating results, conditioned on our continued growth within our memory interface chips and Silicon IP product offerings, signing new or renewing existing license agreements and managing costs, we believe a reasonable possibility exists that sufficient positive evidence may become available to reach a conclusion that could lead to the reversal of almost all of our valuation allowance during 2023. Should we determine that it is more likely than not that we would be able to realize our deferred tax assets, it would result in the reversal of the valuation allowance, a corresponding material non-cash income tax benefit and the recording of additional deferred tax assets on the balance sheet in the period such determination is made.
We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.

Liquidity and Capital Resources

	As of
(In millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$99.9	$125.3
Marketable securities	192.2	187.9
Total cash, cash equivalents and marketable securities	$292.1	$313.2

	Three Months Ended
	March 31,
(In millions)	2023	2022
Net cash provided by operating activities	$38.9	$42.6
Net cash provided by (used in) investing activities	$(10.7)	$204.8
Net cash used in financing activities	$(54.2)	$(175.9)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the three months ended March 31, 2023, were funded primarily from cash collected from our customers.
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
On September 9, 2022, we entered into an accelerated share repurchase program with Wells Fargo Bank, National Association (“Wells Fargo”) (the “2022 ASR Program”). The 2022 ASR Program was part of the share repurchase program previously authorized by our Board on October 29, 2020. Under the 2022 ASR Program, we pre-paid to Wells Fargo the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.1 million shares of our common stock from Wells Fargo in the third quarter of 2022, which were retired and recorded as an $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. The 2022 ASR Program was completed during the fourth quarter of 2022.
As of March 31, 2023, there remained an outstanding authorization to repurchase approximately 9.7 million shares of our outstanding common stock under the 2020 Repurchase Program. Refer to “Share Repurchase Program” below.
Operating Activities
Cash provided by operating activities of $38.9 million for the three months ended March 31, 2023, was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the three months ended March 31, 2023 primarily included decreases in unbilled receivables, offset by decreases in accounts payable, accrued salaries and benefits, deferred revenue and other liabilities, and increases in inventories, accounts receivable, and prepaids and other current assets.
Cash provided by operating activities of $42.6 million for the three months ended March 31, 2022, was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the three months ended March 31, 2022 primarily included decreases in unbilled receivables, inventories and increases in accounts payable, offset by increases in accounts receivable, and decreases in accrued salaries and benefits and deferred revenue.
Investing Activities
Cash used in investing activities of $10.7 million for the three months ended March 31, 2023, consisted of purchases of available-for-sale marketable securities of $45.6 million and $7.7 million paid to acquire property, plant and equipment, offset by proceeds from the sale and maturities of available-for-sale marketable securities of $24.5 million and $18.1 million, respectively.
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
Financing Activities
Cash used in financing activities of $54.2 million for the three months ended March 31, 2023, was primarily due to $30.7 million in payments of taxes on restricted stock units, $10.7 million paid for the retirement of the remaining outstanding warrants, $10.4 million in aggregate principal amount paid upon maturity of the remaining outstanding 2023 Notes, and $3.2 million paid under installment payment arrangements to acquire fixed assets, offset by $0.8 million in proceeds from the issuance of common stock under equity incentive plans.
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

Contractual Obligations
As of March 31, 2023, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2023	2024	2025	2026	2027
Contractual obligations (1) (2) (3)
Other contractual obligations	$3,960	$3,360	$600	$—	$—	$—
Software licenses (4)	39,370	14,835	16,452	8,083	—	—
Acquisition retention bonuses (5)	5,364	2,507	2,507	350	—	—
Total	$48,694	$20,702	$19,559	$8,433	$—	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $21.1 million, including $19.8 million recorded as a reduction of long-term deferred tax assets and $1.3 million in long-term income taxes payable as of March 31, 2023. As noted in Note 13, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.
(2)    For our lease commitments as of March 31, 2023, refer to Note 8, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
(3)    During the three months ended March 31, 2023, the Company paid upon maturity the remaining $10.4 million in aggregate principal amount of the 2023 Notes. Refer to Note 9, “Convertible Notes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.
(4)    We have commitments with various software vendors for agreements generally having terms longer than one year. As of March 31, 2023, approximately $15.6 million of the fair value of the software licenses was included in other current liabilities and $19.1 million was included in other long-term liabilities, in the accompanying unaudited condensed consolidated balance sheet of this Form 10-Q.
(5)    In connection with the acquisition of Hardent in the second quarter of 2022 and the acquisitions of AnalogX and PLDA in the third quarter of 2021, we are obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions, including the condition of employment.

Share Repurchase Program
On October 29, 2020, our Board approved the 2020 Repurchase Program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by the Board in January 2015 and canceled the remaining shares outstanding as part of the previous authorization. During the three months ended March 31, 2023,we did not repurchase any shares of our common stock under the 2020 Repurchase Program.
On September 9, 2022, we entered into the 2022 ASR Program with Wells Fargo. The 2022 ASR Program was part of the share repurchase program previously authorized by our Board on October 29, 2020. Under the 2022 ASR Program, we pre-paid to Wells Fargo the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.1 million shares of our common stock from Wells Fargo in the third quarter of 2022, which were retired and recorded as an $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the fourth quarter of 2022, the accelerated share repurchase program was completed and we received an additional 0.1 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program.
As of March 31, 2023, there remained an outstanding authorization to repurchase approximately 9.7 million shares of our outstanding common stock under the 2020 Repurchase Program.

We record share repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.
Warrants
Subsequent to the settlement of the remaining 2023 Notes upon their maturity, we entered into agreements with the bank counterparties (the “Counterparties”) to retire the remaining outstanding warrants that we had previously entered into with the Counterparties in connection with the issuance of the 2023 Notes. Upon settlement, we paid $10.7 million in cash for the retirement of the remaining warrants during the three months ended March 31, 2023.
Refer to Note 9, “Convertible Notes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) goodwill, (3) intangible assets, (4) income taxes, (5) stock-based compensation and (6) business combinations. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, primarily arising from the effect of interest rate fluctuations on our investment portfolio. Interest rate fluctuation may arise from changes in the market’s view of the quality of the security issuer, the overall economic outlook, and the time to maturity of our portfolio. We mitigate this risk by investing only in high quality, highly liquid instruments. We may make investments in time deposits, U.S. government-sponsored obligations, and corporate notes, bonds and commercial paper with maturities up to 36 months. However, we bias our investment portfolio to shorter maturities. The majority of our investments are U.S. dollar denominated.
Our policy specifically prohibits trading securities for the sole purpose of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss, similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of March 31, 2023, we had an investment portfolio of fixed income marketable securities of $209.3 million, including cash equivalents and time deposits. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of March 31, 2023, the fair value of the portfolio would decline by approximately $0.8 million. Actual results may differ materially from this sensitivity analysis.
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk, other than as noted in the paragraph below. Our overseas operations consist primarily of international business operations in France, the Netherlands and the United Kingdom, design centers in Canada, India, Bulgaria and Finland and small business development offices in Australia, China, Japan, South Korea and Taiwan. We monitor our foreign currency exposure and, as disclosed below, we have entered into foreign currency forward contracts to partially mitigate the exposure in currencies where we believe this is appropriate.
Since the first quarter of 2023, we enter into foreign currency forward contracts (the “Contracts”) to manage our exposure related to certain foreign currency denominated monetary assets (the “Hedging Program”) and to minimize the related impact of foreign currency fluctuations on our earnings. The hedged monetary assets primarily consist of certain euro-denominated cash and accounts receivable balances. We enter into Contracts at the end of each month, and they have a duration of approximately one month at inception. As of March 31, 2023, the total local currency amount of the outstanding Contract was €9.1 million, and its total notional value was $9.7 million. Given the short duration such contracts are outstanding in relation to changes in potential market rates, the change in their fair value was deemed immaterial and was not reflected either as an asset or a liability in the accompanying unaudited condensed consolidated balance sheet of this Form 10-Q. Additionally, the effect of a hypothetical 1% change in the euro as compared to the U.S. dollar as of March 31, 2023 would not have a material impact on our financial statements as the effect of foreign currency rate changes on our Contracts is expected to offset the effect of foreign currency rate changes on the hedged items. Actual results may differ materially from this sensitivity analysis. Refer to Note 7, “Fair Value of Financial Instruments,” and Note 15, “Derivative Instruments and Hedging Activities,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, data centers, networks, tablets, handheld devices, mobile applications, gaming and graphics, high-definition televisions, cryptography and data security. The electronics industry is intensely competitive and has been impacted by rapid technological change, short product life cycles, cyclical market patterns, price erosion and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers’ products and the financial resources of such customers. In particular, DRAM manufacturers, which such customers make up a significant part of our revenue, are prone to significant business cycles and have suffered material losses and other adverse effects to their businesses, leading to industry consolidation from time-to-time that may result in loss of revenue under our existing license agreements or loss of target customers. As a result of ongoing competition in the industries in which we operate and volatility in various economies around the world, we may achieve reduced market share, a reduced number of licenses or may experience tightening of customers’ operating budgets, difficulty or inability of our customers to pay our licensing fees, reduction in downstream demand, lengthening of the approval process for new products and licenses and consolidation among our customers. All of these factors may adversely affect the demand for our products and technologies and may cause us to experience substantial fluctuations in our operating results and financial condition.
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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 61% and 59% of our revenue for the three months ended March 31, 2023 and 2022, respectively. Additionally, our top five customers represented approximately 58% and 56% of our revenue for the years ended December 31, 2022 and 2021, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future. Our customers’ demand for our products may fluctuate due to factors beyond our control. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. A disruption in our relationship with any of our customers could adversely affect our business. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold or the demand for our products. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers, or any significant reduction in orders from, or a shift in product mix by, customers could have a material adverse effect on our on our operating results and financial condition.
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
Our business model continues to transform towards greater reliance on product revenue. Our memory interface chips resulted in meaningful growth in 2022 and we anticipate our memory interface chips will contribute to continued growth in 2023. If sales of our memory interface chips do not grow as anticipated, then our business could suffer as a result. Our business could be harmed if we are unable to develop and utilize new technologies that address the needs of our customers, or our competitors or customers develop and utilize new technologies more effectively or more quickly than we can. A transition by our customers to different business models could also result in reduced revenue. We cannot guarantee that we will be successful in keeping pace with all, or any, of the customer trends. Any investments made to enhance or develop new technologies that are not successful could have an adverse effect on our operating results and financial condition.
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
While our business model continues to transform towards greater reliance on product revenue, a large portion of our revenue consists of fees paid for access to our patented technologies, existing technology and other development and support services we provide to our customers. Our ability to secure and renew the licenses from which our revenue is derived depends on our customers adopting our technology and using it in the products they sell. If customers do not upgrade or enhance their product offerings to include such technologies, our revenue and operating results may be adversely affected. Once secured, license revenue may be negatively affected by factors within and outside our control, including reductions in our customers’ sales prices, sales volumes, our failure to timely complete engineering deliverables, and the actual terms of such licenses themselves. In addition, our licensing cycle for new licensees, as well as for renewals for existing licensees is lengthy, costly and unpredictable. We cannot provide any assurance that we will be successful in signing new license agreements or renewing existing license agreements on equal or favorable terms or at all. If we do not achieve our revenue goals, our results of operations could decline.
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
Also, a portion of our revenue comes from development and support services provided to our customers. Depending upon the nature of the services, a portion of the related revenue may be recognized ratably over the support period, or may be recognized according to contract revenue accounting. Contract revenue accounting may result in deferral of the service fees until the completion of the contract, or may result in the recognition of service fees over the period in which services are performed on a percentage-of-completion basis.
We may fail to meet our publicly announced guidance or other expectations about our business, which would likely cause our stock price to decline.
We provide guidance regarding our expected financial and business performance including our anticipated future revenue, operating expenses and other financial and operation metrics. Correctly identifying the key factors affecting business conditions and predicting future events is an inherently uncertain process. Any guidance that we provide may not always be accurate, or may vary from actual results, due to our inability to correctly identify and quantify risks and uncertainties to our business and to quantify their impact on our financial performance. We offer no assurance that such guidance will ultimately be accurate, and investors should treat any such guidance with appropriate caution. If we fail to meet our guidance or if we find it necessary to revise such guidance, even if such failure or revision is seemingly insignificant, investors and analysts may lose confidence in us and the market value of our common stock could be materially adversely affected.
A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.
For both the three months ended March 31, 2023 and 2022, revenue received from our international customers constituted approximately 44% of our total revenue. Additionally, for the years ended December 31, 2022 and 2021, revenue received from our international customers constituted approximately 39% and 36%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
To the extent that customer sales are not denominated in U.S. dollars, any royalties which are based on a percentage of the customers’ sales that we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our royalties. We use limited financial instruments to hedge foreign exchange rate risk, however such instruments may not be sufficient to cover such risk.
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
In addition, the U.S. government has announced controls affecting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing and supercomputing to China without an export license and added additional entities to restricted party lists. While the Company currently has not been materially adversely impacted by these new restrictions, we may be impacted in the future if such controls are expanded to cover our key products/markets.
We currently have international business and design operations in Canada, India, Finland, France, the Netherlands, Taiwan and Bulgaria, and business development operations in China, Japan, South Korea, and Taiwan. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:
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
•geopolitical instability, including changes in diplomatic and trade relationships, in particular with China and Taiwan; and
•cultural differences in the conduct of business both with customers and in conducting business in our international facilities and international sales offices.
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
Our customers depend on our support organization to resolve technical issues and provide ongoing maintenance relating to our products and services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our offerings and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers, and our business, operating results and financial position.
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
We rely on third parties for a variety of services, including our manufacturing supply chain partners and third parties within our sales and distribution channels. Some of these third parties are, and may be, our sole manufacturer or sole source of certain production materials and may be located in regions subject to geopolitical uncertainty (e.g., tensions between China and Taiwan). If we fail to manage our relationships with these manufacturers and suppliers effectively, or if they experience delays, disruptions, geopolitical changes, capacity constraints/allocation pressures or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in any of our manufacturers and suppliers’ financial or business condition could disrupt our ability to supply quality products to our customers. If we are required to change our manufacturers, we may lose revenue, incur increased costs and damage our end-customer relationships. In addition, porting to and qualifying a new manufacturer and commencing production can be an expensive and lengthy process. If our third-party manufacturers or suppliers are unable to provide us with adequate supplies of high-quality products for any other reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected. In the event these and other third parties we rely on fail to provide their services adequately, including as a result of errors in their systems, industry pressures or events beyond their control, or refuse to provide these services on terms acceptable to us, and we are not able to find suitable alternatives, our business may be materially and adversely affected. In addition, our orders may represent a relatively small percentage of the overall orders received by our manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority in the event our manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. If our manufacturers are unable to provide us with adequate supplies of high-quality products, or if we or our manufacturers are unable to obtain adequate quantities of components, it could cause a delay in our order fulfillment, in which case our business, operating results and financial condition could be adversely affected.
Semiconductor supply chain disruptions have been well publicized in the recent past. We believe that we could experience various supply constraints related to our memory interface chip business in the future. In particular, to the extent we do not have sufficient wafer and packaging substrate firm commitments from our third-party suppliers, or they are otherwise unable to provide such services and materials, we may not obtain the materials needed on our desired timelines or at reasonable prices. Large swings in demand could exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes resulting in a shortage of parts, materials, or capacity needed to manufacture our products. While we continually work with our suppliers to mitigate the impact of the supply constraints to our customer deliveries, in the event of a shortage or supply interruption from suppliers of our components, we may not be able to develop alternate sources quickly, cost-effectively, or at all. An extended period of global supply chain and economic disruption could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain.
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
We prepare our financial statements in accordance with accounting principles generally accepted in the United States and these principles are subject to interpretation by the SEC, the Financial Accounting Standards Board (“FASB”) and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or application guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For instance, we adopted ASC 606, the Revenue Standard, effective for us on January 1, 2018, on a modified retrospective basis, with a cumulative-effect adjustment to the opening balance of accumulated deficit on January 1, 2018. The Revenue Standard materially impacted the timing of revenue recognition for our fixed-fee IP licensing arrangements (including certain fixed-fee agreements that license our existing IP portfolio, as well as IP added to our portfolio during the license term) as a majority of such revenue would be recognized at inception of the license term (as opposed to over time as was the case under prior U.S. GAAP). We have enhanced the form and content of some of our guidance metrics that we provide following implementation of the Revenue Standard. We expect that any change to current revenue recognition practices may significantly increase volatility in our quarterly revenue, financial results and trends, and may impact our stock price.
We have in the past made and may in the future make acquisitions or enter into mergers, strategic investments, sales of assets, divestitures or other arrangements that may not produce expected operational benefits or operating and financial results.
From time to time, we engage in acquisitions, strategic transactions, strategic investments, divestitures and potential discussions with respect thereto. For example, in 2019, we acquired Northwest Logic, Inc. (“Northwest Logic”) and the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure. Further, we acquired AnalogX Inc. (“AnalogX”) in July 2021, PLDA Group (“PLDA”) in August 2021, and Hardent, Inc. (“Hardent”) in May 2022. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become accretive for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, including if we are unable to close any pending acquisitions. For example, for any pending or completed acquisitions, we may discover unidentified issues not discovered in due diligence, and we may be subject to regulatory approvals or liabilities that are not covered by indemnification protection or become subject to litigation.
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

•negative changes in general economic conditions in the regions or the industries in which we or our acquired business operate;
•the need to determine an alternative strategy if an acquisition does not meet our expectations;
•potential failure of our due diligence processes to identify significant issues with the acquired assets or company; and
•impairment of relationships with, or loss of our acquired business’ employees, vendors and customers, as a result of our acquisition or investment.
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
Acts of terrorism, climate-change related risk, widespread illness, or global pandemics, war and any event that causes failures or interruption in our network infrastructure and technology systems could have a negative effect at our international and domestic facilities and could harm our business, financial condition, and operating results.
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
Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office (“USPTO”) and/or the European Patent Office (the “EPO”). Any re-examination or inter partes review proceedings may be initiated by the USPTO’s Patent Trial and Appeal Board (“PTAB”). The PTAB and the related former Board of Patent Appeals and Interferences have previously issued decisions in a few cases, finding some challenged claims of our patents to be valid, and others to be invalid. Decisions of the PTAB are subject to further USPTO proceedings and/or appeal to the Court of Appeals for the Federal Circuit. A final adverse decision, not subject to further review and/or appeal, could invalidate some or all of the challenged patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in any IP litigation. If a significant number of such patents are impaired, our ability to enforce or license our IP would be significantly weakened and could cause our revenue to decline substantially.
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
Any dispute regarding our products or services may require us to indemnify certain customers, the cost of which could severely hamper our business operations and financial condition.
In any potential dispute involving our products, our customers could also become the target of litigation. Some of our agreements provide for indemnification, and some require us to provide technical support and information to a customer that is involved in litigation involving use of our technology. In addition, we may be exposed to indemnification obligations, risks and liabilities that were unknown at the time that we acquired assets or businesses for our operations. Any of these indemnification and support obligations could result in substantial and material expenses. In addition to the time and expense required for us to indemnify or supply such support to our customers, a customer’s development, marketing and sales of licensed semiconductors, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely hamper our business operations and financial condition as a result of lower or no royalty payments.
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
We and certain of our current and former officers and directors, as well as our current independent auditors, have been subject to several stockholder derivative actions, securities fraud class actions and/or individual lawsuits filed in federal court. The complaints generally alleged that the defendants violated the federal and state securities laws and stated state law claims for fraud and breach of fiduciary duty. Although to date these complaints have either been settled or dismissed, the amount of time to resolve any future lawsuits is uncertain, and these matters could require significant management and financial resources. Unfavorable outcomes and significant judgments, settlements and legal expenses in litigation related to any future securities law claims could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our common stock.
Participation in standards setting organizations may subject us to IP licensing requirements or limitations that could adversely affect our business and prospects.
In the course of our participation in the development of emerging standards for some of our present and future products, we may be obligated to grant to all other participants a license to our patents that are essential to the practice of those standards on reasonable and non-discriminatory, or RAND, terms. As a result of such obligations, we may be required to license our patents or other IP to others in the future, which could limit the value of the patents and effectiveness of our patents against competitors.

Risks Associated with Capitalization Matters
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
•changes in macroeconomic conditions, increased risk of recession, and geopolitical issues, including the effects of tensions between China and Taiwan;
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
Our amended and restated certificate of incorporation and amended and restated bylaws, Delaware law, and certain other agreements contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.
Our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law contain provisions that might enable our management to discourage, delay or prevent a change in control. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Pursuant to such provisions:
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

•nominations for election to our board of directors and the submission of matters to be acted upon by stockholders at a meeting are subject to advance notice requirements, including compliance with the “universal proxy rules” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings;
•certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws, such as notice to stockholders, the ability to call a stockholder meeting, advance notice requirements and action of stockholders by written consent may only be amended with the approval of stockholders holding 66 2/3% of our outstanding voting stock;
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):
•any derivative action or proceeding brought on behalf of us;
•any action asserting a claim of breach of a fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended from time to time); and
•any action asserting a claim against us that is governed by the internal affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.
Our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.
These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant dated April 27, 2023.

3.2(1)	Amended and Restated Bylaws of Registrant dated April 27, 2023.

10.1+	Amendment 2 to Semiconductor Patent License Agreement, dated March 31, 2023, between Registrant and SK hynix

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

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

(1)	Incorporated by reference to the Form 8-K filed on May 2, 2023.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	May 5, 2023	By:	/s/ Desmond Lynch
Desmond Lynch
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)