Form 10-Q
period 2023-06-30
RAMBUS INC
filed 2023-08-04
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 109,131,476 as of June 30, 2023.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$122,190	$125,334
Marketable securities	210,437	187,892
Accounts receivable	63,929	55,368
Unbilled receivables	94,553	125,698
Inventories	33,527	20,900
Prepaids and other current assets	11,829	12,022
Total current assets	536,465	527,214
Intangible assets, net	42,992	50,880
Goodwill	292,040	292,040
Property, plant and equipment, net	87,167	86,255
Operating lease right-of-use assets	21,598	24,143
Deferred tax assets	140,405	3,031
Unbilled receivables	3,298	25,222
Other assets	3,151	3,809
Total assets	$1,127,116	$1,012,594
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,643	$24,815
Accrued salaries and benefits	22,251	20,502
Convertible notes	—	10,378
Deferred revenue	16,779	23,861
Income taxes payable	12,942	18,137
Operating lease liabilities	4,098	5,024
Other current liabilities	27,731	23,992
Total current liabilities	101,444	126,709
Long-term operating lease liabilities	27,160	29,079
Long-term income taxes payable	1,973	5,892
Deferred tax liabilities	5,819	24,964
Other long-term liabilities	45,162	46,653
Total liabilities	181,558	233,297
Commitments and contingencies (Notes 8, 10 and 14)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; issued and outstanding: no shares at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; issued and outstanding: 109,131,476 shares at June 30, 2023 and 107,610,356 shares at December 31, 2022	109	108
Additional paid-in capital	1,301,013	1,297,408
Accumulated deficit	(352,535)	(513,256)
Accumulated other comprehensive loss	(3,029)	(4,963)
Total stockholders’ equity	945,558	779,297
Total liabilities and stockholders’ equity	$1,127,116	$1,012,594
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Revenue:
Product revenue	$54,978	$53,302	$118,753	$101,271
Royalties	40,672	48,038	68,841	78,502
Contract and other revenue	24,182	19,792	46,000	40,409
Total revenue	119,832	121,132	233,594	220,182
Cost of revenue:
Cost of product revenue	18,743	20,417	45,166	38,814
Cost of contract and other revenue	1,294	974	2,985	1,598
Amortization of acquired intangible assets	3,561	3,421	7,123	6,799
Total cost of revenue	23,598	24,812	55,274	47,211
Gross profit	96,234	96,320	178,320	172,971
Operating expenses:
Research and development	41,576	39,538	83,474	79,353
Sales, general and administrative	26,187	26,305	57,151	53,211
Amortization of acquired intangible assets	382	417	764	826
Restructuring and other charges	9,494	—	9,494	—
Change in fair value of earn-out liability	6,900	(5,500)	13,800	(4,300)
Total operating expenses	84,539	60,760	164,683	129,090
Operating income	11,695	35,560	13,637	43,881
Interest income and other income (expense), net	2,236	2,738	4,397	4,098
Loss on extinguishment of debt	—	—	—	(66,497)
Loss on fair value adjustment of derivatives, net	—	—	(240)	(8,283)
Interest expense	(376)	(348)	(757)	(953)
Interest and other income (expense), net	1,860	2,390	3,400	(71,635)
Income (loss) before income taxes	13,555	37,950	17,037	(27,754)
Provision for (benefit from) income taxes	(155,325)	2,930	(155,124)	3,444
Net income (loss)	$168,880	$35,020	$172,161	$(31,198)
Net income (loss) per share:
Basic	$1.55	$0.32	$1.59	$(0.28)
Diluted	$1.51	$0.31	$1.55	$(0.28)
Weighted-average shares used in per share calculation:
Basic	109,039	110,447	108,561	110,170
Diluted	111,601	112,715	111,373	110,170
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Net income (loss)	$168,880	$35,020	$172,161	$(31,198)
Other comprehensive income (loss):
Foreign currency translation adjustment	125	(676)	330	(969)
Unrealized gain (loss) on marketable securities, net of tax	381	(749)	1,604	(3,317)
Total comprehensive income (loss)	$169,386	$33,595	$174,095	$(35,484)
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at March 31, 2023	108,845	$109	$1,286,570	$(521,415)	$(3,535)	$761,729
Net income	—	—	—	168,880	—	168,880
Foreign currency translation adjustment	—	—	—	—	125	125
Unrealized gain on marketable securities, net of tax	—	—	—	—	381	381
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	286	—	3,068	—	—	3,068
Stock-based compensation	—	—	11,375	—	—	11,375
Balances at June 30, 2023	109,131	$109	$1,301,013	$(352,535)	$(3,029)	$945,558

	For the Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at March 31, 2022	110,235	$110	$1,272,353	$(475,024)	$(4,313)	$793,126
Net income	—	—	—	35,020	—	35,020
Foreign currency translation adjustment	—	—	—	—	(676)	(676)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(749)	(749)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	293	1	2,800	—	—	2,801
Stock-based compensation	—	—	8,636	—	—	8,636
Balances at June 30, 2022	110,528	$111	$1,283,789	$(440,004)	$(5,738)	$838,158

	For the Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2022	107,610	$108	$1,297,408	$(513,256)	$(4,963)	$779,297
Net income	—	—	—	172,161	—	172,161
Foreign currency translation adjustment	—	—	—	—	330	330
Unrealized loss on marketable securities, net of tax	—	—	—	—	1,604	1,604
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	1,323	1	(26,838)	—	—	(26,837)
Stock-based compensation	—	—	24,438	—	—	24,438
Issuance of common stock in connection with the payment of year 1 earn-out related to the PLDA Group acquisition	198	—	5,022	—	—	5,022
Issuance of common stock in connection with the maturity of the convertible senior notes related to the settlement of the in-the-money conversion feature of the convertible senior notes	284	—	—	—	—	—
Exercise of the convertible senior note hedges in connection with the conversion of convertible senior notes and retirement of the corresponding shares	(284)	—	11,440	(11,440)	—	—
Retirement of warrants	—	—	(10,457)	—	—	(10,457)
Balances at June 30, 2023	109,131	$109	$1,301,013	$(352,535)	$(3,029)	$945,558

	For the Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2021	109,292	$109	$1,298,966	$(435,227)	$(1,452)	$862,396
Net loss	—	—	—	(31,198)	—	(31,198)
Foreign currency translation adjustment	—	—	—	—	(969)	(969)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(3,317)	(3,317)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	1,236	2	(12,701)	—	—	(12,699)
Stock-based compensation	—	—	16,414	—	—	16,414
Retirement of convertible senior note hedges	—	—	62,011	—	—	62,011
Retirement of warrants	—	—	(46,356)	—	—	(46,356)
Cumulative effect adjustment from the adoption of ASC 2020-06	—	—	(34,545)	26,421	—	(8,124)
Balances at June 30, 2022	110,528	$111	$1,283,789	$(440,004)	$(5,738)	$838,158
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$172,161	$(31,198)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	24,438	16,414
Depreciation	18,678	14,889
Amortization of intangible assets	7,888	7,624
Loss on extinguishment of debt	—	66,497
Loss on fair value adjustment of derivatives, net	240	8,283
Deferred income taxes	(156,519)	1,210
Change in fair value of earn-out liability	13,800	(4,300)
Other	489	1,452
Change in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(8,540)	(18,436)
Unbilled receivables	53,070	46,962
Prepaids and other current assets	(449)	2,850
Inventories	(12,627)	(756)
Accounts payable	(9,204)	7,425
Accrued salaries and benefits and other liabilities	5,126	(2,973)
Income taxes payable	(9,158)	(10,267)
Deferred revenue	(7,200)	(3,263)
Operating lease liabilities	(2,845)	(3,300)
Net cash provided by operating activities	89,348	99,113
Cash flows from investing activities:
Purchases of property, plant, and equipment	(14,487)	(6,433)
Acquisition of intangible assets	—	(3,000)
Acquisition of business, net of cash acquired	—	(15,932)
Purchases of marketable securities	(137,241)	(56,661)
Maturities of marketable securities	29,155	45,324
Proceeds from sales of marketable securities	87,591	204,091
Net cash provided by (used in) investing activities	(34,982)	167,389
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	5,084	3,730
Payments of taxes on restricted stock units	(31,921)	(16,429)
Payments under installment payment arrangements	(7,931)	(7,343)
Payments for settlement and repurchase of convertible senior notes	(10,381)	(199,111)
Proceeds from retirement of convertible senior note hedges	—	72,415
Payments for settlement of warrants	(10,697)	(55,148)
Payment of deferred purchase consideration from acquisition	(2,450)	—
Net cash used in financing activities	(58,296)	(201,886)
Effect of exchange rate changes on cash and cash equivalents	426	(1,054)
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,504)	63,562
Cash, cash equivalents and restricted cash at beginning of period	125,694	108,264
Cash, cash equivalents and restricted cash at end of period	$122,190	$171,826

Non-cash operating, investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$33,256	$37,896
Issuance of common stock in connection with the payment of year 1 earn-out related to the PLDA Group acquisition	$5,022	$—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$—	$5,301

Reconciliation of the cash, cash equivalents and restricted cash balances as of June 30, 2023 and December 31, 2022:
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$122,190	$125,334
Restricted cash	—	360
Cash, cash equivalents and restricted cash	$122,190	$125,694

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
The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and Note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2022.

2. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of June 30, 2023.
The Company’s contract balances were as follows:

	As of
(In thousands)	June 30, 2023	December 31, 2022
Unbilled receivables	$97,851	$150,920
Deferred revenue	18,217	25,421
During the six months ended June 30, 2023, the Company recognized $17.0 million of revenue that was included in the contract balances as of December 31, 2022. During the six months ended June 30, 2022, the Company recognized $17.8 million of revenue that was included in the contract balances as of December 31, 2021.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $29.0 million as of June 30, 2023, which the Company primarily expects to recognize over the next 2 years.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Net income (loss) per share:
Numerator:
Net income (loss)	$168,880	$35,020	$172,161	$(31,198)
Denominator:
Weighted-average shares outstanding - basic	109,039	110,447	108,561	110,170
Effect of potentially dilutive common shares	2,562	2,268	2,812	—
Weighted-average shares outstanding - diluted	111,601	112,715	111,373	110,170
Basic net income (loss) per share	$1.55	$0.32	$1.59	$(0.28)
Diluted net income (loss) per share	$1.51	$0.31	$1.55	$(0.28)
During the six months ended June 30, 2022, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to the Company’s common stockholders because the impact of including them would have been anti-dilutive (in thousands):

Six Months Ended
June 30,
(In thousands)	2022
Stock options	286
Restricted stock units	1,990
Potentially issuable shares related to the in-the-money conversion feature of convertible notes	724
Contingently issuable ESPP shares	19
Total	3,019
The shares in the tables above did not include the principal amount of the Company’s 2023 Notes (“the 2023 Notes”) as the principal amount of the 2023 Notes must be paid in cash. The Company settled the conversion of the remaining $10.4 million aggregate principal amount of the 2023 Notes in the first quarter of 2023. Accordingly, the Company delivered approximately 0.3 million shares of the Company's common stock as settlement related to the in-the-money conversion feature of the 2023 Notes and received an equal amount of shares due to the settlement of the convertible senior note hedges. The Company included dilutive instruments exercised during the period in the denominator of diluted earnings (loss) per share for the period prior to exercise, and thereafter, the Company included the actual shares issued in the denominator for both basic and diluted earnings (loss) per share.

4. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the six months ended June 30, 2023:

(In thousands)	As of December 31, 2022	Adjustments to Goodwill	As of June 30, 2023
Total goodwill	$292,040	$—	$292,040

	As of June 30, 2023
(In thousands)	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Total goodwill	$313,810	$(21,770)	$292,040

Intangible Assets, Net
The components of the Company’s intangible assets as of June 30, 2023 and December 31, 2022 were as follows:

		As of June 30, 2023
(In thousands)	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Existing technology	3 to 10 years	$299,895	$(268,885)	$31,010
Customer contracts and contractual relationships	0.5 to 10 years	37,996	(37,214)	782
Trademarks	3 years	300	(300)	—
In-process research and development (“IPR&D”)	Not applicable	11,200	—	11,200
Total intangible assets		$349,391	$(306,399)	$42,992
_________________________________________
(1)    During the second quarter of 2023, the Company retired an immaterial intangible asset that was fully amortized.

		As of December 31, 2022
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$299,925	$(261,708)	$38,217
Customer contracts and contractual relationships	0.5 to 10 years	37,996	(36,533)	1,463
Trademarks	3 years	300	(300)	—
IPR&D	Not applicable	11,200	—	11,200
Total intangible assets		$349,421	$(298,541)	$50,880
Amortization expense for intangible assets for the three and six months ended June 30, 2023 was $3.9 million and $7.9 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2022 was $3.8 million and $7.6 million, respectively.
The estimated future amortization of intangible assets as of June 30, 2023 was as follows (in thousands):

Years Ending December 31:	Amount
2023 (remaining six months)	$7,533
2024	12,726
2025	6,687
2026	4,368
2027	478
Thereafter	—
Total amortizable purchased intangible assets	31,792
IPR&D	11,200
Total intangible assets	$42,992

5. Segments and Major Customers
Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of June 30, 2023, the Company has a single operating and reportable segment.

Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at June 30, 2023 and December 31, 2022, respectively, was as follows:

	As of
Customer	June 30, 2023	December 31, 2022
Customer 1	64%	*
Customer 2	*	23%
Customer 3	*	16%
Customer 4	*	14%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and six months ended June 30, 2023 and 2022, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2023	2022	2023	2022
Customer A	38%	*	25%	*
Customer B	12%	19%	15%	21%
Customer C	*	17%	*	13%
Customer D	*	13%	*	13%
__________________________________________
*    Customer accounted for less than 10% of total revenue in the period.
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
USA	$35,429	$67,285	$99,068	$122,969
South Korea	48,613	2,572	62,757	4,037
Singapore	14,718	25,719	26,046	39,764
Taiwan	4,279	10,499	10,788	15,459
China	3,399	7,600	7,654	15,805
Other	13,394	7,457	27,281	22,148
Total	$119,832	$121,132	$233,594	$220,182

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
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of June 30, 2023
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$85,826	$85,826	$—	$—
Cash equivalents:
Money market funds	23,438	23,438	—	—
U.S. Government bonds and notes	6,957	6,956	1	—
Corporate notes, bonds and commercial paper	5,969	5,969	—	—
Total cash equivalents	36,364	36,363	1	—
Total cash and cash equivalents	122,190	122,189	1	—
Marketable securities:
Time deposits	4,951	4,951	—	—
U.S. Government bonds and notes	89,592	90,546	—	(954)
Corporate notes, bonds and commercial paper	115,894	116,953	1	(1,060)
Total marketable securities	210,437	212,450	1	(2,014)
Total cash, cash equivalents and marketable securities	$332,627	$334,639	$2	$(2,014)

	As of December 31, 2022
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$94,737	$94,737	$—	$—
Cash equivalents:
Money market funds	15,763	15,763	—	—
Corporate notes, bonds and commercial paper	14,834	14,838	—	(4)
Total cash equivalents	30,597	30,601	—	(4)
Total cash and cash equivalents	125,334	125,338	—	(4)
Marketable securities:
U.S. Government bonds and notes	96,371	98,250	1	(1,880)
Corporate notes, bonds and commercial paper	91,521	93,254	7	(1,740)
Total marketable securities	187,892	191,504	8	(3,620)
Total cash, cash equivalents and marketable securities	$313,226	$316,842	$8	$(3,624)

Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	June 30, 2023	December 31, 2022
Cash	$85,826	$94,737
Cash equivalents	36,364	30,597
Total cash and cash equivalents	122,190	125,334
Marketable securities	210,437	187,892
Total cash, cash equivalents and marketable securities	$332,627	$313,226
The Company continues to invest in highly rated and highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and unrealized losses that may be other than temporary.
The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022 are as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Less than 12 months
U.S. Government bonds and notes	$43,962	$28,893	$(174)	$(23)
Corporate notes, bonds and commercial paper	87,800	45,538	(226)	(35)
Total cash equivalents and marketable securities in a continuous unrealized loss position for less than 12 months	131,762	74,431	(400)	(58)
12 months or greater
U.S. Government bonds and notes	45,631	62,588	(780)	(1,857)
Corporate notes, bonds and commercial paper	24,969	49,559	(834)	(1,709)
Total cash equivalents and marketable securities in a continuous unrealized loss position for 12 months or greater	70,600	112,147	(1,614)	(3,566)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$202,362	$186,578	$(2,014)	$(3,624)
The gross unrealized losses at June 30, 2023 and December 31, 2022 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). The Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	June 30, 2023
Due less than one year	$207,899
Due from one year through three years	15,464
Total	$223,363
Refer to Note 7, “Fair Value of Financial Instruments,” for a discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

7. Fair Value of Financial Instruments
The following table presents the financial instruments and liabilities that are carried at fair value and summarizes their valuation by the respective pricing levels as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$23,438	$23,438	$—	$—
Time deposits	4,951	—	4,951	—
U.S. Government bonds and notes	96,549	—	96,549	—
Corporate notes, bonds and commercial paper	121,863	—	121,863	—
Total assets carried at fair value	$246,801	$23,438	$223,363	$—
Liabilities carried at fair value
Earn-out consideration related to PLDA acquisition	$28,600	$—	$—	$28,600
Total liabilities carried at fair value	$28,600	$—	$—	$28,600

	As of December 31, 2022
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$15,763	$15,763	$—	$—
U.S. Government bonds and notes	96,371	—	96,371	—
Corporate notes, bonds and commercial paper	106,355	—	106,355	—
Total available-for-sale securities	$218,489	$15,763	$202,726	$—
Liabilities carried at fair value
Earn-out consideration related to PLDA acquisition	$14,800	$—	$—	$14,800
Total liabilities carried at fair value	$14,800	$—	$—	$14,800
The Company’s liabilities related to earn-out consideration are classified within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. The following table presents additional information about liabilities measured at fair value for which the Company utilizes Level 3 inputs to determine fair value, as of June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Balance as of beginning of period	$21,700	$18,100	$14,800	$16,900
Change in fair value of earn-out liability due to remeasurement	6,900	(5,500)	13,800	(4,300)
Balance as of end of period	$28,600	$12,600	$28,600	$12,600
For the three and six months ended June 30, 2023 and 2022, the changes in the fair value of the earn-out liability related to the 2021 acquisition of PLDA Group (“PLDA”), which is subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition. The fair value of the earn-out liability is remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period. The Company has classified its liability for the contingent earn-out consideration related to the PLDA acquisition within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. During the three and six months ended June 30, 2023, the Company remeasured the fair value of the earn-out liability, which resulted in additional expenses of $6.9 million and $13.8 million, respectively, in the Company’s unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2022, the Company remeasured the fair value of the earn-out liability, which resulted in expense reductions of $5.5 million and $4.3 million, respectively, in the Company’s unaudited condensed consolidated statements of operations.
The Company monitors its investments for other-than-temporary impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” in the unaudited condensed consolidated statements of operations.
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of June 30, 2023, the carrying value of the Company’s 25.0% ownership percentage was reduced to zero as the carrying value had been adjusted by an equal and offsetting amount of the Company’s share of the investee’s cumulative losses. As of December 31, 2022, the carrying value of the Company’s 25.0% ownership percentage was $0.5 million, which was included in other assets in the accompanying unaudited condensed consolidated balance sheets. The Company recorded immaterial amounts in its condensed consolidated statements of operations representing its share of the investee’s loss for the six months ended June 30, 2023 and 2022.
During the three and six months ended June 30, 2023 and 2022, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of December 31, 2022:

	As of December 31, 2022
(In thousands)	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the “2023 Notes”)	$10,381	$10,378	$19,625
The fair value of the convertible notes at each balance sheet date was determined based on recent quoted market prices for these notes which is a Level 2 measurement. As discussed in Note 9, “Convertible Notes,”, the Company settled the remaining $10.4 million aggregate principal amount of the 2023 Notes during the first quarter of 2023. As of December 31, 2022, the 2023 Notes were carried at their face value of $10.4 million, less any unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximated fair value due to their short maturities.

8. Leases
The Company leases office space, domestically and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one year and seven years. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and long-term operating lease liabilities on the Company’s unaudited condensed consolidated balance sheets. The Company does not have any finance leases.

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the unaudited condensed consolidated balance sheet as of June 30, 2023 (in thousands):

Years ending December 31,	Amount
2023 (remaining six months)	$2,896
2024	5,293
2025	5,361
2026	5,589
2027	4,751
Thereafter	13,000
Total minimum lease payments	36,890
Less: amount of lease payments representing interest	(5,632)
Present value of future minimum lease payments	31,258
Less: current obligations under leases	(4,098)
Long-term lease obligations	$27,160
As of June 30, 2023, the weighted-average remaining lease term for the Company’s operating leases was 6.8 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 5.4%.
Operating lease costs included in research and development and selling, general and administrative costs on the unaudited condensed consolidated statements of operations were $1.5 million and $1.9 million for the three months ended June 30, 2023 and 2022, respectively. Operating lease costs included in research and development and selling, general and administrative costs on the unaudited condensed consolidated statements of operations were $3.4 million and $3.8 million for the six months ended June 30, 2023 and 2022, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $3.7 million and $4.5 million for the six months ended June 30, 2023 and 2022, respectively.

9. Convertible Notes
The Company’s convertible notes are shown in the following table:

	As of
(In thousands)	June 30, 2023	December 31, 2022
2023 Notes	$—	$10,381
Unamortized debt issuance costs — 2023 Notes	—	(3)
Total convertible notes	—	10,378
Less current portion	—	10,378
Total long-term convertible notes	$—	$—
During the first quarter of 2023, the holders of the remaining $10.4 million aggregate principal amount of the 2023 Notes elected to convert the notes pursuant to the original terms of the conversion feature. Accordingly, upon maturity, the Company paid $10.4 million in cash to settle the aggregate principal amount of the 2023 Notes and delivered approximately 0.3 million shares of the Company's common stock to settle the conversion spread.
In connection with the settlement of the conversion of the remaining 2023 Notes, the Company received 0.3 million shares of the Company’s common stock for the retirement of the remaining convertible senior note hedges and paid $10.7 million in cash for the retirement of the remaining warrants during the first quarter of 2023. Additionally, the retirement of the remaining warrants was subject to derivative accounting, resulting in a loss on fair value adjustment of derivatives of $0.2 million for the six months ended June 30, 2023.

Interest expense related to the convertible notes for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
2023 Notes coupon interest at a rate of 1.375%	$—	$169	$12	$485
2023 Notes amortization of debt issuance cost	—	46	3	151
Total interest expense on convertible notes	$—	$215	$15	$636

10. Commitments and Contingencies
As of June 30, 2023, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2023	2024	2025	2026	2027
Contractual obligations (1) (2) (3)
Software licenses (4)	$33,252	$8,718	$16,452	$8,082	$—	$—
Other contractual obligations	3,489	2,889	600	—	—	—
Acquisition retention bonuses (5)	3,449	1,389	1,724	336	—	—
Total	$40,190	$12,996	$18,776	$8,418	$—	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $21.5 million, including $20.1 million recorded as a reduction of long-term deferred tax assets and $1.4 million in long-term income taxes payable as of June 30, 2023. As noted below in Note 13, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
(2)    For the Company’s lease commitments as of June 30, 2023, refer to Note 8, “Leases.”
(3)    During the first quarter of 2023, the Company paid upon maturity the remaining $10.4 million in aggregate principal amount of the 2023 Notes. Refer to Note 9, “Convertible Notes,” for additional information.
(4)    The Company has commitments with various software vendors for agreements generally having terms longer than one year. As of June 30, 2023, approximately $16.0 million of the fair value of the software licenses was included in other current liabilities and $14.2 million was included in other long-term liabilities, in the accompanying unaudited condensed consolidated balance sheet.
(5)    In connection with the acquisition of Hardent in the second quarter of 2022 and the acquisitions of AnalogX and PLDA in the third quarter of 2021, the Company is obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions, including the condition of employment.
Indemnifications
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property (“IP”) infringement or any other claim by any third party arising as a result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this may not always be possible. The fair value of the liability as of June 30, 2023 and December 31, 2022, respectively, was not material.

11. Equity Incentive Plans and Stock-Based Compensation
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2022	7,655,769
Increase in shares approved for issuance (1)	5,210,000
Nonvested equity stock and stock units granted (2) (3)	(1,987,388)
Nonvested equity stock and stock units forfeited (2)	529,072
Total shares available for grant as of June 30, 2023	11,407,453
_________________________________________
(1)    On April 27, 2023, the Company’s stockholders approved these additional shares to be reserved for issuance under the 2015 Equity Incentive Plan (the “2015 Plan”).
(2)    For purposes of determining the number of shares available for grant under the 2015 Plan against the maximum number of shares authorized, each restricted stock unit granted prior to April 27, 2023 reduces the number of shares available for grant by 1.5 shares and each restricted stock unit forfeited increases shares available for grant by 1.5 shares. Each restricted stock unit granted on or after April 27, 2023 reduces the number of shares available for grant by 1.0 shares and each restricted stock unit forfeited increases shares available for grant by 1.0 shares.
(3)    Amount includes approximately 0.2 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in the first quarter of 2023 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.
General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the six months ended June 30, 2023 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2023.

	Options Outstanding
(In thousands, except shares, per share amounts and years)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	432,443	$11.60
Options exercised	(155,205)	$11.04		$8,247
Outstanding as of June 30, 2023	277,238	$11.92	3.60	$14,485
Vested or expected to vest at June 30, 2023	277,234	$11.92	3.60	$14,485
Options exercisable at June 30, 2023	270,571	$11.88	3.54	$14,147
Employee Stock Purchase Plan
Under the 2015 Employee Stock Purchase Plan (“2015 ESPP”), the Company issued 120,569 shares at a price of $27.91 per share and 161,254 shares at a price of $19.97 per share during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, approximately 2.4 million shares under the 2015 ESPP remained available for issuance.
Stock-Based Compensation
For the six months ended June 30, 2023 and 2022, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
There were no stock options granted during the six months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense related to stock options was immaterial for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, there was $0.1 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of 0.3 years.
Employee Stock Purchase Plan
For the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.4 million and $1.0 million, respectively. For the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.4 million and $0.8 million, respectively. As of June 30, 2023, there was $0.6 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over four months.
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and six months ended June 30, 2023, the Company granted nonvested equity stock units totaling approximately 0.1 million and 1.2 million shares, respectively. During the three and six months ended June 30, 2022, the Company granted nonvested equity stock units totaling approximately 0.1 million and 1.7 million shares, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and six months ended June 30, 2023, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $2.5 million and $55.2 million, respectively. For the three and six months ended June 30, 2022, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $4.3 million and $48.9 million, respectively. During the first quarters of 2023 and 2022, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third or fourth anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of approximately $10.9 million and $23.4 million, respectively, primarily related to all outstanding nonvested equity stock grants. For the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of approximately $8.2 million and $15.5 million, respectively, related to all outstanding nonvested equity stock grants.
Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $86.9 million at June 30, 2023. This amount is expected to be recognized over a weighted-average period of 2.3 years.
The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2023:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2022	4,718,060	$22.78
Granted	1,174,026	$46.01
Vested	(1,516,751)	$24.29
Forfeited	(328,194)	$26.62
Nonvested at June 30, 2023	4,047,141	$31.32

12. Stockholders’ Equity
Share Repurchase Programs
On October 29, 2020, the Company’s board of directors (the “Board”) approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the six months ended June 30, 2023, the Company did not repurchase any shares of its common stock under the 2020 Repurchase Program.

On September 9, 2022, the Company entered into an accelerated share repurchase program with Wells Fargo Bank, National Association (“Wells Fargo”) (the “2022 ASR Program”). The 2022 ASR Program was part of the share repurchase program previously authorized by the Board on October 29, 2020. Under the 2022 ASR Program, the Company pre-paid to Wells Fargo the $100.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 3.1 million shares of its common stock from Wells Fargo in the third quarter of 2022, which were retired and recorded as an $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock. During the fourth quarter of 2022, the 2022 ASR Program was completed and the Company received an additional 0.1 million shares of its common stock, which were retired, as the final settlement of the 2022 ASR Program.
As of June 30, 2023, there remained an outstanding authorization to repurchase approximately 9.7 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.
The Company records share repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock in accordance with its accounting policy.

13. Income Taxes
The Company recorded a provision for (benefit from) income taxes of $(155.3) million and $2.9 million for the three months ended June 30, 2023 and 2022, respectively, and a provision for (benefit from) income taxes of $(155.1) million and $3.4 million for the six months ended June 30, 2023 and 2022, respectively. The benefit from income taxes for the three and six months ended June 30, 2023 was primarily driven by the valuation allowance release on U.S. deferred tax assets, as well as tax benefits from excess stock-based compensation deductions. The provision for income taxes for the three and six months ended June 30, 2022 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2022 and indefinite-lived intangible tax amortization expense.
During the three months ended June 30, 2023 and 2022, the Company paid withholding taxes of $5.0 million and $5.4 million, respectively. During the six months ended June 30, 2023 and 2022, the Company paid withholding taxes of $10.4 million and $10.3 million, respectively.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. During the second quarter of 2023, based on all available positive and negative evidence, the Company determined that it was appropriate to release the valuation allowance on the majority of the Company’s U.S. federal and other state deferred tax assets. The Company recognized a $149.4 million discrete tax benefit during the three and six months ended June 30, 2023 as a result of the valuation allowance release.
During the second quarter of 2023, the Company reached a cumulative income position over the previous three years. The cumulative three-year income is considered positive evidence, which is considered objective and verifiable, and thus received significant weighting. Additional positive evidence considered by the Company in its assessment included recent utilization of tax attribute carryforwards and future forecasts of continued profitability in the United States. Negative evidence the Company considered included economic uncertainties, including volatility of the industry, and the possibility of a recession or a decline in the market.
Upon considering the relative impact of all evidence during the second quarter of 2023, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that the majority of its deferred tax assets would be realizable, with the exception of primarily its California research and development credits and certain expiring federal tax credits that have not met the “more likely than not” realization threshold criteria. As a result, the Company released the related valuation allowance against the majority of its federal and state deferred tax assets. The effect of the valuation allowance release is included as a component of the benefit from income taxes in the accompanying unaudited condensed consolidated statement of operations.
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
As of June 30, 2023, the Company had approximately $174.7 million of unrecognized tax benefits, including $20.1 million recorded as a reduction of long-term deferred tax assets, $153.2 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea and $1.4 million recorded in long-term income taxes payable. If the Company would have recovered such benefit, which is currently estimated at $154.6 million, this benefit would have likely been reduced due to amending the Company’s U.S. Federal tax returns as a result of such recovery, offsetting most or all of the potential recovery. As a result of recent court rulings in South Korea, the Company has determined that it may be entitled to refund claims for foreign taxes previously withheld by licensees in South Korea. The Company recognizes that there are numerous risks and uncertainties associated with the ultimate collection of this refund and has therefore maintained an offsetting reserve for the entire amount of refundable withholding taxes previously withheld in South Korea. As of December 31, 2022, the Company had $164.5 million of unrecognized tax benefits, including $19.6 million recorded as a reduction of long-term deferred tax assets, $143.6 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld by licensees in South Korea and $1.3 million recorded in long-term income taxes payable.
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

14. Litigation and Asserted Claims
Rambus is not currently a party to any material pending legal proceeding; however, from time to time, Rambus may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business, operating results, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management attention and resources and other factors.
The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with accounting for contingencies.

15. Derivative Instruments and Hedging Activities
In the first quarter of 2023, the Company began using foreign currency forward contracts (the “Contracts”) to manage the Company’s exposure related to certain foreign currency denominated monetary assets (the “Hedging Program”) and to minimize the related impact of foreign currency fluctuations on the Company’s earnings. The hedged monetary assets primarily consist of certain euro-denominated cash and accounts receivable balances. The Contracts mitigate the Company’s foreign currency exposure when the Contracts are settled at their maturity by generally offsetting the gains and losses generated by the re-measurement of the underlying monetary assets.
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
The Contract outstanding as of June 30, 2023 was entered into by the Company on the last business day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates, the change in the fair value was deemed immaterial.
As of June 30, 2023, the total local currency amount of the outstanding Contract was €10.0 million, and its total notional value was $11.0 million. For the three and six months ended June 30, 2023, any gains and losses resulting from changes in fair value of the Company’s Contracts were deemed immaterial.

16. Restructuring and Other Charges
2023 Restructuring Plan
In June 2023, the Company initiated a restructuring program to reduce overall expenses, which is expected to improve future profitability by reducing the Company’s overall spending (the “2023 Restructuring Plan”). In connection with this restructuring program, the Company initiated a plan resulting in a reduction of 42 employees. During the three and six months ended June 30, 2023, the Company recorded charges of approximately $9.5 million to “Restructuring and other charges” in its unaudited condensed consolidated statement of operations, related to the reduction in workforce, as well as write-downs of obligations related to certain IP development costs and software licenses for engineering development tools. The 2023 Restructuring Plan is expected to be substantially completed in the second half of 2023.
The following table summarizes the 2023 Plan restructuring activities during the six months ended June 30, 2023:

(In thousands)	Employee Severance and Related Benefits	Other Costs	Total
Liability at December 31, 2022	$—	$—	$—
Charges	4,746	4,748	9,494
Non-cash items*	—	(948)	(948)
Payments	—	(500)	(500)
Liability at June 30, 2023	$4,746	$3,300	$8,046
_________________________________________
*    The non-cash items of $0.9 million related to the write-down of software licenses for engineering development tools.
During the six months ended June 30, 2022, the Company did not initiate any restructuring programs.

17. Acquisition
There were no acquisitions during the six months ended June 30, 2023.
2022 Acquisition
Hardent, Inc.
On May 20, 2022, (the “Closing Date”), the Company completed its acquisition of Hardent, a leading electronic design company, by acquiring all of its outstanding shares. The Company acquired Hardent for a total consideration of approximately $16.1 million, which consisted of $14.7 million in initial cash consideration paid at the Closing Date, $1.2 million deposited into an escrow account to fund indemnification obligations to be released within 18 months after the Closing Date, and $0.2 million deposited into an escrow account to fund other contractual provisions related to certain working capital adjustments. The addition of the technology and expertise from Hardent augments the Company’s CXL memory interconnect initiative.
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
The total consideration from the acquisition was allocated as of the Closing Date, and reflects adjustments made during the measurement period, as follows:

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

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2022	June 30, 2022
Total revenue	$122,136	$223,241
Net income (loss)	$34,571	$(30,398)
The pro forma net income for 2022 was adjusted to exclude $0.9 million of acquisition-related costs incurred in 2022. Consequently, the pro forma net income for 2021 was adjusted to include these costs.

18. Subsequent Event
On July 19, 2023, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Cadence Design Systems, Inc. (the “Purchaser”), pursuant to which the Company agreed to sell certain assets and the Purchaser agreed to assume certain liabilities from the Company, in each case with respect to the Company’s PHY IP business, for $110 million in cash, subject to certain adjustments and certain closing conditions (the “Transaction”). The Transaction is expected to close during the third quarter of 2023, assuming the satisfaction or waiver of the closing conditions set forth in the Purchase Agreement. While the Company expects to recognize a gain upon the closing of the Transaction that will be subject to income tax, the Company is unable to provide an estimate of the gain and tax impact at this time.

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
Executive Summary
The Company’s continued execution delivered strong results during the second quarter of 2023, driven by continued demand in our memory interface chips and our Silicon IP solutions, and continued stability from our royalties revenue.
Key second quarter 2023 financial results included:
•Revenue of $119.8 million;
•Operating expenses of $84.5 million; and
•Net cash provided by operating activities of $50.4 million.
We produced quarterly product revenue of $55.0 million, which was primarily driven by our memory interface chips.
Operational Highlights
Revenue Sources
The Company’s consolidated revenue is comprised of product revenue, royalties and contract and other revenue.
Product revenue consists primarily of memory interface chips and is an increasingly growing part of our business. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 46% and 51% of our consolidated revenue for the three and six months ended June 30, 2023, as compared to 44% and 46% for the three and six months ended June 30, 2022.

Royalty revenue is derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in term up to ten years and define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Broadcom, Cisco, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, NVIDIA, Panasonic, Phison, Qualcomm, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, and Winbond have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Revenue from royalties accounted for 34% and 29% of our consolidated revenue for the three and six months ended June 30, 2023, as compared to 40% and 36% for the three and six months ended June 30, 2022.
Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 20% of our consolidated revenue for both the three and six months ended June 30, 2023, respectively, as compared to 16% and 18% for the three and six months ended June 30, 2022, respectively.
Costs and Expenses
Cost of product revenue for the three months ended June 30, 2023, decreased approximately $1.7 million as compared to the same period in 2022, primarily due to a change in product mix. Cost of product revenue for the six months ended June 30, 2023, increased approximately $6.4 million as compared to the same period in 2022, primarily due to an increase in sales volumes of our memory interface chips, partially offset by a change in product mix during the period.
Cost of contract and other revenue for the three months ended June 30, 2023, increased approximately $0.3 million as compared to the same period in 2022. Cost of contract and other revenue for the six months ended June 30, 2023, increased approximately $1.4 million as compared to the same period in 2022. The increase in both periods was primarily due to higher engineering services associated with supporting the contracts.
Total research and development expenses for the three months ended June 30, 2023 increased approximately $2.1 million as compared to the same period in 2022, primarily due to increased headcount-related expenses of $1.0 million, stock-based compensation expense of $0.9 million, engineering development tool costs of $0.9 million, and depreciation expense of $0.5 million, offset by a decrease in consulting expenses of $0.8 million and retention bonus expense related to acquisitions of $0.6 million. Total research and development expenses for the six months ended June 30, 2023 increased approximately $4.0 million as compared to the same period in 2022, primarily due to increased stock-based compensation expense of $1.9 million, headcount-related expenses of $1.7 million, engineering development tool costs of $1.5 million, depreciation expense of $0.9 million, allocated information technology costs of $0.5 million, and facility expenses of $0.4 million, offset by an increase in engineering costs allocated to cost of revenue of $1.4 million, retention bonus expense related to acquisitions of $1.0 million, and consulting expense of $0.9 million.
Total sales, general and administrative expenses for the three months ended June 30, 2023 remained flat as compared to the same period in 2022, primarily due to increased stock-based compensation expense of $1.9 million and headcount-related expenses of $0.7 million, offset by a decrease of acquisition-related costs of $0.9 million, general legal expense of $0.5 million, consulting expense $0.3 million, recruiting expense of $0.3 million and facility expense of $0.3 million. Total sales, general and administrative expenses for the six months ended June 30, 2023 increased approximately $4.1 million as compared to the same period in 2022, primarily due to increased stock-based compensation expense of $6.1 million and headcount-related expenses of $1.5 million, offset by a decrease in acquisition-related costs of $2.0 million, consulting expenses of $0.6 million, allocated information technology costs of $0.5 million, recruiting expenses of $0.3 million and sales and marketing expenses of $0.3 million.
Intellectual Property
As of June 30, 2023, our semiconductor, security and other technologies are covered by 2,382 U.S. and foreign patents. Additionally, we have 622 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.

Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of security solutions, the use and adoption of our inventions or technologies generally, industry consolidation and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers represented approximately 66% and 59% of our revenue for the three and six months ended June 30, 2023, as compared to 63% and 58% for the three and six months ended June 30, 2022, respectively. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 70% and 58% of our total revenue for the three and six months ended June 30, 2023, as compared to 44% for both the three and six months ended June 30, 2022. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is predominantly denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
The royalties we receive from our semiconductor customers are partly a function of the adoption of our technologies by system companies. Many system companies purchase semiconductors containing our technologies from our customers and do not have a direct contractual relationship with us. Our customers generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. Several of our licensees have renewed or extended their license agreements with us during the six months ended June 30, 2023, including SK hynix and Socionext.
As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisitions that are aligned with our core business and designed to supplement our growth, including the acquisition of Hardent in the second quarter of 2022 and the acquisitions of AnalogX and PLDA in the third quarter of 2021. Similarly, we evaluate our current businesses and technologies that are not aligned with our core business for potential divestiture, such as the pending sale of our PHY IP business to Cadence, which is expected to close in the third quarter of 2023. We expect to continue to evaluate and potentially enter into strategic acquisitions or divestitures which will impact our business and operating results.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Product revenue	45.9%	44.0%	50.8%	46.0%
Royalties	33.9%	39.7%	29.5%	35.7%
Contract and other revenue	20.2%	16.3%	19.7%	18.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	15.6%	16.9%	19.3%	17.6%
Cost of contract and other revenue	1.1%	0.8%	1.3%	0.7%
Amortization of acquired intangible assets	3.0%	2.8%	3.1%	3.1%
Total cost of revenue	19.7%	20.5%	23.7%	21.4%
Gross profit	80.3%	79.5%	76.3%	78.6%
Operating expenses:
Research and development	34.7%	32.6%	35.7%	36.0%
Sales, general and administrative	21.9%	21.7%	24.5%	24.2%
Amortization of acquired intangible assets	0.3%	0.3%	0.3%	0.4%
Restructuring charges	7.9%	—%	4.1%	—%
Change in fair value of earn-out liability	5.8%	(4.4)%	5.9%	(2.0)%
Total operating expenses	70.6%	50.2%	70.5%	58.6%
Operating income	9.7%	29.3%	5.8%	20.0%
Interest income and other income (expense), net	1.9%	2.3%	1.9%	1.9%
Loss on extinguishment of debt	—%	—%	—%	(30.2)%
Loss on fair value adjustment of derivatives, net	—%	—%	(0.1)%	(3.8)%
Interest expense	(0.3)%	(0.3)%	(0.3)%	(0.5)%
Interest and other income (expense), net	1.6%	2.0%	1.5%	(32.6)%
Income (loss) before income taxes	11.3%	31.3%	7.3%	(12.6)%
Provision for (benefit from) income taxes	(129.6)%	2.4%	(66.4)%	1.6%
Net income (loss)	140.9%	28.9%	73.7%	(14.2)%

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Total revenue:
Product revenue	$55.0	$53.3	3.1%	$118.8	$101.3	17.3%
Royalties	40.7	48.0	(15.3)%	68.8	78.5	(12.3)%
Contract and other revenue	24.1	19.8	22.2%	46.0	40.4	13.8%
Total revenue	$119.8	$121.1	(1.1)%	$233.6	$220.2	6.1%
Product Revenue
Product revenue consists of revenue from the sale of memory and security products.
Product revenue increased approximately $1.7 million for the three months ended June 30, 2023 as compared to the same period in 2022. Product revenue increased approximately $17.5 million for the six months ended June 30, 2023 as compared to the same period in 2022. The increase in both periods was due to higher sales of our memory interface chips.
While we believe that product revenue will increase for the full year 2023 as compared to 2022, mainly from the sale of our memory interface chips, growth in product revenue is dependent on, among other things, the industry transition to a new generation of memory, as well as our ability to continue to obtain orders from customers, meet our customers’ demands and mitigate any supply chain and economic disruption.
Royalties
Royalty revenue, which includes patent and technology license royalties, decreased approximately $7.3 million for the three months ended June 30, 2023 as compared to the same period in 2022. Our royalty revenue decreased approximately $9.7 million for the six months ended June 30, 2023 as compared to the same period in 2022. The decrease in both periods was primarily due to the timing and structure of license renewals.
We are continuously in negotiations for licenses with prospective customers. We expect royalty revenue will continue to vary from period to period based on our success in adding new customers, renewing or extending existing agreements, as well as the level of variation in our customers’ reported shipment volumes, sales price and product mix, offset in part by the proportion of customer payments that are fixed or hybrid in nature.
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development projects. Contract and other revenue increased approximately $4.3 million for the three months ended June 30, 2023 as compared to the same period in 2022. Contract and other revenue increased approximately $5.6 million for the six months ended June 30, 2023 as compared to the same period in 2022. The increase in both periods was primarily due to higher revenue associated with our Silicon IP offerings.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.
Cost of Product Revenue

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Cost of product revenue	$18.7	$20.4	(8.2)%	$45.2	$38.8	16.4%
Cost of product revenue are costs attributable to the sale of memory and security products. Cost of product revenue decreased approximately $1.7 million for the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to a change in product mix. Cost of product revenue increased approximately $6.4 million for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to an increase in sales volumes of our memory interface chips, partially offset by a change in product mix during the period.
In the near term, we expect costs of product revenue to fluctuate due to changes in product mix and the timing of orders.
Cost of Contract and Other Revenue

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Cost of contract and other revenue	$1.3	$1.0	32.9%	$3.0	$1.6	86.8%
Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue increased approximately $0.3 million for the three months ended June 30, 2023 as compared to the same period in 2022. Cost of contract and other revenue increased approximately $1.4 million for the six months ended June 30, 2023 as compared to the same period in 2022. The increase in both periods was primarily due to higher engineering services associated with the contracts.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Research and development expenses:
Research and development expenses, excluding stock-based compensation	$37.5	$36.3	3.2%	$75.2	$73.0	3.0%
Stock-based compensation	4.1	3.2	26.8%	8.3	6.4	29.9%
Total research and development expenses	$41.6	$39.5	5.2%	$83.5	$79.4	5.2%
Research and development expenses are those expenses incurred for the development of applicable technologies.
Total research and development expenses for the three months ended June 30, 2023 increased approximately $2.1 million as compared to the same period in 2022, primarily due to increased headcount-related expenses of $1.0 million, stock-based compensation expense of $0.9 million, engineering development tool costs of $0.9 million, and depreciation expense of $0.5 million, offset by a decrease in consulting expenses of $0.8 million and retention bonus expense related to acquisitions of $0.6 million.
Total research and development expenses for the six months ended June 30, 2023 increased approximately $4.1 million as compared to the same period in 2022, primarily due to increased stock-based compensation expense of $1.9 million, headcount-related expenses of $1.7 million, engineering development tool costs of $1.5 million, depreciation expense of $0.9 million, allocated information technology costs of $0.5 million, and facility expenses of $0.4 million, offset by an increase in engineering costs allocated to cost of revenue of $1.4 million, retention bonus expense related to acquisitions of $1.0 million, and consulting expenses of $0.9 million.
In the near term, we expect research and development expenses to be higher as we continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses, excluding stock-based compensation	$19.1	$21.0	(9.4)%	$41.4	$43.5	(4.9)%
Stock-based compensation	7.1	5.3	35.2%	15.8	9.7	62.4%
Total sales, general and administrative expenses	$26.2	$26.3	(0.4)%	$57.2	$53.2	7.4%
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
Total sales, general and administrative expenses for the three months ended June 30, 2023 remained flat as compared to the same period in 2022, primarily due to increased stock-based compensation expense of $1.9 million and headcount-related expenses of $0.7 million, offset by a decrease of acquisition-related costs of $0.9 million, general legal expense of $0.5 million, consulting expense $0.3 million, recruiting expense of $0.3 million and facility expense of $0.3 million.
Total sales, general and administrative expenses for the six months ended June 30, 2023 increased approximately $4.0 million as compared to the same period in 2022, primarily due to increased stock-based compensation expense of $6.1 million and headcount-related expenses of $1.5 million, offset by a decrease in acquisition-related costs of $2.0 million, consulting expenses of $0.6 million, allocated information technology costs of $0.5 million, recruiting expenses of $0.3 million and sales and marketing expenses of $0.3 million.

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
Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$3.5	$3.4	4.1%	$7.1	$6.8	4.8%
Amortization of acquired intangible assets included in total operating expenses	0.4	0.4	—%	0.8	0.8	—%
Total amortization of acquired intangible assets	$3.9	$3.8	2.7%	$7.9	$7.6	3.4%
Amortization expense is related to various acquired IP.
Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the three and six months ended months ended June 30, 2023 remained relatively flat as compared to the same period in 2022.
Restructuring and other charges

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Restructuring and other charges	$9.5	$—	100.0%	$9.5	$—	100.0%
In June 2023, we initiated a restructuring program to reduce overall expenses which is expected to improve future profitability by reducing our overall spending (the “2023 Restructuring Plan”). In connection with this restructuring program, we initiated a plan resulting in a reduction of 42 employees. During the three and six months ended June 30, 2023, we recorded charges of approximately $9.5 million to “Restructuring and other charges” in our unaudited condensed consolidated statement of operations, related to the reduction in workforce, as well as write-downs of obligations related to certain IP development costs and software licenses for engineering development tools. The 2023 Restructuring Plan is expected to be substantially completed in the second half of 2023. Refer to Note 16, “Restructuring and Other Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.
During the six months ended June 30, 2022, we did not initiate any restructuring programs.
Change in Fair Value of Earn-Out Liability

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Change in fair value of earn-out liability	$6.9	$(5.5)	NM*	$13.8	$(4.3)	NM*
_________________________________________
NM* — percentage is not meaningful
The change in the fair value of the earn-out liability related to the PLDA acquisition, which is subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, is remeasured on a quarterly basis. For the three and six months ended June 30, 2023, the change in fair value reflected the remeasurement adjustment relating to the remaining two years of the earn-out period. For the three and six months ended June 30, 2022, the change in fair value reflected the remeasurement adjustment relating to the three years of the earn-out period. As a result of the remeasurements, we recorded additional expenses of $6.9 million and $13.8 million during the three and six months ended June 30, 2023, respectively, and expense reductions of $5.5 million and $4.3 million during the three and six months ended June 30, 2022, respectively, in our unaudited condensed consolidated statements of operations.

Interest and Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Interest income and other income (expense), net	$2.3	$2.7	(18.3)%	$4.4	$4.1	7.3%
Loss on extinguishment of debt	—	—	—%	—	(66.5)	(100.0)%
Loss on fair value adjustment of derivatives, net	—	—	—%	(0.2)	(8.3)	(97.1)%
Interest expense	(0.4)	(0.3)	8.0%	(0.8)	(0.9)	(20.6)%
Interest and other income (expense), net	$1.9	$2.4	(22.2)%	$3.4	$(71.6)	NM*
_________________________________________
NM* — percentage is not meaningful
Interest income and other income (expense), net, includes interest income from our investment portfolios and from the significant financing component of licensing agreements, as well as any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies. For the three and six months ended June 30, 2023, interest income and other income (expense), net, consisted primarily of interest income from our investment portfolios of $2.3 million and $3.9 million, respectively. For the three and six months ended June 30, 2022, interest income and other income (expense), net, consisted primarily of interest income from the significant financing component of licensing agreements of $1.5 million and $3.3 million, respectively.
The $0.2 million loss on fair value adjustment of derivatives, net, related to the settlement of the remaining outstanding warrants in the first quarter of 2023. The $66.5 million loss on extinguishment of debt and the $8.3 million loss on fair value adjustment of derivatives, net, during the six months ended June 30, 2022, related to the repurchases of $123.1 million aggregate principal amount of our 1.375% Convertible Senior Notes due 2023 (the “2023 Notes”) during the first quarter of 2022 and the settlement of the related convertible senior note hedges and warrants in the same period.
Interest expense consists primarily of interest expense associated with long term software licenses for the three and six months ended June 30, 2023. Prior to the second quarter of 2023, interest expense consisted primarily of interest expense associated with long term software licenses, the non-cash interest expense related to the amortization of the debt issuance costs on the 2023 Notes, as well as the coupon interest related to these notes. The remaining outstanding 2023 Notes were paid in full upon maturity in the first quarter of 2023. Refer to Note 9, “Convertible Notes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.
Provision for (Benefit from) Income Taxes

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Provision for (benefit from) income taxes	$(155.3)	$2.9	NM*	$(155.1)	$3.4	NM*
Effective tax rate	(1,145.9)%	7.7%		(910.5)%	(12.4)%
_________________________________________
NM* — percentage is not meaningful
The benefit from income taxes for the three and six months ended June 30, 2023 was primarily driven by the valuation allowance release on our U.S. deferred tax assets, as well as tax benefits from excess stock-based compensation deductions. Our income tax benefit for the three and six months ended June 30, 2023 reflected an effective tax rate of (1,145.9)% and (910.5)%, respectively. Our income tax provision for the three and six months ended June 30, 2022 reflected an effective tax rate of 7.7% and (12.4)%, respectively. Our effective tax rate for the three and six months ended June 30, 2023 differed from the U.S. statutory rate primarily due to the valuation allowance release on U.S. deferred tax assets. Our effective tax rate for the three and six months ended June 30, 2022, differed from the statutory rate primarily due to foreign tax credits and the full valuation allowance against U.S. deferred tax assets.
During the three months ended June 30, 2023 and 2022, we paid withholding taxes of $5.0 million and $5.4 million, respectively. During the six months ended June 30, 2023 and 2022, we paid withholding taxes of $10.4 million and $10.3 million, respectively.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. During the second quarter of 2023, based on all available positive and negative evidence, we determined that it was appropriate to release the valuation allowance on the majority of our U.S. federal and other state deferred tax assets. We recognized a $149.4 million discrete tax benefit during the three and six months ended June 30, 2023 as a result of the valuation allowance release.
During the second quarter of 2023, we reached a cumulative income position over the previous three years. The cumulative three-year income is considered positive evidence, which is considered objective and verifiable, and thus received significant weighting. Additional positive evidence considered by us in our assessment included recent utilization of tax attribute carryforwards and future forecasts of continued profitability in the United States. Negative evidence we considered included economic uncertainties, including volatility of the industry, and the possibility of a recession or a decline in the market.
Upon considering the relative impact of all evidence during the second quarter of 2023, both negative and positive, and the weight accorded to each, we concluded that it was more likely than not that the majority of our deferred tax assets would be realizable, with the exception of primarily our California research and development credits and certain expiring federal tax credits that have not met the “more likely than not” realization threshold criteria. As a result, we released the related valuation allowance against the majority of our federal and state deferred tax assets. The effect of the valuation allowance release is included as a component of the benefit from income taxes in the accompanying unaudited condensed consolidated statement of operations of this Form 10-Q.
We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.

Liquidity and Capital Resources

	As of
(In millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$122.2	$125.3
Marketable securities	210.4	187.9
Total cash, cash equivalents and marketable securities	$332.6	$313.2

	Six Months Ended
	June 30,
(In millions)	2023	2022
Net cash provided by operating activities	$89.3	$99.1
Net cash provided by (used in) investing activities	$(35.0)	$167.4
Net cash used in financing activities	$(58.3)	$(201.9)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the six months ended June 30, 2023, were funded primarily from cash collected from our customers.
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
As of June 30, 2023, there remained an outstanding authorization to repurchase approximately 9.7 million shares of our outstanding common stock under the 2020 Repurchase Program. Refer to “Share Repurchase Program” below.
Operating Activities
Cash provided by operating activities of $89.3 million for the six months ended June 30, 2023, was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the six months ended June 30, 2023 primarily included a decrease in unbilled receivables and an increase in other current liabilities, offset by increases in inventories and accounts receivable, as well as decreases in accounts payable, deferred revenue and income taxes payable.
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
Investing Activities
Cash used in investing activities of $35.0 million for the six months ended June 30, 2023, consisted of purchases of available-for-sale marketable securities of $137.2 million and $14.5 million paid to acquire property, plant and equipment, offset by proceeds from the maturities and sales of available-for-sale marketable securities of $87.6 million and $29.2 million, respectively.
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
Financing Activities
Cash used in financing activities of $58.3 million for the six months ended June 30, 2023, was primarily due to $31.9 million in payments of taxes on restricted stock units, $10.7 million paid for the retirement of the remaining outstanding warrants, $10.4 million in aggregate principal amount paid upon maturity of the remaining outstanding 2023 Notes, $7.9 million paid under installment payment arrangements to acquire fixed assets, offset by $5.1 million in proceeds from the issuance of common stock under equity incentive plans.
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

Contractual Obligations
As of June 30, 2023, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2023	2024	2025	2026	2027
Contractual obligations (1) (2) (3)
Software licenses (4)	$33,252	$8,718	$16,452	$8,082	$—	$—
Other contractual obligations	3,489	2,889	600	—	—	—
Acquisition retention bonuses (5)	3,449	1,389	1,724	336	—	—
Total	$40,190	$12,996	$18,776	$8,418	$—	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $21.5 million, including $20.1 million recorded as a reduction of long-term deferred tax assets and $1.4 million in long-term income taxes payable as of June 30, 2023. As noted in Note 13, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.
(2)    For our lease commitments as of June 30, 2023, refer to Note 8, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
(3)    During the first quarter of 2023, the Company paid upon maturity the remaining $10.4 million in aggregate principal amount of the 2023 Notes. Refer to Note 9, “Convertible Notes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.
(4)    We have commitments with various software vendors for agreements generally having terms longer than one year. As of June 30, 2023, approximately $16.0 million of the fair value of the software licenses was included in other current liabilities and $14.2 million was included in other long-term liabilities, in the accompanying unaudited condensed consolidated balance sheet of this Form 10-Q.
(5)    In connection with the acquisition of Hardent in the second quarter of 2022 and the acquisitions of AnalogX and PLDA in the third quarter of 2021, we are obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions, including the condition of employment.

Share Repurchase Program
On October 29, 2020, our Board approved the 2020 Repurchase Program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by the Board in January 2015 and canceled the remaining shares outstanding as part of the previous authorization. During the six months ended June 30, 2023, we did not repurchase any shares of our common stock under the 2020 Repurchase Program.
On September 9, 2022, we entered into the 2022 ASR Program with Wells Fargo. The 2022 ASR Program was part of the share repurchase program previously authorized by our Board on October 29, 2020. Under the 2022 ASR Program, we pre-paid to Wells Fargo the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.1 million shares of our common stock from Wells Fargo in the third quarter of 2022, which were retired and recorded as an $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the fourth quarter of 2022, the 2022 ASR Program was completed and we received an additional 0.1 million shares of our common stock, which were retired, as the final settlement of the 2022 ASR Program.
As of June 30, 2023, there remained an outstanding authorization to repurchase approximately 9.7 million shares of our outstanding common stock under the 2020 Repurchase Program.
We record share repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Warrants
In the first quarter of 2023, subsequent to the settlement of the remaining 2023 Notes upon their maturity, we entered into agreements with the bank counterparties (the “Counterparties”) to retire the remaining outstanding warrants that we had previously entered into with the Counterparties in connection with the issuance of the 2023 Notes. Upon settlement, we paid $10.7 million in cash for the retirement of the remaining warrants.
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
Our policy specifically prohibits trading securities for the sole purpose of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss, similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of June 30, 2023, we had an investment portfolio of fixed income marketable securities of $246.8 million, including cash equivalents and time deposits. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of June 30, 2023, the fair value of the portfolio would decline by approximately $1.0 million. Actual results may differ materially from this sensitivity analysis.
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
Since the first quarter of 2023, we enter into foreign currency forward contracts (the “Contracts”) to manage our exposure related to certain foreign currency denominated monetary assets (the “Hedging Program”) and to minimize the related impact of foreign currency fluctuations on our earnings. The hedged monetary assets primarily consist of certain euro-denominated cash and accounts receivable balances. We enter into Contracts at the end of each month, and they have a duration of approximately one month at inception. As of June 30, 2023, the total local currency amount of the outstanding Contract was €10.0 million, and its total notional value was $11.0 million. Given the short duration such contracts are outstanding in relation to changes in potential market rates, the change in their fair value was deemed immaterial and was not reflected either as an asset or a liability in the accompanying unaudited condensed consolidated balance sheet of this Form 10-Q. Additionally, the effect of a hypothetical 1% change in the euro as compared to the U.S. dollar as of June 30, 2023 would not have a material impact on our financial statements as the effect of foreign currency rate changes on our Contracts is expected to offset the effect of foreign currency rate changes on the hedged items. Actual results may differ materially from this sensitivity analysis. Refer to Note 7, “Fair Value of Financial Instruments,” and Note 15, “Derivative Instruments and Hedging Activities,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2023, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
•Much of our revenue is concentrated in a few customers, and if we lose any of these customers through contract terminations, acquisitions, or other means, our revenue may decrease substantially.
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
We face competition from semiconductor and digital electronics products and systems companies, and other semiconductor IP companies that provide security and interface IP that are available to the market. We believe some of the competition for our technologies may come from our prospective customers, some of which are internally evaluating and developing products based on technologies that they contend or may contend will not require a license from us. Many of these companies are larger and may have better access to financial, technical and other resources than we possess and may be able to develop and advance competitive products more effectively.
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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 59% and 58% of our revenue for the six months ended June 30, 2023 and 2022, respectively. Additionally, our top five customers represented approximately 58% and 56% of our revenue for the years ended December 31, 2022 and 2021, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future. Our customers’

demand for our products may fluctuate due to factors beyond our control. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. A disruption in our relationship with any of our customers could adversely affect our business. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold or the demand for our products. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers, or any significant reduction in orders from, or a shift in product mix by, customers could have a material adverse effect on our on our operating results and financial condition.
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
Our business model continues to transform towards greater reliance on product revenue. Our memory interface chips resulted in meaningful growth in the first half of 2023 (i.e. we experienced 17% growth as compared to the same period in 2022), and we anticipate our memory interface chips will contribute to continued growth in 2023. If sales of our memory interface chips do not grow as anticipated, then our business could suffer as a result. Our business could be harmed if we are unable to develop and utilize new technologies that address the needs of our customers, or our competitors or customers develop and utilize new technologies more effectively or more quickly than we can. A transition by our customers to different business models could also result in reduced revenue. We cannot guarantee that we will be successful in keeping pace with all, or any, of the customer trends. Any investments made to enhance or develop new technologies that are not successful could have an adverse effect on our operating results and financial condition.
If our customers do not incorporate our technologies into their products, or if our customers’ products are not commercially successful, our business would suffer.
We sell our memory interface chips directly and indirectly to memory module manufacturers and OEMs worldwide for integration into server memory modules. We cannot be assured that our customer’s products will be commercially successful over time or at all as a result of factors beyond our control. If products incorporating our technologies are not commercially successful or experience rapid decline, our revenue and business will suffer. Further, we are continuing to expand into new segments and if our memory interface chips fail to achieve acceptance by customers in such segments, then our business could suffer as a result. Changes in our customers’ order patterns could result in us holding excess quantities of inventory which could result in us recording reserves for excess and obsolete inventory. Any such reserves would have an adverse effect on our operating results and financial condition.

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
The process of persuading customers to adopt and license our chip interface, data security IP, and other technologies can be lengthy. Even if successful, there can be no assurance that our technologies will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each customer. The length of time it takes to establish a new licensing relationship can take many months or even years. We may incur costs in any particular period before any associated revenue stream begins, if at all. If our marketing and sales efforts are very lengthy or unsuccessful, then we may face a material adverse effect on our business and results of operations as a result of failure to obtain, or an undue delay in obtaining, royalties.
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
For the six months ended June 30, 2023 and 2022, revenue received from our international customers constituted approximately 58% and 44%, respectively, of our total revenue. Additionally, for the years ended December 31, 2022 and 2021, revenue received from our international customers constituted approximately 39% and 36%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
The United States has recently experienced historically high levels of inflation. If the inflation rate increases or remains high, such as a result of increases in the costs of labor and supplies, it will affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a competitive wage environment that may increase the Company’s operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.
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
Certain software and/or IP blocks that we use in or with some of our products is licensed from third parties and, for that reason, may not be available to us in the future, which has the potential to delay product development and production or cause us to incur additional expense, which could materially adversely affect our business, financial condition, operating results and cash flow.
Some of our products and services contain or function with software and/or IP blocks licensed from third parties. Some of these licenses may not be available to us in the future on terms that are acceptable to us or allow our products to remain competitive. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future offerings or the enhancement of existing products and services. We may also choose to pay a premium price for such a license in certain circumstances where continuity of the licensed product would outweigh the premium cost of the license. The unavailability of these licenses or the necessity of agreeing to commercially unreasonable terms for such licenses could materially adversely affect our business, financial condition, operating results and cash flow.
Risks Associated with Our Business Operations
Our business and operations could suffer in the event of physical and cybersecurity breaches and incidents.
Attempts by others to gain unauthorized access to and disrupt our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, may include covertly introducing malware to our computers and networks (or those of our customers) and impersonating authorized users, phishing attempts and other forms of social engineering, employee or contractor malfeasance, denial of service attacks and ransomware attacks, among others. We seek to detect and investigate all security incidents impacting our systems and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. We also utilize third-party service providers to host, transmit or otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications. Our customers also often have access to and host our confidential IP and business information on their own internal and directed third party systems. We, our customers, and/or our third-party service providers have faced and may continue to face security threats and attacks from a variety of sources. Our data, corporate systems, third-

party systems and security measures and those of our customers may be subject to breaches or intrusions due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, including social engineering and employee and contractor error or malfeasance, especially as certain of our employees engage in work from home arrangements, and, as a result, an unauthorized party may obtain access to our systems, networks, or data, including IP and confidential business information of ourselves and our customers. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of our customers or of third parties that support us and our services. We and our service providers may face difficulties or delays in identifying or responding to any actual or perceived security breach or incident. The theft or other unauthorized acquisition of, unauthorized use or publication of, or access to our IP and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. In the event of any security breach or incident, including any breach or incident that results in inappropriate access to, or loss, corruption, unavailability, or unauthorized acquisition, disclosure or other processing of our or our customers’ confidential information or any personally-identifiable information we or our third-party service providers maintain, including that of our employees, we could suffer a loss of IP or loss of data, may be subject to claims, liability and proceedings, and may incur liability and otherwise suffer financial harm.
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
From time to time, we engage in acquisitions, strategic transactions, strategic investments, divestitures and potential discussions with respect thereto. For example, in 2019, we acquired Northwest Logic, Inc. (“Northwest Logic”) and the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure. Further, we acquired AnalogX Inc. (“AnalogX”) in July 2021, PLDA Group (“PLDA”) in August 2021, and Hardent, Inc. (“Hardent”) in May 2022. In July 2023, we entered into an asset purchase agreement with Cadence Design Systems to sell our PHY IP business (the “Transaction”). The Transaction is expected to close in the third quarter of 2023. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become accretive for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, including if we are unable to close any pending acquisitions. For example, for any pending or completed acquisitions, we may discover unidentified issues not discovered in due diligence, and we may be subject to regulatory approvals or liabilities that are not covered by indemnification protection or become subject to litigation.
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
From time to time, we may also divest certain assets. These divestitures or proposed divestitures may involve the loss of revenue and/or potential customers, and the market for the associated assets may dictate that we sell such assets for less than what we paid. In addition, in connection with any asset sales or divestitures, we may be required to provide certain representations, warranties, licenses and/or covenants to buyers. While we would seek to ensure the accuracy of such representations and warranties and fulfillment of any ongoing obligations, we may not be completely successful and consequently may be subject to claims by a purchaser of such assets or related erosion of revenue or loss of customers.
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
The Organization for Economic Cooperation and Development has proposed imposing a 15% global minimum tax, and the Council of the European Union adopted this proposal for implementation by member states by December 31, 2023. Further, the United States has recently enacted the Inflation Reduction Act, which includes, among other changes, a 1% excise tax on certain stock repurchases and a 15% alternative minimum tax on adjusted financial statement income. If we are subject to additional tax liabilities, our financial performance may be adversely affected. In addition, many jurisdictions are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.
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
In addition, our patents will continue to expire according to their terms, with expected expiration dates ranging from 2023 to 2042. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1(1)	Asset Purchase Agreement by and between Rambus Inc. and Cadence Design Systems, Inc., dated as of July 19, 2023.*

3.1(2)	Amended and Restated Certificate of Incorporation of Registrant dated April 27, 2023.

3.2(2)	Amended and Restated Bylaws of Registrant dated April 27, 2023.

10.1(2)	2015 Equity Incentive Plan of Registrant, as amended April 27, 2023.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Rambus will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. Rambus may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

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

(1)	Incorporated by reference to the Form 8-K filed on July 20, 2023.

(2)	Incorporated by reference to the Form 8-K filed on May 2, 2023.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	August 4, 2023	By:	/s/ Desmond Lynch
Desmond Lynch
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)