Form 10-Q
period 2023-09-30
RAMBUS INC
filed 2023-11-03
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 107,509,241 as of September 30, 2023.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$131,957	$125,334
Marketable securities	243,588	187,892
Accounts receivable	65,101	55,368
Unbilled receivables	64,252	125,698
Inventories	34,615	20,900
Prepaids and other current assets	11,112	12,022
Total current assets	550,625	527,214
Intangible assets, net	32,015	50,880
Goodwill	286,812	292,040
Property, plant and equipment, net	73,466	86,255
Operating lease right-of-use assets	20,964	24,143
Unbilled receivables	3,479	25,222
Deferred tax assets	131,020	3,031
Income taxes receivable	84,487	1,064
Other assets	1,463	2,745
Total assets	$1,184,331	$1,012,594
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,682	$24,815
Accrued salaries and benefits	13,076	20,502
Convertible notes	—	10,378
Deferred revenue	17,459	23,861
Income taxes payable	8,638	18,137
Operating lease liabilities	4,174	5,024
Other current liabilities	25,167	23,992
Total current liabilities	84,196	126,709
Long-term operating lease liabilities	26,117	29,079
Long-term income taxes payable	77,655	5,892
Deferred tax liabilities	5,819	24,964
Other long-term liabilities	34,978	46,653
Total liabilities	228,765	233,297
Commitments and contingencies (Notes 8, 10 and 14)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; issued and outstanding: no shares at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; issued and outstanding: 107,509,241 shares at September 30, 2023 and 107,610,356 shares at December 31, 2022	108	108
Additional paid-in capital	1,301,905	1,297,408
Accumulated deficit	(344,079)	(513,256)
Accumulated other comprehensive loss	(2,368)	(4,963)
Total stockholders’ equity	955,566	779,297
Total liabilities and stockholders’ equity	$1,184,331	$1,012,594
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Revenue:
Product revenue	$52,181	$58,619	$170,934	$159,890
Royalties	28,857	29,878	97,698	108,380
Contract and other revenue	24,260	23,747	70,260	64,156
Total revenue	105,298	112,244	338,892	332,426
Cost of revenue:
Cost of product revenue	19,388	21,953	64,554	60,767
Cost of contract and other revenue	1,295	1,455	4,280	3,053
Amortization of acquired intangible assets	3,349	3,576	10,472	10,375
Total cost of revenue	24,032	26,984	79,306	74,195
Gross profit	81,266	85,260	259,586	258,231
Operating expenses (benefits):
Research and development	37,368	39,295	120,842	118,648
Sales, general and administrative	25,333	26,198	82,484	79,409
Amortization of acquired intangible assets	258	433	1,022	1,259
Restructuring and other charges (benefit)	(100)	—	9,394	—
Gain on divestiture	(90,843)	—	(90,843)	—
Impairment of assets	10,045	—	10,045	—
Change in fair value of earn-out liability	(5,666)	2,411	8,134	(1,889)
Total operating expenses (benefits)	(23,605)	68,337	141,078	197,427
Operating income	104,871	16,923	118,508	60,804
Interest income and other income (expense), net	2,715	2,838	7,112	6,936
Gain on fair value of equity security	—	3,547	—	3,547
Loss on extinguishment of debt	—	(17,129)	—	(83,626)
Loss on fair value adjustment of derivatives, net	—	(2,302)	(240)	(10,585)
Interest expense	(356)	(437)	(1,113)	(1,390)
Interest and other income (expense), net	2,359	(13,483)	5,759	(85,118)
Income (loss) before income taxes	107,230	3,440	124,267	(24,314)
Provision for (benefit from) income taxes	4,032	2,501	(151,092)	5,945
Net income (loss)	$103,198	$939	$275,359	$(30,259)
Net income (loss) per share:
Basic	$0.95	$0.01	$2.54	$(0.27)
Diluted	$0.93	$0.01	$2.48	$(0.27)
Weighted-average shares used in per share calculation:
Basic	108,317	109,968	108,412	110,102
Diluted	110,775	111,962	111,179	110,102
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Net income (loss)	$103,198	$939	$275,359	$(30,259)
Other comprehensive income (loss):
Foreign currency translation adjustment	(166)	(1,018)	164	(1,987)
Unrealized gain (loss) on marketable securities, net of tax	827	(12)	2,431	(3,329)
Total comprehensive income (loss)	$103,859	$(91)	$277,954	$(35,575)
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at June 30, 2023	109,131	$109	$1,301,013	$(352,535)	$(3,029)	$945,558
Net income	—	—	—	103,198	—	103,198
Foreign currency translation adjustment	—	—	—	—	(166)	(166)
Unrealized gain on marketable securities, net of tax	—	—	—	—	827	827
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	233	—	(3,366)	—	—	(3,366)
Repurchase and retirement of common stock under repurchase program	(1,855)	(1)	(5,781)	(94,742)	—	(100,524)
Stock-based compensation	—	—	10,039	—	—	10,039
Balances at September 30, 2023	107,509	$108	$1,301,905	$(344,079)	$(2,368)	$955,566

	For the Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at June 30, 2022	110,528	$111	$1,283,789	$(440,004)	$(5,738)	$838,158
Net income	—	—	—	939	—	939
Foreign currency translation adjustment	—	—	—	—	(1,018)	(1,018)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(12)	(12)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	86	—	(980)	—	—	(980)
Repurchase and retirement of common stock under repurchase program	(3,132)	(4)	(30,075)	(70,333)	—	(100,412)
Stock-based compensation	—	—	8,872	—	—	8,872
Retirement of convertible senior note hedges	—	—	16,404	—	—	16,404
Retirement of warrants	—	—	(12,067)	—	—	(12,067)
Balances at September 30, 2022	107,482	$107	$1,265,943	$(509,398)	$(6,768)	$749,884

	For the Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2022	107,610	$108	$1,297,408	$(513,256)	$(4,963)	$779,297
Net income	—	—	—	275,359	—	275,359
Foreign currency translation adjustment	—	—	—	—	164	164
Unrealized gain on marketable securities, net of tax	—	—	—	—	2,431	2,431
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	1,556	1	(30,204)	—	—	(30,203)
Repurchase and retirement of common stock under repurchase program	(1,855)	(1)	(5,781)	(94,742)	—	(100,524)
Stock-based compensation	—	—	34,477	—	—	34,477
Issuance of common stock in connection with the payment of year 1 earn-out related to the PLDA Group acquisition	198	—	5,022	—	—	5,022
Issuance of common stock in connection with the maturity of the convertible senior notes related to the settlement of the in-the-money conversion feature of the convertible senior notes	284	—	—	—	—	—
Exercise of the convertible senior note hedges in connection with the conversion of convertible senior notes and retirement of the corresponding shares	(284)	—	11,440	(11,440)	—	—
Retirement of warrants	—	—	(10,457)	—	—	(10,457)
Balances at September 30, 2023	107,509	$108	$1,301,905	$(344,079)	$(2,368)	$955,566

	For the Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2021	109,292	$109	$1,298,966	$(435,227)	$(1,452)	$862,396
Net loss	—	—	—	(30,259)	—	(30,259)
Foreign currency translation adjustment	—	—	—	—	(1,987)	(1,987)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(3,329)	(3,329)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	1,322	2	(13,681)	—	—	(13,679)
Repurchase and retirement of common stock under repurchase program	(3,132)	(4)	(30,075)	(70,333)	—	(100,412)
Stock-based compensation	—	—	25,286	—	—	25,286
Retirement of convertible senior note hedges	—	—	78,415	—	—	78,415
Retirement of warrants	—	—	(58,423)	—	—	(58,423)
Cumulative effect adjustment from the adoption of ASC 2020-06	—	—	(34,545)	26,421	—	(8,124)
Balances at September 30, 2022	107,482	$107	$1,265,943	$(509,398)	$(6,768)	$749,884
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$275,359	$(30,259)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	34,477	25,286
Depreciation	26,608	23,107
Amortization of intangible assets	11,494	11,634
Loss on extinguishment of debt	—	83,626
Loss on fair value adjustment of derivatives, net	240	10,585
Impairment of assets	10,045	—
Gain on divestiture	(90,843)	—
Deferred income taxes	(147,144)	1,680
Gain on fair value of equity security	—	(3,547)
Change in fair value of earn-out liability	8,134	(1,889)
Other	649	2,187
Change in operating assets and liabilities, net of effects of acquisition/disposition:
Accounts receivable	(10,984)	6,689
Unbilled receivables	81,418	78,914
Prepaids and other current assets	785	984
Inventories	(13,715)	(5,679)
Income taxes receivable	(83,423)	202
Accounts payable	(7,436)	8,682
Accrued salaries and benefits and other liabilities	(7,596)	(10,811)
Income taxes payable	61,736	(15,352)
Deferred revenue	(4,783)	(1,709)
Operating lease liabilities	(4,085)	(5,226)
Net cash provided by operating activities	140,936	179,104
Cash flows from investing activities:
Purchases of property, plant, and equipment	(22,454)	(12,650)
Acquisition of intangible assets	—	(3,000)
Purchases of marketable securities	(298,289)	(80,969)
Maturities of marketable securities	127,467	53,358
Proceeds from sales of marketable securities	117,798	276,687
Proceeds from divestiture	106,347	—
Acquisition of business, net of cash acquired	—	(15,932)
Net cash provided by investing activities	30,869	217,494
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	6,453	3,775
Payments of taxes on restricted stock units	(36,656)	(17,454)
Payments under installment payment arrangements	(11,323)	(10,472)
Payments for settlement and repurchase of convertible senior notes	(10,381)	(258,060)
Proceeds from retirement of convertible senior note hedges	—	91,729
Payments for settlement of warrants	(10,697)	(69,528)
Payment of deferred purchase consideration from acquisition	(2,450)	—
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	(100,325)	(100,412)
Net cash used in financing activities	(165,379)	(360,422)
Effect of exchange rate changes on cash and cash equivalents	(163)	(2,519)
Net increase in cash, cash equivalents and restricted cash	6,263	33,657
Cash, cash equivalents and restricted cash at beginning of period	125,694	108,264
Cash, cash equivalents and restricted cash at end of period	$131,957	$141,921

Non-cash operating, investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$26,013	$32,540
Issuance of common stock in connection with the payment of year 1 earn-out related to the PLDA Group acquisition	$5,022	$—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$273	$5,663

Reconciliation of the cash, cash equivalents and restricted cash balances as of September 30, 2023 and December 31, 2022:
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$131,957	$125,334
Restricted cash	—	360
Cash, cash equivalents and restricted cash	$131,957	$125,694

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

2. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of September 30, 2023.
The Company’s contract balances were as follows:

	As of
(In thousands)	September 30, 2023	December 31, 2022
Unbilled receivables	$67,731	$150,920
Deferred revenue	18,336	25,421
During the nine months ended September 30, 2023, the Company recognized $19.3 million of revenue that was included in the contract balances as of December 31, 2022. During the nine months ended September 30, 2022, the Company recognized $21.7 million of revenue that was included in the contract balances as of December 31, 2021.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $20.0 million as of September 30, 2023, which the Company primarily expects to recognize over the next 2 years.

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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Net income (loss) per share:
Numerator:
Net income (loss)	$103,198	$939	$275,359	$(30,259)
Denominator:
Weighted-average shares outstanding - basic	108,317	109,968	108,412	110,102
Effect of potentially dilutive common shares	2,458	1,994	2,767	—
Weighted-average shares outstanding - diluted	110,775	111,962	111,179	110,102
Basic net income (loss) per share	$0.95	$0.01	$2.54	$(0.27)
Diluted net income (loss) per share	$0.93	$0.01	$2.48	$(0.27)
During the nine months ended September 30, 2022, the following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to the Company’s common stockholders because the impact of including them would have been anti-dilutive (in thousands):

Nine Months Ended
September 30,
(In thousands)	2022
Stock options	274
Restricted stock units	1,951
Potentially issuable shares related to the in-the-money conversion feature of convertible notes	146
Contingently issuable ESPP shares	12
Total	2,383
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

4. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the nine months ended September 30, 2023:

(In thousands)	As of December 31, 2022	Divestiture of Goodwill (1)	As of September 30, 2023
Total goodwill	$292,040	$(5,228)	$286,812
_________________________________________
(1)    In September 2023, the Company divested its PHY IP group, which resulted in the Company recognizing a decrease in goodwill based on the relative fair value of the Company’s single reporting unit in proportion to the fair value of the divested PHY IP group. Refer to Note 17, “Divestiture,” for additional information.

Intangible Assets, Net
The components of the Company’s intangible assets as of September 30, 2023 and December 31, 2022 were as follows:

		As of September 30, 2023
(In thousands)	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Existing technology (1)	3 to 10 years	$286,712	$(262,663)	$24,049
Customer contracts and contractual relationships (1)	0.5 to 10 years	37,496	(36,930)	566
Trademarks	3 years	300	(300)	—
In-process research and development (“IPR&D”) (1)	Not applicable	7,400	—	7,400
Total intangible assets		$331,908	$(299,893)	$32,015
_________________________________________
(1)    In September 2023, the Company disposed of approximately $7.4 million of net intangible assets (including $3.8 million of IPR&D) in connection with the divestiture of the Company’s PHY IP group. Refer to Note 17, “Divestiture,” for additional information.

		As of December 31, 2022
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$299,925	$(261,708)	$38,217
Customer contracts and contractual relationships	0.5 to 10 years	37,996	(36,533)	1,463
Trademarks	3 years	300	(300)	—
IPR&D	Not applicable	11,200	—	11,200
Total intangible assets		$349,421	$(298,541)	$50,880
Amortization expense for intangible assets for the three and nine months ended September 30, 2023 was $3.6 million and $11.5 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2022 was $4.0 million and $11.6 million, respectively.
The estimated future amortization of intangible assets as of September 30, 2023 was as follows (in thousands):

Years Ending December 31:	Amount
2023 (remaining three months)	$3,513
2024	11,468
2025	5,430
2026	3,742
2027	462
Thereafter	—
Total amortizable purchased intangible assets	24,615
IPR&D	7,400
Total intangible assets	$32,015

5. Segments and Major Customers
Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of September 30, 2023, the Company has a single operating and reportable segment.

Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at September 30, 2023 and December 31, 2022, respectively, was as follows:

	As of
Customer	September 30, 2023	December 31, 2022
Customer 1	47%	*
Customer 2	24%	14%
Customer 3	*	23%
Customer 4	*	16%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and nine months ended September 30, 2023 and 2022, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2023	2022	2023	2022
Customer A	29%	*	26%	*
Customer B	25%	20%	18%	21%
Customer C	*	20%	*	16%
Customer D	*	12%	*	13%
__________________________________________
*    Customer accounted for less than 10% of total revenue in the period.
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
USA	$32,347	$70,284	$131,415	$193,253
South Korea	38,228	1,081	100,985	5,118
Singapore	16,325	10,498	42,371	50,262
Other	18,398	30,381	64,121	83,793
Total	$105,298	$112,244	$338,892	$332,426

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
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of September 30, 2023
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$87,745	$87,745	$—	$—
Cash equivalents:
Money market funds	14,129	14,129	—	—
U.S. Government bonds and notes	11,885	11,886	1	(2)
Corporate notes, bonds and commercial paper	18,198	18,198	1	(1)
Total cash equivalents	44,212	44,213	2	(3)
Total cash and cash equivalents	131,957	131,958	2	(3)
Marketable securities:
Time deposits	9,746	9,746	—	—
U.S. Government bonds and notes	131,142	131,562	6	(426)
Corporate notes, bonds and commercial paper	102,700	103,464	2	(766)
Total marketable securities	243,588	244,772	8	(1,192)
Total cash, cash equivalents and marketable securities	$375,545	$376,730	$10	$(1,195)

	As of December 31, 2022
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$94,737	$94,737	$—	$—
Cash equivalents:
Money market funds	15,763	15,763	—	—
Corporate notes, bonds and commercial paper	14,834	14,838	—	(4)
Total cash equivalents	30,597	30,601	—	(4)
Total cash and cash equivalents	125,334	125,338	—	(4)
Marketable securities:
U.S. Government bonds and notes	96,371	98,250	1	(1,880)
Corporate notes, bonds and commercial paper	91,521	93,254	7	(1,740)
Total marketable securities	187,892	191,504	8	(3,620)
Total cash, cash equivalents and marketable securities	$313,226	$316,842	$8	$(3,624)

Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	September 30, 2023	December 31, 2022
Cash	$87,745	$94,737
Cash equivalents	44,212	30,597
Total cash and cash equivalents	131,957	125,334
Marketable securities	243,588	187,892
Total cash, cash equivalents and marketable securities	$375,545	$313,226

The Company continues to invest in highly rated and highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and impairment.
The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022 are as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Less than 12 months
U.S. Government bonds and notes	$58,506	$28,893	$(116)	$(23)
Corporate notes, bonds and commercial paper	84,655	45,538	(147)	(35)
Total cash equivalents and marketable securities in a continuous unrealized loss position for less than 12 months	143,161	74,431	(263)	(58)
12 months or greater
U.S. Government bonds and notes	19,595	62,588	(312)	(1,857)
Corporate notes, bonds and commercial paper	17,168	49,559	(620)	(1,709)
Total cash equivalents and marketable securities in a continuous unrealized loss position for 12 months or greater	36,763	112,147	(932)	(3,566)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$179,924	$186,578	$(1,195)	$(3,624)
The gross unrealized losses at September 30, 2023 and December 31, 2022 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate notes and bonds. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). The Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	September 30, 2023
Due less than one year	$266,769
Due from one year through three years	6,902
Total	$273,671
Refer to Note 7, “Fair Value of Financial Instruments,” for a discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

7. Fair Value of Financial Instruments
The following table presents the financial instruments and liabilities that are carried at fair value and summarizes their valuation by the respective pricing levels as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$14,129	$14,129	$—	$—
Time deposits	9,746	—	9,746	—
U.S. Government bonds and notes	143,027	—	143,027	—
Corporate notes, bonds and commercial paper	120,898	—	120,898	—
Total assets carried at fair value	$287,800	$14,129	$273,671	$—
Liabilities carried at fair value
Earn-out consideration related to PLDA acquisition	$11,400	$—	$—	$11,400
Total liabilities carried at fair value	$11,400	$—	$—	$11,400

	As of December 31, 2022
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$15,763	$15,763	$—	$—
U.S. Government bonds and notes	96,371	—	96,371	—
Corporate notes, bonds and commercial paper	106,355	—	106,355	—
Total available-for-sale securities	$218,489	$15,763	$202,726	$—
Liabilities carried at fair value
Earn-out consideration related to PLDA acquisition	$14,800	$—	$—	$14,800
Total liabilities carried at fair value	$14,800	$—	$—	$14,800
The Company’s liabilities related to earn-out consideration are classified within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. The following table presents additional information about liabilities measured at fair value for which the Company utilizes Level 3 inputs to determine fair value, as of September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Balance as of beginning of period	$28,600	$12,600	$14,800	$16,900
Change in fair value of earn-out liability due to remeasurement	(5,666)	2,411	8,134	(1,889)
Change in fair value of earn-out liability due to achievement of revenue target	(11,534)	(5,211)	(11,534)	(5,211)
Balance as of end of period	$11,400	$9,800	$11,400	$9,800
For the three and nine months ended September 30, 2023 and 2022, the changes in the fair value of the earn-out liability related to the 2021 acquisition of PLDA Group (“PLDA”), which is subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, and which is settled annually in shares of the Company’s common stock based on the fair value of that common stock fixed at the time the Company acquired PLDA. The fair value of the earn-out liability is remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period, and adjusted to reflect changes in the per share value of the Company’s common stock. The Company has classified its liability for the contingent earn-out consideration related to the PLDA acquisition within Level 3 of the fair value hierarchy because the fair value calculation includes significant unobservable inputs. During the three and nine months ended

September 30, 2023, the Company remeasured the fair value of the earn-out liability, which resulted in a gain of $5.7 million and additional expense of $8.1 million, respectively, in the Company’s Unaudited Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2022, the Company remeasured the fair value of the earn-out liability, which resulted in additional expense of $2.4 million and a gain of $1.9 million, respectively, in the Company’s Unaudited Condensed Consolidated Statements of Operations.
The Company monitors its investments for impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for other-than-temporary losses by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any other-than-temporary loss is reported under “Interest and other income (expense), net” in the Unaudited Condensed Consolidated Statements of Operations.
During the second half of 2018, the Company made an investment in a non-marketable equity security of a private company. This equity investment is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income (loss) on a quarterly basis. As of September 30, 2023, the carrying value of the Company’s 25.0% ownership percentage was reduced to zero as the carrying value had been adjusted by an equal and offsetting amount of the Company’s share of the investee’s cumulative losses. As of December 31, 2022, the carrying value of the Company’s 25.0% ownership percentage was $0.5 million, which was included in other assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The Company recorded immaterial amounts in its Unaudited Condensed Consolidated Statements of Operations representing its share of the investee’s loss for the nine months ended September 30, 2023 and 2022.
During the three and nine months ended September 30, 2023 and 2022, there were no transfers of financial instruments between different categories of fair value.
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of December 31, 2022:

	As of December 31, 2022
(In thousands)	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the “2023 Notes”)	$10,381	$10,378	$19,625
The fair value of the convertible notes at December 31, 2022 was determined based on recent quoted market prices for these notes which is a Level 2 measurement. As discussed in Note 9, “Convertible Notes,” the Company settled the remaining $10.4 million aggregate principal amount of the 2023 Notes during the first quarter of 2023. As of December 31, 2022, the 2023 Notes were carried at their face value of $10.4 million, less any unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximated fair value due to their short maturities.

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

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2023 (in thousands):

Years ending December 31,	Amount
2023 (remaining three months)	$1,412
2024	5,483
2025	5,338
2026	5,564
2027	4,742
Thereafter	12,996
Total minimum lease payments	35,535
Less: amount of lease payments representing interest	(5,244)
Present value of future minimum lease payments	30,291
Less: current obligations under leases	(4,174)
Long-term lease obligations	$26,117
As of September 30, 2023, the weighted-average remaining lease term for the Company’s operating leases was 6.6 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 5.6%.
Operating lease costs included in research and development and selling, general and administrative costs on the Unaudited Condensed Consolidated Statements of Operations were $1.3 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively. Operating lease costs included in research and development and selling, general and administrative costs on the Unaudited Condensed Consolidated Statements of Operations were $4.7 million and $5.6 million for the nine months ended September 30, 2023 and 2022, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $5.2 million and $6.7 million for the nine months ended September 30, 2023 and 2022, respectively.

9. Convertible Notes
The Company’s convertible notes are shown in the following table:

	As of
(In thousands)	September 30, 2023	December 31, 2022
2023 Notes	$—	$10,381
Unamortized debt issuance costs — 2023 Notes	—	(3)
Total convertible notes	—	10,378
Less current portion	—	10,378
Total long-term convertible notes	$—	$—
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
In connection with the settlement of the conversion of the remaining 2023 Notes, the Company received 0.3 million shares of the Company’s common stock for the retirement of the remaining convertible senior note hedges and paid $10.7 million in cash for the retirement of the remaining warrants during the first quarter of 2023. Additionally, the retirement of the remaining warrants was subject to derivative accounting, resulting in a loss on fair value adjustment of derivatives of $0.2 million for the nine months ended September 30, 2023.

Interest expense related to the convertible notes for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
2023 Notes coupon interest at a rate of 1.375%	$—	$90	$12	$575
2023 Notes amortization of debt issuance cost	—	33	3	184
Total interest expense on convertible notes	$—	$123	$15	$759

10. Commitments and Contingencies
As of September 30, 2023, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2023	2024	2025	2026	2027
Contractual obligations (1) (2)
Software licenses (3)	$29,847	$5,262	$16,502	$8,083	$—	$—
Other contractual obligations	1,800	600	1,200	—	—	—
Acquisition retention bonuses (4) (5)	879	—	550	329	—	—
Total	$32,526	$5,862	$18,252	$8,412	$—	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $104.4 million, including $27.4 million recorded as a reduction of long-term deferred tax assets and $77.0 million in long-term income taxes payable as of September 30, 2023. As noted below in Note 13, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
(2)    For the Company’s lease commitments as of September 30, 2023, refer to Note 8, “Leases.”
(3)    The Company has commitments with various software vendors for agreements generally having terms longer than one year. As of September 30, 2023, approximately $16.0 million of the fair value of the software licenses was included in other current liabilities and $11.1 million was included in other long-term liabilities, in the accompanying Unaudited Condensed Consolidated Balance Sheet.
(4)    In connection with the acquisitions of Hardent in the second quarter of 2022 and PLDA in the third quarter of 2021, the Company is obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions, including the condition of employment.
(5)    In connection with the acquisition of AnalogX in the third quarter of 2021, the Company was obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions, including the condition of employment. In September 2023, the Company divested its PHY IP group, which includes AnalogX and resulted in the Company recognizing an immaterial decrease related to the remaining AnalogX acquisition retention bonus liability. Refer to Note 17, “Divestiture,” for additional information.
Indemnifications
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property (“IP”) infringement or any other claim by any third party arising as a result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this may not always be possible. The fair value of the liability as of September 30, 2023 and December 31, 2022, respectively, was not material.

11. Equity Incentive Plans and Stock-Based Compensation
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2022	7,655,769
Increase in shares approved for issuance (1)	5,210,000
Nonvested equity stock and stock units granted (2) (3)	(2,022,315)
Nonvested equity stock and stock units forfeited (2)	1,070,338
Total shares available for grant as of September 30, 2023	11,913,792
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
General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the nine months ended September 30, 2023 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2023.

	Options Outstanding
(In thousands, except shares, per share amounts and years)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	432,443	$11.60
Options exercised	(268,289)	$11.49		$3,082
Outstanding as of September 30, 2023	164,154	$11.79	3.70	$7,223
Vested or expected to vest at September 30, 2023	164,154	$11.79	3.70	$7,223
Options exercisable at September 30, 2023	162,487	$11.77	3.67	$7,153
Employee Stock Purchase Plan
Under the 2015 Employee Stock Purchase Plan (“2015 ESPP”), the Company issued 120,569 shares at a price of $27.91 per share and 161,254 shares at a price of $19.97 per share during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, approximately 2.4 million shares under the 2015 ESPP remained available for issuance.
Stock-Based Compensation
For the nine months ended September 30, 2023 and 2022, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
There were no stock options granted during the nine months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense related to stock options was immaterial for the nine months ended September 30, 2023 and 2022.

As of September 30, 2023, there was an immaterial amount of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted-average period of one month.
Employee Stock Purchase Plan
For the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.5 million and $1.5 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.4 million and $1.2 million, respectively. As of September 30, 2023, there was $0.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three months ended September 30, 2023, the Company granted an immaterial amount of nonvested equity stock units. During the nine months ended September 30, 2023, the Company granted nonvested equity stock units totaling approximately 1.2 million shares. During the three and nine months ended September 30, 2022, the Company granted nonvested equity stock units totaling approximately 0.5 million and 2.2 million shares, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and nine months ended September 30, 2023, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $2.1 million and $57.3 million, respectively. For the three and nine months ended September 30, 2022, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $12.8 million and $61.8 million, respectively. During the first quarter of 2023 and 2022, the Company granted performance unit awards to certain company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third or fourth anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of approximately $9.5 million and $32.9 million, respectively, primarily related to all outstanding nonvested equity stock grants. For the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of approximately $8.5 million and $24.0 million, respectively, related to all outstanding nonvested equity stock grants.
Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $73.0 million at September 30, 2023. This amount is expected to be recognized over a weighted-average period of 2.1 years.
The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2023:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2022	4,718,060	$22.78
Granted	1,208,954	$46.39
Vested	(1,718,642)	$24.13
Forfeited	(690,141)	$28.04
Nonvested at September 30, 2023	3,518,231	$32.28

12. Stockholders’ Equity
Share Repurchase Program
On October 29, 2020, the Company’s board of directors (the “Board”) approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the nine months ended September 30, 2023, the Company repurchased shares of its common stock under the 2020 Repurchase Program as discussed below.

On August 10, 2023, the Company entered into an accelerated share repurchase program with Royal Bank of Canada (“RBC”) (the “2023 ASR Program”). The 2023 ASR Program was part of the share repurchase program previously authorized by the Board on October 29, 2020. Under the 2023 ASR Program, the Company pre-paid to RBC the $100.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 1.6 million shares of its common stock from RBC on August 11, 2023, which were retired and recorded as an $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock. On September 22, 2023, the accelerated share repurchase program was completed and the Company received an additional 0.2 million shares of its common stock, which were retired, as the final settlement of the 2023 ASR Program.
Effective January 1, 2023, the Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise tax incurred is included in the cost of shares repurchased in the Unaudited Condensed Consolidated Statements of Stockholders’ Equity.
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
As of September 30, 2023, there remained an outstanding authorization to repurchase approximately 7.9 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.
The Company records share repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock in accordance with its accounting policy.

13. Income Taxes
The Company recorded a provision for income taxes of $4.0 million and $2.5 million for the three months ended September 30, 2023 and 2022, respectively, and a provision for (benefit from) income taxes of $(151.1) million and $5.9 million for the nine months ended September 30, 2023 and 2022, respectively. The provision for income taxes for the three months ended September 30, 2023 was primarily driven by foreign withholding taxes and adjustments to the valuation allowance release on U.S. deferred tax assets due to a change in forecasted taxable income and expense, offset by tax benefits from excess stock-based compensation deductions. The benefit from income taxes for the nine months ended September 30, 2023 was primarily driven by the valuation allowance release on U.S. deferred tax assets, as well as tax benefits from excess stock-based compensation deductions, offset by foreign withholding taxes. The provision for income taxes for the three and nine months ended September 30, 2022 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2022 and indefinite-lived intangible tax amortization expense.
During the three months ended September 30, 2023 and 2022, the Company paid withholding taxes of $5.4 million and $5.5 million, respectively. During both the nine months ended September 30, 2023 and 2022, the Company paid withholding taxes of $15.8 million.
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
When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete provision for (benefit from) income taxes in the interim period. During the three months ended September 30, 2023, the Company further adjusted its valuation allowance release as a result of a change in forecasted income and tax expense, primarily due to the sale of intangible assets as part of the PHY IP group divestiture. The Company recognized discrete tax expense of $4.4 million during the three months ended September 30, 2023, and it recognized a $145.1 million discrete tax benefit during the nine months ended September 30, 2023, as a result of the valuation allowance release.
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
As of December 31, 2022, the Company had $164.5 million of unrecognized tax benefits including $19.6 million recorded as a reduction of long-term deferred tax assets, $143.6 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $1.3 million recorded to long-term income taxes payable. As of September 30, 2023, the Company had approximately $179.5 million of unrecognized tax benefits, including $27.4 million recorded as a reduction of long-term deferred tax assets, $75.1 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea and $77.0 million recorded in long-term income taxes payable. The decrease in the unrecognized tax benefits recorded as a reduction of other assets from December 31, 2022 to September 30, 2023, is due to the Company’s determination in the three months ended September 30, 2023, that it is more likely than not to succeed in its decision to request refund of Korean withholding tax for which refund claims were submitted in October 2023. The increase in unrecognized tax benefits recorded to long-term income taxes payable from December 31, 2022 to September 30, 2023 is primarily due to the Company’s decision to request refund of Korean withholding tax for which the Company claimed foreign tax credits in the United States. As a result of an analysis of court rulings and other settlement activities to date in South Korea, the Company has determined that it may be entitled to refund claims for foreign taxes previously withheld by licensees in South Korea. If the Company is successful in recovering the $152.6 million of refundable withholding taxes from South Korea, the refund will result in an offsetting reduction in U.S. foreign tax credits. The Company recognizes there are numerous risks and uncertainties associated with the ultimate collection of this refund. The Company previously maintained an offsetting reserve for the entire amount of refundable withholding taxes previously withheld in South Korea. During the three months ended September 30, 2023, the Company concluded it is more likely than not it will recover withholding taxes withheld during the past five years and accordingly filed a claim in October 2023 for refund of certain refundable withholding taxes, and recorded an income taxes receivable of $82.7 million with an offsetting long-term income taxes payable of $75.6 million and a reduction in long-term deferred tax assets of $7.1 million. The Company has not recorded a receivable for the portion of potentially available refunds for which a claim for refund has not been submitted or the Company does not intend to pursue at this time, as the Company does not at this time believe recovery of those taxes would be more likely than not if a refund claim were submitted. The Company continues to evaluate the potential for recovery of these taxes.
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
The Contract outstanding as of September 30, 2023 was entered into by the Company on the last business day of the period. Given the relatively short duration such contracts are outstanding in relation to changes in potential market rates, the change in the fair value was deemed immaterial.
As of September 30, 2023, the total local currency amount of the outstanding Contract was €3.2 million, and its total notional value was $3.4 million. For the three and nine months ended September 30, 2023, any gains and losses resulting from changes in fair value of the Company’s Contracts were deemed immaterial.

16. Restructuring and Other Charges
2023 Restructuring Plan
In June 2023, the Company initiated a restructuring program to reduce overall expenses, which is expected to improve future profitability by reducing the Company’s overall spending (the “2023 Restructuring Plan”). In connection with this restructuring program, the Company initiated a plan resulting in a reduction of 42 employees. During the nine months ended September 30, 2023, the Company recorded charges of approximately $9.4 million to “Restructuring and other charges” in its Unaudited Condensed Consolidated Statement of Operations, related to the reduction in workforce, as well as write-downs of obligations related to certain IP development costs and software licenses for engineering development tools. The 2023 Restructuring Plan is expected to be substantially completed in the fourth quarter of 2023.
The following table summarizes the 2023 Plan restructuring activities during the nine months ended September 30, 2023:

(In thousands)	Employee Severance and Related Benefits	Other Costs	Total
Liability at December 31, 2022	$—	$—	$—
Charges	4,646	4,748	9,394
Non-cash items*	—	(948)	(948)
Payments	(4,066)	(2,000)	(6,066)
Liability at September 30, 2023	$580	$1,800	$2,380

_________________________________________
*    The non-cash items of $0.9 million related to the write-down of software licenses for engineering development tools.
During the nine months ended September 30, 2022, the Company did not initiate any restructuring programs.

17. Divestiture
In July 2023, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Cadence Design Systems, Inc. (the “Purchaser”), pursuant to which the Company agreed to sell certain assets and the Purchaser agreed to assume certain liabilities from the Company, in each case with respect to the Company’s PHY IP group, for $110.0 million in cash, subject to certain adjustments and certain closing conditions (the “Transaction”). The decision to sell this business reflects the evolution of the Company’s core semiconductor business to focus on the development of digital IP and chips, including novel memory solutions for high-performance computing, to support the continued advancement of the data center and artificial intelligence.
The Transaction was completed on September 6, 2023 and resulted in net proceeds of approximately $106.3 million, which consisted of the initial selling price of $110.0 million offset by approximately $3.7 million related to certain purchase price adjustments. The Company recognized a net gain on divestiture of the PHY IP group in the Unaudited Condensed Consolidated Statements of Operations of approximately $90.8 million during the three and nine months ended September 30, 2023. Transaction costs of approximately $1.4 million were included in the net gain of $90.8 million.
The divestiture of the PHY IP group did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore its results of operations were not reported as discontinued operations.
Concurrent with the Transaction, the Company also recorded a charge of approximately $10.0 million in the Company’s Unaudited Condensed Consolidated Statements of Operations. The charge was primarily related to the accelerated amortization of software licenses that were not part of the PHY IP disposal group.

18. Acquisition
There were no acquisitions during the nine months ended September 30, 2023.
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
As part of the acquisition, the Company agreed to pay certain Hardent employees approximately $1.2 million in cash over three years following the Closing Date (the “Retention Bonus”), to be paid in three equal installments on each of the dates that are 12 months, 24 months and 36 months following the Closing Date. The Retention Bonus payouts are subject to the condition of continued employment, therefore the Retention Bonus payouts will be treated as compensation and will be expensed ratably over the retention period.
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
The goodwill arising from the acquisition is primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of the acquired business. This goodwill was not deductible for tax purposes.
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

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2022
Total revenue	$112,244	$335,485
Net income (loss)	$1,170	$(29,228)
The pro forma net income for 2022 was adjusted to exclude $0.2 million and $1.2 million of acquisition-related costs incurred during the three and nine months ended September 30, 2022. Consequently, the pro forma net income for 2021 was adjusted to include these costs.

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
Executive Summary
The Company’s continued execution delivered strong results during the third quarter of 2023, driven by the demand for our memory interface chips and our Silicon IP solutions, and continued stability from our royalties revenue.
Key third quarter 2023 financial results included:
•Revenue of $105.3 million;
•Operating benefits of $23.6 million; and
•Net cash provided by operating activities of $51.6 million.
During the third quarter, we completed a $100.0 million accelerated share repurchase program. We also completed the sale of our PHY IP group, strengthening our focus on chips and digital IPs. We produced quarterly product revenue of $52.2 million, which was primarily driven by our memory interface chips.
Operational Highlights
Revenue Sources
The Company’s consolidated revenue is comprised of product revenue, royalties and contract and other revenue.
Product revenue consists primarily of memory interface chips. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 50% of our consolidated revenue for each of the three and nine months ended September 30, 2023, as compared to 52% and 48% for the three and nine months ended September 30, 2022.
Royalty revenue is derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in term up to ten years and define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Broadcom, Cisco, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, NVIDIA, Panasonic, Phison, Qualcomm, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, and Winbond have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Additionally, from time to time, we enter into agreements to sell certain patent assets under agreements which may also include subsequent profit-sharing. The sale of these patents, as well as the subsequent profit-sharing, are included as part of our royalty revenue. Revenue from royalties accounted for 27% and 29% of our consolidated revenue for the three and nine months ended September 30, 2023, as compared to 27% and 33% for the three and nine months ended September 30, 2022.
Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 23% and 21% of our consolidated revenue for the three and nine months ended September 30, 2023, as compared to 21% and 19% for the three and nine months ended September 30, 2022.
Costs and Expenses
Cost of product revenue decreased approximately $2.6 million for the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to lower product revenue and a change in product mix. Cost of product revenue increased approximately $3.8 million for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to an increase in sales volumes of our memory interface chips, partially offset by a change in product mix during the period.
Cost of contract and other revenue decreased approximately $0.2 million for the three months ended September 30, 2023 as compared to the same period in 2022. Cost of contract and other revenue increased approximately $1.2 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease for the three months ended September 30, 2023 was primarily due to lower engineering services associated with the contracts. The increase for the nine months ended September 30, 2023 was primarily due to higher engineering services associated with the contracts.
Total research and development expenses for the three months ended September 30, 2023 decreased approximately $1.9 million as compared to the same period in 2022, primarily due to decreased prototyping costs of $1.2 million, consulting expenses of $0.5 million, bonus expenses of $0.5 million and software EDA tool subscriptions of $0.5 million, offset by an increase in headcount-related expenses of $0.5 million. Total research and development expenses for the nine months ended September 30, 2023 increased approximately $2.2 million as compared to the same period in 2022, primarily due to increased headcount-related expenses of $2.2 million, stock-based compensation expenses of $1.6 million, depreciation expenses of $1.2 million, software EDA tool subscriptions of $1.0 million, facility expenses of $0.6 million, and allocated information technology costs of $0.5 million, offset by a decrease in consulting expenses of $1.4 million, retention bonus expenses related to acquisitions of $1.3 million, an increase in engineering costs allocated to cost of revenue of $1.3 million, prototyping costs of $0.9 million and bonus expenses of $0.4 million.
Total sales, general and administrative expenses for the three months ended September 30, 2023 decreased approximately $0.9 million as compared to the same period in 2022, primarily due to decreases in acquisition-related costs of $1.3 million, bonus expenses of $1.2 million and rent and facility expenses of $0.5 million, offset by increases in stock-based compensation expenses of $1.5 million and accounting and audit fees of $0.5 million. Total sales, general and administrative expenses for the nine months ended September 30, 2023 increased approximately $3.1 million as compared to the same period in 2022, primarily due to increases in stock-based compensation expenses of $7.6 million, headcount-related expenses of $1.3 million and accounting and audit fees of $0.5 million, offset by decreases in acquisition-related costs of $4.7 million, bonus expenses related to acquisitions of $1.0 million, consulting expenses of $0.5 million, recruiting expenses of $0.5 million and rent and facility expenses of $0.5 million.
Intellectual Property
As of September 30, 2023, our semiconductor, security, and other technologies are covered by 2,215 U.S. and foreign patents. Additionally, we have 546 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.

Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of security solutions, the use and adoption of our inventions or technologies generally, industry consolidation and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers represented approximately 63% and 59% of our revenue for the three and nine months ended September 30, 2023, as compared to 61% and 57% for the three and nine months ended September 30, 2022, respectively. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 69% and 61% of our total revenue for the three and nine months ended September 30, 2023, as compared to 37% and 42% for the three and nine months ended September 30, 2022. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is predominantly denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 5, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
The royalties we receive from our semiconductor customers are partly a function of the adoption of our technologies by system companies. Many system companies purchase semiconductors containing our technologies from our customers and do not have a direct contractual relationship with us. Our customers generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. Several of our licensees have renewed or extended their license agreements with us during the nine months ended September 30, 2023, including SK hynix and Socionext.
As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisitions that are aligned with our core business and designed to supplement our growth, including the acquisition of Hardent in the second quarter of 2022 and the acquisitions of AnalogX and PLDA in the third quarter of 2021. Similarly, we evaluate our current businesses and technologies that are not aligned with our core business for potential divestiture, such as the sale of our PHY IP group to Cadence in the third quarter of 2023. We expect to continue to evaluate and potentially enter into strategic acquisitions or divestitures which will impact our business and operating results.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Product revenue	49.6%	52.2%	50.5%	48.1%
Royalties	27.4%	26.6%	28.8%	32.6%
Contract and other revenue	23.0%	21.2%	20.7%	19.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	18.4%	19.5%	19.0%	18.3%
Cost of contract and other revenue	1.2%	1.3%	1.3%	0.9%
Amortization of acquired intangible assets	3.2%	3.2%	3.1%	3.1%
Total cost of revenue	22.8%	24.0%	23.4%	22.3%
Gross profit	77.2%	76.0%	76.6%	77.7%
Operating expenses (benefits):
Research and development	35.5%	35.0%	35.6%	35.7%
Sales, general and administrative	24.1%	23.3%	24.3%	23.9%
Amortization of acquired intangible assets	0.3%	0.4%	0.3%	0.4%
Restructuring charges (benefit)	(0.1)%	—%	2.8%	—%
Gain on divestiture	(86.3)%	—%	(26.8)%	—%
Impairment of assets	9.5%	—%	3.0%	—%
Change in fair value of earn-out liability	(5.4)%	2.1%	2.4%	(0.6)%
Total operating expenses (benefits)	(22.4)%	60.8%	41.6%	59.4%
Operating income	99.6%	15.2%	35.0%	18.3%
Interest income and other income (expense), net	2.5%	2.5%	2.1%	2.1%
Gain on fair value of equity security	—%	3.2%	—%	1.1%
Loss on extinguishment of debt	—%	(15.3)%	—%	(25.2)%
Loss on fair value adjustment of derivatives, net	—%	(2.1)%	(0.1)%	(3.2)%
Interest expense	(0.3)%	(0.4)%	(0.3)%	(0.4)%
Interest and other income (expense), net	2.2%	(12.1)%	1.7%	(25.6)%
Income (loss) before income taxes	101.8%	3.1%	36.7%	(7.3)%
Provision for (benefit from) income taxes	3.8%	2.3%	(44.6)%	1.8%
Net income (loss)	98.0%	0.8%	81.3%	(9.1)%

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Total revenue:
Product revenue	$52.2	$58.6	(11.0)%	$170.9	$159.9	6.9%
Royalties	28.9	29.9	(3.4)%	97.7	108.4	(9.9)%
Contract and other revenue	24.2	23.7	2.2%	70.3	64.2	9.5%
Total revenue	$105.3	$112.2	(6.2)%	$338.9	$332.5	1.9%
Product Revenue
Product revenue consists of revenue from the sale of memory and security products.
Product revenue decreased approximately $6.4 million for the three months ended September 30, 2023 as compared to the same period in 2022. The decrease was due to lower sales of our memory interface chips. Product revenue increased approximately $11.0 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase was due to higher sales of our memory interface chips.
Growth in our product revenue is dependent on, among other things, the industry transition to a new generation of memory, as well as our ability to continue to obtain orders from customers, meet our customers’ demands and mitigate any supply chain and economic disruption.
Royalties
Royalty revenue, which includes patent and technology license royalties, decreased approximately $1.0 million for the three months ended September 30, 2023 as compared to the same period in 2022. Our royalty revenue decreased approximately $10.7 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease in both periods was primarily due to the timing and structure of license renewals, partially offset by revenue from the sale of patent assets in the third quarter of 2023.
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
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development projects. Contract and other revenue increased approximately $0.5 million for the three months ended September 30, 2023 as compared to the same period in 2022. Contract and other revenue increased approximately $6.1 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The increases in both periods was primarily due to higher revenue associated with our Silicon IP offerings.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.
Cost of Product Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Cost of product revenue	$19.4	$22.0	(11.7)%	$64.6	$60.8	6.2%
Cost of product revenue are costs attributable to the sale of memory and security products. Cost of product revenue decreased approximately $2.6 million for the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to lower product revenue and a change in product mix. Cost of product revenue increased approximately $3.8 million for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to an increase in sales volumes of our memory interface chips, partially offset by a change in product mix during the period.
In the near term, we expect costs of product revenue to fluctuate due to changes in product mix and the timing of orders.
Cost of Contract and Other Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Cost of contract and other revenue	$1.3	$1.5	(11.0)%	$4.3	$3.1	40.2%

Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue decreased approximately $0.2 million for the three months ended September 30, 2023 as compared to the same period in 2022. Cost of contract and other revenue increased approximately $1.2 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease for the three months ended September 30, 2023 was primarily due to lower engineering services associated with the contracts. The increase for the nine months ended September 30, 2023 was primarily due to higher engineering services associated with the contracts.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.
Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Research and development expenses:
Research and development expenses, excluding stock-based compensation	$34.5	$36.1	(4.4)%	$109.6	$108.9	0.6%
Stock-based compensation	2.9	3.2	(10.7)%	11.2	9.7	16.2%
Total research and development expenses	$37.4	$39.3	(4.9)%	$120.8	$118.6	1.8%
Research and development expenses are those expenses incurred for the development of applicable technologies.
Total research and development expenses for the three months ended September 30, 2023 decreased approximately $1.9 million as compared to the same period in 2022, primarily due to decreased prototyping costs of $1.2 million, consulting expenses of $0.5 million, bonus expenses of $0.5 million and software EDA tool subscriptions of $0.5 million, offset by an increase in headcount-related expenses of $0.5 million.
Total research and development expenses for the nine months ended September 30, 2023 increased approximately $2.2 million as compared to the same period in 2022, primarily due to increased headcount-related expenses of $2.2 million, stock-based compensation expenses of $1.6 million, depreciation expenses of $1.2 million, software EDA tool subscriptions of $1.0 million, facility expenses of $0.6 million, and allocated information technology costs of $0.5 million, offset by a decrease in consulting expenses of $1.4 million, retention bonus expenses related to acquisitions of $1.3 million, an increase in engineering costs allocated to cost of revenue of $1.3 million, prototyping costs of $0.9 million and bonus expenses of $0.4 million.
We will continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security, and other technologies.
Sales, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses, excluding stock-based compensation	$18.3	$20.7	(11.5)%	$59.7	$64.2	(7.0)%
Stock-based compensation	7.0	5.5	27.5%	22.8	15.2	49.8%
Total sales, general and administrative expenses	$25.3	$26.2	(3.3)%	$82.5	$79.4	3.9%
Sales, general and administrative expenses include expenses and costs associated with trade shows, public relations, advertising, litigation, general legal, insurance and other sales, marketing and administrative efforts. Consistent with our business model, our licensing, sales, and marketing activities aim to develop or strengthen relationships with potential new and current customers. In addition, we work with current customers through marketing, sales, and technical efforts to drive adoption of their products that use our innovations and solutions, by system companies. Due to the long business development cycles we face and the semi-fixed nature of sales, general and administrative expenses in a given period, these expenses generally do not correlate to the level of revenue in that period or in comparable recent or future periods.

Total sales, general and administrative expenses for the three months ended September 30, 2023 decreased approximately $0.9 million as compared to the same period in 2022, primarily due to decreases in acquisition-related costs of $1.3 million, bonus expenses of $1.2 million and rent and facility expenses of $0.5 million, offset by increases in stock-based compensation expenses of $1.5 million and accounting and audit fees of $0.5 million.
Total sales, general and administrative expenses for the nine months ended September 30, 2023 increased approximately $3.1 million as compared to the same period in 2022, primarily due to increases in stock-based compensation expenses of $7.6 million, headcount-related expenses of $1.3 million and accounting and audit fees of $0.5 million, offset by decreases in acquisition-related costs of $4.7 million, bonus expenses related to acquisitions of $1.0 million, consulting expenses of $0.5 million, recruiting expenses of $0.5 million and rent and facility expenses of $0.5 million.
In the future, sales, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, acquisition, and other sales, marketing, and administrative activities undertaken, and the change in sales, marketing, and administrative headcount in any given period.
Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$3.3	$3.6	(6.3)%	$10.5	$10.4	0.9%
Amortization of acquired intangible assets included in total operating expenses (benefits)	0.3	0.4	(40.4)%	1.0	1.3	(18.8)%
Total amortization of acquired intangible assets	$3.6	$4.0	(10.0)%	$11.5	$11.7	(1.2)%
Amortization expense is related to various acquired IP.
Amortization of acquired intangible assets recognized in cost of revenue and operating expenses (benefits) for the three and nine months ended months ended September 30, 2023 remained relatively flat as compared to the same periods in 2022. In the third quarter of 2023, we divested our PHY IP group and as a result, we disposed of approximately $7.4 million of net intangible assets, which are expected to reduce our amortization expense in future periods. Refer to Note 4, “Intangible Assets and Goodwill,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.
Restructuring and Other Charges (Benefit)

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Restructuring and other charges (benefit)	$(0.1)	$—	(100.0)%	$9.4	$—	100.0%
In June 2023, we initiated a restructuring program to reduce overall expenses which is expected to improve future profitability by reducing our overall spending (the “2023 Restructuring Plan”). In connection with this restructuring program, we initiated a plan resulting in a reduction of 42 employees. During the nine months ended September 30, 2023, we recorded charges of approximately $9.4 million, which included an immaterial benefit during the three months ended September 30, 2023, to “Restructuring and other charges (benefit)” in our Unaudited Condensed Consolidated Statement of Operations, related to the reduction in workforce, as well as write-downs of obligations related to certain IP development costs and software licenses for engineering development tools. The 2023 Restructuring Plan is expected to be substantially completed in the fourth quarter of 2023. Refer to Note 16, “Restructuring and Other Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.
During the nine months ended September 30, 2022, we did not initiate any restructuring programs.

Gain on Divestiture

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Change in fair value of earn-out liability	$(90.8)	$—	(100.0)%	$(90.8)	$—	(100.0)%
In July 2023, we entered into an asset purchase agreement (the “Purchase Agreement”) with Cadence Design Systems, Inc. (the “Purchaser”), pursuant to which we agreed to sell certain assets and the Purchaser agreed to assume certain liabilities from us in each case with respect to our PHY IP group. The decision to sell this business reflects the ongoing review of our core semiconductor business to focus on our development of digital IP and chips, including novel memory solutions for high-performance computing, to support the continued evolution of the data center and artificial intelligence.
Consequently, we recognized a gain of approximately $90.8 million during the three and nine months ended September 30, 2023. Refer to Note 17, “Divestiture,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.
Impairment of Assets

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Impairment of assets	$10.0	$—	100.0%	$10.0	$—	100.0%
Concurrent with the sale of our PHY IP group to Cadence, we recorded a charge of approximately $10.0 million in our Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023. The charge was primarily related to the accelerated amortization of software licenses that were not part of the PHY IP disposal group, but where acceleration is warranted due to the lower headcount and corresponding excess capacity for such licenses. Refer to Note 17, “Divestiture,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.
Change in Fair Value of Earn-Out Liability

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Change in fair value of earn-out liability	$(5.7)	$2.4	NM*	$8.1	$(1.9)	NM*
_________________________________________
NM* — percentage is not meaningful
The changes in the fair value of the earn-out liability related to the PLDA acquisition, which is subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, and which is settled annually in shares of our common stock based on the fair value of that common stock fixed at the time we acquired PLDA. The fair value of the earn-out liability is remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period, and adjusted to reflect changes in the per share value of our common stock. During the three and nine months ended September 30, 2023, we remeasured the fair value of the earn-out liability, which resulted in a gain of $5.7 million and additional expense of $8.1 million, respectively, in our Unaudited Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2022, we remeasured the fair value of the earn-out liability, which resulted in additional expense of $2.4 million and a gain of $1.9 million, respectively, in our Unaudited Condensed Consolidated Statements of Operations.

Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Interest income and other income (expense), net	$2.7	$2.8	(4.3)%	$7.1	$6.9	2.5%
Gain on fair value of equity security	—	3.5	(100.0)%	—	3.5	(100.0)%
Loss on extinguishment of debt	—	(17.1)	(100.0)%	—	(83.6)	(100.0)%
Loss on fair value adjustment of derivatives, net	—	(2.3)	(100.0)%	(0.2)	(10.6)	(97.7)%
Interest expense	(0.3)	(0.4)	(18.5)%	(1.1)	(1.3)	(19.9)%
Interest and other income (expense), net	$2.4	$(13.5)	(117.5)%	$5.8	$(85.1)	(106.8)%

Interest income and other income (expense), net, includes interest income from our investment portfolio and from the significant financing component of licensing agreements, as well as any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies. For the three and nine months ended September 30, 2023, interest income and other income (expense), net, consisted primarily of interest income from our investment portfolio of $2.5 million and $6.4 million, respectively. For the three and nine months ended September 30, 2022, interest income and other income (expense), net, consisted primarily of interest income from the significant financing component of licensing agreements of $1.2 million and $4.5 million, respectively.
The gain on fair value of equity security of $3.5 million related to the sale of an equity security during the third quarter of 2022.
The losses on extinguishment of debt of $17.1 million and $83.6 million, as well as the $2.3 million and $10.6 million losses on fair value adjustment of derivatives, net, for the three and nine months ended September 30, 2022, respectively, related to the repurchases of $162.1 million aggregate principal amount of our 2023 Notes and the settlement of the related convertible senior note hedges and warrants.
The $0.2 million loss on fair value adjustment of derivatives, net, for the nine months ended September 30, 2023, related to the settlement of the remaining outstanding warrants in the first quarter of 2023.
Interest expense consists primarily of interest expense associated with long term software licenses for the three and nine months ended September 30, 2023. Prior to the second quarter of 2023, interest expense consisted primarily of interest expense associated with long term software licenses, the non-cash interest expense related to the amortization of the debt issuance costs on the 2023 Notes, as well as the coupon interest related to these notes. The remaining outstanding 2023 Notes were paid in full upon maturity in the first quarter of 2023. Refer to Note 9, “Convertible Notes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.
Provision for (Benefit from) Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2023	2022	Percentage	2023	2022	Percentage
Provision for (benefit from) income taxes	$4.0	$2.5	61.2%	$(151.1)	$5.9	NM*
Effective tax rate	3.8%	72.7%		(121.6)%	(24.5)%
_________________________________________
NM* — percentage is not meaningful

The provision for income taxes for the three months ended September 30, 2023 was primarily driven by foreign withholding taxes and adjustments to the valuation allowance release on our U.S. deferred tax assets due to a change in our forecasted taxable income and expense, offset by tax benefits from excess stock-based compensation deductions. The benefit from income taxes for the nine months ended September 30, 2023 was primarily driven by the valuation allowance release on our U.S. deferred tax assets, as well as tax benefits from excess stock-based compensation deductions, offset by foreign withholding taxes. Our income tax provision for the three months ended September 30, 2023 and income tax benefit for the nine months ended September 30, 2023 reflected an effective tax rate of 3.8% and (121.6)%, respectively. Our income tax provision for the three and nine months ended September 30, 2022 reflected an effective tax rate of 72.7% and (24.5)%, respectively. Our effective tax rate for the three and nine months ended September 30, 2023 differed from the U.S. statutory rate primarily due to the valuation allowance release on our U.S. deferred tax assets. Our effective tax rate for the three and nine months ended September 30, 2022, differed from the statutory rate primarily due to foreign tax credits and the full valuation allowance against U.S. deferred tax assets.
During the three months ended September 30, 2023 and 2022, we paid withholding taxes of $5.4 million and $5.5 million, respectively. During both the nine months ended September 30, 2023 and 2022, we paid withholding taxes of $15.8 million.
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
Upon considering the relative impact of all evidence during the second quarter of 2023, both negative and positive, and the weight accorded to each, we concluded that it was more likely than not that the majority of our deferred tax assets would be realizable, with the exception of primarily our California research and development credits and certain expiring federal tax credits that have not met the “more likely than not” realization threshold criteria. As a result, we released the related valuation allowance against the majority of our federal and state deferred tax assets. The effect of the valuation allowance release is included as a component of the benefit from income taxes in the accompanying Unaudited Condensed Consolidated Statements of Operations of this Form 10-Q.
When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete provision for (benefit from) income taxes in the interim period. During the three months ended September 30, 2023, we further adjusted our valuation allowance release as a result of a change in our forecasted income and tax expense, primarily due to the sale of intangible assets as part of our PHY IP group divestiture. We recognized discrete tax expense of $4.4 million during the three months ended September 30, 2023, and we recognized a $145.1 million discrete tax benefit during the nine months ended September 30, 2023, as a result of our valuation allowance release.
We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.

Liquidity and Capital Resources

	As of
(In millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$131.9	$125.3
Marketable securities	243.6	187.9
Total cash, cash equivalents and marketable securities	$375.5	$313.2

	Nine Months Ended
	September 30,
(In millions)	2023	2022
Net cash provided by operating activities	$140.9	$179.1
Net cash provided by investing activities	$30.9	$217.5
Net cash used in financing activities	$(165.4)	$(360.4)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the nine months ended September 30, 2023, were funded primarily from cash collected from our customers.
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
On August 10, 2023, we entered into an accelerated share repurchase program with Royal Bank of Canada (“RBC”) (the “2023 ASR Program”). The 2023 ASR Program was part of the share repurchase program previously authorized by our Board on October 29, 2020. Under the 2023 ASR Program, we pre-paid to RBC the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 1.6 million shares of our common stock from RBC on August 11, 2023, which were retired and recorded as an $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. On September 22, 2023, the accelerated share repurchase program was completed and we received an additional 0.2 million shares of our common stock, which were retired, as the final settlement of the 2023 ASR Program.
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
As of September 30, 2023, there remained an outstanding authorization to repurchase approximately 7.9 million shares of our outstanding common stock under the 2020 Repurchase Program. Refer to “Share Repurchase Program” below.
Operating Activities
Cash provided by operating activities of $140.9 million for the nine months ended September 30, 2023, was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the nine months ended September 30, 2023 primarily included a decrease in unbilled receivables and increase in income taxes payable, offset by increases in income taxes receivable, inventories and accounts receivable, as well as decreases in accounts payable, accrued salaries and benefits and deferred revenue.
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
Investing Activities
Cash provided by investing activities of $30.9 million for the nine months ended September 30, 2023, consisted of proceeds from the maturities and sales of available-for-sale marketable securities of $127.5 million and $117.8 million, respectively, and net proceeds from sale of our PHY IP group of $106.3 million, offset by purchases of available-for-sale marketable securities of $298.3 million and $22.5 million paid to acquire property, plant and equipment.
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
Financing Activities
Cash used in financing activities of $165.4 million for the nine months ended September 30, 2023, was primarily due to an aggregate payment of $100.3 million as part of our 2023 ASR program (includes $0.3 million in fees related to the ASR program), $36.7 million in payments of taxes on restricted stock units, $11.3 million paid under installment payment arrangements to acquire fixed assets, $10.7 million paid for the retirement of the remaining outstanding warrants, $10.4 million in aggregate principal amount paid upon maturity of the remaining outstanding 2023 Notes, offset by $6.5 million in proceeds from the issuance of common stock under equity incentive plans.
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

Contractual Obligations
As of September 30, 2023, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2023	2024	2025	2026	2027
Contractual obligations (1) (2)
Software licenses (3)	$29,847	$5,262	$16,502	$8,083	$—	$—
Other contractual obligations	1,800	600	1,200	—	—	—
Acquisition retention bonuses (4) (5)	879	—	550	329	—	—
Total	$32,526	$5,862	$18,252	$8,412	$—	$—
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $104.4 million, including $27.4 million recorded as a reduction of long-term deferred tax assets and $77.0 million in long-term income taxes payable as of September 30, 2023. As noted in Note 13, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the outcome at this time.
(2)    For our lease commitments as of September 30, 2023, refer to Note 8, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
(3)    We have commitments with various software vendors for agreements generally having terms longer than one year. As of September 30, 2023, approximately $16.0 million of the fair value of the software licenses was included in other current liabilities and $11.1 million was included in other long-term liabilities, in the accompanying Unaudited Condensed Consolidated Balance Sheet of this Form 10-Q.

(4)    In connection with the acquisition of Hardent in the second quarter of 2022 and the acquisition of PLDA in the third quarter of 2021, we are obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions, including the condition of employment.
(5)    In connection with the acquisition of AnalogX in the third quarter of 2021, we were obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions, including the condition of employment. In September 2023, we divested our PHY IP group, which includes AnalogX and resulted in us recognizing an immaterial decrease related to the remaining AnalogX acquisition retention bonus liability. Refer to Note 17, “Divestiture,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Share Repurchase Program
On October 29, 2020, our Board approved the 2020 Repurchase Program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by the Board in January 2015 and canceled the remaining shares outstanding as part of the previous authorization. During the nine months ended September 30, 2023, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed below.
On August 10, 2023, we entered into an accelerated share repurchase program with Royal Bank of Canada (“RBC”) (the “2023 ASR Program”). The 2023 ASR Program was part of the share repurchase program previously authorized by our Board on October 29, 2020. Under the 2023 ASR Program, we pre-paid to RBC the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 1.6 million shares of our common stock from RBC on August 11, 2023, which were retired and recorded as an $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. On September 22, 2023, the accelerated share repurchase program was completed and we received an additional 0.2 million shares of our common stock, which were retired, as the final settlement of the 2023 ASR Program.
Effective January 1, 2023, our share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. Excise tax incurred is included in the cost of shares repurchased in the Unaudited Condensed Consolidated Statement of Stockholders’ Equity of this Form 10-Q.
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
As of September 30, 2023, there remained an outstanding authorization to repurchase approximately 7.9 million shares of our outstanding common stock under the 2020 Repurchase Program.
We record share repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock in accordance with our accounting policy.
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
Refer to Note 9, “Convertible Notes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) goodwill, (3) intangible assets, (4) income taxes, (5) stock-based compensation and (6) business combinations. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Our policy specifically prohibits trading securities for the sole purpose of realizing trading profits. However, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss, similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of September 30, 2023, we had an investment portfolio of fixed income marketable securities of $287.8 million, including cash equivalents and time deposits. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of September 30, 2023, the fair value of the portfolio would decline by approximately $1.0 million. Actual results may differ materially from this sensitivity analysis.
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
Since the first quarter of 2023, we enter into foreign currency forward contracts (the “Contracts”) to manage our exposure related to certain foreign currency denominated monetary assets (the “Hedging Program”) and to minimize the related impact of foreign currency fluctuations on our earnings. The hedged monetary assets primarily consist of certain euro-denominated cash and accounts receivable balances. We enter into Contracts at the end of each month, and they have a duration of approximately one month at inception. As of September 30, 2023, the total local currency amount of the outstanding Contract was €3.2 million, and its total notional value was $3.4 million. Given the short duration such contracts are outstanding in relation to changes in potential market rates, the change in their fair value was deemed immaterial and was not reflected either as an asset or a liability in the accompanying Unaudited Condensed Consolidated Balance Sheet of this Form 10-Q. Additionally, the effect of a hypothetical 1% change in the euro as compared to the U.S. dollar as of September 30, 2023 would not have a material impact on our financial statements as the effect of foreign currency rate changes on our Contracts is expected to offset the effect of foreign currency rate changes on the hedged items. Actual results may differ materially from this sensitivity analysis. Refer to Note 7, “Fair Value of Financial Instruments,” and Note 15, “Derivative Instruments and Hedging Activities,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
•Products that fail to meet their specifications or are defective could impose significant costs on us or loss of business.
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
•We purchase inventory in advance based on expected demand for our products, and if demand is not as expected, we may have insufficient or excess inventory, which could adversely impact our financial condition.
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
We have a high degree of revenue concentration. Our top five customers represented approximately 59% and 57% of our revenue for the nine months ended September 30, 2023 and 2022, respectively. Additionally, our top five customers represented approximately 58% and 56% of our revenue for the years ended December 31, 2022 and 2021, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future. Our customers’ demand for our products may fluctuate due to factors beyond our control. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. A disruption in our relationship with any of our customers could adversely affect our business. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold or the demand for our products. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers, or any significant reduction in orders from, or a shift in product mix by, customers could have a material adverse effect on our operating results and financial condition.
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
Products that fail to meet their specifications or are defective could impose significant costs on us or loss of business.
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
Our business model continues to transform towards greater reliance on product revenue. We have recently experienced both growth and decline in sales of our memory interface chips quarter over quarter. We could experience a slowdown in our customers’ demand for our products in the near term, however, we anticipate our memory interface chips will contribute to continued long-term growth. If sales of our memory interface chips do not grow as anticipated, then our business could suffer as a result. Our business could be harmed if we are unable to develop and utilize new technologies that address the needs of our customers, or our competitors or customers develop and utilize new technologies more effectively or more quickly than we can. A transition by our customers to different business models could also result in reduced revenue. We cannot guarantee that we will be successful in keeping pace with all, or any, of the customer trends. Any investments made to enhance or develop new technologies that are not successful could have an adverse effect on our operating results and financial condition.
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

We purchase inventory in advance based on expected demand for our products, and if demand is not as expected, we may have insufficient or excess inventory, which could adversely impact our financial condition
As a fabless semiconductor company, we purchase our inventory from third-party manufacturers in advance of selling our products. We place orders with our manufacturers based on existing and expected orders from our customers for particular products. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers and we are not always able to make adjustments to align with our inventory needs. Our customers and distributors may cancel orders for many reasons, including but not limited to the impacts of the global economic downturn, business challenges, supply chain constraints, or other changes in their business requirements. In the event that our predictions are inaccurate due to unexpected increases in orders or our manufacturers are unable to provide the inventory that we require, we may have insufficient inventory to meet our customers’ demands. In addition, a perceived negative trend in market conditions could lead us to decrease the manufacturing volume of our products to avoid excess inventory. If we inaccurately assess market conditions for our products, we could have insufficient inventory to meet our customer demands resulting in loss of revenue. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, import/export restrictions or product returns, we may have excess inventory which, if not sold, may need to be written down or would result in a decrease in our revenue in future periods. If any of these situations were to arise, it could have a material impact on our business, financial condition and results of operations.
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
For the nine months ended September 30, 2023 and 2022, revenue received from our international customers constituted approximately 61% and 42%, respectively, of our total revenue. Additionally, for the years ended December 31, 2022 and 2021, revenue received from our international customers constituted approximately 39% and 36%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
We currently have international business, business development, and design operations in Canada, China, India, Finland, France, Japan, the Netherlands, South Korea, Taiwan, and Bulgaria. Our international operations and revenue are subject to a variety of risks which are beyond our control, including:
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
From time to time, we engage in acquisitions, strategic transactions, strategic investments, divestitures and potential discussions with respect thereto. For example, in 2019, we acquired Northwest Logic, Inc. (“Northwest Logic”) and the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure. Further, we acquired AnalogX Inc. (“AnalogX”) in July 2021, PLDA Group (“PLDA”) in August 2021, and Hardent, Inc. (“Hardent”) in May 2022. In July 2023, we entered into an asset purchase agreement with Cadence Design Systems to sell our PHY IP group, and the sale was completed in September 2023. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become accretive for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, including if we are unable to close any pending acquisitions. For example, for any pending or completed acquisitions, we may discover unidentified issues not discovered in due diligence, and we may be subject to regulatory approvals or liabilities that are not covered by indemnification protection or become subject to litigation.
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
We rely on our information systems and those of third parties for fulfilling licensing and contractual obligations, processing customer orders, delivering products, providing services and support to our customers, billing and tracking our customer orders, performing accounting operations and otherwise running our business. If our systems fail, our disaster and data recovery planning and capacity may prove insufficient to enable timely recovery of important functions and business records. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. For example, in the third quarter of 2023, we commenced operating a new ERP system. Any failures of this system to operate as intended could impact our ability to timely and accurately manage our business and publicly report our financial results. Additionally, our information systems may not support new business models and initiatives and significant investments could be required in order to upgrade them. Delays in adapting our information systems to address new business models and accounting standards could limit the success or result in the failure of such initiatives and impair the effectiveness of our internal controls. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our operating results could be negatively impacted.
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
We are subject to a variety of laws and regulations in the United States, the European Union and other countries that involve, for example, user privacy, data protection and security, content and consumer protection. For example, in 2016, a new EU data protection regime, the General Data Protection Regulation (“GDPR”) was adopted, with it fully effective on May 25, 2018. The GDPR includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The United Kingdom’s version of the GDPR, which it maintains along with its Data Protection Act, also provides for substantial penalties that, for the most serious violations, can go up to the greater of £17.5 million or 4% of a group’s worldwide turnover for the preceding financial year. In the United States, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA includes a framework with potentially severe statutory damages and private rights of action. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, effective as of January 1, 2023. Numerous other states have passed laws that share similarities with the CCPA and CPRA, and other states are considering such legislation. The U.S. federal government also is contemplating federal privacy legislation. The GDPR and CCPA, and new and evolving laws such as the CPRA, and other future changes in laws or regulations relating to cross-border data transfer, data localization, and other aspects of privacy, data protection and information security may require us to modify our existing practices with respect to the collection, use, disclosure and other processing of data. The GDPR, CCPA, and other existing and proposed laws and regulations can be costly and challenging to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs and subject us to claims or other remedies.
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
As part of the broader share repurchase program authorized by our Board on October 29, 2020, we entered into an accelerated share repurchase program with Deutsche Bank AG, London Branch as counterparty, through its agent Deutsche Bank Securities Inc. (“Deutsche Bank”) on November 11, 2020 (the “2020 ASR Program”), which was completed in the second quarter of 2021. Also in the second quarter of 2021, we entered into another accelerated share repurchase program with Deutsche Bank on June 15, 2021 (the “2021 ASR Program”), which was completed in the fourth quarter of 2021. In the third quarter of 2022, we entered into an accelerated share repurchase program with Wells Fargo on September 9, 2022 (the “2022 ASR Program”), which was completed in the fourth quarter of 2022. In the third quarter of 2023, we entered into an accelerated share repurchase program with Royal Bank of Canada (“RBC”) on August 10, 2023, (the “2023 ASR Program”), which was also completed in the third quarter of 2023.
After giving effect to the 2020, 2021, 2022 and 2023 ASR programs, detailed in the table below, there remained an outstanding authorization to repurchase approximately 7.9 million shares of our outstanding common stock under the 2020 Repurchase Program.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Cumulative shares repurchased as of December 31, 2022 (1) (2) (3)	10,261,922	$24.36	10,261,922	9,738,078
August 1, 2023 - September 30, 2023(4)	1,854,832	$53.91	1,854,832	7,883,246
Cumulative shares repurchased as of September 30, 2023	12,116,754		12,116,754

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
(2)    In June 2021, we entered into the 2021 ASR Program with Deutsche Bank to repurchase an aggregate of $100.0 million of our common stock. We made an upfront payment of $100.0 million pursuant to the accelerated share repurchase program and received an initial delivery of 3.9 million shares, which were retired and recorded as an $80.0 million reduction to stockholders' equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. In October 2021, the accelerated share repurchase program was completed and we received an additional 0.4 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program. The total shares of our common stock received and retired under the terms of the accelerated share repurchase program were 4.4 million, with an average price paid per share of $22.82.
(3)    In September 2022, we entered into the 2022 ASR Program with Wells Fargo to repurchase an aggregate of $100.0 million of our common stock. We made an upfront payment of $100.0 million pursuant to the accelerated share repurchase program and received an initial delivery of approximately 3.1 million shares, which were retired and recorded as an $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the fourth quarter of 2022, the accelerated share repurchase program was completed and we received an additional 0.1 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program. The total shares of our common stock received and retired under the terms of the accelerated share repurchase program were 3.2 million, with an average price paid per share of $31.30.
(4)    In August 2023, we entered into the 2023 ASR Program with RBC to repurchase an aggregate of $100.0 million of our common stock. We made an upfront payment of $100.0 million pursuant to the accelerated share repurchase program and received an initial delivery of approximately 1.6 million shares, which were retired and recorded as an $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. On September 22, 2023, the accelerated share repurchase program was completed and we received an additional 0.2 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program. The total shares of our common stock received and retired under the terms of the accelerated share repurchase program were 1.8 million, with an average price paid per share of $53.91.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the third quarter of 2023, the below directors and/or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” and/or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K. The Rule 10b5-1 trading arrangements are each intended to satisfy the affirmative defense in Rule 10b5-1(c)(1).

Name	Title	Adopted or Terminated	Adoption Date	Termination Date	Total Number of Shares of Common Stock to be Sold
Desmond M. Lynch	Senior Vice President, Finance and Chief Financial Officer	Adopted	September 7, 2023	September 7, 2024	8,365
Sean Fan	Senior Vice President, Chief Operating Officer	Adopted	September 11, 2023	September 11, 2024	Up to 135,752
No other directors or officers, as defined in Rule 16a-1(f), adopted, modified, and/or terminated a “Rule 10b5-1 trading arrangement,” and no directors or officers, as defined in Rule 16a-1(f), adopted, modified, and/or terminated a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1(1)	Asset Purchase Agreement by and between Rambus Inc. and Cadence Design Systems, Inc., dated as of July 19, 2023.*

10.1(2)	Form of ASR Agreement.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Rambus will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request. Rambus may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

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

(1)	Incorporated by reference to the Form 8-K filed on July 20, 2023.

(2)	Incorporated by reference to the Form 8-K filed on August 11, 2023.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	November 3, 2023	By:	/s/ Desmond Lynch
Desmond Lynch
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)