Form 10-K
period 2023-12-31
RAMBUS INC
filed 2024-02-23
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2023
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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2023 was approximately $5.0 billion based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $0.001 par value, was 107,887,603 as of January 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on or about April 25, 2024 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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
•Success in obtaining orders from our customers, and our ability to accurately anticipate and meet our customers’ demands;
•Success in entering and growth in new markets;
•Levels of variation in our customers’ shipment volumes, sales prices and product mix;
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
•Effects of natural disasters, climate change and extreme weather events on our supply chain;
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
•Effects of a varying rate of inflation;
•Effects of U.S. government restrictions on exports, including with China;
•Effects of current and future uncertainty in the worldwide economy, including major central bank policies and worldwide changes in credit markets;
•Effects of changes in macroeconomic conditions, increased risk of recession and geopolitical issues;
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
Overview
As an industry pioneer with over 30 years of advanced semiconductor design experience, Rambus is dedicated to addressing the challenges of accelerating and protecting data in hardware for the data center and other growing markets. We are a leader in high-performance memory subsystems, providing chips, silicon intellectual property (“IP”) and innovations that maximize the performance and security in computationally intensive systems.
With the exponential increase in the complexity, size and number of advanced workloads, like generative artificial intelligence (“AI”), the demands on computing infrastructure continue to grow at an accelerated pace. The performance gap between processors and memory is an increasingly significant bottleneck in high-performance systems. Processors and accelerators continue to increase in speed and core count, while memory latency and bandwidth lag behind, creating a “memory wall” inhibiting overall system performance improvements.
Throughout our history, Rambus has been focused on advancing memory technologies and novel architectures, as well as delivering the solutions needed to break down the memory wall. We provide industry-leading memory interface chips that enable the highest bandwidth and capacity server memory modules, maximizing memory performance for data-intensive workloads.
The broadening adoption of AI also creates opportunities for our silicon IP solutions. Our high-performance digital controller cores are increasingly critical to accelerated computing chips. In addition, the proliferation of application-specific silicon creates increased vulnerabilities to attack as data is distributed across systems, amplifying the need for our industry-leading security IP.
Rambus offers a balanced and diverse portfolio of solutions across chips, silicon IP and patent licensing, each of them contributing at scale. The data center continues to be the Company’s primary focus market, demanding the highest performance and security, and represents greater than 75% of the revenue from Rambus chip and silicon IP sales. Benefiting from the increasing demands in data center, our product revenue, which consists primarily of memory interface chips, has grown at a 5-year compound annual growth rate of 42% from 2018 through 2023. Silicon IP has sustained momentum, driven by design wins at leading system on chip (“SoC”) customers, and is well positioned to capture the growing opportunities. In addition, this year Rambus successfully closed and extended key patent licensing agreements, solidifying our foundation of sustained cash generation to fuel investments in our product and technology roadmaps and delivering consistent return of value to stockholders.
Memory Interface Chips
Made for high performance, reliability and power efficiency, Rambus DDR memory interface chips for server memory modules (e.g., RDIMMs) enable increased bandwidth and expanded capacity in enterprise and cloud servers. The Rambus portfolio includes DDR5 and DDR4 memory interface chipsets. Our leading-edge DDR5 chipset solution includes the Registering Clock Driver (“RCD”), Serial Presence Detect Hubs (“SPD Hub”) and Temperature Sensors (“TS”).
We sell memory interface chips directly and indirectly to memory module manufacturers, OEMs and hyperscalers worldwide through multiple channels, including our direct sales force and distributors. We have sales operations in the United States, France, Japan, South Korea, Taiwan and China, where we employ sales personnel who serve our direct customers and manage our channel partners.
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
Silicon IP
Rambus Silicon IP includes interface and security IP solutions that move and protect data in advanced data center, government and automotive applications. Our interface IP solutions feature both high-speed memory and chip-to-chip digital controller IP. Our security IP offerings comprise one of the industry’s most comprehensive portfolios of solutions, including crypto cores, hardware roots of trust, high-speed protocol engines and chip provisioning technologies.
We sell Silicon IP solutions to leading chip makers worldwide for integration into their SoC and FPGA designs. Rambus Silicon IP is sold primarily through our direct sales force operating out of offices in the United States, France, Japan, South Korea, Taiwan and China.
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
Our patent licenses enable our customers to use specified portions of our portfolio of patented inventions in the customer’s own digital electronics products, systems or services. These licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed or variable, or a hybrid of fixed and variable royalty payments over certain periods typically ranging up to ten years. Leading semiconductor and electronic system companies, such as AMD, Broadcom, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, Nuvoton, NVIDIA, Phison, Qualcomm, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital and Winbond have licensed our patents for use in their own products. Additionally, from time to time, we enter into agreements to sell certain patent assets under agreements which may also include subsequent profit-sharing. The sale of these patents, as well as the subsequent profit-sharing, are included as part of our royalty revenue.
Competition
The semiconductor industry is intensely competitive and is characterized by rapid technological change, short product life cycles, cyclical market patterns, price erosion, increasing foreign and domestic competition and market consolidation. Rambus competes with product offerings from various companies depending upon the particular Rambus product line. In the memory interface chip market, we compete with international semiconductor companies, including Renesas and Montage Technology. In the Silicon IP market, Rambus competes with the in-house design teams at our potential customers, as well as with third-party IP suppliers, such as Cadence and Synopsys. Many of our competitors are larger and have better access to financial, technical, sales and marketing resources than we possess.
To the extent that alternative technologies, which might provide comparable system performance at lower or similar cost to our patented technologies, are perceived to require the payment of no or lower fees or royalties, or to the extent other factors influence the industry, our customers and prospective customers may adopt and promote such alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain. As in the past, litigation may be required to enforce and protect our IP rights, on top of the substantial investments undertaken to research and develop our innovations and technologies.
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
To foster our research and development efforts, we have assembled a team of highly skilled inventors, engineers and scientists whose activities are focused on continually developing new innovations within our chosen technology fields, and have thereby secured the IP rights and legal protections for these ground-breaking inventions. Using this foundation of innovation, our technical teams develop new semiconductor solutions that enable increased performance, greater power efficiency and increased levels of security, as well as other improvements and benefits. Our solution design and development process is a multi-disciplinary effort requiring expertise in multiple fields across all of our operational units.
A significant number of our scientists and engineers spend all or a portion of their time on research and development. For the years ended December 31, 2023, 2022 and 2021, research and development expenses were $156.8 million, $158.8 million and $135.7 million, respectively. We expect to continue to invest substantial funds in research and development activities. In addition, because our customer agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract and other revenue.

Human Capital Resources
As of December 31, 2023, we had 623 employees, of which approximately 42% were in the United States and 58% in other global regions. Additionally, approximately 69% of our employees were engineers with the remaining employees in sales, general and administrative positions. None of our employees are covered by collective bargaining agreements.
We believe that our future success largely depends upon our continued ability to identify, attract, motivate and retain qualified personnel. We provide our employees with competitive compensation, as well as opportunities for equity ownership and developmental programs that enable continued learning and growth. We also offer employees benefits such as life and health insurance, paid time off, paid parental leave and retirement savings plans. We utilize successful recruiting practices that yield qualified and dedicated employees who are driven to achieve our vision.
The employment market in the United States can be competitive, especially for technology companies in the San Francisco Bay Area and elsewhere. Our human capital resources objectives, as described above, help us retain and motivate our existing employees, advisors and consultants, which is a key component of increasing stockholder value and the success of Rambus.
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
Intellectual Property
We maintain and support an active program to protect our IP, primarily through the filing of patent applications and the defense of issued patents against potential infringement. As of December 31, 2023, our technologies are covered by 2,221 U.S. and foreign patents, having expiration dates ranging from 2024 to 2043. Additionally, we have 547 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We believe our patented innovations provide our customers with the legal rights and licenses to use our inventions to achieve improved performance, greater cost-effectiveness and other technological benefits in their own products and services. We intend to continue our innovation efforts and allocate significant investment in our IP development programs.
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
Corporate and Available Information
Rambus Inc. was founded in 1990 and reincorporated in Delaware in March 1997. Our principal executive offices are located at 4453 North First Street, Suite 100, San Jose, California, 95134. Our website is www.rambus.com. We have used, and intend to continue to use, our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website. You can obtain copies of our Forms 10-K, 10-Q, 8-K and other filings with the SEC, and all amendments to these filings, free of charge, from our website as soon as reasonably practicable following our filing of any of these reports with the SEC. In addition, you may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at www.sec.gov. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.
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

Name	Age	Position and Business Experience

Luc Seraphin	60
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
Mr. Seraphin holds a bachelor’s degree in Mathematics and Physics and a master’s degree in Electrical Engineering from Ecole Superieure de Chimie, Physique, Electronique, based in Lyon, France where he majored in Computer Architecture. Mr. Seraphin also holds an MBA from the University of Hartford and has completed the senior executive program of Columbia University and the Stanford Directors’ Consortium.

Desmond Lynch	44
Chief Financial Officer. Mr. Lynch has served as Chief Financial Officer since August 2022, where he is responsible for the global finance organization, with responsibility for financial management, planning, tax, treasury, controls and reporting. Previously, he served as the Vice President of Finance for Rambus.
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

Sean Fan	58
Senior Vice President, Chief Operating Officer. Mr. Fan has served as the Senior Vice President, Chief Operating Officer since August 2019.
Prior to Rambus, from March 2019 to June 2019, he served as Vice President and General Manager at Renesas Electronics Corporation, responsible for the datacenter business unit, a premier supplier of advanced semiconductor solutions. Prior to his role at Renesas, Mr. Fan was Senior Vice President and Corporate General Manager of the Computing and Communications Group at Integrated Device Technology, Inc. (“IDT”), a leading supplier of analog mixed-signal products including sensors, connectivity and wireless power, from May 2017 until March 2019 when IDT was acquired by Renesas Electronics Corporation. Mr. Fan joined IDT in 1999 and held various management roles at IDT, including Vice President and General Manager of the Computing and Communications Division, Vice President and General Manager of the Interface Connectivity Division, Vice President of China Operations, Vice President and General Manager of the Memory Interface Division, General Manager of Standard Product Operations and Senior Director of Silicon Timing Solutions. Prior to joining IDT, Mr. Fan served in various engineering and management roles with Lucent Microelectronics, Mitel Semiconductor and the National Lab of Telecom Research in China.

John Shinn	55
Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer. Mr. Shinn has served as the Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since February 2021 and as our Vice President, Deputy General Counsel since October 2016.
Prior to Rambus, Mr. Shinn was Vice President and General Counsel at Toptal, LLC, a global remote company that provides a freelancing platform, connecting businesses with software engineers, designers, finance experts, product managers and project managers, from February 2016 until October 2016, where he was responsible for all aspects of the corporate legal function, including corporate governance, regulatory compliance, commercial transactions, intellectual property matters and employment law. From February 2015 to January 2016, Mr. Shinn served as the Vice President of Legal at Tanium, Inc., an enterprise software company at the forefront of security and systems management, where he was responsible for all aspects of the company legal function, including commercial licensing, partnership and vendor contracts, new hire and employment matters, sales compensation plan design and corporate legal matters. Prior to February 2015, Mr. Shinn held the Sr. Director of Legal, Commercial Transactions at Brocade Communication Systems, Inc. Mr. Shinn has also worked in private practice with the law firm of Wilson Sonsini Goodrich & Rosati, advising high tech and emerging growth companies on technology transactions and mergers and acquisitions. Mr. Shinn began his legal career as a litigation attorney with a boutique intellectual property and securities litigation law firm in San Jose.
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
•Much of our revenue is concentrated in a few customers, and if we lose any of these customers through contract terminations, acquisitions or other means, our revenue may decrease substantially.
•Products that fail to meet their specifications or are defective could impose significant costs on us or result in loss of business.
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
•The markets for semiconductor products are cyclical, and increased levels of inventory may lead to overcapacity and lower prices, and conversely, we may not be able to satisfy unexpected demand for our products.
•A meaningful portion of our future revenue depends on sustaining or growing our licensing revenue and the failure to achieve such revenue would lead to a material decline in our results of operations.
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
•We rely on third parties for a variety of services, including manufacturing, and these third parties’ failure to perform these services adequately or change our allocation of their services/capacity due to industry or other pressures could materially and adversely affect our business.
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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 62%, 58% and 56% of our revenue for the years ended December 31, 2023, 2022 and 2021, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future. Our customers’ demand for our products may fluctuate due to factors beyond our control. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. A disruption in our relationship with any of our customers could adversely affect our business. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold or the demand for our products. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers or any significant reduction in orders from, or a shift in product mix by customers, could have a material adverse effect on our operating results and financial condition.
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
We continue to negotiate with customers and prospective customers to enter into license agreements. Any future agreement may trigger our obligation to offer comparable terms or modifications to agreements with our existing customers, which may be less favorable to us than the existing license terms. We expect licensing fees will continue to vary based on our success in renewing existing license agreements and adding new customers, as well as the level of variation in our customers’ reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed. In addition, some of our material license agreements may contain rights by the customer to terminate for convenience, or upon certain other events, such as change of control, material breach, insolvency or bankruptcy proceedings. If we are unsuccessful in entering into license agreements with new customers or renewing license agreements with existing customers, on favorable terms or at all, or if these agreements are terminated, our results of operations may decline significantly.
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
Products that fail to meet their specifications or are defective could impose significant costs on us or result in loss of business.
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
We sell our memory interface chips directly and indirectly to memory module manufacturers and OEMs worldwide for integration into server memory modules. We cannot be assured that our customers’ products will be commercially successful over time or at all as a result of factors beyond our control. If products incorporating our technologies are not commercially successful or experience rapid decline, our revenue and business will suffer. Further, we are continuing to expand into new segments and if our memory interface chips fail to achieve acceptance by customers in such segments, then our business could suffer as a result. Changes in our customers’ order patterns could result in us holding excess quantities of inventory which could result in us recording reserves for excess and obsolete inventory. Any such reserves would have an adverse effect on our operating results and financial condition.
We purchase inventory in advance based on expected demand for our products, and if demand is not as expected, we may have insufficient or excess inventory, which could adversely impact our financial condition.
As a fabless semiconductor company, we purchase our inventory from third-party manufacturers in advance of selling our products. We place orders with our manufacturers based on existing and expected orders from our customers for particular products. We are also subject to increased inventory risks and costs because we build our products based on forecasts provided by customers before receiving purchase orders for the product. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers and we are not always able to make adjustments to align with our inventory needs. Our customers may cancel orders for many reasons, including but not limited to trends in the global economy, business challenges, supply chain constraints, longer than expected inventory digestion or other changes in their business requirements. In the event that our predictions are inaccurate due to unexpected increases in orders or our manufacturers are unable to provide the inventory that we require, we may have insufficient inventory to meet our customers’ demands. In addition, a perceived negative trend in market conditions could lead us to decrease the manufacturing volume of our products to avoid excess inventory. If we inaccurately assess market conditions for our products, we could have insufficient inventory to meet our customer demands resulting in loss of revenue. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, import/export restrictions or product returns, we may have excess inventory which, if not sold, may need to be written down or would result in a decrease in our revenue in future periods. If any of these situations were to arise, it could have a material impact on our business, financial condition and results of operations.
The markets for semiconductor products are cyclical, and increased levels of inventory may lead to overcapacity and lower prices, and conversely, if we do not hold sufficient inventory, we may not be able to satisfy unexpected demand for our products.
The cyclical nature of the semiconductor industry has resulted in periods when demand for our products has increased or decreased rapidly. If we overbuild inventory in a period of decreased demand, or we expand our operations too rapidly or procure excessive resources in anticipation of increased demand for our products, and that demand does not materialize at the pace at which we expect, or declines, our operating results may be adversely affected as a result of charges related to obsolete inventory, inventory write-downs, increased operating expenses or reduced margins.
We may in the future experience periods of customer inventory adjustments that may adversely affect our operating results. In addition, we may not be able to expand our operations in a sufficiently timely manner, procure adequate resources and raw materials, locate suitable third-party suppliers or respond effectively to changes in demand for our existing products or to demand for new products requested by our customers, and our current or future business could be materially and adversely affected.
We periodically transition to newer generations of our semiconductor products as the market shifts to demand for such products. While we have managed prior product transitions and have previously sold multiple generations of products at the same time, these transitions are difficult to forecast and may result in under-supply or over-supply of inventory by product generation, which may negatively impact revenue and inventory reserves.
Our products may not be successful in new markets.
Various target markets for our products, such as AI, may develop slower than anticipated or could utilize competing technologies. The markets for some of these products depend in part upon the continued development and deployment of various other technologies, which may or may not address the needs of the users of these products. We cannot predict the size or growth rate of these markets or the market share we will achieve or maintain in these markets in the future.
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
A meaningful portion of our future revenue depends on sustaining or growing our licensing revenue and the failure to achieve such revenue would lead to a material decline in our results of operations.
While our business model continues to transform towards greater reliance on product revenue, a large portion of our revenue still consists of fees paid for access to our patented technologies, existing technology and other development and support services we provide to our customers. Our ability to secure and renew the licenses from which that revenue is derived depends on our customers adopting our technology and using it in the products they sell. If customers do not upgrade or enhance their product offerings to include such technologies, our revenue and operating results may be adversely affected. Once secured, license revenue may be negatively affected by factors within and outside our control, including reductions in our customers’ sales prices, sales volumes, our failure to timely complete engineering deliverables and the actual terms of such licenses themselves. In addition, our licensing cycle for new licensees, as well as for renewals for existing licensees is lengthy, costly and unpredictable. We cannot provide any assurance that we will be successful in signing new license agreements or renewing existing license agreements on equal or favorable terms or at all. If we do not achieve our revenue goals, our results of operations could decline.
Our licensing cycle is lengthy and costly, and our marketing and licensing efforts may be unsuccessful.
The process of persuading customers to adopt and license our chip interface, data security IP and other technologies can be lengthy. Even if successful, there can be no assurance that our technologies will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. We generally incur significant marketing and sales expenses prior to entering into our license agreements, generating a license fee and establishing a royalty stream from each customer. The length of time it takes to establish a new licensing relationship can take many months or even years. We may incur costs in any particular period before any associated revenue stream begins, if at all. If our marketing and sales efforts are very lengthy or unsuccessful, then we may face a material adverse effect on our business and results of operations as a result of failure to obtain, or an undue delay in obtaining, royalties.
Some of our license agreements may convert from royalty generating to fully paid-up licenses at the expiration of their terms, or upon certain milestones, and we may not receive royalties after that time.
From time to time, we enter into license agreements that automatically convert from royalty generating arrangements to fully paid-up licenses under which the customer is no longer required to make payments for all or certain components of the licensed technology or IP upon expiration or upon reaching certain milestones. We may not receive further royalties from customers for any licensed technology under those agreements if they convert to fully paid-up licenses because such customers will be entitled to continue using some, if not all, of the relevant IP or technology under the terms of the license agreements without further payment, even if relevant patents or technologies are still in effect. If we cannot find another source of royalties to replace the royalties from those license agreements that convert to fully paid-up licenses, our results of operations following such conversion could be adversely affected.
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
In addition, while some of our license agreements provide for fixed, quarterly royalty payments, many of our license agreements provide for volume-based royalties and may also be subject to caps on royalties in a given period. The sales volume and prices of our customers’ products in any given period can be difficult to predict. Under the revenue recognition standard (“ASC 606”) adopted during the first quarter of 2018, our revenue may vary greatly from quarter to quarter. As a result of the foregoing items, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.
Also, a portion of our revenue comes from development and support services provided to our customers. Depending upon the nature of the services, a portion of the related revenue may be recognized ratably over the support period or may be recognized according to contract revenue accounting. Contract revenue accounting may result in deferral of the service fees until the completion of the contract or may result in the recognition of service fees over the period in which services are performed on a percentage-of-completion basis.
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
For the years ended December 31, 2023, 2022 and 2021, revenue received from our international customers constituted approximately 62%, 39% and 36%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
To the extent that customer sales are not denominated in U.S. dollars, any royalties that are based on a percentage of the customers’ sales and which we receive as a result of such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of licensed products sold by our foreign customers were to increase as a result of fluctuations in the exchange rate of the relevant currencies, demand for licensed products could fall, which in turn would reduce our royalties. From time to time, we use limited financial instruments to hedge foreign exchange rate risk, however such instruments may not be sufficient to cover such risk.

Trade-related government actions, whether implemented by the United States, China, the European Union or other countries, that impose barriers or restrictions impacting our ability to sell or ship products to certain customers may have a negative impact on our financial condition and results of operations. We cannot predict the actions government entities may take in this context and may be unable to quickly offset or effectively react to government actions that restrict our ability to sell to certain customers or in certain jurisdictions. Government actions that affect our customers’ ability to sell products or access critical elements of their supply chains may result in a decreased demand for their products, which may consequently reduce their demand for our products.
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
We currently have international business, business development, and design operations in Bulgaria, Canada, China, India, Finland, France, the Netherlands, South Korea, and Taiwan. Our international operations and revenue are subject to a variety of risks that are beyond our control, including:
•hiring, maintaining and managing a workforce and facilities remotely and under various legal systems, including compliance with local labor and employment laws;
•non-compliance with our code of conduct or other corporate policies;
•compliance with and international laws involving international operations, including the Foreign Corrupt Practices Act of 1977, as amended, sanctions and anti-corruption laws, export and import laws and similar rules and regulations;
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
•geopolitical instability, including changes in diplomatic and trade relationships, in particular with China and Taiwan, and potentially in Israel and the Middle East; and
•cultural differences in the conduct of business both with customers and in conducting business in our international facilities and international sales offices.
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
Our operations and performance depend significantly on worldwide economic conditions. Current and future uncertainty in the worldwide economy due to inflation, geopolitics, major central bank policies including interest rate increases or related changes, public health crises or other global factors could adversely affect our business. Adverse economic conditions could also affect demand for our products and our customers’ products. If our customers experience reduced demand or excess inventory as a result of global or regional economic conditions or otherwise, this could result in reduced royalty revenue and/or product sales and our business and results of operations could be harmed. Inflationary pressures and shortages have increased, and may continue to increase, costs for materials, supplies and labor, which could cause our expenses to increase at a rate faster than our product pricing to recover such increases, which may further result in a material adverse effect on our business, financial condition or results of operations.
Additionally, deterioration of conditions in worldwide credit markets could limit our ability to obtain external financing, if needed, to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of losses on our accounts receivable due to credit defaults. As a result, downturns in the worldwide economy could have a material adverse effect on our business, results of operations or financial condition.
Any failure in our delivery of high-quality technical support services may adversely affect our relationships with our customers and our financial results.
Our customers depend on our support organization to resolve technical issues and provide ongoing maintenance relating to our products and services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on our offerings and business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers and our business, operating results and financial position.
Our operations are subject to the effects of a rising rate of inflation.
The United States has recently experienced historically high levels of inflation. While inflation rates have moderated in recent quarters, if the inflation rate increases again as a result of increases in the costs of labor and supplies, it will affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Additionally, the United States is experiencing an acute workforce shortage of qualified applicable talent, which in turn, has created a competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.
Risks Associated with Our Supply and Third-Party Manufacturing
We rely on third parties for a variety of services, including manufacturing, and these third parties’ failure to perform these services adequately or change our allocation of their services/capacity due to industry or other pressures could materially and adversely affect our business.
We rely on third parties for a variety of services, including our manufacturing supply chain partners and third parties within our sales and distribution channels. Some of these third parties are, and may be, our sole manufacturer or sole source of certain production materials and may be located in regions subject to geopolitical uncertainty (e.g., tensions between China and Taiwan and evolving export/import restrictions). If we fail to manage our relationships with these manufacturers and suppliers effectively, or if they experience delays, disruptions, geopolitical changes, capacity constraints/allocation pressures or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in any of our manufacturers and suppliers’ financial or business condition could disrupt our ability to supply quality products to our customers. If we are required to change our manufacturers, we may lose revenue, incur increased costs and damage our end-customer relationships. In addition, porting to and qualifying a new manufacturer and commencing production can be an expensive and lengthy process. If our third-party manufacturers or suppliers are unable to provide us with adequate supplies of high-quality products for any other reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected. In the event these and other third parties we rely on fail to provide their services adequately, including as a result of errors in their systems, industry pressures or events beyond their control, or refuse to provide these services on terms acceptable to us, and we are not able to find suitable alternatives, our business may be materially and adversely affected. In addition, our orders may represent a relatively small percentage of the overall orders received by our manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority in the event our manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. If our manufacturers are unable to provide us with adequate supplies of high-quality products, or if we or our manufacturers are unable to obtain adequate quantities of components, it could cause a delay in our order fulfillment, in which case our business, operating results and financial condition could be adversely affected.
Semiconductor supply chain disruptions have been well publicized in the recent past. We believe that we could experience various supply constraints related to our memory interface chip business in the future. In particular, to the extent we do not have sufficient wafer and packaging substrate firm commitments from our third-party suppliers or they are otherwise unable to provide such services and materials, we may not obtain the materials needed on our desired timelines or at reasonable prices.

Large swings in demand could exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes resulting in a shortage of parts, materials or capacity needed to manufacture our products. While we continually work with our suppliers to mitigate the impact of the supply constraints to our customer deliveries, in the event of a shortage or supply interruption from suppliers of our components, we may not be able to develop alternate sources quickly, cost-effectively or at all. An extended period of global supply chain and economic disruption could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain.
Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, IP theft, losses due to tampering, third-party vendor issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulations, potential tariffs or other trade restrictions, geopolitical uncertainty and related military actions or other similar problems could limit or delay the supply of our products. Any interruption or delay in manufacturing or component supply, any increases in manufacturing or component costs, or the inability to obtain these services or components from alternate sources at acceptable prices and within a reasonable amount of time would harm our ability to provide our products to customers on a timely basis. This could harm our relationships with our customers, prevent us from acquiring new customers and materially and adversely affect our business.
If the manufacturing and/or packaging process for our products is disrupted by operational issues, natural disasters or other events, our business, results of operations or financial condition could be materially adversely affected.
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
From time to time, there have been disruptions in our subcontractors’ operations as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components or equipment failures. Our subcontractors have manufacturing and other operations in locations subject to natural disasters and possible climate changes, such as severe and variable weather and geological events resulting in increased costs, or disruptions to our manufacturing operations or those of our suppliers or customers. In addition, climate change may pose physical risks to our manufacturing facilities or our suppliers’ facilities, including increased extreme weather events that could result in supply delays or disruptions. Other events, including political or public health crises, such as an outbreak of contagious diseases like COVID-19, may also affect our subcontractors’ production capabilities.
If production is disrupted for any reason, manufacturing yields may be adversely affected, or we may be unable to meet our customers’ requirements and they may purchase products from other suppliers. This could result in a significant increase in manufacturing costs, loss of revenue or damage to customer relationships, any of which could have a material adverse effect on our business.
We rely on a number of third-party providers for data center hosting facilities, equipment, maintenance and other services, and the loss of, or problems with, one or more of these providers may impede our growth or cause us to lose customers.
We rely on third-party providers to supply data center hosting facilities, equipment, maintenance and other services in order to enable us to provide some of our services and have entered into various agreements for such services. The continuous availability of our services depends on the operations of those facilities, on a variety of network service providers and on third-party vendors. In addition, we depend on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, cyber-attacks and similar events. If there are any lapses of service or damage to a facility, we could experience lengthy interruptions in our service, as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, our business could be harmed. Any interruptions or delays in our service, whether as a result of third-party error, our own error, natural disasters, criminal acts, security breaches or other causes, whether accidental or willful, could harm our relationships with customers, harm our reputation and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause us to lose customers, any of which could materially adversely affect our business.

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
Attempts by others to gain unauthorized access to and disrupt our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, may include covertly introducing malware to our computers and networks (or those of our customers) and impersonating authorized users, phishing attempts and other forms of social engineering, employee or contractor malfeasance, denial of service attacks and ransomware attacks, among others. We seek to detect and investigate all security incidents impacting our systems and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. We also utilize third-party service providers to host, transmit or otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications. Our customers also often have access to and host our confidential IP and business information on their own internal and directed third-party systems. We, our customers, and/or our third-party service providers have faced and may continue to face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures and those of our customers or vendors may be subject to breaches or intrusions due to the actions of outside parties, employee error, malfeasance, a combination of these or otherwise, including social engineering and employee and contractor error or malfeasance, especially as certain of our employees engage in work from home arrangements, and, as a result, an unauthorized party may obtain access to our systems, networks or data, including IP and confidential business information of ourselves and our customers. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of our customers or of third parties that support us and our services. We and our service providers may face difficulties or delays in identifying or responding to any actual or perceived security breach or incident. The theft or other unauthorized acquisition of, unauthorized use or publication of or access to our IP and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. In the event of any security breach or incident, including any breach or incident that results in inappropriate access to, or loss, corruption, unavailability or unauthorized acquisition, disclosure or other processing of our or our customers’ confidential information or any personally identifiable information we or our third-party service providers maintain, including that of our employees, we could suffer a loss of IP or loss of data, may be subject to claims, liability and proceedings and may incur liability and otherwise suffer financial harm.
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
Our products and services are highly technical and complex, and among our various businesses our products and services are crucial to providing security and other critical functions for our customers’ operations. Our products and services have from time to time contained and may in the future contain undetected errors, bugs, defects or other security vulnerabilities. Some errors in our products and services may only be discovered after a product or service has been deployed and used by customers and may in some cases only be detected under certain circumstances or after extended use. In addition, because the techniques used by hackers to access or sabotage our products and services and other technologies change and evolve frequently and generally are not recognized until launched against a target, we may be unable to anticipate, detect or prevent these techniques and may not address them in our data security technologies. Any errors, bugs, defects or security vulnerabilities discovered in our solutions after commercial release could adversely affect our revenue, our customer relationships and the market’s perception of our products and services. We may not be able to correct any errors, bugs, defects, security flaws or vulnerabilities promptly or at all. Any breaches, defects, errors or vulnerabilities in our products and services could result in:
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
From time to time, we engage in acquisitions, strategic transactions, strategic investments, divestitures and potential discussions with respect thereto. For example, in 2019, we acquired Northwest Logic, Inc. and the Secure Silicon IP and Protocols business from Verimatrix, formerly Inside Secure. Further, we acquired AnalogX Inc. in July 2021, PLDA Group in August 2021 and Hardent, Inc. in May 2022. In July 2023, we entered into an asset purchase agreement with Cadence Design Systems to sell our PHY IP group, and the sale was completed in September 2023. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become accretive for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, including if we are unable to close any pending acquisitions. For example, for any pending or completed acquisitions, we may discover unidentified issues not discovered in due diligence, and we may be subject to regulatory approvals or liabilities that are not covered by indemnification protection or become subject to litigation.

Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner and achieve anticipated synergies, and we may not be successful in these efforts. The integration of companies that have previously operated independently is complex and time consuming and may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, facilities, products, processes, operations, business models and systems, technology and sales and distribution channels; retaining customers and suppliers of the acquired business; minimizing the diversion of management’s and other employees’ attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; consolidating corporate and administrative infrastructures; implementing controls, processes and policies appropriate for a public company at acquired companies that may have previously lacked such controls, processes and policies; and managing the increased scale, complexity and globalization of our business, operations and employee base.
Additional risks related to our acquisitions or strategic investments include, but are not limited to:
•difficulty in combining the technology, products or operations of the acquired business with our business;
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
Our strategic investments in new areas of technology may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return of capital and unidentified issues not discovered in due diligence. These investments are inherently risky and may not be successful.
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
Any downturn in economic conditions or other business factors could threaten the financial health of our counterparties, including companies with which we have entered into licensing, asset/product sale and/or settlement agreements, and their ability to fulfill their financial and other obligations to us. Such financial pressures on our counterparties may eventually lead to bankruptcy proceedings or other attempts to avoid financial obligations that are due to us. Because bankruptcy courts have the power to modify or cancel contracts of the petitioner which remain subject to future performance and alter or discharge payment obligations related to pre-petition debts, we may receive less than all of the payments that we would otherwise be entitled to receive from any such counterparty as a result of bankruptcy proceedings.
If we are unable to attract and retain qualified personnel globally, our business and operations could suffer.
Our success is dependent upon our ability to identify, attract, compensate, motivate and retain qualified personnel, especially engineers, senior management and other key personnel. The loss of the services of any key employees could be disruptive to our development efforts, business relationships and strategy and could cause our business and operations to suffer.
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
Our future success depends in large part upon the continued service and enhancement of our management team and our employees. If there are unexpected changes in management, such changes could be disruptive and could negatively affect our sales, operations, culture, future recruiting efforts and strategic direction. Competition for qualified executives is intense, and if we are unable to compensate our key talent appropriately and continue expanding our management team, or successfully integrate new additions to our management team in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited or negatively impacted. In addition, changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business, processes and strategy. The loss of any of our key personnel, or our inability to attract, integrate and retain qualified employees who join us organically and through acquisitions, could require us to dedicate significant financial and other resources to such personnel matters, disrupt our operations and seriously harm our operations and business.
Our operations are subject to risks of natural disasters, acts of war, terrorism, widespread illness or security breaches or incidents at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our operating results.
Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in the San Francisco Bay Area in the United States, Bulgaria, Canada, France, India, the Netherlands, South Korea, and Taiwan. The San Francisco Bay Area is in close proximity to known earthquake fault zones and sites of recent historic wildfires. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods, droughts, extreme temperatures and similar events. Should a catastrophe disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, so any resultant work stoppage could have a negative effect on our operating results. We also rely on our network infrastructure and technology systems for operational support and business activities which are subject to physical and cyber damage, and also susceptible to other related vulnerabilities common to networks and computer systems.
New epidemics, pandemics or outbreaks of novel diseases may arise at any time. The COVID-19 pandemic or other disease outbreak may continue to adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may impact overall technology spending, adversely affecting demand for our products and impacting our operating results. Furthermore, such disruption in the global financial markets may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our liquidity.

We and our suppliers could be affected by laws and regulations enacted in response to concerns regarding climate change, conflict minerals, responsible sourcing practices, public health crises, contagious disease outbreaks or other matters, which could limit the supply of our materials and/or increase the cost. Environmental regulations could limit our ability to procure or use certain chemicals or materials in our operations or products. In addition, disruptions in transportation lines could delay our receipt of materials.
Acts of terrorism, climate-change related risk, widespread illness or global pandemics, international conflict, war and any event that causes failures or interruption in our network infrastructure and technology systems could have a negative effect at our international and domestic facilities and could harm our business, financial condition and operating results.
We rely upon the accuracy of our customers’ recordkeeping, and any inaccuracies or payment disputes for amounts owed to us under our licensing agreements may harm our results of operations.
Many of our license agreements require our customers to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While licenses with such terms give us the right to audit books and records of our customers to verify this information, audits rarely are undertaken because they can be expensive, time consuming and potentially detrimental to our ongoing business relationship with our customers. Therefore, we typically rely on the accuracy of the reports from customers without independently verifying the information in them. Our failure to audit our customers’ books and records may result in our receiving more or less royalty revenue than we are entitled to under the terms of our license agreements. If we conduct royalty audits in the future, such audits may trigger disagreements over contract terms with our customers and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.
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
The Organization for Economic Cooperation and Development has proposed imposing a 15% global minimum tax, and the Council of the European Union adopted this proposal for implementation by member states by December 31, 2023. Further, the United States has recently enacted the Inflation Reduction Act, which includes, among other changes, a 1% excise tax on certain stock repurchases and a 15% alternative minimum tax on adjusted financial statement income. If we are subject to additional tax liabilities, our financial performance may be adversely affected. In addition, many jurisdictions are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.
Risks Associated with Litigation, Regulation and Our Intellectual Property
We are subject to various government restrictions and regulations, including on the sale of products and services that use encryption and other technology and those related to privacy and other consumer protection matters.
Various countries have adopted controls, license requirements and restrictions on the export, import and use of products or services that contain encryption technology. In addition, governmental agencies have proposed additional requirements for encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Restrictions on the sale or distribution of products or services containing encryption technology may impact our ability to license data security technologies to the manufacturers and providers of such products and services in certain markets or may require us or our customers to make changes to the licensed data security technology that is embedded in such products to comply with such restrictions. Government restrictions, or changes to the products or services of our customers to comply with such restrictions, could delay or prevent the acceptance and use of such customers’ products and services. In addition, the United States and other countries have imposed export controls that prohibit the export of encryption and other technology to certain countries, entities and individuals. Our failure to comply with export and use regulations concerning encryption technology could subject us to sanctions and penalties, including fines, and suspension or revocation of export or import privileges. Additionally, climate change concerns and the potential resulting environmental impact may result in new environmental, health and safety laws and regulations that may affect us, our suppliers and our customers. Such laws or regulations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition.
We are subject to a variety of laws and regulations in the United States, the European Union and other countries that involve, for example, user privacy, data protection and security, content and consumer protection. For example, in 2016, a new European Union data protection regime, the General Data Protection Regulation (“GDPR”) was adopted, with it fully effective on May 25, 2018. The GDPR includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The United Kingdom’s version of the GDPR, which it maintains along with its Data Protection Act, also provides for substantial penalties that, for the most serious violations, can go up to the greater of £17.5 million or 4% of a group’s worldwide turnover for the preceding financial year. In the United States, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA includes a framework with potentially severe statutory damages and private rights of action. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, effective as of January 1, 2023. Numerous other states have passed laws that share similarities with the CCPA and CPRA, and other states are considering such legislation. The U.S. federal government also is contemplating federal privacy legislation. The GDPR and CCPA, new and evolving laws such as the CPRA and other future changes in laws or regulations relating to cross-border data transfer, data localization and other aspects of privacy, data protection and information security may require us to modify our existing practices with respect to the collection, use, disclosure and other processing of data. The GDPR, CCPA and other existing and proposed laws and regulations can be costly and challenging to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs and subject us to claims or other remedies.
We are subject to disclosure and reporting requirements for companies that use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. These requirements could affect the sourcing and availability of minerals that are used in the manufacture of our products. We have to date incurred costs and expect to incur significant additional costs associated with complying with the disclosure requirements, including for example, due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes or sources of supply as a consequence of such verification activities. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free.
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
An adverse resolution by or with a governmental agency could result in severe limitations on our ability to protect and license our IP and could cause our revenue to decline substantially. Third parties have and may attempt to use adverse findings by a government agency to limit our ability to enforce or license our patents in private litigation, to challenge or otherwise act against us with respect to such government agency proceedings.
Further, third parties have sought and may seek review and reconsideration of the patentability of inventions claimed in certain of our patents by the U.S. Patent and Trademark Office (“USPTO”) and/or the European Patent Office (the “EPO”). Any re-examination or inter partes review proceedings may be initiated by the USPTO’s Patent Trial and Appeal Board (“PTAB”). The PTAB and the related former Board of Patent Appeals and Interferences have previously issued decisions in a few cases, finding some challenged claims of our patents to be valid and others to be invalid. Decisions of the PTAB are subject to further USPTO proceedings and/or appeal to the Court of Appeals for the Federal Circuit. A final adverse decision, not subject to further review and/or appeal, could invalidate some or all of the challenged patent claims and could also result in additional adverse consequences affecting other related U.S. or European patents, including in any IP litigation. If a significant number of such patents are impaired, our ability to enforce or license our IP would be significantly weakened and could cause our revenue to decline substantially.
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
Our research and development and product programs are in highly competitive fields in which numerous third parties have issued patents and patent applications with claims closely related to the subject matter of our programs. We and/or our customers may be named as a defendant in lawsuits claiming that our technology infringes upon the IP rights of third parties. As we develop additional products and technology, we may face claims of infringement of various patents and other IP rights by third parties. In the event of a third-party claim or a successful infringement action against us, we may be required to pay substantial damages, to stop developing and licensing our infringing technology, to develop non-infringing technology and to obtain licenses, which could result in our paying substantial royalties or our granting of cross licenses to our technologies. We may not be able to obtain licenses from other parties at a reasonable cost, or at all, which could cause us to expend substantial resources, or result in delays in, or the cancellation of, new products. Moreover, customers and/or suppliers of our products may seek indemnification for alleged infringement of IP rights. We could be liable for direct and consequential damages and expenses including attorneys’ fees. A future obligation to indemnify our customers and/or suppliers may harm our business, financial condition and operating results.
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
•changes in law will not be implemented, or changes in interpretation of such laws will occur, that will affect our ability to license, protect and/or enforce our patents and other IP;

•new legal theories and strategies utilized by our competitors will not be successful;
•others will not independently develop similar or competing chip interfaces or design around any patents that may be issued to us; or
•factors such as difficulty in obtaining cooperation from inventors, pre-existing challenges or litigation or license or other contract issues will not present additional challenges in securing protection with respect to patents and other IP that we acquire.
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
In addition, our patents will continue to expire according to their terms, with expected expiration dates ranging from 2024 to 2043. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations or cash flows.
Our inability to protect the IP we create and own would cause our business to suffer.
We rely primarily on a combination of license, development and nondisclosure agreements, trademark, trade secret and copyright law and contractual provisions to protect our non-patentable IP rights. If we fail to protect these IP rights, our customers and others may seek to use our technology without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in part on the use of our IP in the products of third-party manufacturers, and our ability to enforce IP rights against them to obtain appropriate compensation. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, if we fail or are otherwise unable to do so, our business will suffer.
Effective protection of trademarks, copyrights, domain names, patent rights and other IP rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights. The efforts we have taken to protect our IP rights may not be sufficient or effective. Our IP rights may be infringed, misappropriated or challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. In addition, the laws or practices of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Significant impairments of our IP rights, and limitations on our ability to assert our IP rights against others, could have a material and adverse effect on our business.
Third parties may claim that our products or services infringe on their IP rights, exposing us to litigation that, regardless of merit, may be costly to defend.
Our success and ability to compete are also dependent upon our ability to operate without infringing upon the patent, trademark and other IP rights of others. Third parties may claim that our current or future products or services infringe upon their IP rights. Defense of any such claim, with or without merit, could be time consuming, divert management’s attention from our business operations and result in significant expenses. We cannot assure you that we would be successful in defending against any such claims. In addition, parties making these claims may be able to obtain injunctive or other equitable relief affecting our ability to commercialize the products that incorporate the challenged IP. As a result of such claims, we may be required to obtain licenses from third parties, develop alternative technology or redesign our products. We cannot be sure that such licenses would be available on terms acceptable to us, if at all. If a successful claim is made against us and we are unable to develop or license alternative technology, our business, financial condition, operating results and cash flows could be materially adversely affected.
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
•changes in macroeconomic conditions, increased risk of recession and geopolitical issues, including the effects of tensions between China and Taiwan, and potentially in Israel and the Middle East;
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
In addition, the stock market in general, and prices for companies in our industry in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. The trading price of our common stock may fluctuate widely due to various factors, including, but not limited to, actual or anticipated fluctuations in our financial condition and operating results, changes in financial forecasts or estimates by us or financial or other market estimates and ratings by securities and other analysts, changes in our capital structure, including issuance of additional debt or equity to the public, interest rate changes, regulatory changes, news regarding our products or products of our competitors and broad market and industry fluctuations. While the trading price of our common stock has been trending upward, there is no guarantee that the trading price will continue to increase.
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

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess potential material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, if material risks and/or gaps are identified, we will re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Information Security Officer who reports to our Chief Information Officer, to manage the risk assessment and mitigation process.
As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT. Personnel at all levels and departments are made aware of cybersecurity issues through trainings.
We engage third party assessors/consultants in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We conduct vendor risk assessments before onboarding identified third-party service providers to review each such service provider’s cybersecurity practices and to assess factors such as access controls, incident response capabilities, overall cyber maturity and applicable certifications.
For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Form 10-K.
Governance
One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Cyber Risk Committee.
Our Chief Information Officer, Chief Information Security Officer and our Security Team, which includes Security Engineers, our Senior Manager of Cybersecurity and our Chief Information Security Officer, are primarily responsible to assess and manage our material risks from cybersecurity threats. Our Security Team has deep expertise in cybersecurity practices, including security threat evaluation, security operations, incident response, investigations, forensics, threat containment, data security vulnerability management, security policies and procedures, vulnerability scans, penetration testing, infrastructure security, network security, cloud security, identity and access management, role-based access, server and endpoint security, e-mail security, security awareness, logging, security governance and risk mitigations. Our Chief Information Security Officer has over twenty years of experience in security leadership over all aspects of cybersecurity, including security operations, security incident management and cybersecurity governance, policies and procedures, as well as deep expertise in defense in depth, zero trust security architectures and security controls for perimeter, network, endpoint, application and data security layers.
Our Chief Information Security Officer and our Security Team oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our Chief Information Security Officer and our Security Team are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents include the following: regular penetration testing, independent security posture assessments, phishing tests (with trainings for the failed users), general cybersecurity and phishing training for all Rambus personnel and tabletop exercises to simulate threats and identify gaps.

In the event of a cybersecurity incident, our Chief Information Security Officer and our Security Team are equipped with a well-defined incident response plan to guide response actions. This incident response plan includes immediate actions to mitigate the impact of the incident, long-term strategies for remediation and prevention of future incidents, and provides for internal notification of the incident to functional areas, as well as senior leadership and the Cyber Risk and/or Audit Committees of our board of directors, as appropriate.
Our Chief Information Security Officer also provides quarterly briefings to the Cyber Risk Committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents of interest and related responses, cybersecurity systems testing, applicable activities of third parties, and the like. Our Cyber Risk Committee provides regular updates to the board of directors on such reports.

Item 2.	Properties
As of December 31, 2023, we occupied offices in the leased facilities described below:

Number of Offices Under Lease	Location	Primary Use
3	United States
	San Jose, CA (Corporate Headquarters)	Executive and administrative offices, research and development, sales and marketing and service functions
	Agoura Hills, CA	Research and development
	Hillsboro, OR	Research and development
1	Sofia, Bulgaria	Research and development
1	Montreal, Canada	Research and development
1	Shanghai, China	Sales and marketing
1	Espoo, Finland	Research and development
1	Aix-en-Provence, France	Research and development
1	Bangalore, India	Administrative offices, research and development and service functions
1	Vught, The Netherlands	Research and development
1	Taipei, Taiwan	Research and development

Item 3.	Legal Proceedings
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
The graph below compares the cumulative five-year total return of holders of Rambus Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Rambus Inc, the NASDAQ Composite Index and the RDG Semiconductor Composite Index

$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Rambus Inc.
NASDAQ Composite
RDG Semiconductor Composite

Fiscal years ending:

	Base Period 12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Rambus Inc.	$100.00	$179.60	$227.64	$383.18	$467.01	$889.83
NASDAQ Composite	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
RDG Semiconductor Composite	$100.00	$149.26	$216.77	$327.60	$204.55	$413.65
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.

As of January 31, 2024, there were 454 holders of record of our common stock. Since many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
We have never paid or declared any cash dividends on our common stock or other securities.
Share Repurchase Programs
On October 29, 2020, our board of directors (the “Board”) approved a new share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program.
As part of the broader share repurchase program authorized by our Board on October 29, 2020, we entered into an accelerated share repurchase program with Deutsche Bank AG, London Branch as counterparty, through its agent Deutsche Bank Securities Inc. (“Deutsche Bank”) on November 11, 2020 (the “2020 ASR Program”), which was completed in the second quarter of 2021. In the second quarter of 2021, we entered into another accelerated share repurchase program with Deutsche Bank on June 15, 2021 (the “2021 ASR Program”), which was completed in the fourth quarter of 2021. In the third quarter of 2022, we entered into an accelerated share repurchase program with Wells Fargo Bank, National Association (“Wells Fargo”) on September 9, 2022 (the “2022 ASR Program”), which was completed in the fourth quarter of 2022. In the third quarter of 2023, we entered into an accelerated share repurchase program with Royal Bank of Canada (“RBC”) on August 10, 2023 (the “2023 ASR Program”), which was also completed in the third quarter of 2023.
On November 2, 2023, we entered into a share repurchase plan (the “Buying Plan”) with RBC Capital Markets, LLC (“RBCCM”). The Buying Plan was part of the 2020 Repurchase Program. During the fourth quarter of 2023, an immaterial amount of shares was repurchased, retired, and recorded as a reduction to stockholders’ equity.
After giving effect to the 2020, 2021, 2022 and 2023 ASR programs and the Buying Plan, detailed in the table below, there remained an outstanding authorization to repurchase approximately 7.9 million shares of our outstanding common stock under the 2020 Repurchase Program.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Cumulative shares repurchased as of December 31, 2022 (1) (2) (3)	10,261,922	$24.36	10,261,922	9,738,078
August 1, 2023 - September 30, 2023(4)	1,854,832	$53.91	1,854,832	7,883,246
November 2, 2023 - December 31, 2023(5)	3,665	$54.57	3,665	7,879,581
Cumulative shares repurchased as of December 31, 2023	12,120,419		12,120,419
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
(2)    In June 2021, we entered into the 2021 ASR Program with Deutsche Bank to repurchase an aggregate of $100.0 million of our common stock. We made an upfront payment of $100.0 million pursuant to the accelerated share repurchase program and received an initial delivery of 3.9 million shares which were retired and recorded as an $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’

equity as an unsettled forward contract indexed to our stock. During the fourth quarter of 2021, the accelerated share repurchase program was completed and we received an additional 0.4 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program. The total shares of our common stock received and retired under the terms of the accelerated share repurchase program were 4.4 million, with an average price paid per share of $22.82.
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
(5)     In November 2023, we entered into the Buying Plan with RBCCM. The Buying Plan was part of the 2020 Repurchase Program. During the fourth quarter of 2023, an immaterial amount of shares were repurchased, retired, and recorded as a reduction to stockholders’ equity.
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
Business Overview
We are an industry-leading provider of chips, silicon IP and innovations that address the fundamental challenges of accelerating data and enabling critical performance improvements for data center and other growing markets. The ongoing growth of the cloud, along with the widespread advancement of artificial intelligence (“AI”) and other data-intensive workloads, continue to drive an exponential increase in data usage and demands on data infrastructure. Creating fast and safe connections, both in and across systems, remains one of the most mission-critical design challenges limiting performance in advanced hardware for these markets.
As an industry pioneer with over 30 years of advanced semiconductor design experience, we are ideally positioned to address the challenges of moving and protecting data. We are a leader in high-performance memory subsystems, providing chips, silicon intellectual property (“IP”) and innovations that maximize the performance and security in computationally intensive systems. Whether in the cloud, at the edge or in your hand, real-time and immersive applications depend on data throughput and integrity. Our products and innovations deliver the increased bandwidth, capacity and security required to meet the world’s data needs and drive ever-greater end-user experiences.
Our strategic objectives include focusing our product portfolio and research around our core strength in semiconductors, optimizing operational efficiency and leveraging strong cash generation to re-invest for growth. We continue to maximize synergies across our businesses and customer base, leveraging the significant overlap in our ecosystem of customers, partners and influencers. Our product and technology roadmap, as well as our go-to-market strategy, are driven by the application-specific requirements of our focus markets.
Executive Summary
The Company’s continued execution delivered strong results during fiscal year 2023, driven by continued demand for our memory interface chips and our Silicon IP solutions, and continued stability from our royalties revenue.
Highlights from our annual results for the year ended December 31, 2023 were as follows:
•Revenue of $461.1 million;
•Operating expenses of $204.1 million;
•Diluted net income per share of $3.01; and
•Net cash provided by operating activities of $195.8 million.
We generated product revenue of $224.6 million in 2023 which declined modestly as compared to 2022 in a market that declined during the period. We completed a $100.0 million accelerated share repurchase program. We completed the sale of our PHY IP group, strengthening our focus on chips and digital IPs. We also extended our comprehensive patent license agreement with SK hynix by 10 years through 2034.
Operational Highlights
Revenue Sources
The Company’s consolidated revenue is comprised of product revenue, contract and other revenue and royalties.
Product revenue consists primarily of memory interface chips and is increasing in strategic significance. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 49%, 50% and 44% of our consolidated revenue for the years ended December 31, 2023, 2022 and 2021, respectively.
Royalty revenue is derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in term up to ten years and may define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Broadcom, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, Nuvoton, NVIDIA, Phison, Qualcomm, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, and Winbond have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Additionally, from time to time, we enter into agreements to sell certain patent assets under agreements which may also include subsequent profit-sharing. The sale of these patents, as well as the subsequent profit-sharing, are included as part of our royalty revenue. Revenue from royalties accounted for 32%, 31% and 42% of our consolidated revenue for the years ended December 31, 2023, 2022 and 2021, respectively.
Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 19%, 19% and 14% of our consolidated revenue for the years ended December 31, 2023, 2022 and 2021, respectively.
Costs and Expenses
Cost of product revenue decreased approximately $4.5 million for the year ended December 31, 2023 as compared to 2022, primarily due to a change in product mix and lower product revenue.
Cost of contract and other revenue increased approximately $0.7 million for the year ended December 31, 2023 as compared to 2022. The increase was primarily due to higher engineering services associated with the contracts.
Research and development expenses continue to play a key role in our efforts to drive product innovations. Our research and development expenses decreased approximately $2.0 million for the year ended December 31, 2023 as compared to 2022, primarily due to decreases in consulting expenses of $3.4 million, retention bonus expense related to acquisitions of $1.6 million, an increase in engineering costs allocated to cost of revenue of $0.8 million, as well as decreases in prototyping costs of $0.8 million and bonus expense of $0.7 million, offset by an increase in headcount-related expenses of $1.8 million, stock-based compensation expense of $1.4 million, depreciation expense of $1.1 million and facilities costs of $0.9 million. The cumulative decrease was largely due to the sale of our PHY IP group in the third quarter of 2023, partially offset by increases in research and development for other core initiatives.
Total sales, general and administrative costs increased approximately $1.4 million for the year ended December 31, 2023 as compared to 2022, primarily due to increases in stock-based compensation expense of $8.0 million and accounting and audit fees of $0.6 million, offset by decreases in acquisition related costs of $3.7 million, bonus expense related to acquisitions of $1.7 million, rent and facility expenses of $1.1 million and recruiting expense of $0.6 million.
Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of security solutions, the use and adoption of our inventions or technologies generally, industry consolidation and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers represented 62% of our revenue for 2023 as compared to 58% in 2022 and 56% in 2021. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for 62% of total revenue in 2023 as compared to 39% in 2022 and 36% in 2021. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is predominantly denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.
The royalties we receive from our semiconductor customers are partly a function of the adoption of our technologies by system companies. Many system companies purchase semiconductors containing our technologies from our customers and do not have a direct contractual relationship with us. Our customers generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. Several of our licensees have renewed or extended their license agreements with us during the year ended December 31, 2023, including SK hynix and Socionext.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2023	2022	2021
Revenue:
Product revenue	48.7%	50.0%	43.9%
Royalties	32.6%	30.7%	41.6%
Contract and other revenue	18.7%	19.3%	14.5%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	18.3%	19.6%	15.0%
Cost of contract and other revenue	1.2%	1.0%	1.5%
Amortization of acquired intangible assets	2.9%	3.1%	4.9%
Total cost of revenue	22.4%	23.7%	21.4%
Gross profit	77.6%	76.3%	78.6%
Operating expenses:
Research and development	34.0%	34.9%	41.3%
Sales, general and administrative	23.5%	23.4%	27.8%
Amortization of acquired intangible assets	0.3%	0.4%	0.4%
Restructuring and other charges	2.0%	—%	0.1%
Gain on divestiture	(19.7)%	—%	—%
Impairment of assets	2.2%	—%	—%
Change in fair value of earn-out liability	2.0%	0.7%	1.6%
Total operating expenses	44.3%	59.4%	71.2%
Operating income	33.3%	16.9%	7.4%
Interest income and other income (expense), net	2.5%	1.7%	3.0%
Gain on fair value of equity security	—%	0.8%	—%
Loss on extinguishment of debt	—%	(18.4)%	—%
Loss on fair value adjustment of derivatives, net	(0.1)%	(2.3)%	—%
Gain on sale of non-marketable equity security	5.2%	—%	—%
Interest expense	(0.3)%	(0.4)%	(3.3)%
Interest and other income (expense), net	7.3%	(18.6)%	(0.3)%
Income (loss) before income taxes	40.6%	(1.7)%	7.1%
Provision for (benefit from) income taxes	(31.8)%	1.4%	1.5%
Net income (loss)	72.4%	(3.1)%	5.6%

	Years Ended December 31,			2022 to 2023	2021 to 2022
(Dollars in millions)	2023	2022	2021	Change	Change
Total Revenue:
Product revenue	$224.6	$227.1	$143.9	(1.1)%	57.8%
Royalties	150.1	139.8	136.7	7.4%	2.3%
Contract and other revenue	86.4	87.9	47.7	(1.7)%	84.4%
Total revenue	$461.1	$454.8	$328.3	1.4%	38.5%

Product Revenue
Product revenue consists of revenue from the sale of memory and security products. Product revenue declined modestly by approximately $2.5 million for the year ended December 31, 2023 as compared to 2022 in a market that declined during the period. Product revenue increased approximately $83.2 million for the year ended December 31, 2022 as compared to 2021. The increase was primarily due to continued market share gains of our memory interface chips.
Growth in our product revenue is dependent on, among other things, the industry transition to a new generation of memory, as well as our ability to continue to obtain orders from customers, meet our customers’ demands and mitigate any supply chain and economic disruption.
Royalties
Royalty revenue, which includes patent and technology license royalties, increased approximately $10.3 million for the year ended December 31, 2023 as compared to 2022. Royalty revenue increased approximately $3.1 million for the year ended December 31, 2022 as compared to 2021. The increases were primarily due to the timing and structure of license renewals for both periods.
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
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development projects. Contract and other revenue decreased approximately $1.5 million for the year ended December 31, 2023 as compared to 2022. The decrease was primarily due to lower revenue resulting from the sale of our PHY IP group in the third quarter of 2023. Contract and other revenue increased approximately $40.2 million for the year ended December 31, 2022 as compared to 2021. The increase was primarily due to higher revenue associated with our Silicon IP offerings.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.
Cost of Product Revenue

	Years Ended December 31,			2022 to 2023	2021 to 2022
(Dollars in millions)	2023	2022	2021	Change	Change
Cost of product revenue	$84.5	$89.0	$49.4	(5.0)%	80.1%
Cost of product revenue includes costs attributable to the sale of memory and security products. Cost of product revenue decreased approximately $4.5 million for the year ended December 31, 2023 as compared to 2022. The decrease was primarily due to a change in product mix and lower product revenue. Cost of product revenue increased approximately $39.6 million for the year ended December 31 2022 as compared to 2021. The increase was primarily due to increases in sales volumes of our memory interface chips.
In the near term, we expect cost of product revenue to fluctuate due to changes in product mix and the timing of orders.
Cost of Contract and Other Revenue

	Years Ended December 31,			2022 to 2023	2021 to 2022
(Dollars in millions)	2023	2022	2021	Change	Change
Cost of contract and other revenue	$5.4	$4.7	$4.7	15.7%	(1.9)%
Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue increased approximately $0.7 million for the year ended December 31, 2023 as compared to 2022. The increase was primarily due to higher engineering services associated with the contracts. Cost of contract and other revenue remained flat for the year ended December 31 2022 as compared to 2021.

In the near term, we expect cost of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.
Research and Development Expenses

	Years Ended December 31,			2022 to 2023	2021 to 2022
(Dollars in millions)	2023	2022	2021	Change	Change
Research and development expenses
Research and development expenses, excluding stock-based compensation	$141.9	$145.3	$125.1	(2.3)%	16.2%
Stock-based compensation	14.9	13.5	10.6	10.3%	27.2%
Total research and development expenses	$156.8	$158.8	$135.7	(1.2)%	17.0%
Research and development expenses are those expenses incurred for the development of applicable technologies.
Total research and development expenses decreased approximately $2.0 million for the year ended December 31, 2023 as compared to 2022, primarily due to decreases in consulting expenses of $3.4 million, retention bonus expense related to acquisitions of $1.6 million, an increase in engineering costs allocated to cost of revenue of $0.8 million, as well as decreases in prototyping costs of $0.8 million and bonus expense of $0.7 million, offset by an increase in headcount-related expenses of $1.8 million, stock-based compensation expense of $1.4 million, depreciation expense of $1.1 million and facilities costs of $0.9 million. The cumulative decrease was largely due to the sale of our PHY IP group in the third quarter of 2023, partially offset by increases in research and development for other core initiatives.
Total research and development expenses increased approximately $23.1 million for the year ended December 31, 2022 as compared to 2021, primarily due to increased headcount-related expenses of $8.3 million, engineering development tool costs of $3.4 million, stock-based compensation expense of $2.9 million, consulting costs of $2.5 million, prototyping costs of $2.0 million, bonus accrual expenses of $1.9 million, depreciation expense of $1.0 million and allocated information technology costs of $0.6 million, offset by a decrease in facilities costs of $1.3 million and retention bonus expense related to acquisitions of $0.7 million.
We will continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, General and Administrative Expenses

	Years Ended December 31,			2022 to 2023	2021 to 2022
(Dollars in millions)	2023	2022	2021	Change	Change
Sales, general and administrative expenses:
Sales, general and administrative expenses, excluding stock-based compensation	$78.6	$85.2	$74.5	(7.8)%	14.3%
Stock-based compensation	29.5	21.5	16.5	37.3%	30.3%
Total sales, general and administrative expenses	$108.1	$106.7	$91.0	1.3%	17.2%
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
Total sales, general and administrative costs increased approximately $1.4 million for the year ended December 31, 2023 as compared to 2022, primarily due to increases in stock-based compensation expense of $8.0 million and accounting and audit fees of $0.6 million, offset by decreases in acquisition related costs of $3.7 million, bonus expense related to acquisitions of $1.7 million, rent and facility expenses of $1.1 million and recruiting expense of $0.6 million.
Total sales, general and administrative costs increased approximately $15.7 million for the year ended December 31, 2022 as compared to 2021, primarily due to increased stock-based compensation expense of $5.0 million, headcount-related expenses of $3.4 million, rent and facility expenses of $2.0 million, bonus accrual expense of $1.8 million, acquisition-related costs (including retention bonus expenses) of $1.8 million, travel expenses of $0.9 million and general legal fees of $0.7 million, offset by decreases in legal and accounting costs of $3.0 million related to the shareholder activism activity and restatement matters in 2021 and allocated information technology costs of $0.6 million.
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
Amortization of Acquired Intangible Assets

	Years Ended December 31,			2022 to 2023	2021 to 2022
(Dollars in millions)	2023	2022	2021	Change	Change
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$13.5	$13.9	$16.2	(2.9)%	(14.2)%
Amortization of acquired intangible assets included in total operating expenses	1.2	1.7	1.2	(27.3)%	36.5%
Total amortization of acquired intangible assets	$14.7	$15.6	$17.4	(5.6)%	(10.6)%
Amortization expense is related to various acquired IP.
Total amortization of acquired intangible assets decreased approximately $0.9 million for the year ended December 31, 2023 as compared to 2022. In the third quarter of 2023, we divested our PHY IP group and as a result, we disposed of approximately $7.4 million of net intangible assets, which reduced our amortization expense in future periods. Refer to Note 6, “Intangible Assets and Goodwill,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information.
Total amortization of acquired intangible assets decreased approximately $1.8 million for the year ended December 31, 2022 as compared to 2021, primarily due to certain intangible assets being fully amortized, partially offset by additional amortization from intangible assets acquired in 2022.
Restructuring and Other Charges

	Years Ended December 31,			2022 to 2023	2021 to 2022
(Dollars in millions)	2023	2022	2021	Change	Change
Restructuring and other charges	$9.4	$—	$0.4	100.0%	100.0%

In June 2023, we initiated a restructuring program to reduce overall expenses to improve future profitability by reducing our overall spending (the “2023 Restructuring Plan”). In connection with this restructuring program, we initiated a plan resulting in a reduction of 42 employees. During the year ended December 31, 2023, we recorded charges of approximately $9.4 million related to the reduction in workforce, as well as write-downs of obligations related to certain IP development costs and software licenses for engineering development tools.
In November 2020, we initiated a restructuring plan to reduce overall expenses to improve future profitability by reducing spending on research and development efforts and sales, general and administrative programs (the “2020 Restructuring Plan”). During the year ended December 31, 2021, we recorded charges of approximately $0.4 million, related primarily to the reduction in workforce. The 2020 Restructuring Plan was completed in the second quarter of 2021.
Refer to Note 17, “Restructuring and Other Charges,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Gain on Divestiture

	Years Ended December 31,			2022 to 2023	2021 to 2022
(Dollars in millions)	2023	2022	2021	Change	Change
Gain on divestiture	$(90.8)	$—	$—	(100.0)%	—%
In July 2023, we entered into an asset purchase agreement (the “Purchase Agreement”) with Cadence Design Systems, Inc. (the “Purchaser”), pursuant to which we agreed to sell certain assets and the Purchaser agreed to assume certain liabilities from us, in each case with respect to our PHY IP group. The decision to sell this business reflects the evolution of our core semiconductor business to focus on the development of digital IP and chips, including novel memory solutions for high-performance computing, to support the continued advancement of the data center and artificial intelligence.
Consequently, we recognized a net gain of approximately $90.8 million during the year ended December 31, 2023. Refer to Note 20, “Divestiture,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information.
Impairment of Assets

	Years Ended December 31,			2022 to 2023	2021 to 2022
(Dollars in millions)	2023	2022	2021	Change	Change
Impairment of assets	$10.0	$—	$—	100.0%	—%
Concurrent with the sale of our PHY IP group to Cadence, we recorded a charge of approximately $10.0 million in our Consolidated Statements of Operations for the year ended December 31, 2023. The charge was primarily related to the accelerated amortization of software licenses that were not directly part of the PHY IP disposal group, but where acceleration was warranted due to the lower headcount and corresponding excess capacity for such licenses. Refer to Note 20, “Divestiture,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information.
Change in Fair Value of Earn-Out Liability

	Years Ended December 31,			2022 to 2023	2021 to 2022
(Dollars in millions)	2023	2022	2021	Change	Change
Change in fair value of earn-out liability	$9.2	$3.1	$5.3	196.8%	(41.3)%
The changes in the fair value of the earn-out liability related to the 2021 acquisition of the PLDA Group (“PLDA”), which is subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, and which is settled annually in shares of our common stock based on the fair value of that common stock fixed at the time we acquired PLDA. The fair value of the earn-out liability is remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period, and adjusted to reflect changes in the per share value of our common stock.
During the years ended December 31, 2023 and 2022, we remeasured the fair value of the earn-out liability, which resulted in additional expense of $9.2 million and $3.1 million, respectively, in our Consolidated Statements of Operations of this Form 10-K.
Interest and Other Income (Expense), Net

	Years Ended December 31,			2022 to 2023	2021 to 2022
(Dollars in millions)	2023	2022	2021	Change	Change
Interest income and other income (expense), net	$11.3	$7.8	$9.7	45.8%	(20.0)%
Gain on fair value of equity security	—	3.5	—	(100.0)%	100.0%
Loss on extinguishment of debt	—	(83.6)	—	(100.0)%	100.0%
Loss on fair value adjustment of derivatives, net	(0.2)	(10.6)	—	(97.7)%	100.0%
Gain on sale of non-marketable equity security	23.9	—	—	100.0%	—%
Interest expense	(1.5)	(1.9)	(10.7)	(20.5)%	(82.5)%
Interest and other income (expense), net	$33.5	$(84.8)	$(1.0)	(139.5)%	NM*
_____________________________________
*    NM — percentage is not meaningful

Interest income and other income (expense), net, includes interest income from our investment portfolio and from the significant financing component of licensing agreements, as well as any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies. For the years ended December 31, 2023 and 2022, interest income and other income (expense), net, consisted primarily of interest income from our investment portfolio of $10.6 million, and $1.0 million, respectively, as well as interest income from the significant financing component of licensing agreements of $2.2 million, and $5.6 million, respectively.
The gain on fair value of equity security was $3.5 million in 2022 and related to the sale of an equity security with an immaterial carrying value in our Consolidated Statement of Operations of this Form 10-K.
The $83.6 million loss on extinguishment of debt and the $10.6 million loss on fair value adjustment of derivatives, net, for the year ended December 31, 2022, related to the repurchases of $162.1 million aggregate principal amount of our 1.375% Convertible Senior Notes due 2023 (the “2023 Notes”) and the settlement of the related convertible senior note hedges and warrants.
The $0.2 million loss on fair value adjustment of derivatives, net, for the year ended December 31, 2023, related to the settlement of the remaining outstanding warrants in the first quarter of 2023.
We made an investment in a non-marketable equity security of a private company in 2018. We accounted for this investment under the equity method of accounting and recorded our share of the income (loss). During the fourth quarter of 2023, we sold our 25% ownership share in the equity investment for approximately $25.0 million, which was included, net of withholding taxes paid, in prepaid and other current assets in our Consolidated Balance Sheet as of December 31, 2023. We recognized a net gain of approximately $23.9 million related to the sale in our Consolidated Statements of Operations for the year ended December 31, 2023 after offsetting $1.1 million of transaction costs from the $25.0 million selling price. Refer to Note 9, “Fair Value of Financial Instruments,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information.
Interest expense consists primarily of interest expense associated with long term software licenses for the year ended December 31, 2023. Prior to the second quarter of 2023, interest expense consisted primarily of interest expense associated with long term software licenses, the non-cash interest expense related to the amortization of the debt issuance costs on the 2023 Notes, as well as the coupon interest related to these notes. The remaining outstanding 2023 Notes were paid in full upon maturity in the first quarter of 2023.
Interest expense remained relatively flat for the year ended December 31, 2023 as compared to 2022. Interest expense decreased approximately $8.8 million for the year ended December 31, 2022 as compared to 2021, primarily due to the partial repurchases of the 2023 Notes in the first and third quarters of 2022 and the adoption of ASU 2020-06 on January 1, 2022.
Refer to Note 3, “Recent Accounting Pronouncements,” and Note 12, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information on the adoption of ASU 2020-06 and the partial repurchases of the convertible notes, respectively.
Provision for (Benefit from) Income Taxes

	Years Ended December 31,			2022 to 2023	2021 to 2022
(Dollars in millions)	2023	2022	2021	Change	Change
Provision for (benefit from) income taxes	$(146.7)	$6.5	$5.0	NM*	31.0%
Effective tax rate	(78.4)%	(82.9)%	21.3%
_____________________________________
*    NM — percentage is not meaningful
Our effective tax rate for the year ended December 31, 2023, differed from the U.S. statutory rate primarily due to the valuation allowance release on our U.S. deferred tax assets, as well as state income taxes and the tax effect of stock-based compensation. Our effective tax rate for the year ended December 31, 2022, differed from the U.S. statutory rate primarily due to the foreign-derived intangible income deduction, acquisition indebtedness and certain capitalized research expenditures, partially offset by the change in the valuation allowance against our U.S. deferred tax assets.
We recorded a benefit from income taxes of $146.7 million for the year ended December 31, 2023, which was primarily driven by the $177.9 million valuation allowance release on our U.S. deferred tax assets, as well as tax benefits from excess stock-based compensation deductions. For the year ended December 31, 2023, we paid withholding taxes of $22.9 million. We recorded a provision for incomes taxes of $6.5 million for the year ended December 31, 2022, which was primarily comprised of taxes on foreign earnings, withholding tax expense and tax expense from the amortization of indefinite-lived intangibles. For the year ended December 31, 2022, we paid withholding taxes of $21.1 million.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. During the second quarter of 2023, based on all available positive and negative evidence, we determined that it was appropriate to release the valuation allowance on the majority of our U.S. federal and other state deferred tax assets. During the third quarter of 2023, we further adjusted our valuation allowance release as a result of a change in our forecasted income and tax expense, primarily due to the sale of intangible assets as part of our PHY IP group divestiture.
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
Upon considering the relative impact of all evidence during the second quarter of 2023, both negative and positive, and the weight accorded to each, we concluded that it was more likely than not that the majority of our deferred tax assets would be realizable, with the exception of primarily our California research and development credits that have not met the “more likely than not” realization threshold criteria. As a result, we released the related valuation allowance against the majority of our federal and state deferred tax assets. The effect of the valuation allowance release is included as a component of the benefit from income taxes in the accompanying Consolidated Statements of Operations of this Form 10-K.
We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.
Liquidity and Capital Resources

(In millions)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$94.8	$125.3
Marketable securities	331.0	187.9
Total cash, cash equivalents and marketable securities	$425.8	$313.2

	Years Ended December 31,
(In millions)	2023	2022	2021
Net cash provided by operating activities	$195.8	$230.4	$209.2
Net cash provided by (used in) investing activities	$(57.4)	$152.0	$(115.7)
Net cash used in financing activities	$(169.6)	$(362.9)	$(114.2)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the year ended December 31, 2023 were funded primarily from cash collected from our customers.
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
To provide us with more flexibility in returning capital to our stockholders, on October 29, 2020, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by our Board in January 2015 and canceled the remaining shares outstanding as part of the previous authorization. During the years ended December 31, 2023 and 2022, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed in the “Share Repurchase Program” section below.
Operating Activities
Cash provided by operating activities of $195.8 million for the year ended December 31, 2023 was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2023, primarily included a decrease in unbilled receivables and an increase in other current liabilities, offset by increases in income tax receivable, accounts receivable, inventories, prepaids and other assets, as well as decreases in income taxes payable, accounts payable, deferred revenue and accrued salaries and benefits.
Cash provided by operating activities of $230.4 million for the year ended December 31, 2022 was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2022, primarily included a decrease in unbilled receivables and increases in accounts payable and accrued salaries and benefits and other liabilities, offset by decreases in income taxes payable, operating lease liabilities and deferred revenue, as well as increases in inventories, accounts receivable and prepaids and other current assets.
Cash provided by operating activities of $209.2 million for the year ended December 31, 2021 was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2021 primarily included decreases in unbilled receivables, inventories, prepaids and other current assets and increases in accounts payable and deferred revenue, offset by increases in accounts receivable, as well as decreases in income taxes payable, accrued salaries and benefits and other liabilities and operating lease liabilities.
Investing Activities
Cash used in investing activities of $57.4 million for the year ended December 31, 2023 consisted of purchases of available-for-sale marketable securities of $434.2 million and $23.2 million paid to acquire property, plant and equipment, offset by proceeds from sale and maturities of available-for-sale marketable securities of $117.8 million and $175.9 million, respectively, and the sale of our PHY IP group of $106.3 million.
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
Financing Activities
Cash used in financing activities of $169.6 million for the year ended December 31, 2023 was primarily due to an aggregate payment of $100.5 million as part of our 2020 Repurchase Program (includes $100.3 million related to the 2023 ASR program and $0.2 million related to the Buying Plan), $38.3 million in payments of taxes on restricted stock units, $16.2 million paid under installment payment arrangements to acquire fixed assets, $10.7 million paid for the retirement of the remaining outstanding warrants, $10.4 million in aggregate principal amount paid upon maturity of the remaining outstanding 2023 Notes, offset by $9.0 million in proceeds from the issuance of common stock under equity incentive plans.
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
Contractual Obligations
As of December 31, 2023, our material contractual obligations were as follows:

(In thousands)	Total	2024	2025	2026	2027	2028
Contractual obligations (1) (2)
Software licenses (3)	$24,635	$16,552	$8,083	$—	$—	$—
Other contractual obligations	1,594	1,326	131	137	—	—
Acquisition retention bonuses (4) (5)	894	558	336	—	—	—
Total	$27,123	$18,436	$8,550	$137	$—	$—
______________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $110.7 million, including $31.7 million recorded as a reduction of long-term deferred tax assets and $78.9 million in long-term income taxes payable, as of December 31, 2023. As noted in Note 18, “Income Taxes,” of Notes to Consolidated Financial Statements of this Form 10-K, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the timing of the outcome at this time.
(2)    For our lease commitments as of December 31, 2023, refer to Note 10, “Leases,” of Notes to Consolidated Financial Statements of this Form 10-K.
(3)    We have commitments with various software vendors for agreements generally having terms longer than one year. As of December 31, 2023, approximately $14.6 million of the fair value of the software licenses was included in other current liabilities and $8.0 million was included in other long-term liabilities, in the accompanying Consolidated Balance Sheet of this Form 10-K.
(4)    In connection with the acquisitions of Hardent in the second quarter of 2022 and PLDA in the third quarter of 2021, we are obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions, including the condition of employment.
(5)    In connection with the acquisition of AnalogX in the third quarter of 2021, we were obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions, including the condition of employment. In September 2023, we divested our PHY IP group, which included AnalogX and resulted in us recognizing an immaterial decrease related to the remaining AnalogX acquisition retention bonus liability. Refer to Note 20, “Divestiture,” of this Form 10-K for additional information.
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
On June 15, 2021, we entered into the 2021 ASR Program with Deutsche Bank. The 2021 ASR Program was part of the 2020 Repurchase Program. Under the 2021 ASR Program, we pre-paid to Deutsche Bank the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 3.9 million shares of our common stock from Deutsche Bank in the second quarter of 2021, which were retired and recorded as an $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. During the fourth quarter of 2021, the accelerated share repurchase program was completed and we received an additional 0.4 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program.
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
On August 10, 2023, we entered into the 2023 ASR Program with RBC. The 2023 ASR Program was part of the 2020 Repurchase Program. Under the 2023 ASR Program, we pre-paid to RBC the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 1.6 million shares of our common stock from RBC on August 11, 2023, which were retired and recorded as an $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. On September 22, 2023, the accelerated share repurchase program was completed and we received an additional 0.2 million shares of its common stock, which were retired, as the final settlement of the 2023 ASR Program.
On November 2, 2023, we entered into the “Buying Plan with RBCCM. The Buying Plan was part of the 2020 Repurchase Program. Under the Buying Plan, RBCCM shall commence purchases for a 12-month period starting on November 2, 2023 and ending on November 1, 2024, unless terminated sooner pursuant to the Buying Plan (the “Repurchase Period”). During the Repurchase Period, RBCCM may purchase an aggregate amount of $50.0 million of our common stock, and its execution is dependent on our stock price reaching certain levels. Share repurchases shall not exceed $25.0 million in a quarter. During the fourth quarter of 2023, an immaterial amount of shares were repurchased, retired and recorded as a reduction to stockholders’ equity.
Effective January 1, 2023, our share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of December 31, 2023, there was no exercise tax liability as the fair market value of our common stock issuances in 2023 exceeded the fair market value of the total repurchases during the same period.
During the year ended December 31, 2023, there were no other repurchases of our common stock under the 2020 Repurchase Program.
As of December 31, 2023, there remained an outstanding authorization to repurchase approximately 7.9 million shares of our outstanding common stock under the 2020 Repurchase Program.
We record share repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the year ended December 31, 2023, the cumulative price of $94.7 million was recorded as an increase to accumulated deficit.
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
Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling price basis. We have established standalone selling prices for the majority of our distinct offerings - specifically, the same pricing methodology is consistently applied to all licensing arrangements; all services offerings are priced within tightly controlled bands and all contracts that include support and maintenance state a renewal rate or price that is systematically enforced. For certain contracts, we utilize the residual approach to estimate standalone selling prices primarily for service offerings sold to customers at highly variable pricing.
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
Royalty Revenue
Our patent and technology licensing arrangements generally range between one year and ten years in duration and generally grant the licensee the right to use applicable portions of our entire IP portfolio as it evolves over time. These arrangements do not typically grant the licensee the right to terminate for convenience and where such rights exist, termination is prospective, with no refund of fees already paid or cancellation of fees already incurred by the licensee.
Patent and technology licensing arrangements result in fixed payments received over time, with guaranteed minimum payments on occasion, variable payments calculated based on the licensee’s sale or use of the IP, or a mix of fixed and variable payments.
•For fixed-fee arrangements (including arrangements that include minimum guaranteed amounts), we recognize revenue upon control over the underlying IP use right transferring to the licensee, net of the effect of significant financing components calculated using customer-specific, risk-adjusted lending rates typically ranging between 5% and 10%, with the related interest income recognized over time on an effective rate basis. Where a licensee has the contractual right to terminate a fixed-fee arrangement for convenience without any substantive penalty payable upon such termination, we recognize revenue for the duration of the contract in which the parties have present enforceable rights and obligations.
•For variable arrangements, we recognize revenue based on an estimate of the licensee’s sale or usage of the IP during the period the licensee’s sale or usage occur, typically quarterly, with a true-up recorded, if required, when we receive the actual royalty report from the licensee.
•We recognize license renewal revenue commencing with the start of the renewal period.
Contract and Other Revenue
Contract and other revenue consists of software license fees and engineering fees associated with integration of our technology solutions into our customers’ products, and support and maintenance.
An initial software arrangement may consist of a term-based or perpetual license, significant software customization services and support and maintenance services that include post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. We recognize license and customization services revenue at a point in time when final delivery is made or based on an over time model, depending on the nature and amount of customization. For the over time model, we recognize revenue over time by measuring the progress toward complete satisfaction of that performance obligation. We measure progress using an input method. License and customization services revenue recognized over time, which is reported as part of contract and other revenue, was approximately $6.1 million for the year ended December 31, 2023. Due to the nature of the work performed in these arrangements, the estimation of the over time model may involve judgment. The key factor reviewed by us to estimate costs to complete each contract is the estimated man-months necessary to complete the project.
We recognize support and maintenance revenue over time.
Significant Judgments
The only significant judgment required in determining the amount and timing of revenue from our contracts with customers is determining the estimated man-months necessary for completing development and customization services. We have adequate tools and controls in place, and substantial experience and expertise in timely and accurately tracking man-months incurred in completing customization and other professional services, and quantifying significant changes in estimates.
Key estimates used in recognizing revenue predominantly consist of the following:
•For contract revenue where we recognize revenue over time, the key factor reviewed by us to estimate costs to complete each contract is the estimated man-months necessary to complete the project.
•For fixed-fee arrangements in which cash is being received over a period exceeding one year, we calculate a customer-specific lending rate using a Daily Treasury Yield Curve Rate that changes depending on the date on which the licensing arrangement was entered into and the term (in years) of the arrangement, and take into consideration a licensee-specific risk profile determined based on a review of the licensee’s “Full Company View” Dun & Bradstreet report obtained on the date the licensing arrangement was signed by the parties, with a risk premium being added to the Daily Treasury Yield Curve Rate considering the overall business risk, financing strength and risk indicators, as listed.
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
Under the income approach, we measure fair value of the reporting unit based on a projected cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in its current business model. Our discounted cash flow projections are based on annual financial forecasts developed internally by us for use in managing our business. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, then the amount of goodwill impairment will be the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
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

Acquired indefinite-lived intangible assets related to our IPR&D are capitalized and subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, we make a separate determination of the useful life of the acquired indefinite-lived intangible assets and the related amortization is recorded as an expense over the estimated useful life of the specific projects. Indefinite-lived intangible assets are subject to at least an annual assessment for impairment, applying a fair-value based test. We first perform a qualitative assessment to determine whether it is more likely than not (more than 50 percent likelihood) that the indefinite-lived intangible assets are impaired. If after assessing the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, we determine that it is more likely than not that the indefinite-lived intangible assets are impaired, then we perform a quantitative impairment test by comparing the fair value of the intangible assets with its carrying amount. We measure fair value of the indefinite-lived intangible assets under the income approach based on a projected cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our current business model. Our discounted cash flow projections are based on our annual financial forecasts developed internally by our management for use in managing our business. If the fair value of the indefinite-lived intangible assets exceeds its carrying value, the indefinite-lived intangible assets are not impaired and no further testing is required. If the implied fair value of the indefinite-lived intangible assets is less than the carrying value, the difference is recorded as an impairment loss.
Income Taxes
As part of preparing our consolidated financial statements, we are required to calculate the income tax expense (benefit) which relates to the pretax income or loss for the period. In addition, we are required to assess the realization of the deferred tax asset or liability to be included in the Consolidated Balance Sheet as of the reporting dates.
As of December 31, 2023, our Consolidated Balance Sheet included net deferred tax assets, before valuation allowance, of approximately $148.5 million, which consists of net operating loss carryovers, tax credit carryovers, capitalized research, amortization, employee stock-based compensation expenses, certain liabilities and certain assets. As of December 31, 2023, we have a valuation allowance of $25.1 million, resulting in net deferred tax assets of $123.4 million.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. During the second quarter of 2023, based on all available positive and negative evidence, we determined that it was appropriate to release the valuation allowance on the majority of our U.S. federal and other state deferred tax assets. During the third quarter of 2023, we further adjusted our valuation allowance release as a result of a change in forecasted income and tax expense, primarily due to the sale of intangible assets as part of the PHY IP group divestiture. We recognized a $177.9 million tax benefit during the year ended December 31, 2023 as a result of the valuation allowance release.
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
Stock-Based Compensation
We maintain stock plans covering a broad range of equity grants including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, we sponsor an Employee Stock Purchase Plan (“ESPP”), whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
The accounting guidance for share-based payments requires the measurement and recognition of compensation expense in our Consolidated Statements of Operations for all share-based payment awards made to our employees, directors and consultants including employee stock options, nonvested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, the accounting guidance for share-based payments requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow. Our forfeiture rate represents the historical rate at which our stock-based awards were surrendered prior to vesting. The accounting guidance for share-based payments requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Refer to Note 14, “Equity Incentive Plans and Stock-Based Compensation,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information regarding the valuation of stock-based compensation.
Business Combinations
We account for acquisitions of businesses using the purchase method of accounting, which requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in our Consolidated Statements of Operations.
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
We are exposed to financial market risks, primarily arising from the effect of interest rate fluctuations on our investment portfolio. Interest rate fluctuation may arise from changes in the market’s view of the quality of the security issuer, the overall economic outlook and the time to maturity of our portfolio. We mitigate this risk by investing only in highly rated, liquid instruments. Securities with original maturities of one year or less must be rated by two of the three industry standard rating agencies as follows: A1 by Standard & Poor’s, P1 by Moody’s and/or F-1 by Fitch. Securities with original maturities of greater than one year must be rated by two of the following industry standard rating agencies as follows: AA- by Standard & Poor’s, Aa3 by Moody’s and/or AA- by Fitch. By corporate investment policy, we limit the amount of exposure to $15.0 million or 10% of the portfolio, whichever is lower, for any single non-U.S. Government issuer. A single U.S. Agency can represent up to 25% of the portfolio. No more than 20% of the total portfolio may be invested in the securities of an industry sector, with money market fund investments evaluated separately. Our policy requires that at least 10% of the portfolio be in securities with a maturity of 90 days or less. We may make investments in time deposits, U.S. government-sponsored obligations and corporate bonds, commercial paper and notes with maturities up to 36 months. We bias our investment portfolio to shorter maturities. All of our investments are U.S. dollar denominated.
Our policy specifically prohibits trading securities for the sole purpose of realizing trading profits, however, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss. Similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of December 31, 2023, we had an investment portfolio of fixed income marketable securities of $337.4 million, including cash equivalents. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of December 31, 2023, the fair value of the portfolio would decline by approximately $1.9 million. Actual results may differ materially from this sensitivity analysis.
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk, other than as noted in the paragraph below. Our overseas operations consist primarily of international business operations in France, the Netherlands and the United Kingdom, design centers in Bulgaria, Canada, India, and Finland and small business development offices in China, South Korea and Taiwan. We monitor our foreign currency exposure and, as disclosed below, we have entered into foreign currency forward contracts to partially mitigate the exposure in currencies where we believe this is appropriate.

We have on occasion, entered into foreign currency forward contracts (the “Contracts”) to manage our exposure related to certain foreign currency denominated monetary assets (the “Hedging Program”) and to minimize the related impact of foreign currency fluctuations on our earnings. The hedged monetary assets primarily consisted of certain euro-denominated cash and accounts receivable balances. Contracts are typically entered into at the end of a month, with an approximately one month duration at inception. As of December 31, 2023, no Contracts were outstanding.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the below directors and/or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K. The Rule 10b5-1 trading arrangements are each intended to satisfy the affirmative defense in Rule 10b5-1(c)(1).

Name	Title	Adopted or Terminated	Adoption Date	Termination Date	Total Number of Shares of Common Stock Sold or to be Sold
Desmond M. Lynch	Senior Vice President, Finance and Chief Financial Officer	Terminated (1)	September 7, 2023	December 8, 2023	8,365
Luc Seraphin	President and Chief Executive Officer	Adopted	November 13, 2023	November 13, 2024	Up to 356,654
John Shinn	Senior Vice President and General Counsel	Adopted	December 7, 2023	December 7, 2024	Up to 42,444
Desmond M. Lynch	Senior Vice President, Finance and Chief Financial Officer	Adopted	December 11, 2023	December 11, 2024	7,837
______________________________________
(1)    On December 8, 2023, all 8,365 shares to be sold under the plan had been sold. Therefore the plan originally scheduled to terminate on September 7, 2024, was deemed terminated as of December 8, 2023.
No other directors or officers, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, during our last fiscal quarter.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.

Item 11.	Executive Compensation
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rambus Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rambus Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company’s total revenue was $461.1 million for the year ended December 31, 2023. The Company recognizes revenue upon transfer of control of promised goods and services in an amount that reflects the consideration it expects to receive in exchange for those goods and services. Goods and services that are distinct are accounted for as separate performance obligations. Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling price basis. The Company’s revenue consists of product, royalty and contract and other revenue.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing the revenue recognized for a sample of product, royalty, and contract and other revenue transactions by obtaining and inspecting source documents, such as purchase orders, license agreements or support and maintenance agreements, invoices, proof of shipment/delivery or licensee revenue reports, and cash receipts; (ii) testing the timing of revenue recognition for a sample of product and contract and other revenue transactions before and after December 31, 2023, as applicable, by obtaining and inspecting source documents, such as purchase orders, license agreements, invoices, and proof of shipment/delivery; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2023 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, license agreements or support and maintenance agreements, invoices, proof of shipment/delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 23, 2024

We have served as the Company’s auditor since 1991.

RAMBUS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except shares and per share amounts)	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$94,767	$125,334
Marketable securities	331,077	187,892
Accounts receivable	82,925	55,368
Unbilled receivables	50,872	125,698
Inventories	36,154	20,900
Prepaids and other current assets	34,850	12,022
Total current assets	630,645	527,214
Intangible assets, net	28,769	50,880
Goodwill	286,812	292,040
Property, plant and equipment, net	67,808	86,255
Operating lease right-of-use assets	21,497	24,143
Unbilled receivables	4,423	25,222
Deferred tax assets	127,892	3,031
Income tax receivable	88,768	1,064
Other assets	1,613	2,745
Total assets	$1,258,227	$1,012,594
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,074	$24,815
Accrued salaries and benefits	17,504	20,502
Convertible notes	—	10,378
Deferred revenue	17,393	23,861
Income taxes payable	5,099	18,137
Operating lease liabilities	4,453	5,024
Other current liabilities	26,598	23,992
Total current liabilities	89,121	126,709
Long-term operating lease liabilities	26,255	29,079
Long-term income taxes payable	78,947	5,892
Deferred tax liabilities	4,462	24,964
Other long-term liabilities	21,341	46,653
Total liabilities	220,126	233,297
Commitments and contingencies (Notes 10, 13 and 19)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 107,853,778 shares at December 31, 2023 and 107,610,356 shares at December 31, 2022	108	108
Additional paid in capital	1,324,796	1,297,408
Accumulated deficit	(285,534)	(513,256)
Accumulated other comprehensive loss	(1,269)	(4,963)
Total stockholders’ equity	1,038,101	779,297
Total liabilities and stockholders’ equity	$1,258,227	$1,012,594
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share amounts)	2023	2022	2021

Revenue:
Product revenue	$224,632	$227,068	$143,935
Royalties	150,110	139,816	136,706
Contract and other revenue	86,375	87,909	47,663
Total revenue	461,117	454,793	328,304
Cost of revenue:
Cost of product revenue	84,495	88,976	49,397
Cost of contract and other revenue	5,403	4,668	4,756
Amortization of acquired intangible assets	13,524	13,935	16,241
Total cost of revenue	103,422	107,579	70,394
Gross profit	357,695	347,214	257,910
Operating expenses:
Research and development	156,827	158,769	135,678
Sales, general and administrative	108,149	106,718	91,057
Amortization of acquired intangible assets	1,217	1,674	1,226
Restructuring and other charges	9,368	—	368
Gain on divestiture	(90,784)	—	—
Impairment of assets	10,045	—	—
Change in fair value of earn-out liability	9,234	3,111	5,300
Total operating expenses	204,056	270,272	233,629
Operating income	153,639	76,942	24,281
Interest income and other income (expense), net	11,327	7,771	9,711
Gain on sale of equity security	—	3,547	—
Loss on extinguishment of debt	—	(83,626)	—
Loss on fair value adjustment of derivatives, net	(240)	(10,585)	—
Gain on sale of non-marketable equity security	23,924	—	—
Interest expense	(1,490)	(1,874)	(10,706)
Interest and other income (expense), net	33,521	(84,767)	(995)
Income (loss) before income taxes	187,160	(7,825)	23,286
Provision for (benefit from) income taxes	(146,744)	6,485	4,952
Net income (loss)	$333,904	$(14,310)	$18,334
Net income (loss) per share:
Basic	$3.09	$(0.13)	$0.17
Diluted	$3.01	$(0.13)	$0.16
Weighted-average shares used in per share calculations:
Basic	108,183	109,472	110,538
Diluted	110,889	109,472	114,865

Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In thousands)	2023	2022	2021

Net income (loss)	$333,904	$(14,310)	$18,334
Other comprehensive income (loss):
Foreign currency translation adjustment	282	(958)	(366)
Unrealized gain (loss) on marketable securities, net of tax	3,412	(2,553)	(1,005)
Total comprehensive income (loss)	$337,598	$(17,821)	$16,963
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Common Stock
(In thousands)	Shares	Amount				Total

Balances at December 31, 2020	111,698	$112	$1,270,426	$(357,751)	$(81)	$912,706
Net income	—	—	—	18,334	—	18,334
Foreign currency translation adjustment	—	—	—	—	(366)	(366)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(1,005)	(1,005)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,745	1	(1,657)	—	—	(1,656)
Issuance of common stock due to PLDA Group (“PLDA”) acquisition	300	—	6,978	—	—	6,978
Repurchase and retirement of common stock under repurchase program	(4,451)	(4)	(4,267)	(95,810)	—	(100,081)
Stock-based compensation	—	—	27,486	—	—	27,486
Balances at December 31, 2021	109,292	109	1,298,966	(435,227)	(1,452)	862,396
Net loss	—	—	—	(14,310)	—	(14,310)
Foreign currency translation adjustment	—	—	—	—	(958)	(958)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(2,553)	(2,553)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,513	2	(12,279)	—	—	(12,277)
Repurchase and retirement of common stock under repurchase program	(3,195)	(3)	(10,278)	(90,140)	—	(100,421)
Stock-based compensation	—	—	35,552	—	—	35,552
Retirement of convertible senior note hedges	—	—	78,415	—	—	78,415
Retirement of warrants	—	—	(58,423)	—	—	(58,423)
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(34,545)	26,421	—	(8,124)
Balances at December 31, 2022	107,610	108	1,297,408	(513,256)	(4,963)	779,297
Net income	—	—	—	333,904	—	333,904
Foreign currency translation adjustment	—	—	—	—	282	282
Unrealized gain on marketable securities, net of tax	—	—	—	—	3,412	3,412
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,698	1	(29,379)	—	—	(29,378)
Repurchase and retirement of common stock under repurchase program	(1,859)	(1)	(5,783)	(94,742)	—	(100,526)
Stock-based compensation	—	—	45,011	—	—	45,011
Issuance of common stock in connection with the payments of year 1 and year 2 earn-out related to the PLDA Group acquisition	405	—	16,556	—	—	16,556
Issuance of common stock in connection with the maturity of the convertible senior notes related to the settlement of the in-the-money conversion feature of the convertible senior notes	284	—	—	—	—	—
Exercise of the convertible senior note hedges in connection with the conversion of convertible senior notes and retirement of the corresponding shares	(284)	—	11,440	(11,440)	—	—
Retirement of warrants	—	—	(10,457)	—	—	(10,457)
Balances at December 31, 2023	107,854	$108	$1,324,796	$(285,534)	$(1,269)	$1,038,101

Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2023	2022	2021

Cash flows from operating activities:
Net income (loss)	$333,904	$(14,310)	$18,334
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	45,011	35,552	27,486
Depreciation	33,687	31,517	26,810
Amortization of intangible assets	14,741	15,610	17,467
Non-cash interest expense and amortization of convertible debt issuance costs	3	207	7,656
Loss on extinguishment of debt	—	83,626	—
Loss on fair value adjustment of derivatives, net	240	10,585	—
Deferred income taxes	(145,350)	689	1,522
Gain on divestiture	(90,784)	—	—
Gain on sale of non-marketable equity security	(23,924)	—	—
Impairment of assets	10,045	—	—
Gain on sale of equity security	—	(3,547)	—
Change in fair value of earn-out liability	9,234	3,111	5,300
Other	645	2,413	989
Change in operating assets and liabilities, net of effects of acquisition/disposition:
Accounts receivable	(28,931)	(9,274)	(13,521)
Unbilled receivables	93,796	107,945	118,452
Prepaid expenses and other assets	2,763	(89)	6,903
Inventories	(15,254)	(12,702)	6,109
Income taxes receivable	(87,704)	(618)	(240)
Accounts payable	(5,768)	11,975	2,195
Accrued salaries and benefits and other liabilities	41	(4,745)	(1,642)
Income taxes payable	59,643	(19,279)	(25,309)
Deferred revenue	(5,048)	(1,354)	15,496
Operating lease liabilities	(5,204)	(6,919)	(4,790)
Net cash provided by operating activities	195,786	230,393	209,217
Cash flows from investing activities:
Purchases of property, plant and equipment	(23,240)	(17,478)	(13,792)
Acquisition of intangible assets	—	(3,000)	—
Purchases of marketable securities	(434,155)	(150,949)	(567,947)
Maturities of marketable securities	175,854	59,642	336,154
Proceeds from sale of marketable securities	117,798	276,687	227,045
Proceeds from divestiture	106,347	—	—
Proceeds from sale of equity security	—	3,009	—
Acquisition of businesses, net of cash acquired	—	(15,932)	(97,115)
Net cash provided by (used in) investing activities	(57,396)	151,979	(115,655)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	8,950	6,136	8,957
Payments of taxes on restricted stock units	(38,328)	(18,413)	(10,613)
Payments under installment payment arrangements	(16,192)	(14,378)	(12,472)
Payments for settlement and repurchase of convertible senior notes	(10,381)	(258,060)	—
Proceeds from retirement of convertible senior note hedges	—	91,729	—
Payments for settlement of warrants	(10,697)	(69,528)	—
Payment of deferred purchase consideration from acquisition	(2,450)	—	—
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	(100,525)	(100,421)	(100,081)
Net cash used in financing activities	(169,623)	(362,935)	(114,209)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	306	(2,007)	(413)
Net increase (decrease) in cash, cash equivalents and restricted cash	(30,927)	17,430	(21,060)
Cash, cash equivalents and restricted cash at beginning of year	125,694	108,264	129,324
Cash, cash equivalents and restricted cash at end of year	$94,767	$125,694	$108,264

	Years Ended December 31,
(In thousands)	2023	2022	2021

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$73	$1,525	$2,372
Income taxes, net of refunds	$25,932	$25,275	$22,839
Non-cash investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$21,768	$39,035	$12,935
Issuance of common stock in connection with the payments of year 1 and year 2 earn-out related to the PLDA Group acquisition	$16,556	$—	$—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$1,690	$5,931	$—
Common stock issued pursuant to acquisition	$—	$—	$6,978

	As of December 31,
(In thousands)	2023	2022	2021

Reconciliation of the cash, cash equivalents and restricted cash balances as shown in the consolidated statement of cash flows:
Cash and cash equivalents	$94,767	$125,334	$107,891
Restricted cash	—	360	373
Cash, cash equivalents and restricted cash	$94,767	$125,694	$108,264
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company
Rambus Inc. (“Rambus” or the “Company”) was incorporated in California in March 1990 and reincorporated in Delaware in March 1997. The Company offers a balanced and diverse portfolio of products and solutions across chips, silicon intellectual products (“IP”) and patent licensing with the goal of perpetuating strong company operating performance and delivering long-term stockholder value. The Company generates revenue by selling its semiconductor chip and licensing its IP products and inventions to market-leading companies.
As an industry pioneer with over 30 years of advanced semiconductor design experience, Rambus is dedicated to addressing the challenges of accelerating and protecting data in hardware for the data center and other growing markets. With the exponential increase in the complexity, size and number of advanced workloads, like generative artificial intelligence (“AI”), the demands on computing infrastructure continue to grow. Rambus is a leader in high-performance memory subsystems, providing chips, silicon IP and innovations that maximize the performance and security in computationally-intensive systems.
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
Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling price basis. The Company has established standalone selling prices for the majority of its distinct offerings - specifically, the same pricing methodology is consistently applied to all licensing arrangements; all services offerings are priced within tightly controlled bands and all contracts that include support and maintenance state a renewal rate or price that is systematically enforced. For certain contracts, the Company utilizes the residual approach to estimate standalone selling prices primarily for service offerings sold to customers at highly variable pricing.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
generally allows customers to cancel or change purchase orders within limited notice periods prior to the scheduled shipment date.
Royalty Revenue
Rambus’ patent and technology licensing arrangements generally range between one year and ten years in duration and generally grant the licensee the right to use applicable portions of the Company’s entire IP portfolio as it evolves over time. These arrangements do not typically grant the licensee the right to terminate for convenience and where such rights exist, termination is prospective, with no refund of fees already paid or cancellation of fees already incurred by the licensee.
Patent and technology licensing arrangements result in fixed payments received over time, with guaranteed minimum payments on occasion, variable payments calculated based on the licensee’s sale or use of the IP, or a mix of fixed and variable payments.
•For fixed-fee arrangements (including arrangements that include minimum guaranteed amounts), the Company recognizes revenue upon control over the underlying IP use right transferring to the licensee, net of the effect of significant financing components calculated using customer-specific, risk-adjusted lending rates typically ranging between 5% and 10%, with the related interest income recognized over time on an effective rate basis. Where a licensee has the contractual right to terminate a fixed-fee arrangement for convenience without any substantive penalty payable upon such termination, the Company recognizes revenue for the duration of the contract in which the parties have present enforceable rights and obligations.
•For variable arrangements, the Company recognizes revenue based on an estimate of the licensee’s sale or usage of the IP during the period the licensee’s sale or usage occur, typically quarterly, with a true-up recorded, if required, when the Company receives the actual royalty report from the licensee.
•The Company recognizes license renewal revenue commencing with the start of the renewal period.
Contract and Other Revenue
Contract and other revenue consists of software license fees and engineering fees associated with integration of the Company’s technology solutions into its customers’ products, and support and maintenance.
An initial software arrangement may consist of a term-based or perpetual license, significant software customization services and support and maintenance services that include post-implementation customer support and the right to unspecified software updates and enhancements on a when and if available basis. The Company recognizes license and customization services revenue at a point in time when final delivery is made or based on an over time model, depending on the nature and amount of customization. For the over time model, the Company recognizes revenue over time by measuring the progress toward complete satisfaction of that performance obligation. The Company measures progress using an input method. License and customization services revenue recognized over time, which is reported as part of contract and other revenue, was approximately $6.1 million for the year ended December 31, 2023. Due to the nature of the work performed in these arrangements, the estimation of the over time model may involve judgment. The key factor reviewed by management to estimate costs to complete each contract is the estimated man-months necessary to complete the project.
The Company recognizes support and maintenance revenue over time.
Significant Judgments
The only significant judgment required in determining the amount and timing of revenue from the Company’s contracts with customers is determining the estimated man-months necessary for completing development and customization services. The Company has adequate tools and controls in place, and substantial experience and expertise in timely and accurately tracking man-months incurred in completing customization and other professional services, and quantifying significant changes in estimates.
Key estimates used in recognizing revenue predominantly consist of the following:
•For contract revenue where the Company recognizes revenue over time, the key factor reviewed by management to estimate costs to complete each contract is the estimated man-months necessary to complete the project.
•For fixed-fee arrangements in which cash is being received over a period exceeding one year, the Company calculates a customer-specific lending rate using a Daily Treasury Yield Curve Rate that changes depending on the date on which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the licensing arrangement was entered into and the term (in years) of the arrangement, and takes into consideration a licensee-specific risk profile determined based on a review of the licensee’s “Full Company View” Dun & Bradstreet report obtained on the date the licensing arrangement was signed by the parties, with a risk premium being added to the Daily Treasury Yield Curve Rate considering the overall business risk, financing strength and risk indicators, as listed.
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
Leases
The Company leases office space, domestically and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one year and seven years. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and long-term operating lease liabilities in the Company’s Consolidated Balance Sheets. The Company does not have any finance leases. The Company determines if an arrangement is a lease, or contains a lease, at inception. The Company assesses all relevant facts and circumstances in making the determination of the existence of a lease. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments, and uses the implicit rate when readily determinable. Many of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company does not separate non-lease components from lease components. Operating lease costs are included in research and development and selling, general and administrative costs in the Company’s Consolidated Statements of Operations.
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
Under the income approach, the Company measures fair value of the reporting unit based on a projected cash flow method using a discount rate determined by its management which is commensurate with the risk inherent in its current business model. The Company’s discounted cash flow projections are based on annual financial forecasts developed internally by management for use in managing its business. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, then the amount of goodwill

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
impairment will be the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
The Company performed its annual goodwill impairment analysis as of December 31, 2023 and determined that there was no impairment of its goodwill. For the years ended December 31, 2022 and 2021, the Company did not recognize any goodwill impairment charges.
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
Property, Plant and Equipment
Property, plant and equipment include computer software, computer equipment, leasehold improvements, machinery, and furniture and fixtures. Computer software, computer equipment, machinery, and furniture and fixtures are stated at cost and generally depreciated on a straight-line basis over an estimated useful life of three years, three years, seven years and three years, respectively. Refer to Note 11, “Balance Sheet Details,” for additional information. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in the results from operations.
Definite-Lived Asset Impairment
The Company evaluates definite-lived assets (including property, plant and equipment and intangible assets) for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset group and its eventual disposition. The Company’s estimates of future cash flows attributable to its asset groups require significant judgment based on its historical and anticipated results and are subject to many factors. Factors that the Company considers important

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
which could trigger an impairment review include significant negative industry or economic trends, significant loss of clients and significant changes in the manner of its use of the acquired assets or the strategy for its overall business.
When the Company determines that the carrying value of the asset groups may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by the Company to be commensurate with the risk inherent in the Company’s current business model. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. The impairment charge is recorded to reduce the pre-impairment carrying amount of the assets based on the relative carrying amount of those assets, though not to reduce the carrying amount of an asset below its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of the assets. During 2023, 2022 and 2021, the Company did not recognize any impairment of its definite-lived and indefinite-lived assets.
Income Taxes
Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for expected future tax events that have been recognized differently in the Company’s consolidated financial statements and tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized based on available evidence.
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
The Company determines compensation expense associated with restricted stock units based on the fair value of its common stock on the date of grant. The Company determines compensation expense associated with stock options based on the estimated grant-date fair value method using the Black-Scholes Merton (“BSM”) valuation model. The Company generally recognizes compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors, as well as trends of actual option forfeitures.
Cash and Cash Equivalents
Cash equivalents are investments with original maturity of three months or less at the date of purchase. The Company maintains its cash balances with high-quality financial institutions. Cash equivalents are invested in highly rated, liquid money market securities, time deposits and certain U.S. government sponsored obligations.
Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government-sponsored obligations, corporate bonds, commercial paper and notes, time deposits and money market funds that mature within three years. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses are recorded on the specific identification method and are included in interest and other income, net. The Company reviews its investments in marketable securities for possible other than temporary impairments on a regular basis. If any loss on investment is believed to be a credit loss, a charge will be recognized in operations. In evaluating whether a credit loss on a debt security has occurred, the Company considers the following factors: 1) the Company’s intent to sell the security, 2) if the Company intends to hold the security, whether or not it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis and 3) even if the Company intends to hold the security, whether or not the Company expects the security to recover the entire amortized cost basis. Due to the high credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
quality and short-term nature of the Company’s investments, there have been no material credit losses recorded to date. The classification of funds between short-term and long-term is based on whether the securities are available for use in operations or other purposes.
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
Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. The Company uses observable pricing inputs including benchmark yields, reported trades and broker/dealer quotes. The financial assets in Level 2 include U.S. government bonds and notes, and corporate bonds, commercial paper and notes.
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). When determining fair value, the Company considers the principal or most advantageous market in which the Company would transact, and the Company considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of non-performance.
The Company does not have any financial assets or liabilities in Level 3 as of December 31, 2023 and 2022, except for the Company’s liability for the earn-out consideration related to the PLDA acquisition, which is recorded within other long-term liabilities. The Company has classified this liability within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. Refer to Note 9, “Fair Value of Financial Instruments and Note 21, “Acquisitions,” for additional information.
The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities as of December 31, 2023 and 2022.
The Company’s financial instruments are measured and recorded at fair value, except for equity method investments and convertible notes. Marketable securities are comprised of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Fair value of the marketable securities is determined based on quoted market prices. The fair value of the Company’s convertible notes fluctuated with interest rates and with the market price of the common stock, but did not affect the carrying value of the debt on the balance sheet.
The Company’s non-financial assets, such as goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company’s equity method investments were initially recognized at cost, and the carrying amount was increased or decreased to recognize the Company’s share of the profit or loss of the investee after the date of acquisition. The Company’s share of the investee’s profit or loss was recognized in the Company’s Consolidated Statements of Operations. Distributions received from an investee reduced the carrying amount of the investment.
Research and Development
Costs incurred in research and development, which include engineering expenses, such as salaries and related benefits, stock-based compensation, depreciation, professional services and overhead expenses related to the general development of the Company’s products, are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company has not capitalized any software development costs in the period between establishing technological feasibility and general customer release since the period is relatively short and as such, these costs have not been material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Computation of Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted-average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, and restricted stock and restricted stock units, and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method, or the if-converted method for the in-the-money conversion benefit feature of the 2023 Notes. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.
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
Credit Concentration
As of December 31, 2023 and 2022, the Company’s cash, cash equivalents and marketable securities were invested with various financial institutions in the form of corporate bonds, commercial paper and notes, money market funds, U.S. Treasuries and U.S. Government Agencies. The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high-credit issuers and, by investment policy, attempts to limit the amount of credit exposure to any one issuer. As stated in the Company’s investment policy, it will ensure the safety and preservation of the Company’s invested funds by limiting default risk and market risk. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign exchange risk from these assets. The Company holds cash, cash equivalents and marketable securities in excess of federally insured limits.
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
Derivative Instruments and Hedging Activities
The Company has on occasion, entered into foreign currency forward contracts (the “Contracts”) to manage the Company’s exposure related to certain foreign currency denominated monetary assets (the “Hedging Program”) and to minimize the related impact of foreign currency fluctuations on the Company’s earnings. The hedged monetary assets primarily consisted of certain euro-denominated cash and accounts receivable balances. The Contracts mitigate the Company’s foreign currency exposure when the Contracts are settled at their maturity by generally offsetting the gains and losses generated by the re-measurement of the underlying monetary assets.
The Contracts are typically entered into at the end of a month, with an approximately one month duration at inception. Due to the short duration of these Contracts, their fair value has been deemed immaterial. As the Contracts were considered derivative instruments that were not designated and did not qualify as hedging instruments, any gains and losses resulting from changes in their fair value were recorded to interest income and other income (expense), net in the Company’s Consolidated Statements of Operations. The Company does not use its Hedging Program for speculative or trading purposes.
As of December 31, 2023, no Contracts were outstanding. For the year ended December 31, 2023, any gains and losses resulting from changes in fair value of the Company’s Contracts were deemed immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency Translation and Re-Measurement
The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive gain (loss) in the Company’s Consolidated Statements of Stockholders’ Equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency re-measure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and non-monetary assets and liabilities at historical rates. Additionally, foreign currency transaction gains and losses are included in interest income and other (income) expense, net, in the Company’s Consolidated Statements of Operations and were not material in the periods presented.
Business Combinations
The Company accounts for acquisitions of businesses using the purchase method of accounting, which requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, as well as contingent consideration, where applicable, the estimates are inherently uncertain and subject to refinement. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company’s Consolidated Statements of Operations.
Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date including the Company’s estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies where applicable. Although the Company believes the assumptions and estimates made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. On May 20, 2022, the Company completed the acquisition of Hardent, Inc. and applied judgment in estimating the fair value of the intangible assets from the acquisition. This involved the use of assumptions related to revenue growth rates and discount rates for the existing technology acquired, and the use of assumptions related to cost of labor to recreate the intangible assets for the customer contracts and contract relationships acquired. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.
Litigation
The Company may be involved in certain legal proceedings. Based upon consultation with outside counsel handling its defense in these matters and an analysis of potential results, if the Company believes that a loss arising from such matters is probable and can be reasonably estimated, the Company records the estimated liability in its consolidated financial statements. If only a range of estimated losses can be determined, the Company records an amount within the range that, in its judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company records the low end of the range. Any such accrual would be charged to expense in the appropriate period. The Company recognizes litigation expenses in the period in which the litigation services were provided.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This guidance requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. In addition, this ASU requires that all existing annual disclosures about segment profit or loss must be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. This ASU is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods within annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU should be applied on a retrospective basis. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires additional disclosures related to rate reconciliation, income taxes paid and other disclosures. For each annual period presented, public business entities are required to 1) disclose specific categories in the rate reconciliation and 2) provide additional information for reconciling items that meet a quantitative threshold. In addition, this ASU requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state and foreign taxes, as well as the amount of income taxes paid disaggregated by individual jurisdictions which meet a quantitative threshold. This ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this ASU should be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
4. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of December 31, 2023.
The Company’s contract balances were as follows:

	As of December 31,
(In thousands)	2023	2022
Unbilled receivables	$55,295	$150,920
Deferred revenue	18,085	25,421
During the years ended December 31, 2023 and December 31, 2022, the Company recognized $20.8 million and $23.6 million, respectively, of revenue that was included in deferred revenue as of December 31, 2022 and December 31, 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $19.3 million as of December 31, 2023, which the Company primarily expects to recognize over the next 2 years.
5. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Years Ended December 31,
(In thousands, except per share amounts)	2023	2022	2021
Net income (loss) per share:
Numerator:
Net income (loss)	$333,904	$(14,310)	$18,334
Denominator:
Weighted-average common shares outstanding - basic	108,183	109,472	110,538
Effect of potential dilutive common shares	2,706	—	4,327
Weighted-average common shares outstanding - diluted	110,889	109,472	114,865
Basic net income (loss) per share	$3.09	$(0.13)	$0.17
Diluted net income (loss) per share	$3.01	$(0.13)	$0.16
The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to the Company’s common stockholders for the year ended December 31, 2022 because the impact of including them would have been anti-dilutive (in thousands):

For the Year Ended December 31,
(In thousands)	2022
Stock options	282
Restricted stock units	2,361
Potentially issuable shares related to the in-the-money conversion benefit feature of convertible notes	175
Total	2,818
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the years ended December 31, 2023 and December 31, 2022:

(In thousands)	December 31, 2022	Divestiture of Goodwill (1)	December 31, 2023
Total goodwill	$292,040	$(5,228)	$286,812
______________________________________
(1)    In September 2023, the Company divested its PHY IP group, which resulted in the Company recognizing a decrease in goodwill based on the relative fair value of the Company’s single reporting unit in proportion to the fair value of the divested PHY IP group. Refer to Note 20, “Divestiture,” for additional information.

(In thousands)	December 31, 2021	Additions to Goodwill (1)	Adjustment to Goodwill (2)	Effect of Exchange Rates (3)	December 31, 2022
Total goodwill	$278,810	$12,069	$1,013	$148	$292,040
______________________________________
(1)    In May 2022, the Company acquired Hardent, Inc. (“Hardent”), which resulted in the Company recognizing additional goodwill. Refer to Note 21, “Acquisitions,” for additional information.
(2)    The adjustment to goodwill primarily includes a correction of an immaterial error related to an understatement in other current liabilities that originated from the acquisition of AnalogX Inc. (“AnalogX”) in 2021 and working capital adjustments from the acquisition of Hardent within the measurement period of one year.
(3)    Effect of exchange rates relates to foreign currency translation adjustments for the period.
Intangible Assets, Net
The components of the Company’s intangible assets as of December 31, 2023 and December 31, 2022 were as follows:

		As of December 31, 2023
(In thousands, except useful life)	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Existing technology	3 to 10 years	$286,712	$(265,756)	$20,956
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,083)	413
Non-compete agreements and trademarks	3 years	300	(300)	—
IPR&D	Not applicable	7,400	—	7,400
Total intangible assets		$331,908	$(303,139)	$28,769
______________________________________
(1)    In September 2023, the Company disposed of approximately $7.4 million of net intangible assets (including $3.8 million of IPR&D) in connection with the divestiture of the Company’s PHY IP group. Refer to Note 20, “Divestiture,” for additional information.

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
______________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Amortization expense for intangible assets for the years ended December 31, 2023, 2022 and 2021 was $14.7 million, $15.6 million and $17.5 million, respectively.
The estimated future amortization expense of intangible assets as of December 31, 2023 was as follows (in thousands):

Years Ending December 31:	Amount
2024	$11,742
2025	5,427
2026	3,739
2027	461
2028	—
Thereafter	—
Total amortizable purchased intangible assets	21,369
IPR&D	7,400
Total intangible assets	$28,769
7. Segments and Major Customers
Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of December 31, 2023, the Company has a single operating and reportable segment.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at December 31, 2023 and 2022, respectively, was as follows:

	As of December 31,
Customer	2023	2022
Customer 1	49%	*
Customer 2	13%	14%
Customer 3	12%	*
Customer 4	*	23%
Customer 5	*	16%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively, was as follows:

	Years Ended December 31,
Customer	2023	2022	2021
Customer A	27%	*	*
Customer B	18%	19%	21%
Customer C	*	17%	13%
Customer D	*	14%	11%
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period.
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Years Ended December 31,
(In thousands)	2023	2022	2021
United States	$176,821	$277,776	$211,419
South Korea	152,328	7,222	6,007
Singapore	53,327	57,309	39,798
Other	78,641	112,486	71,080
Total	$461,117	$454,793	$328,304
At December 31, 2023, of the $67.8 million of total property, plant and equipment, approximately $64.1 million were located in the United States, $3.0 million were located in India and $0.7 million were located in other foreign locations. At December 31, 2022, of the $86.3 million of total property, plant and equipment, approximately $80.5 million were located in the United States, $3.4 million were located in India and $2.4 million were located in other foreign locations.
8. Marketable Securities
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of December 31, 2023
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$88,486	$88,486	$—	$—
Cash equivalents:
Money market funds	3,790	3,790	—	—
U.S. Government bonds and notes	2,491	2,491	—	—
Total cash equivalents	6,281	6,281	—	—
Total cash and cash equivalents	94,767	94,767	—	—
Marketable securities:
U.S. Government bonds and notes	194,428	194,389	251	(212)
Corporate bonds, commercial paper and notes	136,649	136,892	162	(405)
Total marketable securities	331,077	331,281	413	(617)
Total cash, cash equivalents and marketable securities	$425,844	$426,048	$413	$(617)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2022
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$94,737	$94,737	$—	$—
Cash equivalents:
Money market funds	15,763	15,763	—	—
Corporate bonds, commercial paper and notes	14,834	14,838	—	(4)
Total cash equivalents	30,597	30,601	—	(4)
Total cash and cash equivalents	125,334	125,338	—	(4)
Marketable securities:
U.S. Government bonds and notes	96,371	98,250	1	(1,880)
Corporate bonds, commercial paper and notes	91,521	93,254	7	(1,740)
Total marketable securities	187,892	191,504	8	(3,620)
Total cash, cash equivalents and marketable securities	$313,226	$316,842	$8	$(3,624)
Available-for-sale securities are reported at fair value on the balance sheets and were classified along with cash as follows:

	As of December 31,
(In thousands)	2023	2022
Cash	$88,486	$94,737
Cash equivalents	6,281	30,597
Total cash and cash equivalents	94,767	125,334
Marketable securities	331,077	187,892
Total cash, cash equivalents and marketable securities	$425,844	$313,226
The Company continues to invest in highly rated, liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation and impairment.
The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at December 31, 2023 and 2022 are as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Less than 12 months
U.S. Government bonds and notes	$32,454	$28,893	$(53)	$(23)
Corporate bonds, commercial paper and notes	46,407	45,538	(40)	(35)
Total cash equivalents and marketable securities in a continuous unrealized loss position for less than 12 months	78,861	74,431	(93)	(58)
12 months or greater
U.S. Government bonds and notes	6,841	62,588	(159)	(1,857)
Corporate bonds, commercial paper and notes	16,619	49,559	(365)	(1,709)
Total cash equivalents and marketable securities in a continuous unrealized loss position for 12 months or greater	23,460	112,147	(524)	(3,566)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$102,321	$186,578	$(617)	$(3,624)
The gross unrealized losses at December 31, 2023 and 2022 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate bonds, commercial paper and notes. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). The Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	December 31, 2023
Due less than one year	$251,857
Due from one year through three years	81,711
Total	$333,568
Refer to Note 9, “Fair Value of Financial Instruments,” for a discussion regarding the fair value of the Company’s cash equivalents and marketable securities.
9. Fair Value of Financial Instruments
The following table presents the financial instruments and liabilities that are carried at fair value and summarizes their valuation by the respective pricing levels detailed in Note 2, “Summary of Significant Accounting Policies,” as of December 31, 2023 and 2022:

	As of December 31, 2023
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$3,790	$3,790	$—	$—
U.S. Government bonds and notes	196,919	—	196,919	—
Corporate bonds, commercial paper and notes	136,649	—	136,649	—
Total assets carried at fair value	$337,358	$3,790	$333,568	$—
Liabilities carried at fair value
Earn-out consideration related to PLDA acquisition	$12,500	$—	$—	$12,500
Total liabilities carried at fair value	$12,500	$—	$—	$12,500

	As of December 31, 2022
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$15,763	$15,763	$—	$—
U.S. Government bonds and notes	96,371	—	96,371	—
Corporate bonds, commercial paper and notes	106,355	—	106,355	—
Total assets carried at fair value	$218,489	$15,763	$202,726	$—
Liabilities carried at fair value
Earn-out consideration related to PLDA acquisition	$14,800	$—	$—	$14,800
Total liabilities carried at fair value	$14,800	$—	$—	$14,800

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s liabilities related to earn-out consideration are classified within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. The following table presents additional information about liabilities measured at fair value for which the Company utilizes Level 3 inputs to determine fair value, as of December 31, 2023 and 2022:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Balance as of beginning of period	$14,800	$16,900	$—
Addition of earn-out liability due to acquisition	—	—	11,600
Change in fair value of earn-out liability due to remeasurement	9,234	3,111	5,300
Change in fair value of earn-out liability due to achievement of revenue target	(11,534)	(5,211)	—
Balance as of end of period	$12,500	$14,800	$16,900
For the years ended December 31, 2023, 2022 and 2021, the changes in the fair value of the earn-out liability related to the 2021 acquisition of PLDA, which is subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, and which is settled annually in shares of the Company’s common stock based on the fair value of that common stock fixed at the time the Company acquired PLDA. The fair value of the earn-out liability is remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period, and adjusted to reflect changes in the per share value of the Company’s common stock. The Company has classified its liability for the contingent earn-out consideration related to the PLDA acquisition within Level 3 of the fair value hierarchy because the fair value calculation includes significant unobservable inputs, such as revenue forecast, revenue volatility, equity volatility and weighted average cost of capital. During the years ended December 31, 2023, 2022 and 2021, the Company remeasured the fair value of the earn-out liability, which resulted in additional expense of $9.2 million, $3.1 million and $5.3 million, respectively, in the Company’s Consolidated Statements of Operations.
The Company monitors its investments for impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any impairment is reported under “Interest and other income (expense), net” in the Consolidated Statements of Operations. During the years ended December 31, 2023 and 2022, the Company recorded no other-than-temporary impairment charges on its investments.
In 2018, the Company made an investment in a non-marketable equity security of a private company. This investment was accounted for under the equity method of accounting, and the Company accounted for its equity method share of the income (loss). During the second quarter of 2023, the carrying value of the Company’s 25.0% ownership percentage was reduced to zero as the carrying value had been adjusted by an equal and offsetting amount of the Company’s share of the investee’s cumulative losses. During the fourth quarter of 2023, the Company sold its 25.0% ownership share in the equity investment for approximately $25.0 million, which was included, net of withholding taxes paid, in prepaid and other current assets in the Company’s Consolidated Balance Sheet as of December 31, 2023. The Company recognized a gain of $25.0 million related to the sale of the Company’s 25.0% ownership share in the non-marketable equity security. The gain was offset by transaction costs of approximately $1.1 million, resulting in a net gain of approximately $23.9 million, which was included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2023. The Company has non-cash investing cash flow activity of approximately $23.0 million from the sale of the non-marketable equity security, which were offset by withholding taxes paid and changes in the foreign currency exchange rates, which was subsequently received in January 2024. The carrying value of the Company’s 25.0% ownership percentage was deemed immaterial as of December 31, 2022. The Company recorded immaterial amounts in its Consolidated Statements of Operations representing its share of the investee’s loss for the years ended December 31, 2023 and 2022, respectively.
During the year ended December 31, 2022, the Company recorded a gain on fair value of approximately $3.5 million related to the sale of an equity security with an immaterial carrying value in its Consolidated Statements of Operations.
During the years ended December 31, 2023 and 2022, there were no transfers of financial instruments between different categories of fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the financial instruments that are not carried at fair value but require fair value disclosure as of 2022:

	As of December 31, 2022
(In thousands)	Face Value	Carrying Value	Fair Value
1.375% Convertible Senior Notes due 2023 (the “2023 Notes”)	$10,381	$10,378	$19,625
The fair value of the convertible notes at December 31, 2022 was determined based on recent quoted market prices for these notes, which is a Level 2 measurement. As discussed in Note 12, “Convertible Notes,” the Company settled the remaining $10.4 million aggregate principal amount of the 2023 Notes during the first quarter of 2023. As of December 31, 2022, the 2023 Notes were carried at their face value of $10.4 million, less any unamortized debt issuance costs. The carrying value of other financial instruments, including accounts receivable, accounts payable and other liabilities, approximated fair value due to their short maturities.
Information regarding the Company’s goodwill and long-lived assets balances are disclosed in Note 6, “Intangible Assets and Goodwill.”
10. Leases
The Company has a lease agreement with 237 North First Street Holdings, LLC for an office space located at 4453 North First Street in San Jose, California (the “Lease”). The Lease has a term of 128 months from the amended commencement date in April 2020. The annual base rent increases each year to certain fixed amounts over the course of the term. In addition to the base rent, the Company will also pay operating expenses, insurance expenses, real estate taxes and a management fee. The Lease allows for an option to expand, wherein the Company has the right of first refusal to rent additional space in the building. The Company has a one-time option to extend the Lease for a period of 60 months and may elect to terminate the Lease, via written notice to the Landlord, in the event the office space is damaged or destroyed. These options were not recognized as part of operating lease right-of-use assets and operating lease liabilities.
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2023 (in thousands):

Years ending December 31,	Amount
2024	$5,908
2025	5,897
2026	6,137
2027	4,838
2028	4,548
Thereafter	8,453
Total minimum lease payments	35,781
Less: amount of lease payments representing interest	(5,073)
Present value of future minimum lease payments	30,708
Less: current obligations under leases	(4,453)
Long-term lease obligations	$26,255
As of December 31, 2023, the weighted-average remaining lease term for the Company’s operating leases was 6.2 years, and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 6.3%.
Operating lease costs included in research and development and selling, general and administrative costs in the Company’s Consolidated Statements of Operations were $6.0 million, $7.5 million and $7.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $6.7 million, $8.6 million and $7.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Balance Sheet Details
Inventories (1)
Inventories consisted of the following:

	As of December 31,
(In thousands)	2023	2022
Raw materials	$17,483	$4,683
Work in process	5,299	8,341
Finished goods	13,372	7,876
Total	$36,154	$20,900
(1)    As of December 31, 2023 and 2022, the Company had inventory reserve balances of approximately $6.0 million and $1.3 million included in the Consolidated Balance Sheets, respectively.
Property, Plant and Equipment, net
Property, plant and equipment, net is comprised of the following:

	As of December 31,
(In thousands)	2023	2022
Computer software	$44,226	$59,500
Computer equipment	36,198	36,865
Leasehold improvements	27,810	32,384
Machinery	30,446	19,587
Furniture and fixtures	12,561	12,664
Construction in progress	5,660	6,949
Property, plant and equipment, gross	156,901	167,949
Less accumulated depreciation and amortization	(89,093)	(81,694)
Property, plant and equipment, net	$67,808	$86,255
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $37.7 million, $26.0 million and $21.0 million, respectively.
Other Current Liabilities
Other current liabilities are comprised of the following:

	As of December 31,
(In thousands)	2023	2022
EDA tools software licenses liability	$14,566	$15,563
Price protection liability	6,563	—
Other current liabilities	5,469	8,429
Total	$26,598	$23,992
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of the following:

	As of December 31,
(In thousands)	2023	2022
Foreign currency translation adjustments	$(913)	$(1,195)
Unrealized loss on available-for-sale securities, net of tax	(356)	(3,768)
Total	$(1,269)	$(4,963)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Convertible Notes
The Company’s convertible notes are shown in the following table:

As of December 31,
(In thousands)	2022
2023 Notes(1)	$10,381
Unamortized debt issuance costs — 2023 Notes	(3)
Total convertible notes	10,378
Less current portion	10,378
Total long-term convertible notes	$—
(1)    As of December 31, 2023, none of the 2023 Notes remained outstanding.
1.375% Convertible Senior Notes due 2023. On November 17, 2017, the Company issued $172.5 million aggregate principal amount of 1.375% convertible senior notes pursuant to an indenture (the “2023 Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”). In accounting for the 2023 Notes at issuance and prior to the adoption of ASU No. 2020-06, the Company had separated the 2023 Notes into liability and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. As of the date of issuance, the Company determined that the liability component of the 2023 Notes was $137.3 million and the equity component of the 2023 Notes was $35.2 million. The fair value of the liability component was estimated using an interest rate for a similar instrument without a conversion feature. The unamortized discount related to the 2023 Notes was being amortized to interest expense using the effective interest method over approximately five years. As a result of the adoption of ASU No. 2020-06 on January 1, 2022, the Company reversed approximately $35.2 million of debt discount related to the 2023 Notes from additional paid-in capital, reversed approximately $8.3 million representing the unamortized debt discount from liabilities and recorded the net impact of $26.9 million to accumulated deficit.
The 2023 Notes bore interest at a rate of 1.375% per year, payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2018. Contractually, the 2023 Notes would mature on February 1, 2023, unless earlier repurchased by the Company or converted pursuant to their terms.
The Company incurred transaction costs of approximately $3.3 million related to the issuance of the 2023 Notes. In accounting for these costs and prior to the adoption of ASU No. 2020-06, the Company had allocated the costs to the liability and equity components in proportion to the allocation of proceeds from the issuance of the 2023 Notes to such components. Transaction costs allocated to the liability component of $2.6 million were netted against the carrying amount of the liability in the Consolidated Balance Sheets and were amortized to interest expense using the effective interest method over the term of the 2023 Notes. The transaction costs allocated to the equity component of $0.7 million were recorded as additional paid-in capital. As a result of the adoption of ASU No. 2020-06 on January 1, 2022, the Company removed approximately $0.7 million of debt issuance costs related to the 2023 Notes from additional paid-in capital and recorded approximately $0.5 million to accumulated deficit related to the amortization of debt issuance costs that were historically allocated to equity.
The initial conversion rate of the 2023 Notes was 52.8318 shares of the Company’s common stock per $1,000 principal amount of 2023 Notes (which was equivalent to an initial conversion price of approximately $18.93 per share). The conversion rate was subject to adjustment upon the occurrence of certain specified events but would not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2023 Indenture), the Company would have, in certain circumstances, increased the conversion rate by a number of additional shares for a holder that could have elected to convert its 2023 Notes in connection with such make-whole fundamental change.
Prior to the close of business on the business day immediately preceding November 1, 2022, the 2023 Notes would have been convertible only under the following circumstances: (1) during any calendar quarter commencing after March 31, 2018, and only during such calendar quarter, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2023 Notes for such trading day was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (3) upon the occurrence of specified distributions to holders of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
our common stock; or (4) upon the occurrence of specified corporate transactions. On or after November 1, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2023 Notes would have been able to convert all or a portion of their 2023 Notes regardless of the foregoing conditions. Upon conversion, the Company would have paid cash up to the aggregate principal amount of the 2023 Notes to be converted and pay or deliver, as the case may have been, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the 2023 Notes being converted.
The Company could not have redeemed the 2023 Notes prior to the maturity date and no sinking fund was provided for the 2023 Notes. Upon the occurrence of a fundamental change (as defined in the 2023 Indenture) prior to the maturity date, holders may have required the Company to repurchase all or a portion of the 2023 Notes for cash at a price equal to 100% of the principal amount of the 2023 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The 2023 Notes were the Company’s senior unsecured obligations and ranked senior in right of payment to any of the Company’s indebtedness that was expressly subordinated in right of payment to the notes; equal in right of payment with the Company’s existing and future liabilities that were not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to any existing and future indebtedness and other liabilities (including trade payables, but excluding intercompany obligations and liabilities) and any preferred stock of subsidiaries of the Company.
The following events were considered “events of default” with respect to the 2023 Notes, which may have resulted in the acceleration of the maturity of the 2023 Notes:
(1) the Company defaulted on the payment when due of any principal of any of the 2023 Notes at maturity or upon exercise of a repurchase right or otherwise;
(2) the Company defaulted on the payment of any interest, including additional interest, if any, on any of the 2023 Notes, when the interest became due and payable, and continuance of such default for a period of 30 days;
(3) failure by the Company to comply with its obligation to convert the 2023 Notes in accordance with the 2023 Indenture upon exercise of a holder’s conversion right;
(4) failure by the Company to give a fundamental change notice or notice of a specified corporate transaction when due with respect to the Notes;
(5) failure by the Company to comply with any of its other agreements contained in the 2023 Notes or the 2023 Indenture for a period of 60 days after written notice from the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding had been received;
(6) failure by the Company to have paid when due the principal of, or acceleration of, any indebtedness for money borrowed by the Company or any of its Material Subsidiaries (as defined in the 2023 Indenture) in excess of $40.0 million principal amount, if such indebtedness was not discharged, or such acceleration was not annulled, for a period of 30 days after written notice to the Company by the Trustee or to the Company and the Trustee by holders of 25% or more in aggregate principal amount of the 2023 Notes then outstanding in accordance with the 2023 Indenture; and
(7) certain events of bankruptcy, insolvency or reorganization of the Company or any of its Material Subsidiaries (as defined in the Indenture).
If such an event of default, other than an event of default described in clause (7) above with respect to the Company, had occurred, the Trustee by written notice to the Company, or the holders of at least 25% in aggregate principal amount of the outstanding Notes by notice to the Company and the Trustee, may have, and the Trustee at the request of such holders should have, declared 100% of the principal of and accrued and unpaid interest, if any, on all the Notes then outstanding to be due and payable. If an event of default described in clause (7) above occurred, 100% of the principal of and accrued and unpaid interest on the Notes then outstanding would have automatically become due and payable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Note Hedges and Warrants. On November 14, 2017 and November 16, 2017, in connection with the 2023 Notes, the Company entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge Transactions”) with respect to the Company’s common stock, par value $0.001 per share (the “Common Stock”), with certain bank counterparties (the “Counterparties”). The Company paid an aggregate amount of approximately $33.5 million to the Counterparties for the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions covered, subject to anti-dilution adjustments substantially similar to those in the 2023 Notes, approximately 9.1 million shares of Common Stock, the same number of shares underlying the 2023 Notes, at a strike price that corresponded to the initial conversion price of the 2023 Notes, and were exercisable upon conversion of the 2023 Notes. Contractually, the Convertible Note Hedge Transactions would have expired upon the maturity of the 2023 Notes. The Convertible Note Hedge Transactions were intended to reduce the potential economic dilution upon conversion of the 2023 Notes. The Convertible Note Hedge Transactions were separate transactions and were not part of the terms of the 2023 Notes. Holders of the 2023 Notes did not have any rights with respect to the Convertible Note Hedge Transactions.
In addition, concurrently with entering into the Convertible Note Hedge Transactions, the Company separately entered into privately negotiated warrant transactions, whereby the Company sold to the Counterparties warrants (the “Warrants”) to acquire, collectively, subject to anti-dilution adjustments, approximately 9.1 million shares of the Common Stock at an initial strike price of approximately $23.30 per share, which represented a premium of 60% over the last reported sale price of the Common Stock of $14.56 on November 14, 2017. The Company received aggregate proceeds of approximately $23.2 million from the sale of the Warrants to the Counterparties. The Warrants were separate transactions and were not part of the 2023 Notes or Convertible Note Hedge Transactions. Holders of the 2023 Notes and Convertible Note Hedge Transactions did not have any rights with respect to the Warrants.
The amounts paid and received for the Convertible Note Hedge Transactions and Warrants were recorded in additional paid-in capital in the Consolidated Balance Sheets. The fair value of the Convertible Note Hedge Transactions and Warrants were not re-measured through earnings each reporting period. The amounts paid for the Convertible Note Hedge Transactions were tax deductible expenses, while the proceeds received from the Warrants were not taxable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with the settlement of the conversion of the remaining 2023 Notes, the Company received 0.3 million shares of the Company’s common stock for the retirement of the remaining convertible senior note hedges and paid $10.7 million in cash for the retirement of the remaining warrants during the first quarter of 2023. Additionally, the retirement of the remaining warrants was subject to derivative accounting, resulting in a loss on fair value adjustment of derivatives of $0.2 million for the year ended December 31, 2023.
As of December 31, 2023, none of the note hedges and warrants remained outstanding.
Interest expense related to the convertible notes for the years ended December 31, 2022 and 2021 was as follows:

	Years Ended December 31,
(In thousands)	2022	2021
2023 Notes coupon interest at a rate of 1.375%	$610	$2,372
2023 Notes amortization of discount and debt issuance cost	194	7,656
Total interest expense on convertible notes	$804	$10,028
For the year ended December 31, 2023, interest expense related to the convertible notes was deemed immaterial.
13. Commitments and Contingencies
As of December 31, 2023, the Company’s material contractual obligations were as follows:

(In thousands)	Total	2024	2025	2026	2027	2028
Contractual obligations (1) (2)
Software licenses (3)	$24,635	$16,552	$8,083	$—	$—	$—
Other contractual obligations	1,594	1,326	131	137	—	—
Acquisition retention bonuses (4) (5)	894	558	336	—	—	—
Total	$27,123	$18,436	$8,550	$137	$—	$—
______________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $110.7 million, including $31.7 million recorded as a reduction of long-term deferred tax assets and $78.9 million in long-term income taxes payable, as of December 31, 2023. As noted below in Note 18, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the timing of the outcome at this time.
(2)    For the Company’s lease commitments as of December 31, 2023, refer to Note 10, “Leases.”
(3)    The Company has commitments with various software vendors for agreements generally having terms longer than one year. As of December 31, 2023, approximately $14.6 million of the fair value of the liability was included in other current liabilities and $8.0 million was included in other long-term liabilities, in the accompanying Consolidated Balance Sheet.
(4)    In connection with the acquisitions of Hardent in the second quarter of 2022 and PLDA in the third quarter of 2021, the Company is obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions, including the condition of employment.
(5)    In connection with the acquisition of AnalogX in the third quarter of 2021, the Company was obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions, including the condition of employment. In September 2023, the Company divested its PHY IP group, which included AnalogX and resulted in the Company recognizing an immaterial decrease related to the remaining AnalogX acquisition retention bonus liability. Refer to Note 20, “Divestiture,” for additional information.
Indemnifications
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other IP infringement or any other claim by any third party arising as a result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to the amount of fees received by the Company, however, this may not always be possible. The fair value of the liability as of December 31, 2023 and 2022, respectively, was not material.
14. Equity Incentive Plans and Stock-Based Compensation
Equity Incentive Plans
The Company has two equity incentive plans under which grants are currently outstanding: the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”). The 2015 Plan and 2019 Inducement Plan were the Company’s only plans for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of December 31, 2023. Grants under all plans typically have a requisite service period of 60 months or 48 months, have straight-line vesting schedules and expire not more than 10 years from date of grant.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2020	12,412,320
Stock options forfeited	54,327
Nonvested equity stock and stock units granted (1) (2)	(3,918,251)
Nonvested equity stock and stock units forfeited (1)	1,943,782
Total shares available for grant as of December 31, 2021	10,492,178
Nonvested equity stock and stock units granted (1) (3)	(4,107,633)
Nonvested equity stock and stock units forfeited (1)	1,271,224
Total shares available for grant as of December 31, 2022	7,655,769
Increase in shares approved for issuance (4)	5,210,000
Nonvested equity stock and stock units granted (1) (5)	(2,082,334)
Nonvested equity stock and stock units forfeited (1)	1,170,715
Total shares available for grant as of December 31, 2023	11,954,150
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
(3)    Amount includes approximately 0.6 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in 2022 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.
(4)    On April 27, 2023, the Company’s stockholders approved these additional shares to be reserved for issuance under the 2015 Plan.
(5)    Amount includes approximately 0.2 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in 2023 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the years ended December 31, 2023, 2022 and 2021 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2023:

	Options Outstanding		Weighted-Average Remaining Contractual Term (years)
(In thousands, except per share amounts and years)	Number of Shares	Weighted-Average Exercise Price Per Share		Aggregate Intrinsic Value
Outstanding as of December 31, 2020	964,211	$11.08
Options exercised	(360,303)	$11.06
Options forfeited	(54,327)	$14.98
Outstanding as of December 31, 2021	549,581	$10.71
Options exercised	(117,138)	$7.43
Outstanding as of December 31, 2022	432,443	$11.60
Options exercised	(307,711)	$11.61		$17,430
Outstanding as of December 31, 2023	124,732	$11.60	3.35	$7,066
Vested or expected to vest at December 31, 2023	124,732	$11.60	3.35	$7,066
Options exercisable at December 31, 2023	124,732	$11.60	3.35	$7,066
Employee Stock Purchase Plan
During the years ended December 31, 2023, 2022 and 2021, the Company had one employee stock purchase plan, the 2015 Employee Stock Purchase Plan (“2015 ESPP”). Employees generally will be eligible to participate in the plan if they are employed by the Company for more than 20 hours per week and more than five months in a fiscal year. The 2015 ESPP provides for six-month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under the plan, employees may purchase stock at the lower of 85% of the fair market value of the Company’s common stock at the beginning of the offering period (the enrollment date) or the end of each offering period (the purchase date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the purchase date.
The Company issued 172,711 shares at an average price of $31.10 per share during the year ended December 31, 2023. The Company issued 255,614 shares at an average price of $20.60 per share during the year ended December 31, 2022. The Company issued 384,087 shares at an average price of $12.95 per share during the year ended December 31, 2021. As of December 31, 2023, 2.4 million shares under the ESPP remained available for issuance.
Stock-Based Compensation
Stock Options
There were no stock options granted during the years ended December 31, 2023, 2022 and 2021, respectively.
Stock-based compensation expense related to stock options was immaterial for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, all compensation cost net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans has been fully recognized.
The total fair value of options vested for the years ended December 31, 2023, 2022 and 2021 was $0.5 million, $1.7 million and $2.0 million, respectively.
Employee Stock Purchase Plan
During the years ended December 31, 2023, 2022 and 2021, the Company recorded stock-based compensation related to the 2015 ESPP of $1.8 million, $1.7 million and $1.4 million, respectively.
As of December 31, 2023, there was $0.8 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over four months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Employee Stock Purchase Plan for Years Ended December 31,
	2023	2022	2021
Employee Stock Purchase Plan
Expected stock price volatility	48%-53%	40%-44%	32%-33%
Risk free interest rate	5.14%-5.51%	1.49%-4.58%	0.04%-0.05%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$14.86	$8.02	$5.17
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
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. For the years ended December 31, 2023, 2022 and 2021, the Company granted nonvested equity stock units totaling 1.3 million, 2.3 million and 2.4 million shares, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the years ended December 31, 2023, 2022 and 2021, the nonvested equity stock units were valued at the date of grant, giving them a fair value of approximately $60.7 million, $65.6 million and $50.1 million, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the years ended December 31, 2023, 2022 and 2021, the Company recorded stock-based compensation expense of approximately $43.1 million, $33.8 million and $25.7 million, respectively, related to all outstanding nonvested equity stock grants.
Unrecognized compensation cost related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $64.2 million at December 31, 2023. This amount is expected to be recognized over a weighted-average period of 1.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table reflects the activity related to nonvested equity stock and stock units for the years ended December 31, 2023, 2022 and 2021:

Nonvested Equity Stock and Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2020	4,851,265	$12.82
Granted	2,363,885	$21.18
Vested	(1,524,950)	$12.41
Forfeited	(971,815)	$15.30
Nonvested at December 31, 2021	4,718,385	$16.62
Granted	2,338,255	$28.10
Vested	(1,853,260)	$14.42
Forfeited	(485,320)	$20.48
Nonvested at December 31, 2022	4,718,060	$22.78
Granted	1,268,973	$46.93
Vested	(1,797,002)	$18.07
Forfeited	(759,839)	$28.60
Nonvested at December 31, 2023	3,430,192	$32.90
15. Stockholders’ Equity
Share Repurchase Programs
On October 29, 2020, the Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by the Board in January 2015 and canceled the remaining shares outstanding as part of the previous authorization. During the years ended December 31, 2023, 2022 and 2021, the Company repurchased shares of its common stock under the 2020 Repurchase Program as discussed below.
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
On June 15, 2021, the Company entered into an accelerated share repurchase program with Deutsche Bank (the “2021 ASR Program”). The 2021 ASR Program was part of the 2020 Repurchase Program. Under the 2021 ASR Program, the Company pre-paid to Deutsche Bank the $100.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 3.9 million shares of its common stock from Deutsche Bank in the second quarter of 2021, which were retired and recorded as an $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock. During the fourth quarter of 2021, the accelerated share repurchase program was completed and the Company received an additional 0.4 million shares of its common stock, which were retired, as the final settlement of the accelerated share repurchase program.
On September 9, 2022, the Company entered into an accelerated share repurchase program with Wells Fargo Bank, National Association (“Wells Fargo”) (the “2022 ASR Program”). The 2022 ASR Program was part of the 2020 Repurchase Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
On August 10, 2023, the Company entered into an accelerated share repurchase program with Royal Bank of Canada (“RBC”) (the “2023 ASR Program”). The 2023 ASR Program was part of the 2020 Repurchase Program. Under the 2023 ASR Program, the Company pre-paid to RBC the $100.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 1.6 million shares of its common stock from RBC on August 11, 2023, which were retired and recorded as an $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock. On September 22, 2023, the accelerated share repurchase program was completed and the Company received an additional 0.2 million shares of its common stock, which were retired, as the final settlement of the 2023 ASR Program.
On November 2, 2023, the Company entered into a share repurchase plan (the “Buying Plan”) with RBC Capital Markets, LLC (“RBCCM”). The Buying Plan was part of the 2020 Repurchase Program. Under the Buying Plan, RBCCM shall commence purchases for a 12-month period starting on November 2, 2023 and ending on November 1, 2024, unless terminated sooner pursuant to the Buying Plan (the “Repurchase Period”). During the Repurchase Period, RBCCM may purchase an aggregate amount of $50.0 million of the Company’s common stock, and its execution is dependent on the Company’s stock price reaching certain levels. Share repurchases shall not exceed $25.0 million in a quarter. During the fourth quarter of 2023, an immaterial amount of shares were repurchased, retired and recorded as a reduction to stockholders’ equity.
Effective January 1, 2023, the Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of December 31, 2023, there was no exercise tax liability as the fair market value of the Company’s common stock issuances in 2023 exceeded the fair market value of the total repurchases during the same period.
During the year ended December 31, 2023, there were no other repurchases of the Company’s common stock under the 2020 Repurchase Program.
As of December 31, 2023, there remained an outstanding authorization to repurchase approximately 7.9 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.
The Company records share repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock in accordance with its accounting policy. During the years ended December 31, 2023 and 2022, the cumulative price of $94.7 million and $90.1 million, respectively, were recorded as increases to accumulated deficit.
16. Benefit Plans
The Company has a 401(k) Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. The Company, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company matches 50% of eligible employee’s contribution, up to the first 6% of an eligible employee’s qualified earnings. For the years ended December 31, 2023, 2022 and 2021, the Company made matching contributions totaling approximately $2.0 million, $1.9 million and $1.8 million, respectively.
17. Restructuring and Other Charges
2023 Restructuring Plan
In June 2023, the Company initiated a restructuring program to reduce overall expenses to improve future profitability by reducing the Company’s overall spending (the “2023 Restructuring Plan”). In connection with this restructuring program, the Company initiated a plan resulting in a reduction of 42 employees. During the year ended December 31, 2023, the Company recorded charges of approximately $9.4 million to “Restructuring and other charges” in its Consolidated Statement of Operations, related to the reduction in workforce, as well as write-downs of obligations related to certain IP development costs and software licenses for engineering development tools. The 2023 Restructuring Plan was materially completed in the fourth quarter of 2023.

The following table summarizes the 2023 Plan restructuring activities during the year ended December 31, 2023:

(In thousands)	Employee Severance and Related Benefits	Other Costs	Total
Liability at December 31, 2022	$—	$—	$—
Charges	4,620	4,748	9,368
Non-cash items*	—	(948)	(948)
Payments	(4,152)	(2,600)	(6,752)
Liability at December 31, 2023	$468	$1,200	$1,668
_________________________________________
*    The non-cash items of $0.9 million related to the write-down of software licenses for engineering development tools.
During the years ended December 31, 2022 and 2021, the Company did not initiate any restructuring programs.
18. Income Taxes
Income (loss) before taxes consisted of the following:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Domestic	$154,434	$(16,663)	$19,244
Foreign	32,726	8,838	4,042
	$187,160	$(7,825)	$23,286
The provision for (benefit from) income taxes was comprised of:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Federal:
Current	$1,075	$183	$(112)
Deferred	(126,734)	2,479	2,042
State:
Current	893	(215)	214
Deferred	(17,264)	24	324
Foreign:
Current	(3,362)	5,828	3,328
Deferred	(1,352)	(1,814)	(844)
	$(146,744)	$6,485	$4,952

The differences between the Company’s effective tax rate and the U.S. federal statutory regular tax rate were as follows:

	Years Ended December 31,
	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income tax expense (benefit)	(8.7)	6.1	2.2
Withholding tax	3.9	(36.6)	4.4
Foreign rate differential	(2.6)	(28.3)	3.3
Research and development credit	(2.9)	4.8	(7.1)
Executive compensation	3.9	(49.0)	6.6
Stock-based compensation	(5.2)	47.9	(7.7)
Foreign tax credit	(2.5)	57.4	(84.0)
Foreign-derived intangible income deduction	(1.9)	70.5	(55.8)
Acquisition	1.6	(25.1)	8.8
Debt extinguishment	—	(226.7)	—
Other	0.3	(1.0)	(0.2)
Valuation allowance	(85.3)	76.1	129.8
	(78.4)%	(82.9)%	21.3%
The components of the net deferred tax assets (liabilities) were as follows:

	As of December 31,
(In thousands)	2023	2022
Deferred tax assets:
Depreciation and amortization	$—	$3,247
Lease liabilities	6,607	7,691
Other timing differences, accruals and reserves	5,306	10,393
Deferred equity compensation	3,973	4,366
Net operating loss carryovers	14,578	13,423
Capitalized research	77,244	49,649
Tax credits	50,445	96,758
Total gross deferred tax assets	158,153	185,527
Deferred tax liabilities:
Lease right-of-use assets	(4,589)	(5,501)
Deferred revenue	—	(76)
Depreciation and amortization	(5,078)	—
Total gross deferred tax liabilities	(9,667)	(5,577)
Total net deferred tax assets	148,486	179,950
Valuation allowance	(25,056)	(201,883)
Net deferred tax assets (liabilities)	$123,430	$(21,933)

	As of December 31,
(In thousands)	2023	2022
Reported as:
Non-current deferred tax assets	$127,892	$3,031
Non-current deferred tax liabilities	(4,462)	(24,964)
Net deferred tax assets (liabilities)	$123,430	$(21,933)

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. During the second quarter of 2023, based on all available positive and negative evidence, the Company determined that it was appropriate to release the valuation allowance on the majority of the Company’s U.S. federal and other state deferred tax assets. During the third quarter of 2023, the Company further adjusted its valuation allowance release as a result of a change in forecasted income and tax expense, primarily due to the sale of intangible assets as part of the PHY IP group divestiture. The Company recognized a $177.9 million tax benefit during the year ended December 31, 2023 as a result of the valuation allowance release.
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
Upon considering the relative impact of all evidence during the second quarter of 2023, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that the majority of its deferred tax assets would be realizable, with the exception of primarily its California research and development credits that have not met the “more likely than not” realization threshold criteria. As a result, the Company released the related valuation allowance against the majority of its federal and state deferred tax assets. The effect of the valuation allowance release is included as a component of the benefit from income taxes in the accompanying Consolidated Statements of Operations.
The Company has U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.
The following table presents the tax valuation allowance information for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	Balance at Beginning of Period	Charged (Credited) to Operations	Charged to Other Account*	Valuation Allowance Release	Balance at End of Period
Tax Valuation Allowance
Year ended December 31, 2021	$174,119	32,544	211	—	$206,874
Year ended December 31, 2022	$206,874	(7,233)	2,242	—	$201,883
Year ended December 31, 2023	$201,883	1,776	(717)	(177,886)	$25,056
______________________________________
*    Amounts not charged to operations are charged to other comprehensive income or retained earnings.
As of December 31, 2023, the Company had California and other state net operating loss carryforwards of $167.7 million and $0.8 million, respectively. As of December 31, 2023, the Company had federal research and development tax credit carryforwards of $45.2 million and foreign tax credits of $10.1 million. As of December 31, 2023, the Company had California research and development tax credit carryforwards of $28.1 million and California alternative minimum tax credit carryforwards of $0.5 million. The federal foreign tax credits and research and development credits begin to expire in 2024. Approximately $3.9 million of federal foreign tax credits will expire in 2024. The California net operating losses begin to expire in 2031. The California research and development credits carry forward indefinitely.
In the event of a change in ownership, as defined under federal and state tax laws, the Company’s net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.
As of December 31, 2023, the Company had $185.7 million of unrecognized tax benefits including $31.7 million recorded as a reduction of long-term deferred tax assets, $75.0 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea and $78.9 million recorded to long-term income taxes payable, which are primarily comprised of $77.1 million in income taxes payable related to withholding taxes previously withheld from licensees in South Korea. As a result of recent court rulings in South Korea, the Company has determined that they may be entitled to refund claims for foreign taxes previously withheld from licensees in South Korea. If the Company is successful in recovering the $162.2 million of refundable withholding taxes from South Korea, the refund would result in an offsetting reduction in U.S. foreign tax credits. The Company recognizes that there are numerous risks and uncertainties associated with the ultimate collection of this refund. The Company previously maintained an offsetting reserve for the entire amount of refundable withholding taxes previously withheld in South Korea. During the year ended December 31, 2023, the Company concluded it is more likely than not it will recover withholding taxes withheld during the past five years and accordingly filed a claim in October 2023 for refund of certain refundable withholding taxes and recorded an income taxes receivable of $82.7 million, with an offsetting long-term payable of $72.6 million and a reduction in long-term deferred tax assets of $10.1 million for the reduction in U.S. foreign tax credits. The Company has recorded a receivable for the portion of withholding taxes paid subsequent to the third quarter of 2023 for which it intends to file a future refund claim. The Company has not recorded a receivable for the portion of potentially available refunds for which a claim for refund has not been submitted or for which the Company does not intend to pursue at this time, as the Company does not believe recovery of those taxes would be more likely than not if a refund claim were submitted. The Company continues to evaluate the potential for recovery of these taxes and has therefore established an offsetting reserve for the entire amount of potentially refundable withholding taxes previously withheld in South Korea, for which a claim for refund has not been submitted.
As of December 31, 2022, the Company had $164.5 million of unrecognized tax benefits, including $19.6 million recorded as a reduction of long-term deferred tax assets, $143.6 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea and $1.3 million recorded to long-term income taxes payable.
A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Balance as of January 1	$164,531	$146,215	$134,044
Tax positions related to current year:
Additions	19,403	18,515	18,748
Tax positions related to prior years:
Additions	1,378	—	615
Reductions	(391)	(199)	(1,586)
Settlements	—	—	(5,606)
Balance as of December 31	$184,921	$164,531	$146,215
The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). At December 31, 2023 and 2022, an immaterial amount of interest and penalties was included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2017 and forward. The California returns are subject to examination from 2018 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are under examination by the Indian tax administration for tax years beginning with 2011, except for 2012 through 2015, which were assessed in the Company’s favor, and are subject to examination from 2016 and forward. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate. The estimated potential reduction in the Company’s unrecognized tax benefits in the next 12 months would not be material.
At December 31, 2023, no other income taxes (state or foreign) have been provided on undistributed earnings of approximately $50.3 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the United States, with the exception of France. If the non-France earnings were distributed, the Company would incur approximately $3.1 million of foreign withholding taxes and an immaterial amount of U.S. taxes.

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
The Transaction was completed on September 6, 2023 and resulted in net proceeds of approximately $106.3 million, which consisted of the initial selling price of $110.0 million offset by approximately $3.7 million related to certain purchase price adjustments. The Company recognized a net gain on divestiture of the PHY IP group in its Consolidated Statements of Operations of approximately $90.8 million during the year ended December 31, 2023. Transaction costs of approximately $1.4 million were included in the net gain of $90.8 million.
The divestiture of the PHY IP group did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore its results of operations were not reported as discontinued operations.
Concurrent with the Transaction, the Company also recorded a charge of approximately $10.0 million in the Company’s Consolidated Statements of Operations during the year ended December 31, 2023. The charge was primarily related to the accelerated amortization of software licenses that were not directly part of the PHY IP disposal group.
21. Acquisitions
There were no acquisitions during the year ended December 31, 2023.
2022 Acquisition
Hardent, Inc.
On May 20, 2022, (the “Closing Date”), the Company completed its acquisition of Hardent, a leading electronic design company, by acquiring all of its outstanding shares. The Company acquired Hardent for a total consideration of approximately $16.1 million, which consisted of $14.7 million in initial cash consideration paid at the Closing Date, $1.2 million deposited into an escrow account to fund indemnification obligations to be released within 18 months after the Closing Date and $0.2 million deposited into an escrow account to fund other contractual provisions related to certain working capital adjustments. The addition of the technology and expertise from Hardent augments the Company’s CXL memory interconnect initiative.
As part of the acquisition, the Company agreed to pay certain Hardent employees approximately $1.2 million in cash over three years following the Closing Date (the “Retention Bonus”), to be paid in three equal installments on each of the dates that were 12 months, 24 months and 36 months following the Closing Date. The Retention Bonus payouts are subject to the condition of continued employment, therefore the Retention Bonus payouts will be treated as compensation and will be expensed ratably over the retention period.
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
The total consideration from the acquisition was allocated as of the Closing Date and reflects adjustments made during the measurement period to finalize the purchase price accounting, as follows:

(In thousands)	Total
Cash and cash equivalents	$209
Accounts receivable	1,088
Unbilled receivables	239
Prepaid expenses and other current assets	16
Identified intangible assets	5,000
Goodwill	12,069
Accounts payable	(55)
Deferred revenue	(578)
Income taxes payable	(466)
Deferred tax liability	(1,325)
Other current liabilities	(56)
Total	$16,141
The goodwill arising from the acquisition was primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of the acquired business. This goodwill was not deductible for tax purposes.
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
Unaudited Pro Forma Combined Consolidated Financial Information
The following pro forma financial information presents the combined results of operations for the Company and Hardent as if the acquisition had occurred on January 1, 2021. The pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on January 1, 2021, and should not be taken as indicative of future consolidated operating results. Additionally, the pro forma financial results do not include any anticipated synergies or other expected benefits from the acquisition:

	Years Ended December 31,
(In thousands)	2022	2021
	(unaudited)
Total revenue	$457,852	$336,258
Net income (loss)	$(13,251)	$19,452
The pro forma net loss for 2022 was adjusted to exclude $1.2 million of acquisition-related costs incurred during the year ended December 31, 2023. Consequently, the pro forma net income for 2021 was adjusted to include these costs.

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
The total consideration from the business combination was allocated as of the Closing Date and reflects adjustments made through the measurement period to finalize the purchase price accounting, as follows:

(In thousands)	Total
Cash and cash equivalents	$2,763
Accounts receivable	280
Unbilled receivables	1,566
Prepaid expenses and other current assets	1,354
Identified intangible assets	6,800
IPR&D	3,800
Goodwill	39,309
Property, plant and equipment, net	118
Accounts payable	(1,112)
Deferred revenue	(23)
Income taxes payable	(7,127)
Other current liabilities	(215)
Total	$47,513
The goodwill arising from the acquisition was primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of the acquired business. Approximately $26.9 million of the goodwill was deductible for tax purposes.

The identified intangible assets assumed in the acquisition of AnalogX were recognized as follows based upon their estimated fair values as of the acquisition date:

	Total	Estimated Weighted-Average Useful Life
	(in thousands)	(in years)
Existing technology	$6,300	5 years
Customer contracts and contractual relationships	500	2 years
IPR&D	3,800	Not applicable
Total	$10,600
IPR&D consisted of multiple projects relating to the development of various high-speed SerDes technologies. The projects were expected to be completed within the subsequent three years. In the third quarter of 2023, the Company disposed the $3.8 million related to the AnalogX IPR&D in connection with the divestiture of the Company’s PHY IP group. Refer to Note 20, “Divestiture,” for additional information.
PLDA Group
On June 16, 2021, the Company announced that it had entered into an agreement to acquire PLDA, a provider of high-speed interconnect solutions. On August 18, 2021 (the “PLDA Closing Date”), the Company completed its acquisition of PLDA by acquiring all of its outstanding shares. Under the terms of the Share Purchase Agreement, the total consideration of approximately $85.6 million was comprised of $67.1 million in closing cash consideration, 0.3 million shares of the Company’s common stock (valued based on the Company’s closing stock price at the PLDA Closing Date, which amounted to approximately $6.9 million) and up to an additional $21.0 million to be paid in shares of common stock, valued at $16.9 million as of the acquisition date (the “fair value of the earn-out liability”), subject to certain revenue targets of the acquired business for the subsequent three years. The fair value of the earn-out liability will be remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period. The Company classified its liability for the contingent earn-out consideration related to the PLDA acquisition within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. A portion of the purchase price, $10.0 million of the consideration, was deposited into an escrow account to fund indemnification obligations and other contractual provisions, to be released 24 months after the PLDA Closing Date. The addition of the technology and expertise from PLDA augments the Company’s digital controller IP and CXL memory interconnect initiative.
As part of the acquisition, the Company agreed to pay certain PLDA employees $3.0 million in cash over three years following the PLDA Closing Date (the “PLDA Retention Bonus”), to be paid in three equal installments on each of the dates that were 12 months, 24 months and 36 months following the PLDA Closing Date. The PLDA Retention Bonus payouts are subject to the condition of continued employment. Therefore, the PLDA Retention Bonus payouts will be treated as compensation and expensed ratably over the retention period.
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
The goodwill arising from the acquisition was primarily attributed to synergies related to the combination of new and complementary technologies of the Company and the assembled workforce of the acquired business. This goodwill was not deductible for tax purposes.
The identified intangible assets assumed in the acquisition of PLDA were recognized as follows based upon their estimated fair values as of the acquisition date:

	Total	Estimated Weighted-Average Useful Life
	(in thousands)	(in years)
Existing technology	$20,400	3 to 5 years
Customer contracts and contractual relationships	1,000	2 years
IPR&D	7,400	Not applicable
Total	$28,800
IPR&D consisted of multiple projects relating to the development of PLDA’s PCIe Gen 6 and CXL 3.0 technologies. The projects are expected to be completed within 36 months from the date of acquisition. The acquired IPR&D will not be amortized until completion of the related products which are determined by when the underlying project reaches technological feasibility and commences commercial production. Upon completion, the IPR&D projects will be amortized over their respective useful lives, which are expected to range between three years and five years.
Unaudited Pro Forma Combined Consolidated Financial Information
The following pro forma financial information presents the combined results of operations for the Company and AnalogX and PLDA as if the acquisitions had occurred on January 1, 2020. The pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisitions actually taken place on January 1, 2020, and should not be taken as indicative of future consolidated operating results. Additionally, the pro forma financial results do not include any anticipated synergies or other expected benefits from the acquisitions:

(In thousands)	For the Year Ended December 31, 2021
(unaudited)
Total revenue	$338,961
Net income	$16,533
The pro forma net income for 2021 was adjusted to exclude $2.2 million of acquisition-related costs incurred in 2021.

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant dated April 27, 2023.
3.2(1)	Amended and Restated Bylaws of Registrant dated April 27, 2023.
4.1(2)	Form of Registrant’s Common Stock Certificate.
4.3	Description of Securities.
10.1(3)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(4)*	Form of Change of Control Severance Agreement, Agreement entered into by Registrant with each of its named executive officers other than its chief executive officer.
10.3(5)*	2006 Equity Incentive Plan, as amended.
10.4(5)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.
10.5(1)*	2015 Equity Incentive Plan, as amended.
10.6(6)*	Form of Restricted Stock Unit Agreement (2015 Equity Incentive Plan).
10.7(6)*	Form of Stock Option Agreement (2015 Equity Incentive Plan).
10.8(7)*	2015 Employee Stock Purchase Plan, as amended.
10.9(8)+	Settlement Agreement, dated January 19, 2010, among Registrant, Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Semiconductor, Inc. and Samsung Austin Semiconductor, L.P.
10.10(8)+	Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.11(9)	Employment Agreement between the Company and Luc Seraphin, dated as of October 25, 2018.
10.12(9)	Amended and Restated Change of Control Severance Agreement between the Company and Luc Seraphin, dated as of October 25, 2018.
10.13(10)+	Settlement Agreement, dated June 11, 2013, among Registrant, SK hynix and certain SK hynix affiliates.
10.14(11)+	Semiconductor Patent License Agreement, dated June 11, 2013, between Registrant and SK hynix.
10.15(12)+	Settlement Agreement, dated December 9, 2013, between Rambus Inc., Micron Technology, Inc., and certain Micron affiliates.
10.16(12)+	Semiconductor Patent License Agreement, dated December 9, 2013, between Rambus, Inc. and Micron Technology, Inc.
10.17(12)**	Amendment to Semiconductor Patent License Agreement, dated December 30, 2013, by and between Rambus Inc. and Samsung Electronics Co., Ltd.
10.18(13)**	Amendment 1 to Semiconductor Patent License Agreement, dated June 17, 2015, by and between Rambus Inc. and SK hynix Inc.
10.19(14)	Lease agreement between Rambus Inc. and 237 North First Street Holdings, LLC dated July 8, 2019.
10.20(15)	Offer Letter, dated August 9, 2019, by and between Rambus Inc. and Sean Fan.
10.21(15)	2019 Inducement Equity Incentive Plan.
10.22(15)	Form of Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).
10.23(15)	Form of Performance Based Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).
10.24(16)	First Amendment to Net Lease Agreement dated April 22, 2020 relating to the New San Jose Headquarters Location between Rambus Inc. and 237 North First Street Holdings, LLC.
10.25(17)+	Amendment No. 1 to Semiconductor Patent License Agreement, dated September 2, 2020, between Rambus, Inc. and Micron Technology, Inc.
10.26(18)+	Amendment No. 2 dated December 15, 2020, to the Semiconductor Patent License Agreement between Rambus Inc. and Micron Technology, Inc.
10.27(19)+	Amendment No. 2 dated October 27, 2022, to the Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.28(20)+	Amendment 2 to Semiconductor Patent License Agreement, dated March 31, 2023, between Registrant and SK hynix.
10.29(21)	Asset Purchase Agreement by and between Rambus Inc. and Cadence Design Systems, Inc., dated as of July 19, 2023.
10.30(22)	Form of Accelerated Share Repurchase Program Agreement.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Document
24.1^	Power of Attorney.
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

32.1†	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Compensation Recovery Policy, as adopted on July 27, 2023.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________________________

^	Previously submitted.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

†	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Form 8-K filed on May 2, 2023.

(2)	Incorporated by reference to the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(3)	Incorporated by reference to the Form 10-Q filed on May 7, 2021.

(4)	Incorporated by reference to the Form 8-K filed on March 9, 2015.

(5)	Incorporated by reference to the Form 8-K filed on April 30, 2014.

(6)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(7)	Incorporated by reference to the Form 8-K filed on May 6, 2020.

(8)	Incorporated by reference to the Form 10-Q filed on May 3, 2010.

(9)	Incorporated by reference to the Form 8-K filed on October 29, 2018.

(10)	Incorporated by reference to the Form 10-Q/A filed on January 13, 2014.

(11)	Incorporated by reference to the Form 10-Q filed on July 29, 2013.

(12)	Incorporated by reference to the Form 10-K filed on February 21, 2014.

(13)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(14)	Incorporated by reference to the Form 10-Q filed on August 2, 2019.

(15)	Incorporated by reference to the Form 8-K filed on August 28, 2019.

(16)	Incorporated by reference to the Form 10-Q filed on August 7, 2020.

(17)	Incorporated by reference to the Form 10-Q filed on November 6, 2020.

(18)	Incorporated by reference to the Form 10-K filed on February 26, 2021.

(19)	Incorporated by reference to the Form 10-K filed on February 24, 2023.

(20)	Incorporated by reference to the Form 10-Q filed on May 5, 2023.

(21)	Incorporated by reference to the Form 8-K filed on July 20, 2023.

(22)	Incorporated by reference to the Form 8-K filed on August 11, 2023.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

By:	/s/ Desmond Lynch
Desmond Lynch
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)
Date: February 23, 2024

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Luc Seraphin, Desmond Lynch and John Shinn as his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K, together with all schedules and exhibits thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iii) take any and all actions that may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LUC SERAPHIN	Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2024
Luc Seraphin

/s/ DESMOND LYNCH	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 23, 2024
Desmond Lynch

/s/ JOHN ALLEN	Vice President, Accounting and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2024
John Allen

/s/ CHARLES KISSNER	Chairman of the Board of Directors	February 23, 2024
Charles Kissner

/s/ EMIKO HIGASHI	Director	February 23, 2024
Emiko Higashi

/s/ STEVEN LAUB	Director	February 23, 2024
Steven Laub

/s/ MEERA RAO	Director	February 23, 2024
Meera Rao

/s/ NECIP SAYINER	Director	February 23, 2024
Necip Sayiner

/s/ ERIC STANG	Director	February 23, 2024
Eric Stang