Form 10-Q
period 2024-03-31
RAMBUS INC
filed 2024-05-02
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-22339
_______________________________
RAMBUS INC.
(Exact name of registrant as specified in its charter)
_______________________________

Delaware	94-3112828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4453 North First Street
Suite 100
San Jose, California	95134
(Address of principal executive offices)	(ZIP Code)
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
The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, was 107,780,744 as of March 31, 2024.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$112,614	$94,767
Marketable securities	278,443	331,077
Accounts receivable	86,940	82,925
Unbilled receivables	38,484	50,872
Inventories	47,599	36,154
Prepaids and other current assets	12,376	34,850
Total current assets	576,456	630,645
Intangible assets, net	25,518	28,769
Goodwill	286,812	286,812
Property, plant and equipment, net	67,277	67,808
Operating lease right-of-use assets	21,574	21,497
Unbilled receivables	3,980	4,423
Deferred tax assets	131,885	127,892
Income taxes receivable	93,926	88,768
Other assets	1,408	1,613
Total assets	$1,208,836	$1,258,227
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,775	$18,074
Accrued salaries and benefits	12,687	17,504
Deferred revenue	16,399	17,393
Income taxes payable	3,899	5,099
Operating lease liabilities	4,722	4,453
Other current liabilities	20,125	26,598
Total current liabilities	82,607	89,121
Long-term operating lease liabilities	25,899	26,255
Long-term income taxes payable	85,569	78,947
Deferred tax liabilities	4,205	4,462
Other long-term liabilities	18,964	21,341
Total liabilities	217,244	220,126
Commitments and contingencies (Notes 9, 11 and 15)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; issued and outstanding: no shares at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; issued and outstanding: 107,780,744 shares at March 31, 2024 and 107,853,778 shares at December 31, 2023	108	108
Additional paid-in capital	1,293,923	1,324,796
Accumulated deficit	(300,583)	(285,534)
Accumulated other comprehensive loss	(1,856)	(1,269)
Total stockholders’ equity	991,592	1,038,101
Total liabilities and stockholders’ equity	$1,208,836	$1,258,227
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2024	2023
Revenue:
Product revenue	$50,360	$63,775
Royalties	47,476	28,169
Contract and other revenue	20,035	21,818
Total revenue	117,871	113,762
Cost of revenue:
Cost of product revenue	20,048	26,423
Cost of contract and other revenue	555	1,691
Amortization of acquired intangible assets	3,056	3,562
Total cost of revenue	23,659	31,676
Gross profit	94,212	82,086
Operating expenses:
Research and development	37,359	41,898
Sales, general and administrative	25,827	30,964
Amortization of acquired intangible assets	195	382
Change in fair value of earn-out liability	700	6,900
Total operating expenses	64,081	80,144
Operating income	30,131	1,942
Interest income and other income (expense), net	4,587	2,161
Loss on fair value adjustment of derivatives, net	—	(240)
Interest expense	(366)	(381)
Interest and other income (expense), net	4,221	1,540
Income before income taxes	34,352	3,482
Provision for income taxes	1,454	201
Net income	$32,898	$3,281
Net income per share:
Basic	$0.30	$0.03
Diluted	$0.30	$0.03
Weighted-average shares used in per share calculation:
Basic	108,090	108,277
Diluted	110,037	111,153
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Net income	$32,898	$3,281
Other comprehensive income (loss):
Foreign currency translation adjustment	(95)	205
Unrealized gain (loss) on marketable securities, net of tax	(492)	1,223
Total comprehensive income	$32,311	$4,709
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2023	107,854	$108	$1,324,796	$(285,534)	$(1,269)	$1,038,101
Net income	—	—	—	32,898	—	32,898
Foreign currency translation adjustment	—	—	—	—	(95)	(95)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(492)	(492)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	744	—	(37,504)	—	—	(37,504)
Repurchase and retirement of common stock under repurchase program	(817)	—	(2,865)	(47,947)	—	(50,812)
Stock-based compensation	—	—	9,496	—	—	9,496
Balances at March 31, 2024	107,781	$108	$1,293,923	$(300,583)	$(1,856)	$991,592

	For the Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2022	107,610	$108	$1,297,408	$(513,256)	$(4,963)	$779,297
Net income	—	—	—	3,281	—	3,281
Foreign currency translation adjustment	—	—	—	—	205	205
Unrealized gain on marketable securities, net of tax	—	—	—	—	1,223	1,223
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	1,037	1	(29,906)	—	—	(29,905)
Stock-based compensation	—	—	13,063	—	—	13,063
Issuance of common stock in connection with the payment of year 1 earn-out related to the PLDA Group acquisition	198	—	5,022	—	—	5,022
Issuance of common stock in connection with the maturity of the convertible senior notes related to the settlement of the in-the-money conversion feature of the convertible senior notes	284	—	—	—	—	—
Exercise of the convertible senior note hedges in connection with the conversion of convertible senior notes and retirement of the corresponding shares	(284)	—	11,440	(11,440)	—	—
Retirement of warrants	—	—	(10,457)	—	—	(10,457)
Balances at March 31, 2023	108,845	$109	$1,286,570	$(521,415)	$(3,535)	$761,729
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$32,898	$3,281
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	9,496	13,063
Depreciation	7,723	8,874
Amortization of intangible assets	3,251	3,944
Deferred income taxes	(4,252)	2,102
Change in fair value of earn-out liability	700	6,900
Other	39	605
Change in operating assets and liabilities:
Accounts receivable	(4,006)	(4,039)
Unbilled receivables	12,831	37,937
Prepaids and other current assets	528	(2,895)
Inventories	(11,445)	(5,280)
Income taxes receivable	(5,158)	(390)
Accounts payable	4,072	(8,805)
Accrued salaries and benefits and other liabilities	(10,327)	(7,547)
Income taxes payable	5,431	(4,396)
Deferred revenue	(913)	(2,759)
Operating lease liabilities	(1,749)	(1,689)
Net cash provided by operating activities	39,119	38,906
Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,008)	(7,738)
Purchases of marketable securities	(112,547)	(45,561)
Maturities of marketable securities	100,717	18,134
Proceeds from sales of marketable securities	63,412	24,460
Proceeds from sale of non-marketable equity security	22,796	—
Net cash provided by (used in) investing activities	71,370	(10,705)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	220	771
Payments of taxes on restricted stock units	(37,724)	(30,676)
Payments under installment payment arrangements	(4,031)	(3,227)
Payments for settlement and repurchase of convertible senior notes	—	(10,381)
Payments for settlement of warrants	—	(10,697)
Repurchase and retirement of common stock	(50,812)	—
Net cash used in financing activities	(92,347)	(54,210)
Effect of exchange rate changes on cash and cash equivalents	(295)	191
Net increase (decrease) in cash and cash equivalents	17,847	(25,818)
Cash and cash equivalents at beginning of period	94,767	125,694
Cash and cash equivalents at end of period	$112,614	$99,876

Non-cash operating, investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other liabilities (Cumulative amounts of $22.6 million and $37.5 million as of March 31 2024 and 2023, respectively)	$3,696	$4,252
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$1,662	$—
Issuance of common stock in connection with the payment of year 1 earn-out related to the PLDA Group acquisition	$—	$5,022
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
Financial Statement Preparation
The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2023.
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
Significant Accounting Policies
There were no material changes to Rambus’s significant accounting policies disclosed in Note 2, “Summary of Significant Accounting Policies,” of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
2. Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This guidance requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. In addition, this ASU requires that all existing annual disclosures about segment profit or loss must be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. This ASU is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods within annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU should be applied on a retrospective basis. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
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

3. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of March 31, 2024.
The Company’s contract balances were as follows:

	As of
(In thousands)	March 31, 2024	December 31, 2023
Unbilled receivables	$42,464	$55,295
Deferred revenue	$17,171	$18,085
During the three months ended March 31, 2024, the Company recognized $8.8 million of revenue that was included in deferred revenue as of December 31, 2023. During the three months ended March 31, 2023, the Company recognized $11.6 million of revenue that was included in deferred revenue as of December 31, 2022.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $18.1 million as of March 31, 2024, which the Company primarily expects to recognize over the next 2 years.
4. Earnings Per Share
Basic earnings per share is calculated by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the earnings by the weighted-average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, and restricted stock and restricted stock units and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method, or the if-converted method for the in-the-money conversion feature of the Company’s 2023 Notes (“the 2023 Notes”). This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2024	2023
Net income per share:
Numerator:
Net income	$32,898	$3,281
Denominator:
Weighted-average shares outstanding - basic	108,090	108,277
Effect of potentially dilutive common shares	1,947	2,876
Weighted-average shares outstanding - diluted	110,037	111,153
Basic net income per share	$0.30	$0.03
Diluted net income per share	$0.30	$0.03

5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the three months ended March 31, 2024:

(In thousands)	As of December 31, 2023	Adjustments to Goodwill	As of March 31, 2024
Total goodwill	$286,812	$—	$286,812
Intangible Assets, Net
The components of the Company’s intangible assets as of March 31, 2024 and December 31, 2023 were as follows:

		As of March 31, 2024
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$286,712	$(268,854)	$17,858
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,236)	260
Trademarks	3 years	300	(300)	—
In-process research and development (“IPR&D”)	Not applicable	7,400	—	7,400
Total intangible assets		$331,908	$(306,390)	$25,518

		As of December 31, 2023
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$286,712	$(265,756)	$20,956
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,083)	413
Trademarks	3 years	300	(300)	—
IPR&D	Not applicable	7,400	—	7,400
Total intangible assets		$331,908	$(303,139)	$28,769
Amortization expense for intangible assets for the three months ended March 31, 2024 and 2023 was $3.3 million and $3.9 million, respectively.
The estimated future amortization of intangible assets as of March 31, 2024 was as follows (in thousands):

Years Ending December 31:	Amount
2024 (remaining nine months)	$8,494
2025	5,426
2026	3,738
2027	460
Total amortizable purchased intangible assets	18,118
IPR&D	7,400
Total intangible assets	$25,518
6. Segments and Major Customers
Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of March 31, 2024, the Company has a single operating and reportable segment.

Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at March 31, 2024 and December 31, 2023, respectively, was as follows:

	As of
Customer	March 31, 2024	December 31, 2023
Customer 1	61%	49%
Customer 2	*	13%
Customer 3	*	12%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue for the three months ended March 31, 2024 and 2023, respectively, was as follows:

	Three Months Ended
	March 31,
Customer	2024	2023
Customer A	31%	11%
Customer B	13%	19%
Customer C	13%	11%
Customer D	*	16%
__________________________________________
*    Customer accounted for less than 10% of total revenue in the period.
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
USA	$51,917	$63,656
South Korea	42,966	14,144
Singapore	5,167	11,328
Other	17,821	24,634
Total	$117,871	$113,762

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
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of March 31, 2024
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$107,285	$107,285	$—	$—
Cash equivalents:
Money market funds	4,335	4,335	—	—
Corporate bonds, commercial paper and notes	994	994	—	—
Total cash equivalents	5,329	5,329	—	—
Total cash and cash equivalents	112,614	112,614	—	—
Marketable securities:
Time deposits	13,419	13,419	—	—
U.S. Government bonds and notes	149,442	149,851	10	(419)
Corporate bonds, commercial paper and notes	115,582	115,869	6	(293)
Total marketable securities	278,443	279,139	16	(712)
Total cash, cash equivalents and marketable securities	$391,057	$391,753	$16	$(712)

	As of December 31, 2023
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$88,486	$88,486	$—	$—
Cash equivalents:
Money market funds	3,790	3,790	—	—
U.S. Government bonds and notes	2,491	2,491	—	—
Total cash equivalents	6,281	6,281	—	—
Total cash and cash equivalents	94,767	94,767	—	—
Marketable securities:
U.S. Government bonds and notes	194,428	194,389	251	(212)
Corporate bonds, commercial paper and notes	136,649	136,892	162	(405)
Total marketable securities	331,077	331,281	413	(617)
Total cash, cash equivalents and marketable securities	$425,844	$426,048	$413	$(617)

Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	March 31, 2024	December 31, 2023
Cash	$107,285	$88,486
Cash equivalents	5,329	6,281
Total cash and cash equivalents	112,614	94,767
Marketable securities	278,443	331,077
Total cash, cash equivalents and marketable securities	$391,057	$425,844
The Company continues to invest in highly rated and highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and impairment.
The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023 are as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Less than 12 months
U.S. Government bonds and notes	$109,953	$32,454	$(336)	$(53)
Corporate bonds, commercial paper and notes	74,120	46,407	(121)	(40)
Total cash equivalents and marketable securities in a continuous unrealized loss position for less than 12 months	184,073	78,861	(457)	(93)
12 months or greater
U.S. Government bonds and notes	7,115	6,841	(83)	(159)
Corporate bonds, commercial paper and notes	16,805	16,619	(172)	(365)
Total cash equivalents and marketable securities in a continuous unrealized loss position for 12 months or greater	23,920	23,460	(255)	(524)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$207,993	$102,321	$(712)	$(617)
The gross unrealized losses at March 31, 2024 and December 31, 2023 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate bonds, commercial paper and notes. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). The Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	March 31, 2024
Due in less than one year	$209,233
Due from one year through three years	70,204
Total	$279,437
Refer to Note 8, “Fair Value of Financial Instruments,” for a discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

8. Fair Value of Financial Instruments
The following table presents the financial instruments and liabilities that are carried at fair value and summarizes their valuation by the respective pricing levels as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$4,335	$4,335	$—	$—
Time deposits	13,419	—	13,419	—
U.S. Government bonds and notes	149,442	—	149,442	—
Corporate bonds, commercial paper and notes	116,576	—	116,576	—
Total assets carried at fair value	$283,772	$4,335	$279,437	$—
Liabilities carried at fair value
Earn-out consideration related to PLDA acquisition	$13,200	$—	$—	$13,200
Total liabilities carried at fair value	$13,200	$—	$—	$13,200

	As of December 31, 2023
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$3,790	$3,790	$—	$—
U.S. Government bonds and notes	196,919	—	196,919	—
Corporate bonds, commercial paper and notes	136,649	—	136,649	—
Total available-for-sale securities	$337,358	$3,790	$333,568	$—
Liabilities carried at fair value
Earn-out consideration related to PLDA acquisition	$12,500	$—	$—	$12,500
Total liabilities carried at fair value	$12,500	$—	$—	$12,500
The Company’s liabilities related to earn-out consideration are classified within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. The following table presents additional information about liabilities measured at fair value for which the Company utilizes Level 3 inputs to determine fair value, as of March 31, 2024 and 2023.

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Balance as of beginning of period	$12,500	$14,800
Change in fair value of earn-out liability due to remeasurement	700	6,900
Balance as of end of period	$13,200	$21,700
For the three months ended March 31, 2024 and 2023, the changes in the fair value of the earn-out liability related to the 2021 acquisition of PLDA Group (“PLDA”), which is subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, and which is settled annually in shares of the Company’s common stock based on the fair value of that common stock fixed at the time the Company acquired PLDA. The fair value of the earn-out liability is remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period, and adjusted to reflect changes in the per share value of the Company’s common stock. The Company has classified its liability for the contingent earn-out consideration related to the PLDA acquisition within Level 3 of the fair value hierarchy because the fair value calculation includes significant unobservable inputs, such as revenue forecast, revenue volatility, equity volatility and weighted average cost of capital. During the three months ended March 31, 2024 and 2023, the Company remeasured the fair value of the earn-out liability, which resulted in additional expenses of $0.7 million and $6.9 million, respectively, in the Company’s Unaudited Condensed Consolidated Statements of Operations.
The Company monitors its investments for impairment and records appropriate reductions in carrying value when necessary. The Company monitors its investments for impairment by considering current factors, including the economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment, reductions in carrying values when necessary and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in the market. Any impairment is reported under “Interest and other income (expense), net” in the Unaudited Condensed Consolidated Statements of Operations.
In 2018, the Company made an investment in a non-marketable equity security of a private company. This equity investment was accounted for under the equity method of accounting, and the Company accounted for its equity method share of the income (loss) on a quarterly basis. During the fourth quarter of 2023, the Company sold its 25.0% ownership share in the equity investment for approximately $25.0 million, which represented a gross gain on this transaction for the same amount. The gross gain was offset by transaction costs of approximately $1.1 million, resulting in a net gain of approximately $23.9 million, which was included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2023. Subsequently, the Company received proceeds, net of tax, of approximately $22.8 million from this transaction during the three months ended March 31, 2024.
During the three months ended March 31, 2024 and 2023, there were no transfers of financial instruments between different categories of fair value.
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
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2024 (in thousands):

Years ending December 31,	Amount
2024 (remaining nine months)	$4,616
2025	6,251
2026	6,502
2027	5,081
2028	4,545
Thereafter	8,453
Total minimum lease payments	35,448
Less: amount of lease payments representing interest	(4,827)
Present value of future minimum lease payments	30,621
Less: current obligations under leases	(4,722)
Long-term lease obligations	$25,899
As of March 31, 2024, the weighted-average remaining lease term for the Company’s operating leases was 5.9 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 6.7%.
Operating lease costs included in research and development and selling, general and administrative costs on the Unaudited Condensed Consolidated Statements of Operations were $1.2 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $1.5 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.

10. Convertible Notes
The Company did not have any convertible notes outstanding as of March 31, 2024 and December 31, 2023.
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
Interest expense related to the convertible notes for the three months ended March 31, 2023 was immaterial.
11. Commitments and Contingencies
As of March 31, 2024, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2024	2025	2026
Contractual obligations (1) (2)
Software licenses (3)	$20,591	$12,508	$8,083	$—
Other contractual obligations	644	376	131	137
Acquisition retention bonuses (4)	879	551	328	—
Total	$22,114	$13,435	$8,542	$137
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $116.0 million, including $30.4 million recorded as a reduction of long-term deferred tax assets and $85.6 million in long-term income taxes payable as of March 31, 2024. As noted below in Note 14, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the timing of the outcome at this time.
(2)    For the Company’s lease commitments as of March 31, 2024, refer to Note 9, “Leases.”
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
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property (“IP”) infringement or any other claim by any third party arising as a result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this may not always be possible. The fair value of the liability as of March 31, 2024 and December 31, 2023, respectively, was not material.

12. Equity Incentive Plans and Stock-Based Compensation
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2023	11,954,150
Stock options expired	1,125
Nonvested equity stock and stock units granted (1)	(54,262)
Nonvested equity stock and stock units forfeited (1)	113,108
Total shares available for grant as of March 31, 2024	12,014,121
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
General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the three months ended March 31, 2024 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2024.

	Options Outstanding
(In thousands, except shares, per share amounts and years)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	124,732	$11.60
Options exercised	(25,125)	$8.76		$1,333
Options expired	(1,125)	$8.76
Outstanding as of March 31, 2024	98,482	$12.36	3.97	$4,870
Vested or expected to vest at March 31, 2024	98,482	$12.36	3.97	$4,870
Options exercisable at March 31, 2024	98,482	$12.36	3.97	$4,870
Employee Stock Purchase Plan
No purchases were made under the 2015 Employee Stock Purchase Plan (“2015 ESPP”) during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, approximately 2.4 million shares under the 2015 ESPP remained available for issuance.
Stock-Based Compensation
For the three months ended March 31, 2024 and 2023, the Company maintained stock plans covering a broad range of potential equity grants including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
There were no stock options granted during the three months ended March 31, 2024 and 2023, respectively. All compensation cost net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans had been fully recognized as of December 31, 2023. There was no stock-based compensation expense related to stock options for the three months ended March 31, 2024. Stock-based compensation expense related to stock options was immaterial for the three months ended March 31, 2023.

Employee Stock Purchase Plan
For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.6 million for both periods. As of March 31, 2024, there was $0.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three months ended March 31, 2024, the Company granted nonvested equity stock units totaling approximately 0.1 million. During the three months ended March 31, 2023, the Company granted nonvested equity stock units totaling approximately 1.1 million. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three months ended March 31, 2024, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $3.6 million. For the three months ended March 31, 2023, the nonvested equity stock units were valued at the date of grant giving them a fair value of approximately $52.7 million. During the first quarter of 2024, the Company did not grant any performance unit awards. During the first quarter of 2023, the Company granted performance unit awards to certain company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third or fourth anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the three months ended March 31, 2024, the Company recorded stock-based compensation expense of approximately $8.9 million primarily related to all outstanding nonvested equity stock grants. For the three months ended March 31, 2023, the Company recorded stock-based compensation expense of approximately $12.5 million, related to all outstanding nonvested equity stock grants.
Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $57.9 million at March 31, 2024. This amount is expected to be recognized over a weighted-average period of 2.0 years.
The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2024:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2023	3,430,192	$32.90
Granted	54,262	$66.63
Vested	(1,063,195)	$26.15
Forfeited	(76,473)	$32.25
Nonvested at March 31, 2024	2,344,786	$36.75
13. Stockholders’ Equity
Share Repurchase Program
On October 29, 2020, the Company’s board of directors (the “Board”) approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the three months ended March 31, 2024, the Company repurchased shares of its common stock under the 2020 Repurchase Program as discussed below.
On February 29, 2024, the Company entered into an accelerated share repurchase program with Royal Bank of Canada (“RBC”) (the “2024 ASR Program”). The 2024 ASR Program was part of the 2020 Repurchase Program. Under the 2024 ASR Program, the Company pre-paid to RBC the $50.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 0.7 million shares of its common stock from RBC on March 1, 2024, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock. On

March 18, 2024, the accelerated share repurchase program was completed and the Company received an additional 0.1 million shares of its common stock, which were retired, as the final settlement of the 2024 ASR Program.
On November 2, 2023, the Company entered into a share repurchase plan (the “Buying Plan”) with RBC Capital Markets, LLC (“RBCCM”). The Buying Plan was part of the 2020 Repurchase Program. Under the Buying Plan, RBCCM shall commence purchases for a 12-month period starting on November 2, 2023 and ending on November 1, 2024, unless terminated sooner pursuant to the Buying Plan (the “Repurchase Period”). During the Repurchase Period, RBCCM may purchase an aggregate amount of $50.0 million of the Company’s common stock, and its execution is dependent on the Company’s stock price reaching certain levels. Share repurchases shall not exceed $25.0 million in a quarter. On February 29, 2024, the Buying Plan was amended and as a result, no purchases were made from the Buying Plan during the period from March 1, 2024 to March 28, 2024, while the 2024 ASR Program was in effect. During the first quarter of 2024, an immaterial amount of shares was repurchased, retired and recorded as a reduction to stockholders’ equity, from the Buying Plan.
On August 10, 2023, the Company entered into an accelerated share repurchase program with RBC (the “2023 ASR Program”). The 2023 ASR Program was part of the 2020 Repurchase Program. Under the 2023 ASR Program, the Company pre-paid to RBC the $100.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 1.6 million shares of its common stock from RBC on August 11, 2023, which were retired and recorded as an $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock. On September 22, 2023, the accelerated share repurchase program was completed and the Company received an additional 0.2 million shares of its common stock, which were retired, as the final settlement of the 2023 ASR Program.
Effective January 1, 2023, the Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of March 31, 2024, there was no exercise tax liability as the fair market value of the Company’s common stock issued exceeded the fair market value of the total repurchases.
As of March 31, 2024, there remained an outstanding authorization to repurchase approximately 7.1 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.
The Company records share repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock in accordance with its accounting policy.
14. Income Taxes
The Company recorded a provision for income taxes of $1.5 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. The provision for income taxes for the three months ended March 31, 2024 was primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2024, offset by tax benefits from excess stock-based compensation deductions. The provision for income taxes for the three months ended March 31, 2023 was driven by a combination of the valuation allowance recorded on U.S. deferred tax assets, foreign withholding taxes, the statutory tax expense for the foreign jurisdictions for 2023 and indefinite-lived intangible tax amortization expense.
During the three months ended March 31, 2024 and 2023, the Company paid withholding taxes of $5.1 million and $5.4 million, respectively.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.
During the second quarter of 2023, based on all available positive and negative evidence, the Company determined that it was appropriate to release the valuation allowance on the majority of the Company’s U.S. federal and state deferred tax assets. During the third quarter of 2023, the Company further adjusted its valuation allowance release as a result of a change in forecasted income and tax expense, primarily due to the sale of intangible assets as part of the PHY IP group divestiture. During the second quarter of 2023, the Company reached a cumulative income position over the previous three years. The cumulative three-year income is considered positive evidence, which is considered objective and verifiable, and thus received significant weighting. Additional positive evidence considered by the Company in its assessment included recent utilization of tax attribute carryforwards and future forecasts of continued profitability in the United States. Upon considering the relative impact of all evidence during the second quarter of 2023, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that the majority of its deferred tax assets would be realizable, with the exception of primarily its California research and development credits that have not met the “more likely than not” realization threshold criteria. As a result, the Company released the related valuation allowance against the majority of its federal and state deferred tax assets.

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
As of December 31, 2023, the Company had $185.7 million of unrecognized tax benefits including $31.7 million recorded as a reduction of long-term deferred tax assets, $75.0 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $78.9 million recorded to long-term income taxes payable. As of March 31, 2024, the Company had approximately $191.0 million of unrecognized tax benefits, including $30.4 million recorded as a reduction of long-term deferred tax assets, $75.0 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea and $85.6 million recorded in long-term income taxes payable. As a result of recent court rulings in South Korea, the Company has determined that it may be entitled to refund claims for foreign taxes previously withheld from licensees in South Korea. If the Company is successful in recovering the $169.7 million of refundable withholding taxes from South Korea, the refund will result in an offsetting reduction in U.S. foreign tax credits. The Company recognizes there are numerous risks and uncertainties associated with the ultimate collection of this refund. The Company previously maintained an offsetting reserve for the entire amount of refundable withholding taxes previously withheld in South Korea. During the year ended December 31, 2023, the Company concluded it is more likely than not it will recover withholding taxes withheld during the past five years and accordingly filed a claim in October 2023 for refund of certain refundable withholding taxes, and recorded an income taxes receivable of $82.7 million with an offsetting long-term income taxes payable of $72.6 million and a reduction in long-term deferred tax assets of $10.1 million for the reduction in U.S. foreign tax credits. The Company has recorded a receivable for the portion of withholding taxes paid subsequent to the third quarter of 2023 for which it intends to file a future refund claim. The Company has not recorded a receivable for the portion of potentially available refunds for which a claim for refund has not been submitted or for which the Company does not intend to pursue at this time, as the Company does not believe recovery of those taxes would be more likely than not if a refund claim were submitted. The Company continues to evaluate the potential for recovery of these taxes and has therefore established an offsetting reserve for the entire amount of potentially refundable withholding taxes previously withheld in South Korea, for which a claim for refund has not been submitted.
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
15. Litigation and Asserted Claims
Rambus is not currently a party to any material pending legal proceeding; however, from time to time, Rambus may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. Although the results of such litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business, operating results, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management attention and resources and other factors.
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
Executive Summary
The Company’s continued execution delivered solid results during the first quarter of 2024, driven by the demand for our memory interface chips and our Silicon IP solutions, and continued stability from our royalties revenue.
Key first quarter 2024 financial results included:
•Revenue of $117.9 million;
•Operating expenses of $64.1 million; and
•Net cash provided by operating activities of $39.1 million.
During the first quarter, we completed a $50.0 million accelerated share repurchase program. We also launched an industry-leading family of DDR5 server PMICs for AI and other advanced workloads.
Operational Highlights
Revenue Sources
The Company’s consolidated revenue is comprised of product revenue, royalties and contract and other revenue.
Product revenue consists primarily of memory interface chips. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 43% of our consolidated revenue for the three months ended March 31, 2024, as compared to 56% for the three months ended March 31, 2023.

Royalty revenue is derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in term up to ten years and may define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Broadcom, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, Nuvoton, NVIDIA, Phison, Qualcomm, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, and Winbond have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Additionally, from time to time, we enter into agreements to sell certain patent assets under agreements which may also include subsequent profit-sharing. The sale of these patents, as well as the subsequent profit-sharing, are included as part of our royalty revenue. Revenue from royalties accounted for 40% of our consolidated revenue for the three months ended March 31, 2024, as compared to 25% for the three months ended March 31, 2023.
Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other revenue include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 17% of our consolidated revenue for the three months ended March 31, 2024, as compared to 19% for the three months ended March 31, 2023.
Costs and Expenses
Cost of product revenue decreased approximately $6.4 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to lower product revenue and a change in product mix.
Cost of contract and other revenue decreased approximately $1.1 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to lower engineering services associated with the contracts.
Total research and development expenses for the three months ended March 31, 2024 decreased approximately $4.5 million as compared to the same period in 2023, primarily due to decreases in headcount-related expenses of $1.6 million, software EDA tool subscriptions of $1.5 million, consulting expenses of $1.3 million, bonus expenses of $0.9 million and stock-based compensation expenses of $0.8 million, offset by decreases in engineering costs allocated to cost of revenue of $1.1 million and increases in facility expenses of $0.6 million. These expense reductions are primarily attributable to the sale of our PHY IP group in the third quarter of 2023 and the timing of the annual equity award grants to employees.
Total sales, general and administrative expenses for the three months ended March 31, 2024 decreased approximately $5.2 million as compared to the same period in 2023, primarily due to decreases in stock-based compensation expenses of $2.8 million due to the timing of the annual equity award grants to employees, rent and facility expenses of $1.5 million and bonus expenses of $0.9 million.
Intellectual Property
As of March 31, 2024, our semiconductor, security and other technologies are covered by 2,219 U.S. and foreign patents. Additionally, we have 536 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.
Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of security solutions, the use and adoption of our inventions or technologies generally, industry consolidation and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers represented approximately 64% of our revenue for the three months ended March 31, 2024, as compared to 61% for the three months ended March 31, 2023, respectively. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 56% of our total revenue for the three months ended March 31, 2024, as compared to 44% for the three months ended March 31, 2023. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is predominantly denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
The royalties we receive from our semiconductor customers are partly a function of the adoption of our technologies by system companies. Many system companies purchase semiconductors containing our technologies from our customers and do not have a direct contractual relationship with us. Our customers generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. Several of our licensees have renewed or extended their license agreements with us during the three months ended March 31, 2024, including Kioxia and Nanya.
As a part of our overall business strategy, from time to time we evaluate businesses and technologies for potential acquisitions that are aligned with our core business and designed to supplement our growth, including the acquisition of Hardent in the second quarter of 2022. Similarly, we evaluate our current businesses and technologies that are not aligned with our core business for potential divestiture, such as the sale of our PHY IP group to Cadence in the third quarter of 2023. We expect to continue to evaluate and potentially enter into strategic acquisitions or divestitures which will impact our business and operating results.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Product revenue	42.7%	56.1%
Royalties	40.3%	24.8%
Contract and other revenue	17.0%	19.1%
Total revenue	100.0%	100.0%
Cost of revenue:
Cost of product revenue	17.0%	23.2%
Cost of contract and other revenue	0.5%	1.5%
Amortization of acquired intangible assets	2.6%	3.1%
Total cost of revenue	20.1%	27.8%
Gross profit	79.9%	72.2%
Operating expenses:
Research and development	31.7%	36.8%
Sales, general and administrative	21.9%	27.2%
Amortization of acquired intangible assets	0.2%	0.4%
Change in fair value of earn-out liability	0.6%	6.1%
Total operating expenses	54.4%	70.5%
Operating income	25.5%	1.7%
Interest income and other income (expense), net	3.9%	1.9%
Loss on fair value adjustment of derivatives, net	—%	(0.2)%
Interest expense	(0.3)%	(0.3)%
Interest and other income (expense), net	3.6%	1.4%
Income before income taxes	29.1%	3.1%
Provision for income taxes	1.2%	0.2%
Net income	27.9%	2.9%

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2024	2023	Percentage
Total revenue:
Product revenue	$50.4	$63.8	(21.0)%
Royalties	47.5	28.2	68.5%
Contract and other revenue	20.0	21.8	(8.2)%
Total revenue	$117.9	$113.8	3.6%
Product Revenue
Product revenue consists of revenue from the sale of memory and security products.
Product revenue decreased approximately $13.4 million for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was due to lower sales of our memory interface chips.
Growth in our product revenue is dependent on, among other things, the industry transition to a new generation of memory, as well as our ability to continue to obtain orders from customers, meet our customers’ demands and mitigate any supply chain and economic disruption.

Royalties
Royalty revenue, which includes patent and technology license royalties, increased approximately $19.3 million for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was primarily due to the timing and structure of license renewals.
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
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development projects. Contract and other revenue decreased approximately $1.8 million for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was due to lower revenue associated with our Silicon IP offerings, which is primarily attributed to the sale of our PHY IP group in the third quarter of 2023.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.
Cost of Product Revenue

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2024	2023	Percentage
Cost of product revenue	$20.0	$26.4	(24.1)%
Cost of product revenue are costs attributable to the sale of memory and security products. Cost of product revenue decreased approximately $6.4 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to lower shipments of memory products and a change in product mix.
In the near term, we expect costs of product revenue to fluctuate due to changes in product mix and the timing of orders.
Cost of Contract and Other Revenue

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2024	2023	Percentage
Cost of contract and other revenue	$0.6	$1.7	(67.2)%
Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue decreased approximately $1.1 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to lower engineering services associated with the contracts.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.
Research and Development Expenses

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2024	2023	Percentage
Research and development expenses:
Research and development expenses, excluding stock-based compensation	$33.9	$37.7	(9.9)%
Stock-based compensation	3.4	4.2	(18.7)%
Total research and development expenses	$37.4	$41.9	(10.8)%
Research and development expenses are those expenses incurred for the development of applicable technologies.

Total research and development expenses for the three months ended March 31, 2024 decreased approximately $4.5 million as compared to the same period in 2023, primarily due to decreases in headcount-related expenses of $1.6 million, software EDA tool subscriptions of $1.5 million, consulting expenses of $1.3 million, bonus expenses of $0.9 million and stock-based compensation expenses of $0.8 million, offset by decreases in engineering costs allocated to cost of revenue of $1.1 million and increases in facility expenses of $0.6 million. These expense reductions are primarily attributable to the sale of our PHY IP group in the third quarter of 2023 and the timing of the annual equity award grants to employees.
We will continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security, and other technologies.
Sales, General and Administrative Expenses

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2024	2023	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses, excluding stock-based compensation	$19.9	$22.3	(10.6)%
Stock-based compensation	5.9	8.7	(31.8)%
Total sales, general and administrative expenses	$25.8	$31.0	(16.6)%
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
Total sales, general and administrative expenses for the three months ended March 31, 2024 decreased approximately $5.2 million as compared to the same period in 2023, primarily due to decreases in stock-based compensation expenses of $2.8 million due to the timing of the annual equity award grants to employees, rent and facility expenses of $1.5 million and bonus expenses of $0.9 million.
In the future, sales, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, acquisition, and other sales, marketing, and administrative activities undertaken, and the change in sales, marketing, and administrative headcount in any given period.
Amortization of Acquired Intangible Assets

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2024	2023	Percentage
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$3.1	$3.5	(14.2)%
Amortization of acquired intangible assets included in total operating expenses	0.2	0.4	(49.0)%
Total amortization of acquired intangible assets	$3.3	$3.9	(17.6)%
Amortization expense is related to various acquired IP.
Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the three months ended March 31, 2024 remained relatively flat as compared to the same period in 2023. In the third quarter of 2023, we divested our PHY IP group and as a result, we disposed of approximately $7.4 million of net intangible assets, which reduced our amortization expense in future periods.

Change in Fair Value of Earn-Out Liability

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2024	2023	Percentage
Change in fair value of earn-out liability	$0.7	$6.9	(89.9)%
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
During the three months ended March 31, 2024 and 2023, we remeasured the fair value of the earn-out liability, which resulted in additional expenses of $0.7 million and $6.9 million, respectively, in our Unaudited Condensed Consolidated Statements of Operations.

Interest and Other Income (Expense), Net

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2024	2023	Percentage
Interest income and other income (expense), net	$4.6	$2.2	112.3%
Loss on fair value adjustment of derivatives, net	—	(0.2)	(100.0)%
Interest expense	(0.4)	(0.4)	(3.9)%
Interest and other income (expense), net	$4.2	$1.5	174.1%

Interest income and other income (expense), net, includes interest income from our investment portfolio and from the significant financing component of licensing agreements, as well as any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies. For the three months ended March 31, 2024, interest income and other income (expense), net, consisted primarily of interest income from our investment portfolio of $4.4 million. For the three months ended March 31, 2023, interest income and other income (expense), net, consisted primarily of interest income from our investment portfolio of $1.7 million and interest income due to the significant financing component of licensing agreements of $0.9 million. Interest income and other income (expense), net increased in the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to higher interest rates within our investment portfolio, which generated a higher interest income.
The $0.2 million loss on fair value adjustment of derivatives, net, related to the settlement of the remaining outstanding warrants in the first quarter of 2023.
Interest expense consists primarily of interest expense associated with long term software licenses. Interest expense remained flat for the three months ended March 31, 2024 and 2023.
Provision for Income Taxes

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2024	2023	Percentage
Provision for income taxes	$1.5	$0.2	NM*
Effective tax rate	4.2%	5.8%
_________________________________________
NM* — percentage is not meaningful

Our income tax provision for the three months ended March 31, 2024 was primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2024, offset by tax benefits from excess stock-based compensation deductions. Our income tax provision for the three months ended March 31, 2024 and 2023 reflected an effective tax rate of 4.2% and 5.8%, respectively. Our effective tax rate for the three months ended March 31, 2024 differed from the U.S. statutory rate primarily due to tax benefits from excess stock-based compensation deductions. Our effective tax rate for the three months ended March 31, 2023, differed from the statutory rate primarily due to foreign tax credits and the full valuation allowance against our U.S. deferred tax assets.
During the three months ended March 31, 2024 and 2023, we paid withholding taxes of $5.1 million and $5.4 million, respectively.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.
During the second quarter of 2023, based on all available positive and negative evidence, we determined that it was appropriate to release the valuation allowance on the majority of our U.S. federal and state deferred tax assets. During the third quarter of 2023, we further adjusted our valuation allowance release as a result of a change in forecasted income and tax expense, primarily due to the sale of intangible assets as part of our PHY IP group divestiture. During the second quarter of 2023, we reached a cumulative income position over the previous three years. The cumulative three-year income is considered positive evidence, which is considered objective and verifiable, and thus received significant weighting. Additional positive evidence considered by us in our assessment included recent utilization of tax attribute carryforwards and future forecasts of continued profitability in the United States. Upon considering the relative impact of all evidence during the second quarter of 2023, both negative and positive, and the weight accorded to each, we concluded that it was more likely than not that the majority of our deferred tax assets would be realizable, with the exception of primarily our California research and development credits that have not met the “more likely than not” realization threshold criteria. As a result, we released the related valuation allowance against the majority of our federal and state deferred tax assets.
We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.
Liquidity and Capital Resources

	As of
(In millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$112.6	$94.8
Marketable securities	278.5	331.0
Total cash, cash equivalents and marketable securities	$391.1	$425.8

	Three Months Ended
	March 31,
(In millions)	2024	2023
Net cash provided by operating activities	$39.1	$38.9
Net cash provided by (used in) investing activities	$71.4	$(10.7)
Net cash used in financing activities	$(92.3)	$(54.2)
Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the three months ended March 31, 2024, were funded primarily from cash collected from our customers.
We do not anticipate any liquidity constraints as a result of either the current credit environment or investment fair value fluctuations. Additionally, we have the intent and we believe we have the ability to hold our debt investments that have unrealized losses in accumulated other comprehensive gain (loss) for a sufficient period of time to allow for recovery of the principal amounts invested. We continually monitor the credit risk in our portfolio and mitigate our credit risk exposures in accordance with our policies.

As a part of our overall business strategy, from time to time, we evaluate businesses and technologies for potential acquisitions that are aligned with our core business and designed to supplement our growth.
To provide us with more flexibility in returning capital to our stockholders, on October 29, 2020, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by our Board in January 2015 and canceled the remaining shares outstanding as part of the previous authorization. During the three months ended March 31, 2024, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed in the “Share Repurchase Program” section below.
Operating Activities
Cash provided by operating activities of $39.1 million for the three months ended March 31, 2024, was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the three months ended March 31, 2024 primarily included decreases in unbilled receivables and prepaids and other current assets, as well as increases in income taxes payable and accounts payable, offset by increases in inventories, accounts receivable, and decreases in accrued salaries and benefits and other liabilities.
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
Investing Activities
Cash provided by investing activities of $71.4 million for the three months ended March 31, 2024, consisted of proceeds from the maturities and sales of available-for-sale marketable securities of $100.7 million and $63.4 million, respectively, and net proceeds from the sale of a non-marketable equity security of $22.8 million, offset by purchases of available-for-sale marketable securities of $112.5 million and $3.0 million paid to acquire property, plant and equipment.
Cash used in investing activities of $10.7 million for the three months ended March 31, 2023, consisted of purchases of available-for-sale marketable securities of $45.6 million and $7.7 million paid to acquire property, plant and equipment, offset by proceeds from the sale and maturities of available-for-sale marketable securities of $24.5 million and $18.1 million, respectively.
Financing Activities
Cash used in financing activities of $92.3 million for the three months ended March 31, 2024, was primarily due to an aggregate payment of $50.8 million as part of our 2024 ASR program and the Buying Plan (includes $0.2 million in fees related to the ASR program), $37.7 million in payments of taxes on restricted stock units, $4.0 million paid under installment payment arrangements to acquire fixed assets, offset by $0.2 million in proceeds from the issuance of common stock under equity incentive plans.
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

Contractual Obligations
As of March 31, 2024, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2024	2025	2026
Contractual obligations (1) (2)
Software licenses (3)	$20,591	$12,508	$8,083	$—
Other contractual obligations	644	376	131	137
Acquisition retention bonuses (4)	879	551	328	—
Total	$22,114	$13,435	$8,542	$137
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $116.0 million, including $30.4 million recorded as a reduction of long-term deferred tax assets and $85.6 million in long-term income taxes payable as of March 31, 2024. As noted in Note 14, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the timing of the outcome at this time.
(2)    For our lease commitments as of March 31, 2024, refer to Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
Share Repurchase Program
On October 29, 2020, our Board approved the 2020 Repurchase Program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by the Board in January 2015 and canceled the remaining shares outstanding as part of the previous authorization. During the three months ended March 31, 2024, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed below.
On February 29, 2024, we entered into an accelerated share repurchase program with Royal Bank of Canada (“RBC”) (the “2024 ASR Program”). The 2024 ASR Program was part of the 2020 Repurchase Program. Under the 2024 ASR Program, we pre-paid to RBC the $50.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 0.7 million shares of our common stock from RBC on March 1, 2024, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. On March 18, 2024, the accelerated share repurchase program was completed and we received an additional 0.1 million shares of our common stock, which were retired, as the final settlement of the 2024 ASR Program.
On November 2, 2023, we entered into a share repurchase plan (the “Buying Plan”) with RBC Capital Markets, LLC (“RBCCM”). The Buying Plan was part of the 2020 Repurchase Program. Under the Buying Plan, RBCCM shall commence purchases for a 12-month period starting on November 2, 2023 and ending on November 1, 2024, unless terminated sooner pursuant to the Buying Plan (the “Repurchase Period”). During the Repurchase Period, RBCCM may purchase an aggregate amount of $50.0 million of our common stock, and its execution is dependent on our stock price reaching certain levels. Share repurchases shall not exceed $25.0 million in a quarter. On February 29, 2024, the Buying Plan was amended and as a result, no purchases were made from the Buying Plan during the period from March 1, 2024 to March 28, 2024, while the 2024 ASR Program was in effect. During the first quarter of 2024, an immaterial amount of shares was repurchased, retired and recorded as a reduction to stockholders’ equity, from the Buying Plan.
On August 10, 2023, we entered into an accelerated share repurchase program with RBC (the “2023 ASR Program”). The 2023 ASR Program was part of the 2020 Repurchase Program. Under the 2023 ASR Program, we pre-paid to RBC the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 1.6 million shares of our common stock from RBC on August 11, 2023, which were retired and recorded as an $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. On September 22, 2023, the accelerated share repurchase program was completed and we received an additional 0.2 million shares of our common stock, which were retired, as the final settlement of the 2023 ASR Program.
Effective January 1, 2023, our share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of March 31, 2024, there was no exercise tax liability as the fair market value of our common stock issued exceeded the fair market value of the total repurchases.
As of March 31, 2024, there remained an outstanding authorization to repurchase approximately 7.1 million shares of our outstanding common stock under the 2020 Repurchase Program.
We record share repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock in accordance with our accounting policy.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) goodwill, (3) intangible assets, (4) income taxes, (5) stock-based compensation and (6) business combinations. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Our policy specifically prohibits trading securities for the sole purpose of realizing trading profits, however, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss. Similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of March 31, 2024, we had an investment portfolio of fixed income marketable securities of $283.8 million, including cash equivalents and time deposits. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of March 31, 2024, the fair value of the portfolio would decline by approximately $1.8 million. Actual results may differ materially from this sensitivity analysis.
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
We have on occasion, entered into foreign currency forward contracts (the “Contracts”) to manage our exposure related to certain foreign currency denominated monetary assets (the “Hedging Program”) and to minimize the related impact of foreign currency fluctuations on our earnings. The hedged monetary assets primarily consisted of certain euro-denominated cash and accounts receivable balances. Contracts are typically entered into at the end of a month, with an approximately one month duration at inception. As of March 31, 2024, no Contracts were outstanding.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a high degree of revenue concentration. Our top five customers represented approximately 64% and 61% of our revenue for the three months ended March 31, 2024 and 2023, respectively. Additionally, our top five customers represented approximately 62% and 58% of our revenue for the years ended December 31, 2023 and 2022, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future. Our customers’ demand for our products may fluctuate due to factors beyond our control. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. A disruption in our relationship with any of our customers could adversely affect our business. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold or the demand for our products. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers or any significant reduction in orders from, or a shift in product mix by customers, could have a material adverse effect on our operating results and financial condition.
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
We operate in rapidly changing, highly competitive markets. Technological advances, the introduction of new products and new design techniques could adversely affect our business unless we are able to adapt to changing conditions. Technological advances could render our products and technologies less competitive or obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets. We may therefore be required to commit significant resources to enhancing and developing new technology, which may include purchasing or licensing advanced design tools and test equipment, hiring additional highly qualified engineering and other technical personnel, and continuing and expanding research and development activities on existing and potential technologies.
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
As a fabless semiconductor company, we purchase our inventory from third-party manufacturers in advance of selling our products. We place orders with our manufacturers based on existing and expected orders from our customers for particular products. We are also subject to increased inventory risks and costs because we build our products based on forecasts provided by customers before receiving purchase orders for the product. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between customer orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers and we are not always able to make adjustments to align with our inventory needs. Our customers may also fail to place orders or cancel orders for many reasons, including but not limited to trends in the global economy, business challenges, supply chain constraints, longer than expected inventory digestion or other changes in their business requirements. In the event that our predictions are inaccurate due to unexpected increases in orders or our manufacturers are unable to provide the inventory that we require, we may have insufficient inventory to meet our customers’ demands. In addition, a perceived negative trend in market conditions could lead us to decrease the manufacturing volume of our products to avoid excess inventory. If we inaccurately assess market conditions for our products, we could have insufficient inventory to meet our customer demands resulting in loss of revenue. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, import/export restrictions or product returns, we may have excess inventory which, if not sold, may need to be written down or would result in a decrease in our revenue in future periods. If any of these situations were to arise, it could have a material impact on our business, financial condition and results of operations.
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
In addition, while some of our license agreements provide for fixed, quarterly royalty payments, many of our license agreements provide for volume-based royalties and may also be subject to caps on royalties in a given period. The sales volume and prices of our customers’ products in any given period can be difficult to predict. For these reasons, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.
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
For the three months ended March 31, 2024 and 2023, revenue received from our international customers constituted approximately 56% and 44%, respectively, of our total revenue. Additionally, for the years ended December 31, 2023 and 2022, revenue received from our international customers constituted approximately 62% and 39%, respectively, of our total revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
•disruptions in global logistics, including air, waterway and other delivery methods; and
•cultural differences in the conduct of business both with customers and in conducting business in our international facilities and international sales offices.
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
The United States has recently experienced historically high levels of inflation. While inflation rates have moderated in recent quarters, if the inflation rate increases again as a result of increases in the costs of labor and supplies, it will affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Additionally, the United States is experiencing an acute workforce shortage of qualified applicable talent, which in turn has created a competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.
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
Attempts by others to gain unauthorized access to and disrupt our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, may include covertly introducing malware to our computers and networks (or those of our customers) and impersonating authorized users, phishing attempts and other forms of social engineering, employee or contractor malfeasance, denial of service attacks and ransomware attacks, among others. We seek to detect and investigate all security incidents impacting our systems and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. We also utilize third-party service providers to host, transmit or otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications. Our customers also often have access to and host our confidential IP and business information on their own internal and directed third-party systems. We, our customers, and/or our third-party service providers have faced and may continue to face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures and those of our customers or the third parties that support us or our services may be subject to breaches or intrusions due to the actions of outside parties, employee error, malfeasance, a combination of these or otherwise, including social engineering and employee and contractor error or malfeasance, especially as certain of our employees engage in work from home arrangements, and, as a result, an unauthorized party may obtain access to our systems, networks or data, including IP and confidential business information of ourselves and our customers. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of our customers or of third parties that support us and our services. Geopolitical tensions, instability and conflicts may increase the cybersecurity risks that we, our customers, and the third parties that support us face. We and our service providers may face difficulties or delays in identifying or responding to any actual or perceived security breach or incident. The theft or other unauthorized acquisition of, unauthorized use, publication or other processing of or access to our IP and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. In the event of any security breach or incident, including any breach or incident that results in inappropriate access to, or loss, corruption, unavailability or unauthorized acquisition, disclosure or other processing of our or our customers’ confidential information or any personal information we or our third-party service providers maintain, including that of our employees, we could suffer a loss of IP or loss of data, may be subject to claims, liability and proceedings and may incur liability and otherwise suffer financial harm.
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
From time to time, we engage in acquisitions, strategic transactions, strategic investments, divestitures and potential discussions with respect thereto. For example, we acquired Hardent, Inc. in May 2022. We also divested our PHY IP group in

September 2023. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become accretive for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, including if we are unable to close any pending acquisitions. For example, for any pending or completed acquisitions, we may discover unidentified issues not discovered in due diligence, and we may be subject to regulatory approvals or liabilities that are not covered by indemnification protection or become subject to litigation.
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
•the need to determine an alternative strategy if an acquisition or strategic investment does not meet our expectations;
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
The Organization for Economic Cooperation and Development has proposed imposing a 15% global minimum tax, and this proposal has been adopted or is being considered by a number of countries. The Inflation Reduction Act, among other changes, imposes a 1% excise tax on certain stock repurchases and a 15% alternative minimum tax on adjusted financial statement income. If we are subject to additional tax liabilities, our financial performance may be adversely affected. In addition, many jurisdictions are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.
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
Our success and ability to compete are also dependent upon our ability to operate without infringing upon the patent, trademark and other IP rights of others. Third parties may claim that our current or future products or services infringe upon their IP rights. Defense of any such claim, with or without merit, could be time consuming, divert management’s attention from our business operations and result in significant expenses. We cannot assure you that we would be successful in defending against any such claims. In addition, parties making these claims may be able to obtain injunctive or other equitable relief affecting our ability to commercialize the products that incorporate the challenged IP. As a result of such claims, we may be required to obtain licenses from third parties, develop alternative technology or redesign our products. We cannot be sure that such licenses would be available on terms acceptable to us, if at all. We also may not have sufficient indemnification from our applicable vendors, if any. If a successful claim is made against us and we are unable to develop or license alternative technology, our business, financial condition, operating results and cash flows could be materially adversely affected.

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
We may from time to time be subject to warranty, service level agreement and product liability claims with regard to product performance and our services. We could incur material losses as a result of warranty, support, repair or replacement costs in response to customer complaints or in connection with the resolution of contemplated or actual legal proceedings relating to such claims. In addition to potential losses arising from claims and related legal proceedings, warranty and product liability claims could affect our reputation and our relationship with customers. We also may not have sufficient indemnification from our applicable vendors, if any. We generally attempt to limit the maximum amount of indemnification or liability that we could be exposed to under our contracts, however, this is not always possible.
We have been party to, and may in the future be subject to, lawsuits relating to securities law matters which may result in unfavorable outcomes and significant judgments, settlements and legal expenses which could cause our business, financial condition and results of operations to suffer.
We and certain of our current and former officers and directors have been subject to several stockholder derivative actions, securities fraud class actions and/or individual lawsuits filed in federal court. The complaints generally alleged that the defendants violated the federal and state securities laws and stated state law claims for fraud and breach of fiduciary duty. Although to date these complaints have either been settled or dismissed, the amount of time to resolve any future lawsuits is uncertain, and these matters could require significant management and financial resources. Unfavorable outcomes and significant judgments, settlements and legal expenses in litigation related to any future securities law claims could have material adverse impacts on our business, financial condition, results of operations, cash flows and the trading price of our common stock.
Participation in standards setting organizations may subject us to IP licensing requirements or limitations that could adversely affect our business and prospects.
In the course of our participation in the development of emerging standards for some of our present and future products, we may be obligated to grant to all other participants a license to our patents that are essential to the practice of those standards on reasonable and non-discriminatory, or RAND, terms, or on a royalty-free basis. As a result of such obligations, we may be required to license our patents or other IP to others in the future, which could limit the value of the patents and effectiveness of our patents against competitors.
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
As part of the 2020 Repurchase Program, in the third quarter of 2023, we entered into an accelerated share repurchase program with Royal Bank of Canada (“RBC”) on August 10, 2023, (the “2023 ASR Program”), which was also completed in the third quarter of 2023. In the first quarter of 2024, we entered into an accelerated share repurchase program with RBC on February 29, 2024 (the “2024 ASR Program”), which was also completed in the first quarter of 2024.
On November 2, 2023, we entered into a share repurchase plan (the “Buying Plan”) with RBC Capital Markets, LLC (“RBCCM”) as part of the broader share repurchase program authorized by our Board on October 29, 2020. During the fourth quarter of 2023 and first quarter of 2024, an immaterial amount of shares was repurchased, retired and recorded as a reduction to stockholders’ equity.
After giving effect to the ASR programs and the Buying Plan, detailed in the table below, there remained an outstanding authorization to repurchase approximately 7.1 million shares of our outstanding common stock under the 2020 Repurchase Program.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Cumulative shares repurchased as of December 31, 2023	12,120,419	$28.89	12,120,419	7,879,581
February 1, 2024- February 29, 2024(1)	11,284	$54.73	11,284	7,868,297
March 1, 2024 - March 31, 2024(2)	805,340	$62.09	805,340	7,062,957
Cumulative shares repurchased as of March 31, 2024	12,937,043		12,937,043

(1)     In November 2023, we entered into a share repurchase plan (the “Buying Plan”) with RBC Capital Markets, LLC (“RBCCM”). The Buying Plan was part of the 2020 Repurchase Program. During the first quarter of 2024, an immaterial amount of shares was repurchased, retired and recorded as a reduction to stockholders’ equity.
(2)    In February 2024, we entered into the 2024 ASR Program with RBC to repurchase an aggregate of $50.0 million of our common stock. We made an upfront payment of $50.0 million pursuant to the accelerated share repurchase program and received an initial delivery of approximately 0.7 million shares, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. On March 18, 2024, the accelerated share repurchase program was completed and we received an additional 0.1 million shares of our common stock, which were retired, as the final settlement of the accelerated share repurchase program. The total shares of our common stock received and retired under the terms of the accelerated share repurchase program were 0.8 million, with an average price paid per share of $62.09.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
From time to time, our directors and/or officers, as defined in Rule 16a-1(f), may adopt and/or terminate a “Rule 10b5-1 trading arrangement” and/or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K. The Rule 10b5-1 trading arrangements are each intended to satisfy the affirmative defense in Rule 10b5-1(c)(1).
During the first quarter of 2024, no directors or officers, as defined in Rule 16a-1(f), adopted, modified, and/or terminated a “Rule 10b5-1 trading arrangement,” and no directors or officers, as defined in Rule 16a-1(f), adopted, modified, and/or terminated a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

(1)	Incorporated by reference to the Form 8-K filed on March 1, 2024.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	May 2, 2024	By:	/s/ Desmond Lynch
Desmond Lynch
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)