Form 10-Q
period 2024-06-30
RAMBUS INC
filed 2024-07-31
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
(408) 462-8000
________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	RMBS	The Nasdaq Stock Market LLC
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
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 107,680,174 as of June 30, 2024.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$124,578	$94,767
Marketable securities	308,306	331,077
Accounts receivable	83,210	82,925
Unbilled receivables	29,493	50,872
Inventories	52,596	36,154
Prepaids and other current assets	11,975	34,850
Total current assets	610,158	630,645
Intangible assets, net	22,279	28,769
Goodwill	286,812	286,812
Property, plant and equipment, net	74,916	67,808
Operating lease right-of-use assets	21,760	21,497
Unbilled receivables	4,391	4,423
Deferred tax assets	130,163	127,892
Income taxes receivable	98,683	88,768
Other assets	1,461	1,613
Total assets	$1,250,623	$1,258,227
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,970	$18,074
Accrued salaries and benefits	15,880	17,504
Deferred revenue	15,385	17,393
Income taxes payable	1,005	5,099
Operating lease liabilities	5,033	4,453
Other current liabilities	20,761	26,598
Total current liabilities	85,034	89,121
Long-term operating lease liabilities	25,780	26,255
Long-term income taxes payable	92,728	78,947
Deferred tax liabilities	3,949	4,462
Other long-term liabilities	14,240	21,341
Total liabilities	221,731	220,126
Commitments and contingencies (Notes 9, 11 and 15)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; issued and outstanding: no shares at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; issued and outstanding: 107,680,174 shares at June 30, 2024 and 107,853,778 shares at December 31, 2023	108	108
Additional paid-in capital	1,295,277	1,324,796
Accumulated deficit	(264,527)	(285,534)
Accumulated other comprehensive loss	(1,966)	(1,269)
Total stockholders’ equity	1,028,892	1,038,101
Total liabilities and stockholders’ equity	$1,250,623	$1,258,227
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Revenue:
Product revenue	$56,692	$54,978	$107,052	$118,753
Royalties	56,380	40,672	103,856	68,841
Contract and other revenue	19,066	24,182	39,101	46,000
Total revenue	132,138	119,832	250,009	233,594
Cost of revenue:
Cost of product revenue	22,779	18,743	42,827	45,166
Cost of contract and other revenue	1,000	1,294	1,555	2,985
Amortization of acquired intangible assets	3,052	3,561	6,108	7,123
Total cost of revenue	26,831	23,598	50,490	55,274
Gross profit	105,307	96,234	199,519	178,320
Operating expenses:
Research and development	40,525	41,576	77,884	83,474
Sales, general and administrative	24,402	26,187	50,229	57,151
Amortization of acquired intangible assets	187	382	382	764
Restructuring and other charges	—	9,494	—	9,494
Impairment of assets	1,071	—	1,071	—
Change in fair value of earn-out liability	(1,200)	6,900	(500)	13,800
Total operating expenses	64,985	84,539	129,066	164,683
Operating income	40,322	11,695	70,453	13,637
Interest income and other income (expense), net	4,400	2,236	8,987	4,397
Loss on fair value adjustment of derivatives, net	—	—	—	(240)
Interest expense	(371)	(376)	(737)	(757)
Interest and other income (expense), net	4,029	1,860	8,250	3,400
Income before income taxes	44,351	13,555	78,703	17,037
Provision for (benefit from) income taxes	8,295	(155,325)	9,749	(155,124)
Net income	$36,056	$168,880	$68,954	$172,161
Net income per share:
Basic	$0.33	$1.55	$0.64	$1.59
Diluted	$0.33	$1.51	$0.63	$1.55
Weighted-average shares used in per share calculation:
Basic	107,721	109,039	107,906	108,561
Diluted	109,047	111,601	109,628	111,373
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Net income	$36,056	$168,880	$68,954	$172,161
Other comprehensive income (loss):
Foreign currency translation adjustment	(53)	125	(148)	330
Unrealized gain (loss) on marketable securities, net of tax	(57)	381	(549)	1,604
Total comprehensive income	$35,946	$169,386	$68,257	$174,095
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at March 31, 2024	107,781	$108	$1,293,923	$(300,583)	$(1,856)	$991,592
Net income	—	—	—	36,056	—	36,056
Foreign currency translation adjustment	—	—	—	—	(53)	(53)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(57)	(57)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	120	—	2,261	—	—	2,261
Repurchase and retirement of common stock under repurchase program	(221)	—	(12,558)	—	—	(12,558)
Stock-based compensation	—	—	11,651	—	—	11,651
Balances at June 30, 2024	107,680	$108	$1,295,277	$(264,527)	$(1,966)	$1,028,892

	For the Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at March 31, 2023	108,845	$109	$1,286,570	$(521,415)	$(3,535)	$761,729
Net income	—	—	—	168,880	—	168,880
Foreign currency translation adjustment	—	—	—	—	125	125
Unrealized gain on marketable securities, net of tax	—	—	—	—	381	381
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	286	—	3,068	—	—	3,068
Stock-based compensation	—	—	11,375	—	—	11,375
Balances at June 30, 2023	109,131	$109	$1,301,013	$(352,535)	$(3,029)	$945,558

	For the Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2023	107,854	$108	$1,324,796	$(285,534)	$(1,269)	$1,038,101
Net income	—	—	—	68,954	—	68,954
Foreign currency translation adjustment	—	—	—	—	(148)	(148)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(549)	(549)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	864	1	(35,243)	—	—	(35,242)
Repurchase and retirement of common stock under repurchase program	(1,038)	(1)	(15,422)	(47,947)	—	(63,370)
Stock-based compensation	—	—	21,146	—	—	21,146
Balances at June 30, 2024	107,680	$108	$1,295,277	$(264,527)	$(1,966)	$1,028,892

	For the Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2022	107,610	$108	$1,297,408	$(513,256)	$(4,963)	$779,297
Net income	—	—	—	172,161	—	172,161
Foreign currency translation adjustment	—	—	—	—	330	330
Unrealized gain on marketable securities, net of tax	—	—	—	—	1,604	1,604
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	1,323	1	(26,838)	—	—	(26,837)
Issuance of common stock in connection with the payment of year 1 earn-out related to the PLDA Group (“PLDA”) acquisition	198	—	5,022	—	—	5,022
Stock-based compensation	—	—	24,438	—	—	24,438
Issuance of common stock in connection with the maturity of the convertible senior notes related to the settlement of the in-the-money conversion feature of the convertible senior notes	284	—	—	—	—	—
Exercise of the convertible senior note hedges in connection with the conversion of convertible senior notes and retirement of the corresponding shares	(284)	—	11,440	(11,440)	—	—
Retirement of warrants	—	—	(10,457)	—	—	(10,457)
Balances at June 30, 2023	109,131	$109	$1,301,013	$(352,535)	$(3,029)	$945,558
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$68,954	$172,161
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	21,147	24,438
Depreciation	15,242	18,678
Amortization of intangible assets	6,490	7,888
Loss on fair value adjustment of derivatives, net	—	240
Impairment of assets	1,071	—
Deferred income taxes	(2,786)	(156,519)
Change in fair value of earn-out liability	(500)	13,800
Other	29	489
Change in operating assets and liabilities:
Accounts receivable	(268)	(8,540)
Unbilled receivables	21,411	53,070
Prepaids and other current assets	270	(421)
Inventories	(16,442)	(12,627)
Income taxes receivable	(9,915)	(28)
Accounts payable	4,051	(9,204)
Accrued salaries and benefits and other liabilities	(4,291)	5,126
Income taxes payable	9,647	(9,158)
Deferred revenue	(1,640)	(7,200)
Operating lease liabilities	(2,929)	(2,845)
Net cash provided by operating activities	109,541	89,348
Cash flows from investing activities:
Purchases of property, plant, and equipment	(14,338)	(14,487)
Purchases of marketable securities	(224,164)	(137,241)
Maturities of marketable securities	160,756	29,155
Proceeds from sales of marketable securities	85,722	87,591
Proceeds from sale of non-marketable equity security	22,796	—
Net cash provided by (used in) investing activities	30,772	(34,982)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	3,351	5,084
Payments of taxes on restricted stock units	(38,593)	(31,921)
Payments under installment payment arrangements	(9,048)	(7,931)
Payments for settlement and repurchase of convertible senior notes	—	(10,381)
Payments for settlement of warrants	—	(10,697)
Payment of deferred purchase consideration from acquisition	(2,450)	(2,450)
Repurchase and retirement of common stock	(63,312)	—
Net cash used in financing activities	(110,052)	(58,296)
Effect of exchange rate changes on cash and cash equivalents	(450)	426
Net increase (decrease) in cash and cash equivalents	29,811	(3,504)
Cash and cash equivalents at beginning of period	94,767	125,694
Cash and cash equivalents at end of period	$124,578	$122,190

Non-cash operating, investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$6,865	$4,226
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$3,034	$—
Issuance of common stock in connection with the payment of year 1 earn-out related to the PLDA acquisition	$—	$5,022
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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

3. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee intellectual property (“IP”) licensing arrangements and rights to consideration for performance obligations delivered but not billed as of June 30, 2024.
The Company’s contract balances were as follows:

	As of
(In thousands)	June 30, 2024	December 31, 2023
Unbilled receivables	$33,884	$55,295
Deferred revenue	$16,442	$18,085
During the six months ended June 30, 2024, the Company recognized $14.3 million of revenue that was included in deferred revenue as of December 31, 2023. During the six months ended June 30, 2023, the Company recognized $17.0 million of revenue that was included in deferred revenue as of December 31, 2022.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $18.9 million as of June 30, 2024, which the Company primarily expects to recognize over the next 2 years.
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
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net income per share:
Numerator:
Net income	$36,056	$168,880	$68,954	$172,161
Denominator:
Weighted-average shares outstanding - basic	107,721	109,039	107,906	108,561
Effect of potentially dilutive common shares	1,326	2,562	1,722	2,812
Weighted-average shares outstanding - diluted	109,047	111,601	109,628	111,373
Basic net income per share	$0.33	$1.55	$0.64	$1.59
Diluted net income per share	$0.33	$1.51	$0.63	$1.55

5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the six months ended June 30, 2024:

(In thousands)	As of December 31, 2023	Adjustments to Goodwill	As of June 30, 2024
Total goodwill	$286,812	$—	$286,812
Intangible Assets, Net
The components of the Company’s intangible assets as of June 30, 2024 and December 31, 2023 were as follows:

		As of June 30, 2024
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$286,712	$(271,948)	$14,764
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,381)	115
Trademarks	3 years	300	(300)	—
In-process research and development (“IPR&D”)	Not applicable	7,400	—	7,400
Total intangible assets		$331,908	$(309,629)	$22,279

		As of December 31, 2023
(In thousands)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$286,712	$(265,756)	$20,956
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,083)	413
Trademarks	3 years	300	(300)	—
IPR&D	Not applicable	7,400	—	7,400
Total intangible assets		$331,908	$(303,139)	$28,769
Amortization expense for intangible assets for the three and six months ended June 30, 2024 was $3.2 million and $6.5 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2023 was $3.9 million and $7.9 million, respectively.
The estimated future amortization of intangible assets as of June 30, 2024 was as follows (in thousands):

Years Ending December 31:	Amount
2024 (remaining six months)	$5,262
2025	5,423
2026	3,735
2027	459
Total amortizable purchased intangible assets	14,879
IPR&D	7,400
Total intangible assets	$22,279
6. Segments and Major Customers
Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of June 30, 2024, the Company has a single operating and reportable segment.

Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at June 30, 2024 and December 31, 2023, respectively, was as follows:

	As of
Customer	June 30, 2024	December 31, 2023
Customer 1	42%	49%
Customer 2	23%	13%
Customer 3	*	12%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and six months ended June 30, 2024 and 2023, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2024	2023	2024	2023
Customer A	19%	38%	25%	25%
Customer B	22%	12%	18%	15%
Customer C	11%	*	12%	*
__________________________________________
*    Customer accounted for less than 10% of total revenue in the period.
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
USA	$55,683	$35,429	$107,600	$99,068
South Korea	35,836	48,613	78,802	62,757
Singapore	19,157	14,718	24,324	26,046
Other	21,462	21,072	39,283	45,723
Total	$132,138	$119,832	$250,009	$233,594

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
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of June 30, 2024
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$105,712	$105,712	$—	$—
Cash equivalents:
Money market funds	12,881	12,881	—	—
U.S. Government bonds and notes	4,996	4,997	—	(1)
Corporate bonds, commercial paper and notes	989	990	—	(1)
Total cash equivalents	18,866	18,868	—	(2)
Total cash and cash equivalents	124,578	124,580	—	(2)
Marketable securities:
Time deposits	13,654	13,654	—	—
U.S. Government bonds and notes	157,004	157,469	1	(466)
Corporate bonds, commercial paper and notes	137,648	137,934	1	(287)
Total marketable securities	308,306	309,057	2	(753)
Total cash, cash equivalents and marketable securities	$432,884	$433,637	$2	$(755)

	As of December 31, 2023
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$88,486	$88,486	$—	$—
Cash equivalents:
Money market funds	3,790	3,790	—	—
U.S. Government bonds and notes	2,491	2,491	—	—
Total cash equivalents	6,281	6,281	—	—
Total cash and cash equivalents	94,767	94,767	—	—
Marketable securities:
U.S. Government bonds and notes	194,428	194,389	251	(212)
Corporate bonds, commercial paper and notes	136,649	136,892	162	(405)
Total marketable securities	331,077	331,281	413	(617)
Total cash, cash equivalents and marketable securities	$425,844	$426,048	$413	$(617)

Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	June 30, 2024	December 31, 2023
Cash	$105,712	$88,486
Cash equivalents	18,866	6,281
Total cash and cash equivalents	124,578	94,767
Marketable securities	308,306	331,077
Total cash, cash equivalents and marketable securities	$432,884	$425,844
The Company continues to invest in highly rated and highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and impairment.
The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023 are as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Less than 12 months
U.S. Government bonds and notes	$154,278	$32,454	$(467)	$(53)
Corporate bonds, commercial paper and notes	126,234	46,407	(225)	(40)
Total cash equivalents and marketable securities in a continuous unrealized loss position for less than 12 months	280,512	78,861	(692)	(93)
12 months or greater
U.S. Government bonds and notes	—	6,841	—	(159)
Corporate bonds, commercial paper and notes	5,937	16,619	(63)	(365)
Total cash equivalents and marketable securities in a continuous unrealized loss position for 12 months or greater	5,937	23,460	(63)	(524)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$286,449	$102,321	$(755)	$(617)
The gross unrealized losses at June 30, 2024 and December 31, 2023 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate bonds, commercial paper and notes. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). The Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	June 30, 2024
Due in less than one year	$260,505
Due from one year through three years	53,786
Total	$314,291
Refer to Note 8, “Fair Value of Financial Instruments,” for a discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

8. Fair Value of Financial Instruments
The following table presents the financial instruments and liabilities that are carried at fair value and summarizes their valuation by the respective pricing levels as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$12,881	$12,881	$—	$—
Time deposits	13,654	—	13,654	—
U.S. Government bonds and notes	162,000	—	162,000	—
Corporate bonds, commercial paper and notes	138,637	—	138,637	—
Total assets carried at fair value	$327,172	$12,881	$314,291	$—
Liabilities carried at fair value
Earn-out liability related to the PLDA acquisition	$12,000	$—	$—	$12,000
Total liabilities carried at fair value	$12,000	$—	$—	$12,000

	As of December 31, 2023
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$3,790	$3,790	$—	$—
U.S. Government bonds and notes	196,919	—	196,919	—
Corporate bonds, commercial paper and notes	136,649	—	136,649	—
Total available-for-sale securities	$337,358	$3,790	$333,568	$—
Liabilities carried at fair value
Earn-out liability related to the PLDA acquisition	$12,500	$—	$—	$12,500
Total liabilities carried at fair value	$12,500	$—	$—	$12,500
The Company’s liabilities related to earn-out liability are classified within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. The following table presents additional information about liabilities measured at fair value for which the Company utilizes Level 3 inputs to determine fair value, as of June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Balance as of beginning of period	$13,200	$21,700	$12,500	$14,800
Change in fair value of earn-out liability due to remeasurement	(1,200)	6,900	(500)	13,800
Balance as of end of period	$12,000	$28,600	$12,000	$28,600
For the three and six months ended June 30, 2024 and 2023, the changes in the fair value of the earn-out liability related to the 2021 acquisition of PLDA, which is subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, and which is settled annually in shares of the Company’s common stock based on the fair value of that common stock fixed at the time the Company acquired PLDA. The fair value of the earn-out liability is remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period, and adjusted to reflect changes in the per share value of the Company’s common stock. The Company has classified its liability for the contingent earn-out liability related to the PLDA acquisition within Level 3 of the fair value hierarchy because the fair value calculation includes significant unobservable inputs, such as revenue forecast, revenue volatility, equity volatility and weighted average cost of capital. During the three and six months ended June 30, 2024, the Company remeasured the fair value of the earn-out liability, which resulted in reductions of $1.2 million and $0.5 million, respectively, in the Company’s Unaudited

Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2023, the Company remeasured the fair value of the earn-out liability, which resulted in additional expenses of $6.9 million and $13.8 million, respectively, in the Company’s Unaudited Condensed Consolidated Statements of Operations.
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
In 2018, the Company made an investment in a non-marketable equity security of a private company. This equity investment was accounted for under the equity method of accounting, and the Company accounted for its equity method share of the income (loss) on a quarterly basis. During the fourth quarter of 2023, the Company sold its 25.0% ownership share in the equity investment for approximately $25.0 million, which represented a gross gain on this transaction for the same amount. The gross gain was offset by transaction costs of approximately $1.1 million, resulting in a net gain of approximately $23.9 million, which was included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2023. Subsequently, the Company received proceeds, net of tax, of approximately $22.8 million from this transaction during the first quarter of 2024.
During the three and six months ended June 30, 2024 and 2023, there were no transfers of financial instruments between different categories of fair value.
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
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2024 (in thousands):

Years ending December 31,	Amount
2024 (remaining six months)	$3,146
2025	6,776
2026	7,042
2027	5,503
2028	4,544
Thereafter	8,453
Total minimum lease payments	35,464
Less: amount of lease payments representing interest	(4,651)
Present value of future minimum lease payments	30,813
Less: current obligations under leases	(5,033)
Long-term lease obligations	$25,780
As of June 30, 2024, the weighted-average remaining lease term for the Company’s operating leases was 5.6 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 7.2%.
Operating lease costs included in research and development and selling, general and administrative costs on the Unaudited Condensed Consolidated Statements of Operations were $1.4 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively. Operating lease costs included in research and development and selling, general and administrative costs on the Unaudited Condensed Consolidated Statements of Operations were $2.6 million and $3.4 million for the six months ended June 30, 2024 and 2023, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $3.0 million and $3.7 million for the six months ended June 30, 2024 and 2023, respectively.

10. Convertible Notes
The Company did not have any convertible notes outstanding as of June 30, 2024 and December 31, 2023.
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
Interest expense related to the convertible notes for the six months ended June 30, 2023 was immaterial.
11. Commitments and Contingencies
As of June 30, 2024, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2024	2025	2026
Contractual obligations (1) (2)
Software licenses (3)	$16,574	$7,881	$8,388	$305
Other contractual obligations	394	126	131	137
Acquisition retention bonuses (4)	495	222	273	—
Total	$17,463	$8,229	$8,792	$442
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $121.3 million, including $28.6 million recorded as a reduction of long-term deferred tax assets and $92.7 million in long-term income taxes payable as of June 30, 2024. As noted below in Note 14, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the timing of the outcome at this time.
(2)    For the Company’s lease commitments as of June 30, 2024, refer to Note 9, “Leases.”
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
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other IP infringement or any other claim by any third party arising as a result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this may not always be possible. The fair value of the liability as of June 30, 2024 and December 31, 2023, respectively, was not material.

12. Equity Incentive Plans and Stock-Based Compensation
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2023	11,954,150
Stock options expired	1,125
Nonvested equity stock and stock units granted (1) (2)	(1,058,225)
Nonvested equity stock and stock units forfeited (1)	213,706
Total shares available for grant as of June 30, 2024	11,110,756
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
(2)     Amount includes approximately 0.1 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in the second quarter of 2024 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.
General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the six months ended June 30, 2024 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2024.

	Options Outstanding
(In thousands, except shares, per share amounts and years)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	124,732	$11.60
Options exercised	(25,125)	$8.76		$1,256
Options expired	(1,125)	$8.76
Outstanding and vested as of June 30, 2024	98,482	$12.36	3.72	$4,570
Employee Stock Purchase Plan
Under the 2015 Employee Stock Purchase Plan (“2015 ESPP”) the Company issued 69,828 shares at a price of $44.84 and 120,569 shares at a price of $27.91 per share during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, approximately 2.3 million shares under the 2015 ESPP remained available for issuance.
Stock-Based Compensation
For the six months ended June 30, 2024 and 2023, the Company maintained stock plans covering a broad range of potential equity grants, including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
There were no stock options granted during the six months ended June 30, 2024 and 2023, respectively. All compensation cost net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans had been fully recognized as of December 31, 2023. There was no stock-based compensation expense related to stock options for the six months ended June 30, 2024. Stock-based compensation expense related to stock options was immaterial for the six months ended June 30, 2023.

Employee Stock Purchase Plan
For the three and six months ended June 30, 2024 the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.4 million and $1.0 million, respectively. For the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.4 million and $1.0 million, respectively. As of June 30, 2024, there was $0.5 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over four months.
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and six months ended June 30, 2024, the Company granted nonvested equity stock units totaling approximately 0.8 million and 0.9 million shares, respectively. During the three and six months ended June 30, 2023, the Company granted nonvested equity stock units totaling approximately 0.1 million and 1.2 million shares, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and six months ended June 30, 2024, the nonvested equity stock units granted were valued at the date of grant giving them a fair value of approximately $52.1 million and $55.7 million, respectively. For the three and six months ended June 30, 2023, the nonvested equity stock units granted were valued at the date of grant giving them a fair value of approximately $2.5 million and $55.2 million, respectively. During the second quarter of 2024, as part of its updated annual grant process, the Company granted performance unit awards to certain company executive officers with vesting subject to the achievement of certain performance and/or market conditions. During the first quarter of 2023, as part of its previous annual grant process, the Company granted performance unit awards to certain company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third or fourth anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense of approximately $11.3 million and $20.2 million, respectively, related to all outstanding nonvested equity stock grants. For the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of approximately $10.9 million and $23.4 million, respectively, related to all outstanding nonvested equity stock grants.
Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $89.7 million as of June 30, 2024. This amount is expected to be recognized over a weighted-average period of 2.2 years.
The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2024:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2023	3,430,192	$32.90
Granted	913,543	$63.98
Vested	(1,128,550)	$24.64
Forfeited	(149,962)	$35.47
Nonvested at June 30, 2024	3,065,223	$43.45
13. Stockholders’ Equity
Share Repurchase Program
On October 29, 2020, the Company’s board of directors (the “Board”) approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the six months ended June 30, 2024, the Company repurchased shares of its common stock under the 2020 Repurchase Program as discussed below.
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
On November 2, 2023, the Company entered into a share repurchase plan (the “Buying Plan”) with RBC Capital Markets, LLC (“RBCCM”). The Buying Plan was part of the 2020 Repurchase Program. Under the Buying Plan, RBCCM commenced purchases for a 12-month period starting on November 2, 2023 and ending on November 1, 2024, with a provision to terminate sooner pursuant to the Buying Plan (the “Repurchase Period”). During the Repurchase Period, RBCCM may purchase an aggregate amount of $50.0 million of the Company’s common stock, and its execution is dependent on the Company’s stock price reaching certain levels. Share repurchases shall not exceed $25.0 million in a quarter. On February 29, 2024, the Buying Plan was amended and as a result, no purchases were made from the Buying Plan during the period from March 1, 2024 to March 28, 2024, while the 2024 ASR Program was in effect. During the six months ended June 30, 2024, the Company repurchased approximately 0.2 million shares for approximately $13.1 million as part of the Buying Plan, which were retired and recorded as a reduction to stockholders’ equity.
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
Effective January 1, 2023, the Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of June 30, 2024, the Company recorded an immaterial excise tax liability on its accompanying Unaudited Condensed Consolidated Balance Sheet.
As of June 30, 2024, there remained an outstanding authorization to repurchase approximately 6.8 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.
The Company records share repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock in accordance with its accounting policy.
14. Income Taxes
The Company recorded a provision for (benefit from) income taxes of $8.3 million and $(155.3) million for the three months ended June 30, 2024 and 2023, respectively, and a provision for (benefit from) income taxes of $9.7 million and $(155.1) million for the six months ended June 30, 2024 and 2023, respectively. The provision for income taxes for the three and six months ended June 30, 2024 was primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2024, offset by tax benefits from excess stock-based compensation deductions. The benefit from income taxes for the three and six months ended June 30, 2023 was primarily driven by the valuation allowance release on U.S. deferred tax assets, as well as tax benefits from excess stock-based compensation deductions.
During the three months ended June 30, 2024 and 2023, the Company paid withholding taxes of $5.3 million and $5.0 million, respectively. During the six months ended June 30, 2024 and 2023, the Company paid withholding taxes of $10.3 million and $10.4 million, respectively.
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
The Company maintains liabilities for uncertain tax positions within its long-term income taxes payable accounts and as a reduction to existing deferred tax assets to the extent tax attributes are available to offset such liabilities. These liabilities involve judgment and estimation and are monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases and other information.
As of December 31, 2023, the Company had $185.7 million of unrecognized tax benefits, including $31.7 million recorded as a reduction of long-term deferred tax assets, $75.0 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $78.9 million recorded to long-term income taxes payable. As of June 30, 2024, the Company had approximately $196.3 million of unrecognized tax benefits, including $28.6 million recorded as a reduction of long-term deferred tax assets, $75.0 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea and $92.7 million recorded in long-term income taxes payable. As a result of recent court rulings in South Korea, the Company has determined that it may be entitled to refund claims for foreign taxes previously withheld from licensees in South Korea. If the Company is successful in recovering the $172.5 million of refundable withholding taxes from South Korea, the refund will result in an offsetting reduction in U.S. foreign tax credits. The Company recognizes there are numerous risks and uncertainties associated with the ultimate collection of this refund. The Company previously maintained an offsetting reserve for the entire amount of refundable withholding taxes previously withheld in South Korea. During the year ended December 31, 2023, the Company concluded it is more likely than not it will recover withholding taxes withheld during the past five years and accordingly filed a claim in October 2023 for refund of certain refundable withholding taxes, and recorded an income taxes receivable of $82.7 million with an offsetting long-term income taxes payable of $72.6 million and a reduction in long-term deferred tax assets of $10.1 million for the reduction in U.S. foreign tax credits. The Company has recorded a receivable for the portion of withholding taxes paid subsequent to the third quarter of 2023 for which it intends to file a future refund claim. For the periods prior to the fourth quarter of 2018, the Company has not recorded a receivable because the Company does not believe recovery of those taxes would be more likely than not if a refund claim were submitted. The Company continues to evaluate the potential for recovery of these taxes and has therefore established an offsetting reserve for the entire amount of potentially refundable withholding taxes previously withheld in South Korea, for which a claim for refund has not been submitted.
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
16. Restructuring and Other Charges
2023 Restructuring Plan
In June 2023, the Company initiated a restructuring program to reduce overall expenses, which was expected to improve future profitability by reducing the Company’s overall spending (the “2023 Restructuring Plan”). In connection with this restructuring program, the Company initiated a plan resulting in a reduction of 42 employees. During the six months ended June 30, 2023, the Company recorded charges of approximately $9.5 million to “Restructuring and other charges” in its Unaudited Condensed Consolidated Statement of Operations, related to the reduction in workforce, as well as write-downs of obligations related to certain IP development costs and software licenses for engineering development tools. The 2023 Restructuring Plan was materially completed in the fourth quarter of 2023.
During the six months ended June 30, 2024, the Company did not initiate any restructuring programs.

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
As an industry pioneer with over 30 years of advanced semiconductor design experience, we are ideally positioned to address the challenges of moving and protecting data. We are a leader in high-performance memory subsystems, providing chips, silicon IP and innovations that maximize the performance and security in computationally intensive systems. Whether in the cloud, at the edge or in your hand, real-time and immersive applications depend on data throughput and integrity. Our products and innovations deliver the increased bandwidth, capacity and security required to meet the world’s data needs and drive ever-greater end-user experiences.
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
Executive Summary
The Company’s continued execution delivered solid results during the second quarter of 2024, driven by the demand for our memory interface chips and our Silicon IP solutions, and continued stability from our royalties revenue.
Key second quarter 2024 financial results included:
•Revenue of $132.1 million;
•Operating expenses of $65.0 million; and
•Net cash provided by operating activities of $70.4 million.
During the second quarter of 2024, the Company continued its product portfolio expansion with DDR5 server PMICs and PCIe 7 IP solutions.
Operational Highlights
Revenue Sources
The Company’s consolidated revenue is comprised of product revenue, royalties and contract and other revenue.
Product revenue consists primarily of memory interface chips. Our memory interface chips are sold directly and through distributors to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 43% of our consolidated revenue for both the three and six months ended June 30, 2024, as compared to 46% and 51% for the three and six months ended June 30, 2023.

Royalty revenue is derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in term up to ten years and may define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies, such as AMD, Broadcom, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, Nuvoton, NVIDIA, Phison, Qualcomm, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital and Winbond, have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Additionally, from time to time, we enter into agreements to sell certain patent assets under agreements which may also include subsequent profit-sharing. The sale of these patents, as well as the subsequent profit-sharing, are included as part of our royalty revenue. Revenue from royalties accounted for 43% and 41% of our consolidated revenue for the three and six months ended June 30, 2024, as compared to 34% and 29% for the three and six months ended June 30, 2023.
Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other revenue include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 14% and 16% of our consolidated revenue for the three and six months ended June 30, 2024, as compared to 20% of our consolidated revenue for both the three and six months ended June 30, 2023.
Costs and Expenses
Cost of product revenue increased approximately $4.1 million for the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to higher shipments of memory products and a change in product mix. Cost of product revenue decreased approximately $2.4 million for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to a decrease in sales volumes of our memory interface chips, partially offset by a change in product mix during the period.
Cost of contract and other revenue decreased approximately $0.3 million for the three months ended June 30, 2024 as compared to the same period in 2023. Cost of contract and other revenue decreased approximately $1.4 million for the six months ended June 30, 2024 as compared to the same period in 2023. The decreases in both periods were primarily due to lower engineering services associated with the contracts.
Total research and development expenses for the three months ended June 30, 2024 decreased approximately $1.1 million as compared to the same period in 2023, primarily due to decreases in software EDA tool subscriptions of $2.1 million, and headcount-related expenses of $0.6 million, offset by increases in prototyping costs of $1.0 million and facility expenses of $0.7 million. Total research and development expenses for the six months ended June 30, 2024 decreased approximately $5.6 million as compared to the same period in 2023, primarily due to decreases in software EDA tool subscriptions of $3.6 million, headcount-related expenses of $2.2 million, consulting expenses of $1.3 million, bonus expenses of $0.9 million, retention bonus expense related to acquisitions of $0.7 million, stock-based compensation of $0.7 million, depreciation expense of $0.6 million and an increase in engineering costs allocated to cost of revenue of $1.4 million, offset by increases in prototyping costs of $1.4 million and facility costs of $1.3 million.
Total sales, general and administrative expenses for the three months ended June 30, 2024 decreased approximately $1.8 million as compared to the same period in 2023, primarily due to decreases in rent and facility expenses of $1.0 million and headcount-related expenses of $0.6 million. Total sales, general and administrative expenses for the six months ended June 30, 2024 decreased approximately $7.0 million as compared to the same period in 2023, primarily due to decreases in stock-based compensation expense of $2.6 million, rent and facility expenses of $2.5 million, headcount-related expenses of $1.0 million and bonus expenses of $0.6 million.
Intellectual Property
As of June 30, 2024, our semiconductor, security and other technologies are covered by 2,240 U.S. and foreign patents. Additionally, we have 523 patent applications pending. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.

Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of security solutions, the use and adoption of our inventions or technologies generally, industry consolidation and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers represented approximately 64% and 63% of our consolidated revenue for the three and six months ended June 30, 2024, as compared to 66% and 59% for the three and six months ended June 30, 2023, respectively. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 58% and 57% of our consolidated revenue for the three and six months ended June 30, 2024, as compared to 70% and 58% for the three and six months ended June 30, 2023. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is predominantly denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
The royalties we receive from our semiconductor customers are partly a function of the adoption of our technologies by system companies. Many system companies purchase semiconductors containing our technologies from our customers and do not have a direct contractual relationship with us. Our customers generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. Several of our licensees have renewed or extended their license agreements with us during the six months ended June 30, 2024, including Kioxia, Marvell and Nanya.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Product revenue	42.9%	45.9%	42.8%	50.8%
Royalties	42.7%	33.9%	41.5%	29.5%
Contract and other revenue	14.4%	20.2%	15.7%	19.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	17.2%	15.6%	17.2%	19.3%
Cost of contract and other revenue	0.8%	1.1%	0.6%	1.3%
Amortization of acquired intangible assets	2.3%	3.0%	2.4%	3.1%
Total cost of revenue	20.3%	19.7%	20.2%	23.7%
Gross profit	79.7%	80.3%	79.8%	76.3%
Operating expenses:
Research and development	30.7%	34.7%	31.2%	35.7%
Sales, general and administrative	18.5%	21.9%	20.1%	24.5%
Amortization of acquired intangible assets	0.1%	0.3%	0.1%	0.3%
Restructuring and other charges	—%	7.9%	—%	4.1%
Impairment of assets	0.8%	—%	0.4%	—%
Change in fair value of earn-out liability	(0.9)%	5.8%	(0.2)%	5.9%
Total operating expenses	49.2%	70.6%	51.6%	70.5%
Operating income	30.5%	9.7%	28.2%	5.8%
Interest income and other income (expense), net	3.3%	1.9%	3.6%	1.9%
Loss on fair value adjustment of derivatives, net	—%	—%	—%	(0.1)%
Interest expense	(0.3)%	(0.3)%	(0.3)%	(0.3)%
Interest and other income (expense), net	3.0%	1.6%	3.3%	1.5%
Income before income taxes	33.5%	11.3%	31.5%	7.3%
Provision for (benefit from) income taxes	6.3%	(129.6)%	3.9%	(66.4)%
Net income	27.2%	140.9%	27.6%	73.7%

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Total revenue:
Product revenue	$56.7	$55.0	3.1%	$107.1	$118.8	(9.9)%
Royalties	56.4	40.7	38.6%	103.9	68.8	50.9%
Contract and other revenue	19.0	24.1	(21.2)%	39.0	46.0	(15.0)%
Total revenue	$132.1	$119.8	10.3%	$250.0	$233.6	7.0%
Product Revenue
Product revenue consists of revenue from the sale of memory and security products.
Product revenue increased approximately $1.7 million for the three months ended June 30, 2024 as compared to the same period in 2023 due to higher sales of our memory interface chips. Product revenue decreased approximately $11.7 million for the six months ended June 30, 2024 as compared to the same period in 2023 due to lower sales of our memory interface chips.
Growth in our product revenue is dependent on, among other things, the industry transition to a new generation of memory, as well as our ability to continue to obtain orders from customers, meet our customers’ demands and mitigate any supply chain and economic disruption.
Royalties
Royalty revenue, which includes patent and technology license royalties, increased approximately $15.7 million for the three months ended June 30, 2024 as compared to the same period in 2023. Our royalty revenue increased approximately $35.1 million for the six months ended June 30, 2024 as compared to the same period in 2023. The increase in both periods was primarily due to the timing and structure of license renewals.
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
Contract and Other Revenue
Contract and other revenue consist of revenue from technology development projects. Contract and other revenue decreased approximately $5.1 million for the three months ended June 30, 2024 as compared to the same period in 2023. Contract and other revenue decreased approximately $7.0 million for the six months ended June 30, 2024 as compared to the same period in 2023. The decrease in both periods was due to lower revenue associated with our Silicon IP offerings, which is primarily attributed to the sale of our PHY IP group in the third quarter of 2023.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.
Cost of Product Revenue

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Cost of product revenue	$22.8	$18.7	21.5%	$42.8	$45.2	(5.2)%
Cost of product revenue are costs attributable to the sale of memory and security products. Cost of product revenue increased approximately $4.1 million for the three months ended June 30, 2024 as compared to the same period in 2023, primarily due to higher shipments of memory products and a change in product mix. Cost of product revenue decreased approximately $2.4 million for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to a decrease in sales volumes of our memory interface chips, partially offset by a change in product mix during the period.
In the near term, we expect costs of product revenue to fluctuate due to changes in product mix and the timing of orders.
Cost of Contract and Other Revenue

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Cost of contract and other revenue	$1.0	$1.3	(22.7)%	$1.6	$3.0	(47.9)%
Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue decreased approximately $0.3 million for the three months ended June 30, 2024 as compared to the same period in 2023. Cost of contract and other revenue decreased approximately $1.4 million for the six months ended June 30, 2024 as compared to the same period in 2023. The decreases in both periods was primarily due to lower engineering services associated with the contracts.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Research and development expenses:
Research and development expenses, excluding stock-based compensation	$36.3	$37.5	(3.1)%	$70.2	$75.2	(6.5)%
Stock-based compensation	4.2	4.1	2.9%	7.7	8.3	(8.1)%
Total research and development expenses	$40.5	$41.6	(2.5)%	$77.9	$83.5	(6.7)%
Research and development expenses are those expenses incurred for the development of applicable technologies.
Total research and development expenses for the three months ended June 30, 2024 decreased approximately $1.1 million as compared to the same period in 2023, primarily due to decreases in software EDA tool subscriptions of $2.1 million and headcount-related expenses of $0.6 million, offset by increases in prototyping costs of $1.0 million and facility expenses of $0.7 million. These expense reductions are primarily attributable to the sale of our PHY IP group in the third quarter of 2023.
Total research and development expenses for the six months ended June 30, 2024 decreased approximately $5.6 million as compared to the same period in 2023, primarily due to decreases in software EDA tool subscriptions of $3.6 million, headcount-related expenses of $2.2 million, consulting expenses of $1.3 million, bonus expenses of $0.9 million, retention bonus expense related to acquisitions of $0.7 million, stock-based compensation of $0.7 million, depreciation expense of $0.6 million and an increase in engineering costs allocated to cost of revenue of $1.4 million, offset by increases in prototyping costs of $1.4 million and facility costs of $1.3 million. These expense reductions were primarily attributable to the sale of our PHY IP group in the third quarter of 2023 and the timing of the annual equity award grants to employees.
We will continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses, excluding stock-based compensation	$17.1	$19.1	(10.4)%	$37.0	$41.4	(10.5)%
Stock-based compensation	7.3	7.1	2.6%	13.2	15.8	(16.3)%
Total sales, general and administrative expenses	$24.4	$26.2	(6.8)%	$50.2	$57.2	(12.1)%
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
Total sales, general and administrative expenses for the three months ended June 30, 2024 decreased approximately $1.8 million as compared to the same period in 2023, primarily due to decreases in rent and facility expenses of $1.0 million and headcount-related expenses of $0.6 million.
Total sales, general and administrative expenses for the six months ended June 30, 2024 decreased approximately $7.0 million as compared to the same period in 2023, primarily due to decreases in stock-based compensation expense of $2.6 million, rent and facility expenses of $2.5 million, headcount-related expenses of $1.0 million and bonus expenses of $0.6 million.
In the future, sales, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, acquisition, and other sales, marketing, and administrative activities undertaken, and the change in sales, marketing, and administrative headcount in any given period.

Amortization of Acquired Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$3.1	$3.5	(14.3)%	$6.2	$7.1	(14.2)%
Amortization of acquired intangible assets included in total operating expenses	0.1	0.4	(51.0)%	0.3	0.8	(50.0)%
Total amortization of acquired intangible assets	$3.2	$3.9	(15.4)%	$6.5	$7.9	(17.7)%
Amortization expense is related to various acquired IP.
Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the three and six months ended June 30, 2024 decreased by approximately $0.7 million and $1.4 million, respectively, as compared to the same periods in 2023. The decreases in both periods were primarily due to the divestiture of our PHY IP group in the third quarter of 2023, which resulted in the disposal of approximately $7.4 million of net intangible assets, and reduction of our amortization expense as intangibles become fully amortized.
Restructuring and Other Charges

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Restructuring and other charges	$—	$9.5	(100.0)%	$—	$9.5	(100.0)%
In June 2023, we initiated a restructuring program to reduce overall expenses to improve future profitability by reducing our overall spending (the “2023 Restructuring Plan”). In connection with this restructuring program, we initiated a plan resulting in a reduction of 42 employees. During the six months ended June 30, 2023, we recorded charges of approximately $9.5 million related to the reduction in workforce, as well as write-downs of obligations related to certain IP development costs and software licenses for engineering development tools. The 2023 Restructuring Plan was substantially completed in the fourth quarter of 2023. Refer to Note 16, “Restructuring and Other Charges,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.
During the six months ended June 30, 2024, we did not initiate any restructuring programs.
Impairment of Assets

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Impairment of assets	$1.1	$—	NM*	$1.1	$—	NM*
_________________________________________
NM* — percentage is not meaningful
During the three and six months ended June 30, 2024, we recorded a charge of approximately $1.1 million in our Unaudited Condensed Consolidated Statement of Operations of this Form 10-Q, related to the write-off of certain fixed assets no longer in use and for which we determined they had no alternate economic use.

Change in Fair Value of Earn-Out Liability

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Change in fair value of earn-out liability	$(1.2)	$6.9	(117.4)%	$(0.5)	$13.8	(103.6)%
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
During the three and six months ended June 30, 2024, we remeasured the fair value of the earn-out liability, which resulted in reductions of $1.2 million and $0.5 million, respectively, in our Unaudited Condensed Consolidated Statements of Operations of this Form 10-Q. During the three and six months ended June 30, 2023, we remeasured the fair value of the earn-out liability, which resulted in additional expenses of $6.9 million and $13.8 million, respectively, in our Unaudited Condensed Consolidated Statements of Operations of this Form 10-Q.
Interest and Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Interest income and other income (expense), net	$4.4	$2.3	96.8%	$9.0	$4.4	104.4%
Loss on fair value adjustment of derivatives, net	—	—	—%	—	(0.2)	(100.0)%
Interest expense	(0.4)	(0.4)	(1.3)%	(0.7)	(0.8)	(2.6)%
Interest and other income (expense), net	$4.0	$1.9	116.6%	$8.3	$3.4	142.6%

Interest income and other income (expense), net, includes interest income from our investment portfolio and from the significant financing component of licensing agreements, as well as any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies. For the three months ended June 30, 2024, interest income and other income (expense), net, consisted primarily of interest income from our investment portfolio of $4.4 million. For the six months ended June 30, 2024, interest income and other income (expense), net, consisted primarily of interest income of $8.8 million, generated from our investment portfolio. Interest income and other income (expense), net increased in the three and six months ended June 30, 2024 as compared to the same periods in 2023, primarily due to higher interest rates within our investment portfolio, which generated a higher interest income.
The $0.2 million loss on fair value adjustment of derivatives, net, related to the settlement of the remaining outstanding warrants in the first quarter of 2023.
Interest expense consists primarily of interest expense associated with long-term software licenses. Interest expense remained flat for the three and six months ended June 30, 2024 and 2023.

Provision for (Benefit from) Income Taxes

	Three Months Ended			Six Months Ended
	June 30,		Change in	June 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Provision for (benefit from) income taxes	$8.3	$(155.3)	(105.3)%	$9.7	$(155.1)	(106.3)%
Effective tax rate	18.7%	(1,145.9)%		12.4%	(910.5)%
Our provision for income taxes for the three and six months ended June 30, 2024 was primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2024, offset by tax benefits from excess stock-based compensation deductions. Our provision for income taxes for the three and six months ended June 30, 2024 reflected an effective tax rate of 18.7% and 12.4%, respectively. The benefit from income taxes for the three and six months ended June 30, 2023 was primarily driven by the valuation allowance release on our U.S. deferred tax assets, as well as tax benefits from excess stock-based compensation deductions. Our income tax benefit for the three and six months ended June 30, 2023 reflected an effective tax rate of (1,145.9)% and (910.5)%, respectively. Our effective tax rate for the three and six months ended June 30, 2024, differed from the U.S. statutory rate primarily due to tax benefits from excess stock-based compensation deductions. Our effective tax rate for the three and six months ended June 30, 2023, differed from the U.S. statutory rate primarily due to the valuation allowance release on U.S. deferred tax assets.
During the three months ended June 30, 2024 and 2023, we paid withholding taxes of $5.3 million and $5.0 million, respectively. During the six months ended June 30, 2024 and 2023, we paid withholding taxes of $10.3 million and $10.4 million, respectively.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.
During the second quarter of 2023, based on all available positive and negative evidence, we determined that it was appropriate to release the valuation allowance on the majority of our U.S. federal and state deferred tax assets. During the third quarter of 2023, we further adjusted our valuation allowance release as a result of a change in forecasted income and tax expense, primarily due to the sale of intangible assets as part of our PHY IP group divestiture. During the second quarter of 2023, we reached a cumulative income position over the previous three years. The cumulative three-year income is considered positive evidence, which is considered objective and verifiable, and thus received significant weighting. Additional positive evidence considered by us in our assessment included recent utilization of tax attribute carryforwards and future forecasts of continued profitability in the United States. Upon considering the relative impact of all evidence during the second quarter of 2023, both negative and positive, and the weight accorded to each, we concluded that it was more likely than not that the majority of our deferred tax assets would be realizable, with the exception of our California research and development credits that have not met the “more likely than not” realization threshold criteria. As a result, we released the related valuation allowance against the majority of our federal and state deferred tax assets.
We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.
Liquidity and Capital Resources

	As of
(In millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$124.6	$94.8
Marketable securities	308.3	331.0
Total cash, cash equivalents and marketable securities	$432.9	$425.8

	Six Months Ended
	June 30,
(In millions)	2024	2023
Net cash provided by operating activities	$109.5	$89.3
Net cash provided by (used in) investing activities	$30.8	$(35.0)
Net cash used in financing activities	$(110.1)	$(58.3)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the six months ended June 30, 2024, were funded primarily from cash collected from our customers.
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
To provide us with more flexibility in returning capital to our stockholders, on October 29, 2020, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by our Board in January 2015 and canceled the previous outstanding authorization. During the six months ended June 30, 2024, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed in the “Share Repurchase Program” section below.
Operating Activities
Cash provided by operating activities of $109.5 million for the six months ended June 30, 2024, was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the six months ended June 30, 2024 primarily included decreases in unbilled receivables, prepaids and other current assets and increases in accounts payable and income taxes payable, offset by increases in inventories and income taxes receivable, as well as decreases in other current and long-term liabilities and accrued salaries and benefits.
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
Investing Activities
Cash provided by investing activities of $30.8 million for the six months ended June 30, 2024, consisted of proceeds from the maturities and sales of available-for-sale marketable securities of $160.8 million and $85.7 million, respectively, and net proceeds from the sale of a non-marketable equity security of $22.8 million, offset by purchases of available-for-sale marketable securities of $224.2 million, and $14.3 million paid to acquire property, plant and equipment.
Cash used in investing activities of $35.0 million for the six months ended June 30, 2023, consisted of purchases of available-for-sale marketable securities of $137.2 million and $14.5 million paid to acquire property, plant and equipment, offset by proceeds from the maturities and sales of available-for-sale marketable securities of $87.6 million and $29.2 million, respectively.
Financing Activities
Cash used in financing activities of $110.1 million for the six months ended June 30, 2024, was primarily due to an aggregate payment of $63.3 million as part of our 2024 ASR program and the Buying Plan (includes $0.2 million in fees related to the ASR program), $38.6 million in payments of taxes on restricted stock units, $9.0 million paid under installment payment arrangements to acquire fixed assets, offset by $3.4 million in proceeds from the issuance of common stock under equity incentive plans.
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
Contractual Obligations
As of June 30, 2024, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2024	2025	2026
Contractual obligations (1) (2)
Software licenses (3)	$16,574	$7,881	$8,388	$305
Other contractual obligations	394	126	131	137
Acquisition retention bonuses (4)	495	222	273	—
Total	$17,463	$8,229	$8,792	$442
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $121.3 million, including $28.6 million recorded as a reduction of long-term deferred tax assets and $92.7 million in long-term income taxes payable as of June 30, 2024. As noted in Note 14, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the timing of the outcome at this time.
(2)    For our lease commitments as of June 30, 2024, refer to Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
Share Repurchase Program
On October 29, 2020, our Board approved the 2020 Repurchase Program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by the Board in January 2015 and canceled the previous outstanding authorization. During the six months ended June 30, 2024, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed below.
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
On November 2, 2023, we entered into a share repurchase plan (the “Buying Plan”) with RBC Capital Markets, LLC (“RBCCM”). The Buying Plan was part of the 2020 Repurchase Program. Under the Buying Plan, RBCCM commenced purchases for a 12-month period starting on November 2, 2023 and ending on November 1, 2024, with a provision to terminate sooner pursuant to the Buying Plan (the “Repurchase Period”). During the Repurchase Period, RBCCM may purchase an aggregate amount of $50.0 million of our common stock, and its execution is dependent on our stock price reaching certain levels. Share repurchases shall not exceed $25.0 million in a quarter. On February 29, 2024, the Buying Plan was amended and as a result, no purchases were made from the Buying Plan during the period from March 1, 2024 to March 28, 2024, while the 2024 ASR Program was in effect. During the six months ended June 30, 2024, we repurchased approximately 0.2 million shares for approximately $13.1 million as part of the Buying Plan, which were retired and recorded as a reduction to stockholders’ equity.
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
Effective January 1, 2023, our share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of June 30, 2024, we recorded an immaterial excise tax liability on our accompanying Unaudited Condensed Consolidated Balance Sheet of this Form 10-Q.
As of June 30, 2024, there remained an outstanding authorization to repurchase approximately 6.8 million shares of our outstanding common stock under the 2020 Repurchase Program.
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
Recent Accounting Pronouncements
Refer to Note 2, “Recent Accounting Pronouncements,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of recent accounting pronouncements, including the respective expected dates of adoption.
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
Our policy specifically prohibits trading securities for the sole purpose of realizing trading profits, however, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss. Similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of June 30, 2024, we had an investment portfolio of fixed income marketable securities of $327.2 million, including cash equivalents and time deposits. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of June 30, 2024, the fair value of the portfolio would decline by approximately $1.9 million. Actual results may differ materially from this sensitivity analysis.
We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk, other than as noted

in the paragraph below. Our overseas operations consist primarily of international business operations in France, the Netherlands and the United Kingdom, design centers in Bulgaria, Canada, India, and Finland and small business development offices in China, South Korea and Taiwan. We monitor our foreign currency exposure and, as disclosed below, we have entered into foreign currency forward contracts to partially mitigate the exposure in currencies where we believed this was appropriate.
We have on occasion entered into foreign currency forward contracts (the “Contracts”) to manage our exposure related to certain foreign currency denominated monetary assets (the “Hedging Program”) and to minimize the related impact of foreign currency fluctuations on our earnings. The hedged monetary assets primarily consisted of certain euro-denominated cash and accounts receivable balances. Contracts are typically entered into at the end of a month, with an approximately one month duration at inception. As of June 30, 2024, no Contracts were outstanding and we have entered into no such contracts during 2024.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our business is dependent on distributors to service our end customers.
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
We have a high degree of revenue concentration. Our top five customers represented approximately 63% and 59% of our consolidated revenue for the six months ended June 30, 2024 and 2023, respectively. Additionally, our top five customers represented approximately 62% and 58% of our consolidated revenue for the years ended December 31, 2023 and 2022, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future. Our customers’ demand for our products may fluctuate due to factors beyond our control. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. A disruption in our relationship with any of our customers could adversely affect our business. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold or the demand for our products. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers or any significant reduction in orders from, or a shift in product mix by customers, could have a material adverse effect on our operating results and financial condition.
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
Prior to purchasing our products, our customers often require that our products undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process may continue for several months. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in third-party manufacturing processes or in customer requirements may require a new qualification process with our customers or changes to our yield or margin profiles, which may result in delays, our holding of excess or obsolete inventory, or other business challenges. After our products are qualified, it can take several months or more before the customer commences volume production of components or systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of those products to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.
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
Our business model continues to transform towards greater reliance on product revenue. We could experience a slowdown in our customers’ demand for our products in the near term; however, we anticipate our memory interface chips will contribute to continued long-term growth. If sales of our memory interface chips do not grow as anticipated, then our business could suffer as a result. Our business could be harmed if we are unable to develop and utilize new technologies that address the needs of our customers, or our competitors or customers develop and utilize new technologies more effectively or more quickly than we can. A transition by our customers to different business models could also result in reduced revenue. We cannot guarantee that we will be successful in keeping pace with all, or any, of the customer trends. Any investments made to enhance or develop new technologies that are not successful could have an adverse effect on our operating results and financial condition.
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
As a fabless semiconductor company, we purchase our inventory from third-party manufacturers in advance of selling our products. We place orders with our manufacturers based on existing and expected orders from our customers and distributors for particular products. We are also subject to increased inventory risks and costs because we build our products based on forecasts provided by our customers and distributors before receiving purchase orders for the product. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers and we are not always able to make adjustments to align with our inventory needs. Our customers and distributors may also fail to place orders or cancel orders for many reasons, including but not limited to trends in the global economy, business challenges, supply chain constraints, longer than expected inventory digestion or other changes in their business requirements. In the event that our predictions are inaccurate due to unexpected increases in orders or our manufacturers are unable to provide the inventory that we require, we may have insufficient inventory to meet our customers’ and distributors’ demands. In addition, a perceived negative trend in market conditions could lead us to decrease the manufacturing volume of our products to avoid excess inventory. If we inaccurately assess market conditions for our products, we could have insufficient inventory to meet the demands of our customers and distributors, resulting in loss of revenue. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, import/export restrictions or product returns, we may have excess inventory which, if not sold, may need to be written down or would result in a decrease in our revenue in future periods. If any of these situations were to arise, it could have a material impact on our business, financial condition and results of operations.
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
We may in the future experience periods of inventory adjustments by our customers and distributors that may adversely affect our operating results. In addition, we may not be able to expand our operations in a sufficiently timely manner, procure adequate resources and raw materials, locate suitable third-party suppliers or respond effectively to changes in demand for our existing products or to demand for new products requested by our customers and/or distributors, and our current or future business could be materially and adversely affected.
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
Our business is dependent on distributors to service our end customers.
We utilize distributors to sell primarily our memory interface chips to certain customers. We do not have long-term purchase commitments from our distributors. If a key distributor were to experience financial difficulties, including bankruptcy, this could materially impact our financial results due to potential losses from uncollectible receivables. Additionally, any oversupply of inventory at our distributors, whether due to an industry or economic downturn or other causes, could result in reduced sales in a given period, increased order push-outs, increased inventory returns and cause us to carry higher levels of inventory. This could result in us incurring charges for obsolete or excess inventory, or we may not fully recover our costs, which would reduce our gross margins. Violations of the Foreign Corrupt Practices Act, export controls and sanction laws, or similar laws, by our distributors could also have a material adverse impact on our business.

Our products may not be successful in new markets.
Various target markets for our products, such as artificial intelligence (“AI”), may develop slower than anticipated or could utilize competing technologies. The markets for some of these products depend in part upon the continued development and deployment of various other technologies, which may or may not address the needs of the users of these products. We cannot predict the size or growth rate of these markets or the market share we will achieve or maintain in these markets in the future.
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
Because we provide memory interface chips, among others, that are used in end products and systems, demand for our products is influenced by the demand for end products sold by our customers or via distributors. As a result, we may have difficulty in accurately forecasting our product revenue. Our product revenue depends on the timing, scale, and speed of introductions of new end products and systems, as well as the ongoing demand for existing end products and systems, that incorporate our products, all of which are intrinsically difficult to forecast. In addition, demand for our products is influenced by the ability of our customers and distributors to manage their inventory. If our customers and distributors do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers and distributors may vary significantly, and we may have difficulty forecasting our inventory levels, which could reduce our product revenue, result in inventory write offs, and adversely affect our financial condition and results of operations. For these reasons, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.
We may fail to meet our publicly announced guidance or other expectations about our business, which would likely cause our stock price to decline.
We provide guidance regarding our expected financial and business performance, including our anticipated future revenue, operating expenses and other financial and operation metrics. Correctly identifying the key factors affecting business conditions and predicting future events is an inherently uncertain process. Any guidance that we provide may not always be accurate, or may vary from actual results, due to our inability to correctly identify and quantify risks and uncertainties to our business and to quantify their impact on our financial performance. We offer no assurance that such guidance will ultimately be accurate, and investors should treat any such guidance with appropriate caution. If we fail to meet our guidance or if we find it necessary to revise such guidance, even if such failure or revision is seemingly insignificant, investors and analysts may lose confidence in us and the market value of our common stock could be materially adversely affected.
A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.
For the six months ended June 30, 2024 and 2023, revenue received from our international customers constituted approximately 57% and 58%, respectively, of our total consolidated revenue. Additionally, for the years ended December 31, 2023 and 2022, revenue received from our international customers constituted approximately 62% and 39%, respectively, of our total consolidated revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
•unanticipated changes in foreign government laws and regulations, including imposition of bans on sales of goods or services to one or more of our significant foreign customers;
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
Our operations and performance depend significantly on worldwide economic conditions. Current and future uncertainty in the worldwide economy due to inflation, geopolitics, major central bank policies, including interest rate increases or related changes, public health crises or other global factors, could adversely affect our business. Adverse economic conditions could also affect demand for our products and our customers’ products. If our customers experience reduced demand or excess inventory as a result of global or regional economic conditions or otherwise, this could result in reduced royalty revenue and/or product sales and our business and results of operations could be harmed. Inflationary pressures and shortages have increased, and may continue to increase, costs for materials, supplies and labor, which could cause our expenses to increase at a rate faster than our product pricing to recover such increases, which may further result in a material adverse effect on our business, financial condition or results of operations.
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
We are subject to a variety of laws and regulations in the United States, the European Union and other countries that involve, for example, user privacy, data protection and security, content and consumer protection. Privacy and data protection regimes implemented in the European Union, the United Kingdom, California and other jurisdictions have been enacted that include penalties for noncompliance that potentially could run into the tens of millions of dollars. Other jurisdictions, including numerous states, countries and the U.S. federal government, are also contemplating such legislation. Existing and potential future laws and regulations relating to these matters may require us to modify our practices with respect to the collection, use, disclosure and other processing of data. Existing and proposed laws and regulations relating to these matters can be costly and challenging to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs and subject us to claims or other remedies.
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
Our research and development and product programs are in highly competitive fields in which numerous third parties have issued patents and patent applications with claims closely related to the subject matter of our programs. We and/or our customers may be named as a defendant in lawsuits claiming that our technology infringes upon the IP rights of third parties. As we develop additional products and technology, we may face claims of infringement of various patents and other IP rights by third parties. In the event of a third-party claim or a successful infringement action against us, we may be required to pay substantial damages, to stop developing and licensing our infringing technology, to develop non-infringing technology and to obtain licenses, which could result in our paying substantial royalties or our granting of cross licenses to our technologies. We may not be able to obtain licenses from other parties at a reasonable cost, or at all, which could cause us to expend substantial resources, or result in delays in, or the cancellation of, new products. Moreover, customers and/or suppliers of our products may seek indemnification for alleged infringement of IP rights. We could be liable for direct and consequential damages and expenses, including attorneys’ fees. A future obligation to indemnify our customers and/or suppliers may harm our business, financial condition and operating results.
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
After giving effect to the ASR programs and the Buying Plan, detailed in the table below, there remained an outstanding authorization to repurchase approximately 6.8 million shares of our outstanding common stock under the 2020 Repurchase Program.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Cumulative shares repurchased as of December 31, 2023	12,120,419	$28.89	12,120,419	7,879,581
February 1, 2024 - February 29, 2024(1)	11,284	$54.73	11,284	7,868,297
March 1, 2024 - March 31, 2024(2)	805,340	$62.09	805,340	7,062,957
April 1, 2024 - April 30, 2024(1)	94,431	$49.86	94,431	6,968,526
May 1, 2024 - May 31, 2024(1)	126,305	$61.69	126,305	6,842,221
Cumulative shares repurchased as of June 30, 2024	13,157,779		13,157,779

(1)     In November 2023, we entered into a share repurchase plan (the “Buying Plan”) with RBC Capital Markets, LLC (“RBCCM”). The Buying Plan was part of the 2020 Repurchase Program. During the fourth quarter of 2023, an immaterial amount of shares was repurchased, retired and recorded as a reduction to stockholders’ equity. During the six months ended June 30, 2024, we repurchased approximately 0.2 million shares for approximately $13.1 million as part of the Buying Plan, which were retired and recorded as a reduction to stockholders’ equity.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the second quarter of 2024, no directors or officers, as defined in Rule 16a-1(f), adopted, modified, and/or terminated a “Rule 10b5-1 trading arrangement,” and no directors or officers, as defined in Rule 16a-1(f), adopted, modified, and/or terminated a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.
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

RAMBUS INC.

Date:	July 31, 2024	By:	/s/ Desmond Lynch
Desmond Lynch
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)