Form 10-Q
period 2024-09-30
RAMBUS INC
filed 2024-10-30
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 106,575,437 as of September 30, 2024.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$113,980	$94,767
Marketable securities	318,717	331,077
Accounts receivable	87,198	82,925
Unbilled receivables	30,778	50,872
Inventories	48,905	36,154
Prepaids and other current assets	12,435	34,850
Total current assets	612,013	630,645
Intangible assets, net	19,389	28,769
Goodwill	286,812	286,812
Property, plant and equipment, net	73,374	67,808
Operating lease right-of-use assets	21,039	21,497
Deferred tax assets	129,348	127,892
Income taxes receivable	104,270	88,768
Other assets	5,325	6,036
Total assets	$1,251,570	$1,258,227
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,365	$18,074
Accrued salaries and benefits	13,966	17,504
Deferred revenue	18,404	17,393
Income taxes payable	1,114	5,099
Operating lease liabilities	5,397	4,453
Other current liabilities	14,881	26,598
Total current liabilities	74,127	89,121
Long-term operating lease liabilities	24,794	26,255
Long-term income taxes payable	101,350	78,947
Other long-term liabilities	12,314	25,803
Total liabilities	212,585	220,126
Commitments and contingencies (Notes 9, 11 and 15)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; issued and outstanding: no shares at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; issued and outstanding: 106,575,437 shares at September 30, 2024 and 107,853,778 shares at December 31, 2023	107	108
Additional paid-in capital	1,255,183	1,324,796
Accumulated deficit	(215,862)	(285,534)
Accumulated other comprehensive loss	(443)	(1,269)
Total stockholders’ equity	1,038,985	1,038,101
Total liabilities and stockholders’ equity	$1,251,570	$1,258,227
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Revenue:
Product revenue	$66,394	$52,181	$173,446	$170,934
Royalties	64,105	28,857	167,961	97,698
Contract and other revenue	15,014	24,260	54,115	70,260
Total revenue	145,513	105,298	395,522	338,892
Cost of revenue:
Cost of product revenue	24,554	19,388	67,381	64,554
Cost of contract and other revenue	752	1,295	2,307	4,280
Amortization of acquired intangible assets	2,796	3,349	8,904	10,472
Total cost of revenue	28,102	24,032	78,592	79,306
Gross profit	117,411	81,266	316,930	259,586
Operating expenses (benefits):
Research and development	41,299	37,368	119,183	120,842
Sales, general and administrative	25,867	25,333	76,096	82,484
Amortization of acquired intangible assets	94	258	476	1,022
Restructuring and other charges (recoveries)	—	(100)	—	9,394
Gain on divestiture	—	(90,843)	—	(90,843)
Impairment of assets	—	10,045	1,071	10,045
Change in fair value of earn-out liability	(4,544)	(5,666)	(5,044)	8,134
Total operating expenses (benefits)	62,716	(23,605)	191,782	141,078
Operating income	54,695	104,871	125,148	118,508
Interest income and other income (expense), net	4,667	2,715	13,654	7,112
Loss on fair value adjustment of derivatives, net	—	—	—	(240)
Interest expense	(327)	(356)	(1,064)	(1,113)
Interest and other income (expense), net	4,340	2,359	12,590	5,759
Income before income taxes	59,035	107,230	137,738	124,267
Provision for (benefit from) income taxes	10,370	4,032	20,119	(151,092)
Net income	$48,665	$103,198	$117,619	$275,359
Net income per share:
Basic	$0.45	$0.95	$1.09	$2.54
Diluted	$0.45	$0.93	$1.08	$2.48
Weighted-average shares used in per share calculation:
Basic	107,235	108,317	107,681	108,412
Diluted	108,474	110,775	109,318	111,179
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Net income	$48,665	$103,198	$117,619	$275,359
Other comprehensive income (loss):
Foreign currency translation adjustment	97	(166)	(51)	164
Unrealized gain on marketable securities, net of tax	1,426	827	877	2,431
Total comprehensive income	$50,188	$103,859	$118,445	$277,954
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at June 30, 2024	107,680	$108	$1,295,277	$(264,527)	$(1,966)	$1,028,892
Net income	—	—	—	48,665	—	48,665
Foreign currency translation adjustment	—	—	—	—	97	97
Unrealized gain on marketable securities, net of tax	—	—	—	—	1,426	1,426
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	68	—	(1,623)	—	—	(1,623)
Repurchase and retirement of common stock under repurchase program (includes excise tax)	(1,173)	(1)	(50,469)	—	—	(50,470)
Stock-based compensation	—	—	11,998	—	—	11,998
Balances at September 30, 2024	106,575	$107	$1,255,183	$(215,862)	$(443)	$1,038,985

	For the Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at June 30, 2023	109,131	$109	$1,301,013	$(352,535)	$(3,029)	$945,558
Net income	—	—	—	103,198	—	103,198
Foreign currency translation adjustment	—	—	—	—	(166)	(166)
Unrealized gain on marketable securities, net of tax	—	—	—	—	827	827
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	233	—	(3,366)	—	—	(3,366)
Repurchase and retirement of common stock under repurchase program	(1,855)	(1)	(5,781)	(94,742)		(100,524)
Stock-based compensation	—	—	10,039	—	—	10,039
Balances at September 30, 2023	107,509	$108	$1,301,905	$(344,079)	$(2,368)	$955,566

	For the Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2023	107,854	$108	$1,324,796	$(285,534)	$(1,269)	$1,038,101
Net income	—	—	—	117,619	—	117,619
Foreign currency translation adjustment	—	—	—	—	(51)	(51)
Unrealized gain on marketable securities, net of tax	—	—	—	—	877	877
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	932	1	(36,866)	—	—	(36,865)
Repurchase and retirement of common stock under repurchase program (includes excise tax)	(2,211)	(2)	(65,892)	(47,947)	—	(113,841)
Stock-based compensation	—	—	33,145	—	—	33,145
Balances at September 30, 2024	106,575	$107	$1,255,183	$(215,862)	$(443)	$1,038,985

	For the Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances at December 31, 2022	107,610	$108	$1,297,408	$(513,256)	$(4,963)	$779,297
Net income	—	—	—	275,359	—	275,359
Foreign currency translation adjustment	—	—	—	—	164	164
Unrealized gain on marketable securities, net of tax	—	—	—	—	2,431	2,431
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan, net of withholding taxes	1,556	1	(30,204)	—	—	(30,203)
Repurchase and retirement of common stock under repurchase program	(1,855)	(1)	(5,781)	(94,742)	—	(100,524)
Stock-based compensation	—	—	34,477	—	—	34,477
Issuance of common stock in connection with the payment of year 1 earn-out related to the PLDA Group (“PLDA”) acquisition	198	—	5,022	—	—	5,022
Issuance of common stock in connection with the maturity of the convertible senior notes related to the settlement of the in-the-money conversion feature of the convertible senior notes	284	—	—	—	—	—
Exercise of the convertible senior note hedges in connection with the conversion of convertible senior notes and retirement of the corresponding shares	(284)	—	11,440	(11,440)	—	—
Retirement of warrants	—	—	(10,457)	—	—	(10,457)
Balances at September 30, 2023	107,509	$108	$1,301,905	$(344,079)	$(2,368)	$955,566
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$117,619	$275,359
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	33,145	34,477
Depreciation	23,000	26,608
Amortization of intangible assets	9,380	11,494
Loss on fair value adjustment of derivatives, net	—	240
Impairment of assets	1,071	10,045
Gain on divestiture	—	(90,843)
Deferred income taxes	(2,217)	(147,144)
Change in fair value of earn-out liability	(5,044)	8,134
Other	19	649
Change in operating assets and liabilities, net of effects of disposition:
Accounts receivable	(4,279)	(10,984)
Unbilled receivables	20,938	81,418
Prepaids and other current assets	(1,694)	785
Inventories	(12,751)	(13,715)
Income taxes receivable	(15,502)	(83,423)
Accounts payable	2,295	(7,436)
Accrued salaries and benefits and other liabilities	(9,666)	(7,596)
Income taxes payable	17,890	61,736
Deferred revenue	1,259	(4,783)
Operating lease liabilities	(3,848)	(4,085)
Net cash provided by operating activities	171,615	140,936
Cash flows from investing activities:
Purchases of property, plant, and equipment	(24,208)	(22,454)
Purchases of marketable securities	(278,158)	(298,289)
Maturities of marketable securities	206,861	127,467
Proceeds from sales of marketable securities	85,722	117,798
Proceeds from divestiture	—	106,347
Proceeds from sale of non-marketable equity security	22,796	—
Net cash provided by investing activities	13,013	30,869
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	3,447	6,453
Payments of taxes on restricted stock units	(40,312)	(36,656)
Payments under installment payment arrangements	(12,699)	(11,323)
Payments for settlement and repurchase of convertible senior notes	—	(10,381)
Payments for settlement of warrants	—	(10,697)
Payment of deferred purchase consideration from acquisition	(2,450)	(2,450)
Repurchase and retirement of common stock	(113,312)	(100,325)
Net cash used in financing activities	(165,326)	(165,379)
Effect of exchange rate changes on cash and cash equivalents	(89)	(163)
Net increase in cash and cash equivalents	19,213	6,263
Cash and cash equivalents at beginning of period	94,767	125,694
Cash and cash equivalents at end of period	$113,980	$131,957

Non-cash operating, investing and financing activities:
Property, plant and equipment received and accrued in accounts payable and other liabilities	$1,510	$375
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$3,331	$273
Issuance of common stock in connection with the payment of year 1 earn-out related to the PLDA acquisition	$—	$5,022
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
3. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee intellectual property (“IP”) licensing arrangements and rights to consideration for performance obligations delivered but not billed as of September 30, 2024.
The Company’s contract balances were as follows:

	As of
(In thousands)	September 30, 2024	December 31, 2023
Unbilled receivables	$34,357	$55,295
Deferred revenue	$19,346	$18,085
During the nine months ended September 30, 2024, the Company recognized $16.4 million of revenue that was included in deferred revenue as of December 31, 2023. During the nine months ended September 30, 2023, the Company recognized $19.3 million of revenue that was included in deferred revenue as of December 31, 2022.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $28.2 million as of September 30, 2024, which the Company primarily expects to recognize over the next 2 years.
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
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net income per share:
Numerator:
Net income	$48,665	$103,198	$117,619	$275,359
Denominator:
Weighted-average shares outstanding - basic	107,235	108,317	107,681	108,412
Effect of potentially dilutive common shares	1,239	2,458	1,637	2,767
Weighted-average shares outstanding - diluted	108,474	110,775	109,318	111,179
Basic net income per share	$0.45	$0.95	$1.09	$2.54
Diluted net income per share	$0.45	$0.93	$1.08	$2.48

5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the nine months ended September 30, 2024:

(In thousands)	As of December 31, 2023	Adjustments to Goodwill	As of September 30, 2024
Total goodwill	$286,812	$—	$286,812
Intangible Assets, Net
The components of the Company’s intangible assets as of September 30, 2024 and December 31, 2023 were as follows:

		As of September 30, 2024
(In thousands, except useful life)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$286,712	$(274,765)	$11,947
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,454)	42
Trademarks	3 years	300	(300)	—
In-process research and development (“IPR&D”)	Not applicable	7,400	—	7,400
Total intangible assets		$331,908	$(312,519)	$19,389

		As of December 31, 2023
(In thousands, except useful life)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$286,712	$(265,756)	$20,956
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,083)	413
Trademarks	3 years	300	(300)	—
IPR&D	Not applicable	7,400	—	7,400
Total intangible assets		$331,908	$(303,139)	$28,769
Amortization expense for intangible assets for the three and nine months ended September 30, 2024 was $2.9 million and $9.4 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2023 was $3.6 million and $11.5 million, respectively.
The estimated future amortization of intangible assets as of September 30, 2024 was as follows (in thousands):

Years Ending December 31:	Amount
2024 (remaining three months)	$2,349
2025	5,433
2026	3,744
2027	463
Total amortizable purchased intangible assets	11,989
IPR&D	7,400
Total intangible assets	$19,389
6. Segments and Major Customers
Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of September 30, 2024, the Company has a single operating and reportable segment.

Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable at September 30, 2024 and December 31, 2023, respectively, was as follows:

	As of
Customer	September 30, 2024	December 31, 2023
Customer 1	38%	49%
Customer 2	24%	13%
Customer 3	*	12%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue for the three and nine months ended September 30, 2024 and 2023, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2024	2023	2024	2023
Customer A	21%	29%	23%	26%
Customer B	21%	25%	19%	18%
Customer C	10%	*	11%	*
Customer D	14%	*	*	*
__________________________________________
*    Customer accounted for less than 10% of total revenue in the period.
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
USA	$46,315	$32,347	$153,915	$131,415
South Korea	56,129	38,228	134,931	100,985
Singapore	21,082	16,325	45,406	42,371
Other	21,987	18,398	61,270	64,121
Total	$145,513	$105,298	$395,522	$338,892

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
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of September 30, 2024
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$101,110	$101,110	$—	$—
Cash equivalents:
Money market funds	6,089	6,089	—	—
Corporate bonds, commercial paper and notes	6,781	6,781	1	(1)
Total cash equivalents	12,870	12,870	1	(1)
Total cash and cash equivalents	113,980	113,980	1	(1)
Marketable securities:
Time deposits	13,090	13,090	—	—
U.S. Government bonds and notes	180,035	179,639	428	(32)
Corporate bonds, commercial paper and notes	125,592	125,315	287	(10)
Total marketable securities	318,717	318,044	715	(42)
Total cash, cash equivalents and marketable securities	$432,697	$432,024	$716	$(43)

	As of December 31, 2023
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$88,486	$88,486	$—	$—
Cash equivalents:
Money market funds	3,790	3,790	—	—
U.S. Government bonds and notes	2,491	2,491	—	—
Total cash equivalents	6,281	6,281	—	—
Total cash and cash equivalents	94,767	94,767	—	—
Marketable securities:
U.S. Government bonds and notes	194,428	194,389	251	(212)
Corporate bonds, commercial paper and notes	136,649	136,892	162	(405)
Total marketable securities	331,077	331,281	413	(617)
Total cash, cash equivalents and marketable securities	$425,844	$426,048	$413	$(617)
Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	September 30, 2024	December 31, 2023
Cash	$101,110	$88,486
Cash equivalents	12,870	6,281
Total cash and cash equivalents	113,980	94,767
Marketable securities	318,717	331,077
Total cash, cash equivalents and marketable securities	$432,697	$425,844
The Company continues to invest in highly rated and highly liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and impairment.

The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023 are as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Less than 12 months
U.S. Government bonds and notes	$46,746	$32,454	$(32)	$(53)
Corporate bonds, commercial paper and notes	21,009	46,407	(11)	(40)
Total cash equivalents and marketable securities in a continuous unrealized loss position for less than 12 months	67,755	78,861	(43)	(93)
12 months or greater
U.S. Government bonds and notes	—	6,841	—	(159)
Corporate bonds, commercial paper and notes	—	16,619	—	(365)
Total marketable securities in a continuous unrealized loss position for 12 months or greater	—	23,460	—	(524)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$67,755	$102,321	$(43)	$(617)
The gross unrealized losses at September 30, 2024 and December 31, 2023 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate bonds, commercial paper and notes. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). The Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	September 30, 2024
Due in less than one year	$282,683
Due from one year through three years	42,815
Total	$325,498
Refer to Note 8, “Fair Value of Financial Instruments,” for a discussion regarding the fair value of the Company’s cash equivalents and marketable securities.
8. Fair Value of Financial Instruments
The following table presents the financial instruments and liabilities that are carried at fair value and summarizes their valuation by the respective pricing levels as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$6,089	$6,089	$—	$—
Time deposits	13,090	—	13,090	—
U.S. Government bonds and notes	180,035	—	180,035	—
Corporate bonds, commercial paper and notes	132,373	—	132,373	—
Total assets carried at fair value	$331,587	$6,089	$325,498	$—

	As of December 31, 2023
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$3,790	$3,790	$—	$—
U.S. Government bonds and notes	196,919	—	196,919	—
Corporate bonds, commercial paper and notes	136,649	—	136,649	—
Total available-for-sale securities	$337,358	$3,790	$333,568	$—
Liabilities carried at fair value
Earn-out liability related to the PLDA acquisition	$12,500	$—	$—	$12,500
Total liabilities carried at fair value	$12,500	$—	$—	$12,500
The Company’s liabilities related to earn-out liability were classified within Level 3 of the fair value hierarchy because the fair value was determined using significant unobservable inputs. The following table presents additional information about liabilities measured at fair value for which the Company utilizes Level 3 inputs to determine fair value, as of September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Balance as of beginning of period	$12,000	$28,600	$12,500	$14,800
Change in fair value of earn-out liability due to remeasurement	(4,544)	(5,666)	(5,044)	8,134
Change in fair value of earn-out liability due to achievement of revenue target	(7,456)	(11,534)	(7,456)	(11,534)
Balance as of end of period	$—	$11,400	$—	$11,400
For the three and nine months ended September 30, 2024 and 2023, the changes in the fair value of the earn-out liability related to the 2021 acquisition of PLDA, which was subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, and which is settled annually in shares of the Company’s common stock based on the fair value of that common stock fixed at the time the Company acquired PLDA. The fair value of the earn-out liability was remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period, and adjusted to reflect changes in the per share value of the Company’s common stock. The Company classified its liability for the contingent earn-out liability related to the PLDA acquisition within Level 3 of the fair value hierarchy because the fair value calculation included significant unobservable inputs, such as revenue forecast, revenue volatility, equity volatility and weighted-average cost of capital. During the three and nine months ended September 30, 2024, the Company remeasured the fair value of the earn-out liability, which resulted in reductions of $4.5 million and $5.0 million, respectively, in the Company’s Unaudited Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2023, the Company remeasured the fair value of the earn-out liability, which resulted in a reduction of $5.7 million and additional expenses of $8.1 million, respectively, in the Company’s Unaudited Condensed Consolidated Statements of Operations. The final earn-out was achieved as of September 30, 2024 and is expected to be fully paid during the fourth quarter of 2024.
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
During the three and nine months ended September 30, 2024 and 2023, there were no transfers of financial instruments between different categories of fair value.
9. Leases
The Company leases office space, domestically and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one year and six years. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and long-term operating lease liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. The Company does not have any finance leases.
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2024 (in thousands):

Years ending December 31,	Amount
2024 (remaining three months)	$1,723
2025	6,939
2026	7,209
2027	5,661
2028	4,549
Thereafter	8,453
Total minimum lease payments	34,534
Less: amount of lease payments representing interest	(4,343)
Present value of future minimum lease payments	30,191
Less: current obligations under leases	(5,397)
Long-term lease obligations	$24,794
As of September 30, 2024, the weighted-average remaining lease term for the Company’s operating leases was 5.4 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 7.3%.
Operating lease costs included in research and development and selling, general and administrative costs on the Unaudited Condensed Consolidated Statements of Operations were $1.4 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively. Operating lease costs included in research and development and selling, general and administrative costs on the Unaudited Condensed Consolidated Statements of Operations were $4.0 million and $4.7 million for the nine months ended September 30, 2024 and 2023, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $4.5 million and $5.2 million for the nine months ended September 30, 2024 and 2023, respectively.
10. Convertible Notes
The Company did not have any convertible notes outstanding as of September 30, 2024 and December 31, 2023.
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
Interest expense related to the convertible notes for the nine months ended September 30, 2023 was immaterial.
11. Commitments and Contingencies
As of September 30, 2024, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2024	2025	2026
Contractual obligations (1) (2)
Software licenses (3)	$13,001	$4,044	$8,520	$437
Other contractual obligations	300	31	131	138
Acquisition retention bonuses (4)	275	—	275	—
Total	$13,576	$4,075	$8,926	$575
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $126.9 million, including $25.6 million recorded as a reduction of long-term deferred tax assets and $101.3 million in long-term income taxes payable as of September 30, 2024. As noted below in Note 14, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the timing of the outcome at this time.
(2)    For the Company’s lease commitments as of September 30, 2024, refer to Note 9, “Leases.”
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
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other IP infringement or any other claim by any third party arising as a result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this may not always be possible. The fair value of the liability as of September 30, 2024 and December 31, 2023, respectively, was not material.

12. Equity Incentive Plans and Stock-Based Compensation
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2023	11,954,150
Stock options expired	1,125
Nonvested equity stock and stock units granted (1) (2)	(1,145,510)
Nonvested equity stock and stock units forfeited (1)	290,495
Total shares available for grant as of September 30, 2024	11,100,260
_________________________________________
(1)    For purposes of determining the number of shares available for grant under the 2015 Plan against the maximum number of shares authorized, each restricted stock unit granted prior to April 27, 2023 reduces the number of shares available for grant by 1.5 shares and each restricted stock unit forfeited increases shares available for grant by 1.5 shares. Each restricted stock unit granted on or after April 27, 2023 reduces the number of shares available for grant by 1.0 share and each restricted stock unit forfeited increases shares available for grant by 1.0 share.
(2)     Amount includes approximately 0.1 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in the second quarter of 2024 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.
General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the nine months ended September 30, 2024 and information regarding stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2024.

	Options Outstanding
(In thousands, except shares, per share amounts and years)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	124,732	$11.60
Options exercised	(33,607)	$9.42		$1,102
Options expired	(1,125)	$8.76
Outstanding and vested as of September 30, 2024	90,000	$12.45	3.79	$2,679
Employee Stock Purchase Plan
Under the 2015 Employee Stock Purchase Plan (“2015 ESPP”) the Company issued 69,828 shares at a price of $44.84 and 120,569 shares at a price of $27.91 per share during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, approximately 2.3 million shares under the 2015 ESPP remained available for issuance.
Stock-Based Compensation
For the nine months ended September 30, 2024 and 2023, the Company maintained stock plans covering a broad range of potential equity grants, including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock Options
There were no stock options granted during the nine months ended September 30, 2024 and 2023, respectively. All compensation cost net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans had been fully recognized as of December 31, 2023. There was no stock-based compensation expense related to stock options for the nine months ended September 30, 2024. Stock-based compensation expense related to stock options was immaterial for the nine months ended September 30, 2023.

Employee Stock Purchase Plan
For the three and nine months ended September 30, 2024 the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.4 million and $1.4 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense related to the 2015 ESPP of $0.5 million and $1.5 million, respectively. As of September 30, 2024, there was $0.1 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over one month.
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. During the three and nine months ended September 30, 2024, the Company granted nonvested equity stock units totaling approximately 0.1 million and 1.0 million shares, respectively. During the three months ended September 30, 2023, the Company granted an immaterial amount of nonvested equity stock units. During the nine months ended September 30, 2023, the Company granted nonvested equity stock units totaling approximately 1.2 million shares. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the three and nine months ended September 30, 2024, the nonvested equity stock units granted were valued at the date of grant giving them a fair value of approximately $4.1 million and $59.8 million, respectively. For the three and nine months ended September 30, 2023, the nonvested equity stock units granted were valued at the date of grant giving them a fair value of approximately $2.1 million and $57.3 million, respectively. During the second quarter of 2024, as part of its updated annual grant process, the Company granted performance unit awards to certain company executive officers with vesting subject to the achievement of certain performance and/or market conditions. During the first quarter of 2023, as part of its previous annual grant process, the Company granted performance unit awards to certain company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third or fourth anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense of approximately $11.6 million and $31.8 million, respectively, related to all outstanding nonvested equity stock grants. For the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of approximately $9.5 million and $32.9 million, respectively, related to all outstanding nonvested equity stock grants.
Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $81.2 million as of September 30, 2024. This amount is expected to be recognized over a weighted-average period of 2.0 years.
The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2024:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2023	3,430,192	$32.90
Granted	1,000,828	$59.76
Vested	(1,226,610)	$26.59
Forfeited	(207,877)	$36.91
Nonvested at September 30, 2024	2,996,533	$44.17
13. Stockholders’ Equity
Share Repurchase Program
On October 29, 2020, the Company’s board of directors (the “Board”) approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the nine months ended September 30, 2024, the Company repurchased shares of its common stock under the 2020 Repurchase Program as discussed below.

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
On November 2, 2023, the Company entered into a share repurchase plan (the “Buying Plan”) with RBC Capital Markets, LLC (“RBCCM”). The Buying Plan was part of the 2020 Repurchase Program. Under the Buying Plan, RBCCM commenced purchases for a 12-month period starting on November 2, 2023 and ending on November 1, 2024, with a provision to terminate sooner pursuant to the Buying Plan (the “Repurchase Period”). During the first quarter of 2024, the Buying Plan was amended and as a result, no purchases were made from the Buying Plan during the period from March 1, 2024 to March 28, 2024, while the 2024 ASR Program was in effect. During the third quarter of 2024, the Buying Plan was further amended to allow RBCCM to purchase an aggregate amount of $100.0 million of the Company’s common stock during the Repurchase Period, not to exceed $50.0 million in a quarter. The execution of share repurchases is dependent on the Company’s stock price reaching certain levels. During the nine months ended September 30, 2024, the Company repurchased approximately 1.4 million shares for approximately $63.1 million as part of the Buying Plan, which were retired and recorded as a reduction to stockholders’ equity.
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
Effective January 1, 2023, the Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of September 30, 2024, the Company recorded an immaterial excise tax liability on its accompanying Unaudited Condensed Consolidated Balance Sheet.
As of September 30, 2024, there remained an outstanding authorization to repurchase approximately 5.7 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.
The Company records share repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock in accordance with its accounting policy.
14. Income Taxes
The Company recorded a provision for income taxes of $10.4 million and $4.0 million for the three months ended September 30, 2024 and 2023, respectively, and a provision for (benefit from) income taxes of $20.1 million and $(151.1) million for the nine months ended September 30, 2024 and 2023, respectively. The provision for income taxes for the three and nine months ended September 30, 2024 was primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2024, offset by tax benefits from excess stock-based compensation deductions. The provision for income taxes for the three months ended September 30, 2023 was primarily driven by foreign withholding taxes and adjustments to the valuation allowance release on U.S. deferred tax assets due to a change in forecasted taxable income and expense, offset by tax benefits from excess stock-based compensation deductions. The benefit from income taxes for the nine months ended September 30, 2023 was primarily driven by the valuation allowance release on U.S. deferred tax assets, as well as tax benefits from excess stock-based compensation deductions, offset by foreign withholding taxes.
During the three months ended September 30, 2024 and 2023, the Company paid foreign withholding taxes of $5.1 million and $5.4 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company paid foreign withholding taxes of $15.5 million and $15.8 million, respectively.
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
As of December 31, 2023, the Company had $185.7 million of unrecognized tax benefits, including $31.7 million recorded as a reduction of long-term deferred tax assets, $75.0 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $78.9 million recorded to long-term income taxes payable. As of September 30, 2024, the Company had approximately $201.9 million of unrecognized tax benefits, including $25.6 million recorded as a reduction of long-term deferred tax assets, $75.0 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $101.3 million recorded in long-term income taxes payable. As a result of recent court rulings in South Korea, the Company has determined that it may be entitled to refund claims for foreign taxes previously withheld from licensees in South Korea. If the Company is successful in recovering the $177.8 million of refundable withholding taxes from South Korea, the refund will result in an offsetting reduction in U.S. foreign tax credits. The Company recognizes there are numerous risks and uncertainties associated with the ultimate collection of this refund. The Company previously maintained an offsetting reserve for the entire amount of refundable withholding taxes previously withheld in South Korea. During the year ended December 31, 2023, the Company concluded it is more likely than not it will recover withholding taxes withheld during the past five years and accordingly filed a claim in October 2023 for refund of certain refundable withholding taxes, and recorded an income taxes receivable of $82.7 million with an offsetting long-term income taxes payable of $72.6 million and a reduction in long-term deferred tax assets of $10.1 million for the reduction in U.S. foreign tax credits. The Company has recorded a receivable for the portion of withholding taxes paid subsequent to the third quarter of 2023 for which it intends to file a future refund claim. For the periods prior to the fourth quarter of 2018, the Company has not recorded a receivable because the Company does not believe recovery of those taxes would be more likely than not if a refund claim were submitted. The Company continues to evaluate the potential for recovery of these taxes and has therefore established an offsetting reserve for the entire amount of potentially refundable withholding taxes previously withheld in South Korea, for which a claim for refund has not been submitted.
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

16. Restructuring and Other Charges
2023 Restructuring Plan
In June 2023, the Company initiated a restructuring program to reduce overall expenses, which was expected to improve future profitability by reducing the Company’s overall spending (the “2023 Restructuring Plan”). In connection with this restructuring program, the Company initiated a plan resulting in a reduction of 42 employees. During the nine months ended September 30, 2023, the Company recorded charges of approximately $9.4 million to “Restructuring and other charges (recoveries)” in its Unaudited Condensed Consolidated Statement of Operations, related to the reduction in workforce, as well as write-downs of obligations related to certain IP development costs and software licenses for engineering development tools. The 2023 Restructuring Plan was materially completed in the fourth quarter of 2023.
During the nine months ended September 30, 2024, the Company did not initiate any restructuring programs.
17. Divestiture
2023 Divestiture
In July 2023, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Cadence Design Systems, Inc. (the “Purchaser”), pursuant to which the Company agreed to sell certain assets and the Purchaser agreed to assume certain liabilities from the Company, in each case with respect to the Company’s PHY IP group, for $110.0 million in cash, subject to certain adjustments and certain closing conditions (the “Transaction”). The decision to sell this portion of our business reflects the evolution of the Company’s core semiconductor business to focus on the development of digital IP and chips, including novel memory solutions for high-performance computing, to support the continued advancement of the data center and artificial intelligence.
The Transaction was completed on September 6, 2023 and resulted in net proceeds of approximately $106.3 million, which consisted of the initial selling price of $110.0 million, offset by approximately $3.7 million related to certain purchase price adjustments. The Company recognized a net gain on divestiture of the PHY IP group in the Unaudited Condensed Consolidated Statements of Operations of approximately $90.8 million during the three and nine months ended September 30, 2023. Transaction costs of approximately $1.4 million were included in the net gain of $90.8 million.
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
Executive Summary
We delivered strong results during the third quarter of 2024, driven by continued demand for our memory interface chips and stability from our royalty revenue. As part of the ongoing execution of our industry-leading product roadmap, we added the DDR5 Client Clock Driver to our product portfolio.

Key third quarter 2024 financial results included:
•Revenue of $145.5 million;
•Operating expenses of $62.7 million; and
•Net cash provided by operating activities of $62.1 million.
Operational Highlights
Revenue Sources
Our consolidated revenue is comprised of product revenue, royalties and contract and other revenue.
Product revenue consists primarily of memory interface chips. Our memory interface chips are sold directly and through distributors to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 46% and 44% of our consolidated revenue for the three and nine months ended September 30, 2024, as compared to 50% for both the three and nine months ended September 30, 2023.

Royalty revenue is derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in term up to ten years and may define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies, such as AMD, Broadcom, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, Nuvoton, NVIDIA, Phison, Qualcomm, Samsung, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital and Winbond, have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Additionally, from time to time, we enter into agreements to sell certain patent assets under agreements which may also include subsequent profit-sharing. The sale of these patents, as well as the subsequent profit-sharing, are included as part of our royalty revenue. Revenue from royalties accounted for 44% and 42% of our consolidated revenue for the three and nine months ended September 30, 2024, as compared to 27% and 29% for the three and nine months ended September 30, 2023.
Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other revenue include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 10% and 14% of our consolidated revenue for the three and nine months ended September 30, 2024, as compared to 23% and 21% of our consolidated revenue for the three and nine months ended September 30, 2023. The decreases for both the three and nine months ended September 30, 2024 as compared to the same periods in 2023 were primarily attributed to the sale of our PHY IP group in the third quarter of 2023.
Costs and Expenses
Cost of product revenue increased approximately $5.2 million for the three months ended September 30, 2024 as compared to the same period in 2023. Cost of product revenue increased approximately $2.8 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The increases in both periods were primarily due to higher sales volumes of our memory interface chips.
Cost of contract and other revenue decreased approximately $0.5 million for the three months ended September 30, 2024 as compared to the same period in 2023. Cost of contract and other revenue decreased approximately $2.0 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The decreases in both periods were primarily due to lower engineering services associated with the contracts.
Total research and development expenses for the three months ended September 30, 2024 increased approximately $3.9 million as compared to the same period in 2023, primarily due to increases in prototyping costs of $2.0 million, stock-based compensation expenses of $1.3 million, headcount-related expenses of $0.8 million and facility expenses of $0.6 million, offset by a decrease in software EDA tool subscriptions of $1.1 million. Total research and development expenses for the nine months ended September 30, 2024 decreased approximately $1.6 million as compared to the same period in 2023, primarily due to decreases in software EDA tool subscriptions of $4.7 million, consulting expenses of $1.6 million, headcount-related expenses of $1.4 million, depreciation expense of $0.7 million and retention bonus expense related to acquisitions of $0.6 million, offset by increases in prototyping costs of $3.4 million, lower engineering costs allocated to cost of revenue of $2.0 million, facility costs of $1.9 million and stock-based compensation expenses of $0.7 million. The fluctuations in both periods are primarily driven by growth in our research and development initiatives, offset by decreases attributable to the sale of our PHY IP group in the third quarter of 2023.

Total sales, general and administrative expenses for the three months ended September 30, 2024 increased approximately $0.6 million as compared to the same period in 2023, primarily due to increases in consulting expenses of $0.7 million, stock-based compensation expenses of $0.7 million and headcount-related expenses of $0.5 million, offset by decreases in rent and facility expenses of $0.8 million and sales and marketing activities of $0.8 million. Total sales, general and administrative expenses for the nine months ended September 30, 2024 decreased approximately $6.4 million as compared to the same period in 2023, primarily due to decreases in rent and facility expenses of $3.3 million, stock-based compensation expenses of $1.9 million, sales and marketing activities of $0.7 million and headcount-related costs of $0.5 million, offset by increases in consulting expenses of $1.0 million and acquisition-related costs of $0.8 million.
Intellectual Property
As of September 30, 2024, our semiconductor, security and other technologies are covered by 2,241 U.S. and foreign patents. Additionally, we have 522 patent applications pending in various countries. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.
Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of security solutions, the use and adoption of our inventions or technologies generally, industry consolidation and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers represented approximately 69% and 64% of our consolidated revenue for the three and nine months ended September 30, 2024, as compared to 63% and 59% for the three and nine months ended September 30, 2023, respectively. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 68% and 61% of our consolidated revenue for the three and nine months ended September 30, 2024, as compared to 69% and 61% for the three and nine months ended September 30, 2023. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is predominantly denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
The royalties we receive from our semiconductor customers are partly a function of the adoption of our technologies by system companies. Many system companies purchase semiconductors containing our technologies from our customers and do not have a direct contractual relationship with us. Our customers generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. Several of our licensees have renewed or extended their license agreements with us during the nine months ended September 30, 2024, including Kioxia, Marvell and Nanya.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Product revenue	45.6%	49.6%	43.9%	50.5%
Royalties	44.1%	27.4%	42.5%	28.8%
Contract and other revenue	10.3%	23.0%	13.6%	20.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	16.9%	18.4%	17.0%	19.0%
Cost of contract and other revenue	0.5%	1.2%	0.6%	1.3%
Amortization of acquired intangible assets	1.9%	3.2%	2.3%	3.1%
Total cost of revenue	19.3%	22.8%	19.9%	23.4%
Gross profit	80.7%	77.2%	80.1%	76.6%
Operating expenses (benefits):
Research and development	28.4%	35.5%	30.1%	35.6%
Sales, general and administrative	17.8%	24.1%	19.2%	24.3%
Amortization of acquired intangible assets	0.1%	0.3%	0.1%	0.3%
Restructuring and other charges (recoveries)	—%	(0.1)%	—%	2.8%
Gain on divestiture	—%	(86.3)%	—%	(26.8)%
Impairment of assets	—%	9.5%	0.3%	3.0%
Change in fair value of earn-out liability	(3.1)%	(5.4)%	(1.3)%	2.4%
Total operating expenses (benefits)	43.2%	(22.4)%	48.4%	41.6%
Operating income	37.5%	99.6%	31.7%	35.0%
Interest income and other income (expense), net	3.2%	2.5%	3.4%	2.1%
Loss on fair value adjustment of derivatives, net	—%	—%	—%	(0.1)%
Interest expense	(0.2)%	(0.3)%	(0.3)%	(0.3)%
Interest and other income (expense), net	3.0%	2.2%	3.1%	1.7%
Income before income taxes	40.5%	101.8%	34.8%	36.7%
Provision for (benefit from) income taxes	7.1%	3.8%	5.1%	(44.6)%
Net income	33.4%	98.0%	29.7%	81.3%

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Total revenue:
Product revenue	$66.4	$52.2	27.2%	$173.4	$170.9	1.5%
Royalties	64.1	28.9	122.1%	168.0	97.7	71.9%
Contract and other revenue	15.0	24.2	(38.1)%	54.1	70.3	(23.0)%
Total revenue	$145.5	$105.3	38.2%	$395.5	$338.9	16.7%
Product Revenue
Product revenue consists of revenue from the sale of memory and security products.
Product revenue increased approximately $14.2 million for the three months ended September 30, 2024 as compared to the same period in 2023. Product revenue increased approximately $2.5 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The increases in both periods were primarily due to higher sales of our memory interface chips.

Growth in our product revenue is dependent on, among other things, the industry transition to a new generation of memory, as well as our ability to continue to obtain orders from customers, meet our customers’ demands and mitigate any supply chain and economic disruption.
Royalties
Royalty revenue, which includes patent and technology license royalties, increased approximately $35.2 million for the three months ended September 30, 2024 as compared to the same period in 2023. Our royalty revenue increased approximately $70.3 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The increases in both periods were primarily due to the timing and structure of license agreements and renewals.
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
Contract and Other Revenue
Contract and other revenue consist of revenue from technology development projects. Contract and other revenue decreased approximately $9.2 million for the three months ended September 30, 2024 as compared to the same period in 2023. Contract and other revenue decreased approximately $16.2 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The decreases for both the three and nine months ended September 30, 2024 as compared to the same periods in 2023 were primarily attributed to the sale of our PHY IP group in the third quarter of 2023.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.
Cost of Product Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Cost of product revenue	$24.6	$19.4	26.6%	$67.4	$64.6	4.4%
Cost of product revenue includes costs attributable to the sale of memory and security products. Cost of product revenue increased approximately $5.2 million for the three months ended September 30, 2024 as compared to the same period in 2023. Cost of product revenue increased approximately $2.8 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The increases in both periods were primarily due to higher sales volumes of our memory interface chips.
In the near term, we expect costs of product revenue to fluctuate due to changes in product mix and the timing of orders.
Cost of Contract and Other Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Cost of contract and other revenue	$0.8	$1.3	(41.9)%	$2.3	$4.3	(46.1)%
Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue decreased approximately $0.5 million for the three months ended September 30, 2024 as compared to the same period in 2023. Cost of contract and other revenue decreased approximately $2.0 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The decreases in both periods were primarily due to lower engineering services associated with the contracts.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.

Research and Development Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Research and development expenses:
Research and development expenses, excluding stock-based compensation	$37.1	$34.5	7.5%	$107.3	$109.6	(2.1)%
Stock-based compensation	4.2	2.9	46.4%	11.9	11.2	5.9%
Total research and development expenses	$41.3	$37.4	10.5%	$119.2	$120.8	(1.4)%
Research and development expenses are those expenses incurred for the development of applicable technologies.
Total research and development expenses for the three months ended September 30, 2024 increased approximately $3.9 million as compared to the same period in 2023, primarily due to increases in prototyping costs of $2.0 million, stock-based compensation expenses of $1.3 million, headcount-related expenses of $0.8 million and facility expenses of $0.6 million, offset by a decrease in software EDA tool subscriptions of $1.1 million.
Total research and development expenses for the nine months ended September 30, 2024 decreased approximately $1.6 million as compared to the same period in 2023, primarily due to decreases in software EDA tool subscriptions of $4.7 million, consulting expenses of $1.6 million, headcount-related expenses of $1.4 million, depreciation expense of $0.7 million and retention bonus expense related to acquisitions of $0.6 million, offset by increases in prototyping costs of $3.4 million, lower engineering costs allocated to cost of revenue of $2.0 million, facility costs of $1.9 million and stock-based compensation expenses of $0.7 million. The fluctuations in both periods are primarily driven by growth in our research and development initiatives, offset by decreases attributable to the sale of our PHY IP group in the third quarter of 2023.

We will continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.
Sales, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses, excluding stock-based compensation	$18.2	$18.3	(0.6)%	$55.2	$59.7	(7.5)%
Stock-based compensation	7.7	7.0	9.3%	20.9	22.8	(8.5)%
Total sales, general and administrative expenses	$25.9	$25.3	2.1%	$76.1	$82.5	(7.7)%
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
Total sales, general and administrative expenses for the three months ended September 30, 2024 increased approximately $0.6 million as compared to the same period in 2023, primarily due to increases in consulting expenses of $0.7 million, stock-based compensation expenses of $0.7 million and headcount-related expenses of $0.5 million, offset by decreases in rent and facility expenses of $0.8 million and sales and marketing activities of $0.8 million.
Total sales, general and administrative expenses for the nine months ended September 30, 2024 decreased approximately $6.4 million as compared to the same period in 2023, primarily due to decreases in rent and facility expenses of $3.3 million, stock-based compensation expenses of $1.9 million, sales and marketing activities of $0.7 million and headcount-related costs of $0.5 million, offset by increases in consulting expenses of $1.0 million and acquisition-related costs of $0.8 million.

In the future, sales, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, acquisition, and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period.
Amortization of Acquired Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$2.8	$3.3	(16.5)%	$8.9	$10.5	(15.0)%
Amortization of acquired intangible assets included in total operating expenses	0.1	0.3	(63.6)%	0.5	1.0	(53.4)%
Total amortization of acquired intangible assets	$2.9	$3.6	(19.9)%	$9.4	$11.5	(18.4)%
Amortization expense is related to various acquired IP.
Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the three and nine months ended September 30, 2024 decreased by approximately $0.7 million and $2.1 million, respectively, as compared to the same periods in 2023. The decreases in both periods were primarily due to the divestiture of our PHY IP group in the third quarter of 2023, which resulted in the disposal of approximately $7.4 million of net intangible assets, as well as a reduction of our amortization expense as intangibles become fully amortized.
Restructuring and Other Charges (Recoveries)

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Restructuring and other charges (recoveries)	$—	$(0.1)	(100.0)%	$—	$9.4	(100.0)%
In June 2023, we initiated a restructuring program to reduce overall expenses to improve future profitability by reducing our overall spending (the “2023 Restructuring Plan”). In connection with this restructuring program, we initiated a plan resulting in a reduction of 42 employees. During the nine months ended September 30, 2023, we recorded charges of approximately $9.4 million, which included an immaterial recovery of costs during the three months ended September 30, 2023, related to the reduction in workforce, as well as write-downs of obligations related to certain IP development costs and software licenses for engineering development tools. The 2023 Restructuring Plan was substantially completed in the fourth quarter of 2023. Refer to Note 16, “Restructuring and Other Charges” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.
During the nine months ended September 30, 2024, we did not initiate any restructuring programs.
Gain on Divestiture

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Gain on divestiture	$—	$(90.8)	(100.0)%	$—	$(90.8)	(100.0)%
In July 2023, we entered into an asset purchase agreement (the “Purchase Agreement”) with Cadence Design Systems, Inc. (the “Purchaser”), pursuant to which we agreed to sell certain assets and the Purchaser agreed to assume certain liabilities from us, in each case with respect to our PHY IP group. The decision to sell this portion of our business reflected the ongoing review of our core semiconductor business to focus on our development of digital IP and chips, including novel memory solutions for high-performance computing, to support the continued evolution of the data center and AI.
Consequently, we recognized a gain of approximately $90.8 million during the three and nine months ended September 30, 2023. Refer to Note 17, “Divestiture,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Impairment of Assets

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Impairment of assets	$—	$10.0	(100.0)%	$1.1	$10.0	(89.3)%
During the nine months ended September 30, 2024, we recorded a charge of approximately $1.1 million in our Unaudited Condensed Consolidated Statement of Operations of this Form 10-Q, related to the write-off of certain fixed assets no longer in use and for which we determined they had no alternate economic use.
Concurrent with the sale of our PHY IP group to Cadence in the third quarter of 2023, we recorded a charge of approximately $10.0 million in our Unaudited Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2023. The charge was primarily related to the accelerated amortization of software licenses that were not part of the PHY IP disposal group, but where acceleration was warranted due to the lower headcount and corresponding excess capacity for such licenses. Refer to Note 17, “Divestiture,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for additional information.
Change in Fair Value of Earn-Out Liability

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Change in fair value of earn-out liability	$(4.5)	$(5.7)	(19.8)%	$(5.0)	$8.1	(162.0)%
The changes in the fair value of the earn-out liability related to the 2021 acquisition of the PLDA Group (“PLDA”), which was subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, and settled annually in shares of our common stock based on the fair value of that common stock fixed at the time we acquired PLDA. The fair value of the earn-out liability was remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period, and adjusted to reflect changes in the per share value of our common stock.
During the three and nine months ended September 30, 2024, we remeasured the fair value of the earn-out liability, which resulted in reductions of $4.5 million and $5.0 million, respectively, in our Unaudited Condensed Consolidated Statements of Operations of this Form 10-Q. During the three and nine months ended September 30, 2023, we remeasured the fair value of the earn-out liability, which resulted in a reduction of $5.7 million and additional expenses of $8.1 million, respectively, in our Unaudited Condensed Consolidated Statements of Operations of this Form 10-Q. The final earn-out was achieved as of September 30, 2024 and is expected to be fully paid during the fourth quarter of 2024.

Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Interest income and other income (expense), net	$4.7	$2.7	71.9%	$13.7	$7.1	92.0%
Loss on fair value adjustment of derivatives, net	—	—	—%	—	(0.2)	(100.0)%
Interest expense	(0.3)	(0.3)	(8.1)%	(1.1)	(1.1)	(4.4)%
Interest and other income (expense), net	$4.4	$2.4	84.0%	$12.6	$5.8	118.6%

Interest income and other income (expense), net, includes interest income from our investment portfolio and from the significant financing component of licensing agreements, as well as any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies. For the three months ended September 30, 2024 and 2023, interest income and other income (expense), net, consisted primarily of interest income of $4.8 million and $2.5 million, respectively, generated from our investment portfolio. For the nine months ended September 30, 2024 and 2023, interest income and other income (expense), net, consisted primarily of interest income of $13.6 million and $6.4 million, respectively, generated from our investment portfolio. The increases in interest income and other income (expense), net, for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 were primarily due to higher interest rates within our investment portfolio, which generated a higher interest income.

The $0.2 million loss on fair value adjustment of derivatives, net, related to the settlement of the remaining outstanding warrants in the first quarter of 2023.
Interest expense consists primarily of interest expense associated with long-term software licenses. Interest expense remained flat for the three and nine months ended September 30, 2024 and 2023.
Provision for (Benefit from) Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,		Change in	September 30,		Change in
(Dollars in millions)	2024	2023	Percentage	2024	2023	Percentage
Provision for (benefit from) income taxes	$10.4	$4.0	157.2%	$20.1	$(151.1)	(113.3)%
Effective tax rate	17.6%	3.8%		14.6%	(121.6)%
Our provision for income taxes for the three and nine months ended September 30, 2024 was primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2024, offset by tax benefits from excess stock-based compensation deductions. Our provision for income taxes for the three and nine months ended September 30, 2024 reflected an effective tax rate of 17.6% and 14.6%, respectively. The provision for income taxes for the three months ended September 30, 2023 was primarily driven by foreign withholding taxes and adjustments to the valuation allowance release on our U.S. deferred tax assets due to a change in forecasted taxable income and expense, offset by tax benefits from excess stock-based compensation deductions. The benefit from income taxes for the nine months ended September 30, 2023 was primarily driven by the valuation allowance release on our U.S. deferred tax assets, as well as tax benefits from excess stock-based compensation deductions, offset by foreign withholding taxes. Our income tax provision (benefit) for the three and nine months ended September 30, 2023 reflected an effective tax rate of 3.8% and (121.6)%, respectively. Our effective tax rate for the three and nine months ended September 30, 2024, differed from the U.S. statutory rate primarily due to tax benefits from excess stock-based compensation deductions. Our effective tax rate for the three and nine months ended September 30, 2023, differed from the U.S. statutory rate primarily due to the valuation allowance release on our U.S. deferred tax assets.
During the three months ended September 30, 2024 and 2023, we paid foreign withholding taxes of $5.1 million and $5.4 million, respectively. During the nine months ended September 30, 2024 and 2023, we paid foreign withholding taxes of $15.5 million and $15.8 million, respectively.
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

Liquidity and Capital Resources

	As of
(In millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$114.0	$94.8
Marketable securities	318.7	331.0
Total cash, cash equivalents and marketable securities	$432.7	$425.8

	Nine Months Ended
	September 30,
(In millions)	2024	2023
Net cash provided by operating activities	$171.6	$140.9
Net cash provided by investing activities	$13.0	$30.9
Net cash used in financing activities	$(165.3)	$(165.4)
Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the nine months ended September 30, 2024, were funded primarily from cash collected from our customers.
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
To provide us with more flexibility in returning capital to our stockholders, on October 29, 2020, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by our Board in January 2015 and canceled the previous outstanding authorization. During the nine months ended September 30, 2024, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed in the “Share Repurchase Program” section below.
Operating Activities
Cash provided by operating activities of $171.6 million for the nine months ended September 30, 2024, was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the nine months ended September 30, 2024 primarily included decreases in unbilled receivables and prepaids and other current assets and an increase in income taxes payable, offset by increases in income taxes receivable, inventories and accounts receivable, and a decrease in accrued salaries and benefits.
Cash provided by operating activities of $140.9 million for the nine months ended September 30, 2023, was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the nine months ended September 30, 2023 primarily included a decrease in unbilled receivables and an increase in income taxes payable, offset by increases in income taxes receivable, inventories and accounts receivable, as well as decreases in accounts payable, accrued salaries and benefits and deferred revenue.
Investing Activities
Cash provided by investing activities of $13.0 million for the nine months ended September 30, 2024, consisted of proceeds from the maturities and sales of available-for-sale marketable securities of $206.9 million and $85.7 million, respectively, and net proceeds from the sale of a non-marketable equity security of $22.8 million, offset by purchases of available-for-sale marketable securities of $278.2 million, and $24.2 million paid to acquire property, plant and equipment.

Cash provided by investing activities of $30.9 million for the nine months ended September 30, 2023, consisted of proceeds from the maturities and sales of available-for-sale marketable securities of $127.5 million and $117.8 million, respectively, and net proceeds from the sale of our PHY IP group of $106.3 million, offset by purchases of available-for-sale marketable securities of $298.3 million and $22.5 million paid to acquire property, plant and equipment.
Financing Activities
Cash used in financing activities of $165.3 million for the nine months ended September 30, 2024, was primarily due to an aggregate payment of $113.3 million as part of our 2024 ASR program and the Buying Plan (includes $0.2 million in fees related to the ASR program), $40.3 million in payments of taxes on restricted stock units, and $12.7 million paid under installment payment arrangements to acquire fixed assets, offset by $3.4 million in proceeds from the issuance of common stock under equity incentive plans.
Cash used in financing activities of $165.4 million for the nine months ended September 30, 2023, was primarily due to an aggregate payment of $100.3 million as part of our 2023 ASR program (includes $0.3 million in fees related to the ASR program), $36.7 million in payments of taxes on restricted stock units, $11.3 million paid under installment payment arrangements to acquire fixed assets, $10.7 million paid for the retirement of the remaining outstanding warrants, and $10.4 million in aggregate principal amount paid upon maturity of the remaining outstanding 2023 Notes, offset by $6.5 million in proceeds from the issuance of common stock under equity incentive plans.
Contractual Obligations
As of September 30, 2024, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2024	2025	2026
Contractual obligations (1) (2)
Software licenses (3)	$13,001	$4,044	$8,520	$437
Other contractual obligations	300	31	131	138
Acquisition retention bonuses (4)	275	—	275	—
Total	$13,576	$4,075	$8,926	$575
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $126.9 million, including $25.6 million recorded as a reduction of long-term deferred tax assets and $101.3 million in long-term income taxes payable as of September 30, 2024. As noted in Note 14, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the timing of the outcome at this time.
(2)    For our lease commitments as of September 30, 2024, refer to Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
Share Repurchase Program
On October 29, 2020, our Board approved the 2020 Repurchase Program authorizing the repurchase of up to an aggregate of 20.0 million shares. Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by the Board in January 2015 and canceled the previous outstanding authorization. During the nine months ended September 30, 2024, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed below.
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
On November 2, 2023, we entered into a share repurchase plan (the “Buying Plan”) with RBC Capital Markets, LLC (“RBCCM”). The Buying Plan was part of the 2020 Repurchase Program. Under the Buying Plan, RBCCM commenced purchases for a 12-month period starting on November 2, 2023 and ending on November 1, 2024, with a provision to terminate sooner pursuant to the Buying Plan (the “Repurchase Period”). During the first quarter of 2024, the Buying Plan was amended and as a result, no purchases were made from the Buying Plan during the period from March 1, 2024 to March 28, 2024, while the 2024 ASR Program was in effect. During the third quarter of 2024, the Buying Plan was further amended to allow RBCCM to purchase an aggregate amount of $100.0 million of our common stock, not to exceed $50.0 million in a quarter. The execution of share repurchases is dependent on our stock price reaching certain levels. During the nine months ended September 30, 2024, we repurchased approximately 1.4 million shares for approximately $63.1 million as part of the Buying Plan, which were retired and recorded as a reduction to stockholders’ equity.

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
Effective January 1, 2023, our share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of September 30, 2024, we recorded an immaterial excise tax liability on our accompanying Unaudited Condensed Consolidated Balance Sheet of this Form 10-Q.
As of September 30, 2024, there remained an outstanding authorization to repurchase approximately 5.7 million shares of our outstanding common stock under the 2020 Repurchase Program.
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
Our policy specifically prohibits trading securities for the sole purpose of realizing trading profits, however, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss. Similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of September 30, 2024, we had an investment portfolio of fixed income marketable securities of $331.6 million, including cash equivalents and time deposits. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of September 30, 2024, the fair value of the portfolio would decline by approximately $1.7 million. Actual results may differ materially from this sensitivity analysis.
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
We have on occasion entered into foreign currency forward contracts (the “Contracts”) to manage our exposure related to certain foreign currency denominated monetary assets (the “Hedging Program”) and to minimize the related impact of foreign currency fluctuations on our earnings. The hedged monetary assets primarily consisted of certain euro-denominated cash and accounts receivable balances. Contracts are typically entered into at the end of a month, with an approximately one month duration at inception. As of September 30, 2024, no Contracts were outstanding and we have entered into no such contracts during 2024.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
•We may not be successful with new product introduction and/or expanding into new markets.
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
•Our operations are subject to the effects of inflation.
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
In addition, our efforts to introduce new products and/or expand into new markets subject us to additional risks. We may have limited or no experience in new products and markets, and our customers may not adopt our new offerings and/or new customers may not adopt our offerings. These and other new offerings may present new and difficult challenges, which could negatively affect our operating results.
Much of our revenue is concentrated in a few customers, and if we lose any of these customers through contract terminations, acquisitions or other means, our revenue may decrease substantially.
We have a high degree of revenue concentration. Our top five customers represented approximately 64% and 59% of our consolidated revenue for the nine months ended September 30, 2024 and 2023, respectively. Additionally, our top five customers represented approximately 62% and 58% of our consolidated revenue for the years ended December 31, 2023 and

2022, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future. Our customers’ demand for our products may fluctuate due to factors beyond our control. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. A disruption in our relationship with any of our customers could adversely affect our business. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold or the demand for our products. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers or any significant reduction in orders from, or a shift in product mix by customers, could have a material adverse effect on our operating results and financial condition.
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
We continue to negotiate with customers and prospective customers to enter into license agreements. Any future agreement may trigger our obligation to offer comparable terms or modifications to agreements with our existing customers, which may be less favorable to us than the existing license terms. We expect licensing fees will continue to vary based on our success in renewing existing license agreements and adding new customers, as well as the level of variation in our customers’ reported shipment volumes, sales price and mix, offset in part by the proportion of customer payments that are fixed. In addition, our license agreements may contain rights by the customer to terminate for convenience, or upon certain other events, such as change of control, material breach, insolvency or bankruptcy proceedings. If we are unsuccessful in entering into license agreements with new customers or renewing license agreements with existing customers, on favorable terms or at all, or if these agreements are terminated, our results of operations may decline significantly.
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
Products that do not meet their specifications or that contain, or are perceived by our customers to contain, defects could impose significant costs on us or otherwise materially adversely affect our operating results and financial condition. From time to time, we experience problems with nonconforming, defective, or incompatible products after we have shipped such products. In recent periods, we have further expanded our product offerings, which could potentially increase the chance that one or more of our products could fail to meet specifications in a particular application. Our products and technologies may be deemed fully or partially responsible for functionality in our customers’ products and may result in sharing or shifting of product or financial liability from our customers to us for costs incurred by the end user as a result of our customers’ products failing to perform as specified. In addition, if our products and technologies perform critical functions in our customers’ products or are used in high-

risk consumer end products, such as automotive products, our potential liability may increase. We could be adversely affected in several ways, including the following:
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
We may not be successful with new product introduction and/or expanding into new markets.
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
For both the nine months ended September 30, 2024 and 2023, revenue from our international customers constituted approximately 61% of our total consolidated revenue. Additionally, for the years ended December 31, 2023 and 2022, revenue from our international customers constituted approximately 62% and 39%, respectively, of our total consolidated revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
We currently have international business, business development, and design operations in Bulgaria, Canada, China, Finland, France, India, the Netherlands, South Korea, and Taiwan. Our international operations and revenue are subject to a variety of risks that are beyond our control, including:
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
Our operations and performance depend significantly on worldwide economic conditions. Current and future uncertainty in the worldwide economy due to inflation, geopolitics, major central bank policies, including interest rate increases or related changes, public health crises or other global factors, could adversely affect our business. Adverse economic conditions could also affect demand for our products and our customers’ products. If our customers experience reduced demand or excess inventory as a result of global or regional economic conditions or otherwise, this could result in reduced royalty revenue and/or product sales and our business and results of operations could be harmed. Inflationary pressures and shortages have in the past increased, and may increase in the future, costs for materials, supplies and labor, which could cause our expenses to increase at a rate faster than our product pricing to recover such increases, which may further result in a material adverse effect on our business, financial condition or results of operations.
Additionally, deterioration of conditions in worldwide credit markets could limit our ability to obtain external financing, if needed, to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of losses on our accounts receivable due to credit defaults. As a result, downturns in the worldwide economy could have a material adverse effect on our business, results of operations and financial condition.
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

Our operations are subject to the effects of inflation.
The United States has recently experienced historically high levels of inflation. While inflation rates have moderated in recent quarters, if the inflation rate increases again as a result of increases in the costs of labor and supplies, it will affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Additionally, the United States has recently experienced an acute workforce shortage of qualified applicable talent, which in turn has created a competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.
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
Semiconductor supply chain disruptions have been well publicized in the recent past. We believe that we could experience various supply constraints related to our memory interface chip business in the future. For example, to the extent we do not have sufficient wafer and packaging substrate firm commitments from our third-party suppliers or they are otherwise unable to provide such services and materials, we may not obtain the materials needed on our desired timelines or at reasonable prices. Large swings in demand could exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes resulting in a shortage of parts, materials or capacity needed to manufacture our products. While we continually work with our suppliers to mitigate the impact of the supply constraints to our customer deliveries, in the event of a shortage or supply interruption from suppliers of our components, we may not be able to develop alternate sources quickly, cost-effectively or at all. An extended period of global supply chain and economic disruption could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain.
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
New epidemics, pandemics or outbreaks of novel diseases may arise at any time, and may adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may impact overall technology spending, demand for our products and our operating results. Furthermore, such disruption in the global financial markets may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our liquidity.
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
After giving effect to the ASR programs and the Buying Plan, detailed in the table below, there remained an outstanding authorization to repurchase approximately 5.7 million shares of our outstanding common stock under the 2020 Repurchase Program.
We record stock repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Cumulative shares repurchased as of December 31, 2023	12,120,419	$28.89	12,120,419	7,879,581
February 1, 2024 - February 29, 2024(1)	11,284	$54.73	11,284	7,868,297
March 1, 2024 - March 31, 2024(2)	805,340	$62.09	805,340	7,062,957
April 1, 2024 - April 30, 2024(1)	94,431	$49.86	94,431	6,968,526
May 1, 2024 - May 31, 2024(1)	126,305	$61.69	126,305	6,842,221
July 1, 2024 - July 31, 2024(1)	10,328	$58.09	10,328	6,831,893
August 1, 2024 - August 31, 2024(1)	700,694	$44.37	700,694	6,131,199
September 1, 2024 - September 30, 2024(1)	461,632	$39.67	461,632	5,669,567
Cumulative shares repurchased as of September 30, 2024	14,330,433		14,330,433

(1)     In November 2023, we entered into a share repurchase plan (the “Buying Plan”) with RBC Capital Markets, LLC (“RBCCM”). The Buying Plan was part of the 2020 Repurchase Program. During the fourth quarter of 2023, an immaterial amount of shares was repurchased, retired and recorded as a reduction to stockholders’ equity. During the nine months ended September 30, 2024, we repurchased approximately $1.4 million shares for approximately $63.1 million as part of the Buying Plan, which were retired and recorded as a reduction to stockholders’ equity.
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the third quarter of 2024, no directors or officers, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement,” and no directors or officers, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.
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

RAMBUS INC.

Date:	October 30, 2024	By:	/s/ Desmond Lynch
Desmond Lynch
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)