Form 10-K
period 2024-12-31
RAMBUS INC
filed 2025-02-24
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2024
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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2024 was approximately $4.7 billion based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $0.001 par value, was 106,856,353 as of January 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on or about April 25, 2025 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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
Overview
Rambus is a global semiconductor company dedicated to enabling the future of the data center and artificial intelligence (“AI”) by delivering innovative memory and security solutions that address the evolving needs of the technology industry.
As a pioneer with nearly 35 years of advanced semiconductor design experience, Rambus is at the forefront of enabling the next era of AI-driven computing, addressing the critical challenges of signal and power integrity at increasingly extreme data rates in the data center, edge, and client markets. We are a leader in high-performance memory subsystems, offering a balanced and diverse portfolio of products encompassing chips and silicon IP. Focusing primarily on the data center, our innovative solutions maximize performance and security in computationally intensive systems.
The explosion of data-intensive workloads, driven by the proliferation of generative AI, large language models (“LLMs”), and high-performance computing (“HPC”), is placing unprecedented demands on computing infrastructure. This surge in data processing is exacerbating the performance gap between processors and memory, creating a critical bottleneck—the “memory wall”—that limits overall system efficiency. As processors and accelerators rapidly increase in speed and core count, memory bandwidth and latency must keep pace to unlock their full potential.
Rambus is uniquely positioned to address this challenge. Our deep expertise in memory technologies and innovative architectures enables us to deliver solutions that break through the memory wall. We provide industry-leading memory interface chips that enable the highest bandwidth and capacity server memory modules, maximizing memory performance for the most demanding data-intensive workloads. These solutions are essential for supporting the training and inference of increasingly complex AI models, including those used in generative AI applications.
Furthermore, the pervasive adoption of AI across diverse applications is creating significant opportunities for our silicon IP portfolio. Our high-performance digital controller cores are becoming increasingly vital components in accelerated computing chips, including custom silicon chips, which are the workhorses of AI processing. The expanding attack surface in today’s accelerated computing environments necessitates robust security solutions. Our industry-leading security IP plays a crucial role in safeguarding data and protecting against evolving cyber threats.
Rambus is committed to the sustained investment in our technology development and product roadmap to stay at the forefront of the innovation cycle and advance our product leadership. In 2024, we expanded our product portfolio with a new line of server power management ICs (“PMIC”) that will be increasingly important as the power-performance demands of computing continue to rise. In addition, we introduced the industry’s first complete chipset for next-generation DDR5 Multiplexed Ranked Dual Inline Memory Modules (“MRDIMMs”), delivering breakthrough levels of memory performance for data center and AI. Beyond the data center, cutting-edge technologies first leveraged in servers are cascading into the client market where we introduced our Client Clock Driver chip to enable state-of-the-art notebooks and desktops. Finally, further fueling our continuous technology investment, we successfully secured and extended key patent licensing agreements, providing a strong foundation for sustained cash generation and consistent return of value to our stockholders.
Memory Interface Chips
Made for high performance, reliability and power efficiency, Rambus DDR memory interface chips for server memory modules (e.g., RDIMMs and MRDIMMs) enable increased bandwidth and expanded capacity in enterprise and cloud servers. The Rambus portfolio includes DDR5 and DDR4 memory interface chipsets. Our leading-edge DDR5 chipset solutions include the Registering Clock Driver (“RCD”), Multiplexed Registering Clock Driver (“MRCD”), Multiplexed Data Buffer (“MDB”), Power Management Integrated Circuits (“PMIC”), Serial Presence Detect Hubs (“SPD Hub”), Temperature Sensors (“TS”), and Client Clock Driver (“CKD”).
We sell memory interface chips directly and indirectly to memory module manufacturers, OEMs and hyperscalers worldwide through multiple channels, including our direct sales force and distributors, and we employ sales personnel to support such operations in the United States, South Korea, Taiwan and China.
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
We sell Silicon IP solutions to leading chip makers worldwide for integration into their custom silicon, Application Specific Standard Products (“ASSP”) and Field Programmable Gate Array (“FPGA”) designs. Rambus Silicon IP is sold primarily through our direct sales force operating out of offices in the United States, India, Netherlands, France, Japan, South Korea, Taiwan and China.
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
Our patent licenses enable our customers to use specified portions of our portfolio of patented inventions in the customer’s own digital electronics products, systems or services. These licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed or variable, or a hybrid of fixed and variable royalty payments over certain periods typically ranging up to ten years. Leading semiconductor and electronic system companies, such as AMD, Amlogic, Broadcom, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, Nuvoton, NVIDIA, Phison, Qualcomm, Samsung, Silicon Motion, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital and Winbond have licensed our patents for use in their own products. Additionally, from time to time, we enter into agreements to sell certain patent assets under agreements which may also include subsequent profit-sharing. The sale of these patents, as well as the subsequent profit-sharing, are included as part of our royalty revenue.
Competition
The semiconductor industry is intensely competitive and is characterized by rapid technological change, short product life cycles, cyclical market patterns, price erosion, increasing foreign and domestic competition, market consolidation and geopolitical developments that increasingly impact business. Rambus competes with product offerings from various companies depending upon the particular Rambus product line. In the memory interface chip market, we compete with international semiconductor companies, including Monolithic Power System, Montage Technology, Renesas and Texas Instruments. In the Silicon IP market, Rambus competes with the in-house design teams at our potential customers, as well as with third-party IP suppliers, such as Cadence and Synopsys. Many of our competitors are larger and have better access to financial, technical, sales and marketing resources than we possess.
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
A significant number of our scientists and engineers spend all or a portion of their time on research and development. For the years ended December 31, 2024, 2023 and 2022, research and development expenses were $162.9 million, $156.8 million and $158.8 million, respectively. We expect to continue to invest substantial funds in research and development activities. In addition, because our customer agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract and other revenue.
Human Capital Resources
As of December 31, 2024, we had 712 employees, of which approximately 48% were in the United States and 52% in other global regions. Additionally, approximately 70% of our employees were engineers with the remaining employees in sales, general and administrative positions. None of our employees are covered by collective bargaining agreements.
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
Intellectual Property
We maintain and support an active program to protect our IP, primarily through the filing of patent applications and the defense of issued patents against potential infringement. As of December 31, 2024, our semiconductor, security and other technologies are covered by 2,224 U.S. and foreign patents, with expiration dates ranging from 2025 to 2043. Additionally, we have 547 patent applications pending in various countries. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services. We intend to continue our innovation efforts and allocate significant investment in our IP development programs.
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

Name	Age	Position and Business Experience

Luc Seraphin	61
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

Desmond Lynch	45
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

Sean Fan	59	Executive Vice President, Chief Operating Officer. Mr. Fan has served as the Executive Vice President, Chief Operating Officer since November 2024 and as the Senior Vice President, Chief Operating Officer since August 2019.
Prior to Rambus, from March 2019 to June 2019, he served as Corporate Vice President and General Manager at Renesas Electronics Corporation, responsible for the datacenter business unit with full profit and loss responsibilities, a premier supplier of advanced semiconductor solutions. Prior to his role at Renesas, Mr. Fan was Senior Vice President and Corporate General Manager of the Computing and Communications Group at Integrated Device Technology, Inc. (“IDT”), a leading supplier of analog mixed-signal products including sensors, connectivity and wireless power, from May 2017 until March 2019 when IDT was acquired by Renesas Electronics Corporation. Mr. Fan joined IDT in 1999 and held various management roles at IDT, including Vice President and General Manager of the Computing and Communications Division, Vice President and General Manager of the Interface Connectivity Division, Vice President of China Operations, Vice President and General Manager of the Memory Interface Division, General Manager of Standard Product Operations and Senior Director of Silicon Timing Solutions. Prior to joining IDT, Mr. Fan served in various engineering and management roles with Lucent Microelectronics, Mitel Semiconductor and the National Lab of Telecom Research in China.
Mr. Fan holds a master’s degree in Computer Engineering from the University of Cincinnati where he also conducted a PhD program study in Computer and Electrical Engineering. He also holds a bachelor's degree in Computer Engineering and Telecommunications from the Beijing University of Posts & Telecom. He continued his executive management education at Stanford University and the Wharton School of Business.

John Shinn	56
Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer. Mr. Shinn has served as the Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since February 2021 and as our Vice President, Deputy General Counsel since October 2016.
Prior to Rambus, Mr. Shinn was Vice President and General Counsel at Toptal, LLC, a global remote company that provides a freelancing platform, connecting businesses with software engineers, designers, finance experts, product managers and project managers, from February 2016 until October 2016, where he was responsible for all aspects of the corporate legal function, including corporate governance, regulatory compliance, commercial transactions, intellectual property matters and employment law. From February 2015 to January 2016, Mr. Shinn served as the Vice President of Legal at Tanium, Inc., an enterprise software company at the forefront of security and systems management, where he was responsible for all aspects of the company legal function, including commercial licensing, partnership and vendor contracts, new hire and employment matters, sales compensation plan design and corporate legal matters. Prior to February 2015, Mr. Shinn held the position of Sr. Director of Legal, Commercial Transactions at Brocade Communication Systems, Inc. Mr. Shinn has also worked in private practice with the law firm of Wilson Sonsini Goodrich & Rosati, advising high tech and emerging growth companies on technology transactions and mergers and acquisitions. Mr. Shinn began his legal career as a litigation attorney with a boutique intellectual property and securities litigation law firm in San Jose.
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
•We may not be successful with new product introductions and/or expanding into new markets.
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
•We are subject to various government restrictions and regulations, including on the sale of products and services that use encryption and other technology, those related to privacy, other consumer protection matters, other import/export controls and national security matters.
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
Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, data centers, networks, artificial intelligence (“AI”), tablets, handheld devices, mobile applications, gaming and graphics, high-definition televisions, cryptography and data security. The electronics industry is intensely competitive and has been impacted by rapid technological change, short product life cycles, cyclical market patterns, price erosion and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers’ products and the financial resources of such customers. In particular, DRAM manufacturers, which make up a significant part of our revenue, are prone to significant business cycles and have suffered material losses and other adverse effects to their businesses, leading to industry consolidation from time-to-time that may result in loss of revenue under our existing license agreements or loss of target customers. As a result of ongoing competition in the industries in which we operate and volatility in various economies around the world, we may achieve reduced market share, a reduced number of licenses or may experience tightening of customers’ operating budgets, difficulty or inability of our customers to pay our licensing fees, reduction in downstream demand, lengthening of the approval process for new products and licenses and consolidation among our customers. All of these factors may adversely affect the demand for our products and technologies and may cause us to experience substantial fluctuations in our operating results and financial condition.
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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 62% of our consolidated revenue for both the years ended December 31, 2024 and 2023 and 58% of our consolidated revenue for the year ended December 31, 2022. We expect to continue to experience significant revenue concentration for the foreseeable future. Our customers’ demand for our products may fluctuate due to factors beyond our control. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. A disruption in our relationship with any of our customers could adversely affect our business. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold or the demand for our products. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers or any significant reduction in orders from, or a shift in product mix by customers, could have a material adverse effect on our operating results and financial condition.
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
We operate in rapidly changing, highly competitive markets. Technological advances, the introduction of new products and services, including AI, and new design techniques could adversely affect our business unless we are able to adapt to changing conditions. Technological advances could render our products and technologies less competitive or obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets. We may therefore be required to commit significant resources to enhancing and developing new technology, which may include purchasing or licensing advanced design tools and test equipment, hiring additional highly qualified engineering and other technical personnel, and continuing and expanding research and development activities on existing and potential technologies.
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
We utilize distributors to sell our memory interface chips to certain customers. We do not have long-term purchase commitments from our distributors. If a key distributor were to experience financial difficulties, including bankruptcy, this could materially impact our financial results due to potential losses from uncollectible receivables. Additionally, any oversupply of inventory at our distributors, whether due to an industry or economic downturn or other causes, could result in reduced sales in a given period, increased order push-outs, increased inventory returns and cause us to carry higher levels of inventory. This could result in us incurring charges for obsolete or excess inventory, or we may not fully recover our costs, which would reduce our gross margin. Violations of the Foreign Corrupt Practices Act, export controls and sanction laws, or similar laws, by our distributors could also have a material adverse impact on our business.
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
In addition, while some of our license agreements provide for fixed, quarterly royalty payments, many of our license agreements provide for volume-based royalties and may also be subject to caps on royalties or other adjustments in a given period. The sales volume and prices of our customers’ products in any given period can be difficult to predict.
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
For the years ended December 31, 2024, 2023 and 2022, revenue from our international customers constituted approximately 64%, 62% and 39%, respectively, of our total consolidated revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
In addition, the U.S. government has implemented controls affecting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing and supercomputing to China without an export license and added additional entities to restricted party lists in addition to other import/export and national security laws and regulations. We may be impacted by any of these current or new restrictions in the future if such controls are expanded to cover our key products/markets.
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
Our operations and performance depend significantly on worldwide economic conditions. Current and future uncertainty in the worldwide economy due to inflation, geopolitics, major central bank policies, including interest rate changes, public health crises or other global factors, could adversely affect our business. Additionally, there is ongoing uncertainty regarding the new U.S. presidential administration’s economic and other policies and priorities, such as potential changes in trade restrictions or relationships, tariffs and exchange controls, and potential retaliatory tariffs by other countries, which could impact the cost and/or sale of our products in any countries that are impacted. Adverse economic conditions could also affect demand for our products and our customers’ products. If our customers experience reduced demand or excess inventory as a result of global or regional economic conditions or otherwise, this could result in reduced royalty revenue and/or product sales and our business and results of operations could be harmed. Inflationary pressures and shortages have in the past increased, and may increase in the future, costs for materials, supplies and labor, which could cause our expenses to increase at a rate faster than our product pricing to recover such increases, which may further result in a material adverse effect on our business, financial condition or results of operations.
Additionally, deterioration of conditions in worldwide credit markets could limit our ability to obtain external financing, if needed, to fund our operations and capital expenditures. In addition, we may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Difficult economic conditions may also result in a higher rate of losses on our accounts receivable due to credit defaults. As a result, downturns in, or other events or uncertainty that impact, the worldwide economy could have a material adverse effect on our business, results of operations and financial condition.
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
We rely on third parties for a variety of services, including our manufacturing supply chain partners and third parties within our sales and distribution channels. Some of these third parties are, and may be, our sole manufacturer or sole source of certain production materials and may be located in regions subject to geopolitical uncertainty (e.g., tensions between China and Taiwan and evolving export/import and national security restrictions). If we fail to manage our relationships with these manufacturers and suppliers effectively, or if they experience delays, disruptions, geopolitical changes, capacity constraints/allocation pressures or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in any of our manufacturers and suppliers’ financial or business condition could disrupt our ability to supply quality products to our customers. If we are required to change our manufacturers, we may lose revenue, incur increased costs and damage our end-customer relationships. In addition, porting to and qualifying a new manufacturer and commencing production can be an expensive and lengthy process. If our third-party manufacturers or suppliers are unable to provide us with adequate supplies of high-quality products for any other reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected. In the event these and other third parties we rely on fail to provide their services adequately, including as a result of errors in their systems, industry pressures or events beyond their control, or refuse to provide these services on terms acceptable to us, and we are not able to find suitable alternatives, our business may be materially and adversely affected. In addition, our orders may represent a relatively small percentage of the overall orders received by our manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority in the event our manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. If our manufacturers are unable to provide us with adequate supplies of high-quality products, or if we or our manufacturers are unable to obtain adequate quantities of components, it could cause a delay in our order fulfillment, in which case our business, operating results and financial condition could be adversely affected.
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
Certain software and/or IP blocks that we use in or with some of our products are licensed from third parties and, for that reason, may not be available to us in the future; this has the potential to delay product development and production or cause us to incur additional expense, which could materially adversely affect our business, financial condition, operating results and cash flow.
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
Certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and therefore could materially adversely affect our business, financial condition, operating results and cash flow.
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
The Organization for Economic Cooperation and Development has proposed imposing a 15% global minimum tax, and this proposal has been adopted or is being considered by a number of countries. The Inflation Reduction Act, among other changes, imposes a 1% excise tax on certain stock repurchases and a 15% alternative minimum tax on adjusted financial statement income. If we are subject to additional tax liabilities, our financial performance may be adversely affected. In addition, many jurisdictions are actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

Risks Associated with Litigation, Regulation and Our Intellectual Property
We are subject to various government restrictions and regulations, including on the sale of products and services that use encryption and other technology, those related to privacy, other consumer protection matters, other import/export controls and national security matters.
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
We have been and may be subject to legal claims or regulatory matters involving consumer, stockholder class action and derivative, employment, competition, IP and other issues on a global basis. Litigation, such as we experienced in our history, can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more of our products or technologies. If we were to receive an unfavorable ruling on a matter, our business, operating results or financial condition could be materially harmed.
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
In addition, our patents will continue to expire according to their terms, with expected expiration dates ranging from 2025 to 2043. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.
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
Our Chief Information Security Officer and our Security Team oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our Chief Information Security Officer and our Security Team are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents include the following: regular penetration testing, independent third-party risk and security posture assessments, phishing tests (with trainings for the failed users), general cybersecurity and phishing training for all Rambus personnel and tabletop exercises to simulate threats and identify gaps.

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
We lease our corporate headquarters in San Jose, California, occupying approximately 89,000 square feet, which includes executive, administrative, research and development, sales and marketing and service personnel. We also lease approximately 89,000 square feet of office space in India, which includes administrative, research and development and service personnel. Furthermore, we lease offices in other locations, including Canada, China, Finland, France, South Korea, the Netherlands, and the United States, which include research and development and sales and marketing personnel.
We believe our current office space meets our operational needs. We anticipate that suitable replacement or additional space will be accessible on commercially reasonable terms when required.

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
The graph below compares the cumulative five-year total return of holders of Rambus Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2019 to December 31, 2024.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Rambus Inc, the NASDAQ Composite Index and the RDG Semiconductor Composite Index

700
600
500
400
300
200
100
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Rambus Inc.
NASDAQ Composite
RDG Semiconductor Composite

Fiscal years ending:

	Base Period 12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Rambus Inc.	$100.00	$126.75	$213.36	$260.04	$495.46	$383.74
NASDAQ Composite	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
RDG Semiconductor Composite	$100.00	$145.23	$219.49	$137.05	$277.14	$491.01
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.

As of January 31, 2025, there were 443 holders of record of our common stock. Since many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
We have never paid or declared any cash dividends on our common stock or other securities.
Share Repurchase Programs
On October 29, 2020, our board of directors (the “Board”) approved the 2020 Repurchase Program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations. There is no expiration date applicable to the 2020 Repurchase Program.
There were no share repurchases of our common stock during the fourth quarter of 2024.
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
Business Overview
Rambus is a global semiconductor company dedicated to enabling the future of the data center and artificial intelligence (“AI”) by delivering innovative memory and security solutions that address the evolving needs of the technology industry.
As a pioneer with nearly 35 years of advanced semiconductor design experience, Rambus is at the forefront of enabling the next era of AI-driven computing, addressing the critical challenges of accelerating and securing data movement in the data center, edge, and client markets. We are a leader in high-performance memory subsystems, offering a balanced and diverse portfolio of products encompassing chips and silicon IP. Focusing primarily on the data center, our innovative solutions maximize performance and security in computationally intensive systems.
The explosion of data-intensive workloads, driven by the proliferation of generative AI, large language models (“LLMs”), and high-performance computing (“HPC”), is placing unprecedented demands on computing infrastructure. This surge in data processing is exacerbating the performance gap between processors and memory, creating a critical bottleneck—the “memory wall”—that limits overall system efficiency. As processors and accelerators rapidly increase in speed and core count, memory bandwidth and latency must keep pace to unlock their full potential.
Rambus is uniquely positioned to address this challenge. Our deep expertise in memory technologies and innovative architectures enables us to deliver solutions that break through the memory wall. We provide industry-leading memory interface chips that enable the highest bandwidth and capacity server memory modules, maximizing memory performance for the most demanding data-intensive workloads. These solutions are essential for supporting the training and inference of increasingly complex AI models, including those used in generative AI applications.

Our strategic objectives include focusing our product portfolio and research around our core strength in semiconductors, optimizing operational efficiency and leveraging strong cash generation to reinvest for growth. We continue to maximize synergies across our businesses and customer base, leveraging the significant overlap in our ecosystem of customers, partners and influencers. Our product and technology roadmap, as well as our go-to-market strategy, are driven by the application-specific requirements of our focus markets.
Executive Summary
Our continued execution delivered strong results during fiscal year 2024, driven by continued demand for our memory interface chips and our Silicon IP solutions, and stability from our royalties revenue.
Highlights from our annual results for the year ended December 31, 2024 were as follows:
•Revenue of $556.6 million;
•Operating expenses of $263.5 million;
•Diluted net income per share of $1.65; and
•Net cash provided by operating activities of $230.6 million.
We generated record product revenue of $246.8 million in 2024 which increased by approximately 10% as compared to 2023. We also generated record cash provided by operating activities of $230.6 million in 2024. We continued our product portfolio expansion with the introduction of our DDR5 server PMICs, Client Clock Driver, as well as HBM4, GDDR7 and PCIe 7 IP solutions. In addition, we unveiled industry-first complete chipsets for next-generation, industry-standard DDR5 MRDIMMs and RDIMMs for the data center and AI. Furthermore, we extended our comprehensive patent license agreement with Micron by five years through 2029.
Operational Highlights
Revenue Sources
The Company’s consolidated revenue is comprised of product revenue, contract and other revenue and royalties.
Product revenue consists primarily of memory interface chips and is increasing in strategic significance. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 44%, 49% and 50% of our consolidated revenue for the years ended December 31, 2024, 2023 and 2022, respectively.
Royalty revenue is primarily derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in duration up to ten years and may define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Amlogic, Broadcom, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, Nuvoton, NVIDIA, Phison, Qualcomm, Samsung, Silicon Motion, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, and Winbond have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Additionally, from time to time, we enter into agreements to sell certain patent assets under agreements which may also include subsequent profit-sharing. The sale of these patents, as well as the subsequent profit-sharing, are included as part of our royalty revenue. Revenue from royalties accounted for 41%, 32% and 31% of our consolidated revenue for the years ended December 31, 2024, 2023 and 2022, respectively.
Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 15%, 19% and 19% of our consolidated revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

Costs and Expenses
Cost of product revenue increased approximately $11.4 million for the year ended December 31, 2024 as compared to 2023, primarily due to higher sales volumes of our memory interface chips.
Cost of contract and other revenue decreased approximately $2.4 million for the year ended December 31, 2024 as compared to 2023. The decrease was primarily due to lower engineering service costs associated with the contracts and the sale of our PHY IP group in the third quarter of 2023.
Total research and development expenses increased approximately $6.1 million for the year ended December 31, 2024 as compared to 2023. The fluctuation was primarily driven by growth in our research and development initiatives, offset by decreases attributable to the sale of our PHY IP group in the third quarter of 2023. The increase was primarily due to increases in prototyping costs of $4.4 million, allocated facility expenses of $2.5 million, headcount-related expenses of $2.2 million, stock-based compensation expense of $1.5 million, as well as lower engineering costs allocated to cost of revenue of $2.4 million, offset by decreases in software EDA tool subscriptions of $4.9 million, consulting expenses of $0.7 million, retention bonus expense related to acquisitions of $0.7 million and depreciation expenses of $0.5 million.
Total sales, general and administrative costs decreased approximately $4.0 million for the year ended December 31, 2024 as compared to 2023, primarily due to lower rent and facility expenses allocated to sales, general and administrative expense of $3.8 million, stock-based compensation expense of $1.6 million, accounting and audit fees of $1.0 million, and acquisition-related costs (including retention bonus expenses) of $0.8 million, offset by increases in consulting expense of $1.4 million, headcount-related expenses of $1.0 million, and legal expenses of $0.7 million.
Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of security solutions, the use and adoption of our inventions or technologies generally, industry consolidation and global economic conditions with the resulting impact on sales of consumer electronic systems.
We have a high degree of revenue concentration. Our top five customers represented 62% of our revenue for both 2024 and 2023 and 58% in 2022. The particular customers which account for revenue concentration have varied from period-to-period as a result of the addition of new contracts, expiration of existing contracts, renewals of existing contracts, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for 64% of total revenue in 2024 as compared to 62% in 2023 and 39% in 2022. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is predominantly denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.
The royalties we receive from our semiconductor customers are partly a function of the adoption of our technologies by system companies. Many system companies purchase semiconductors containing our technologies from our customers and do not have a direct contractual relationship with us. Our customers generally do not provide us with details as to the identity or volume of licensed semiconductors purchased by particular system companies. As a result, we face difficulty in analyzing the extent to which our future revenue will be dependent upon particular system companies. Several of our licensees have renewed or extended their license agreements with us during the year ended December 31, 2024, including Kioxia, Marvell, Micron and Nanya.
As a part of our overall business strategy, we evaluate businesses and technologies for potential acquisitions that are aligned with our core business and designed to supplement our growth, including the acquisition of Hardent in the second quarter of 2022. Similarly, we evaluate our current businesses and technologies that are not aligned with our core business for potential divestiture, such as the sale of our PHY IP group to Cadence in the third quarter of 2023. We expect to continue to evaluate and potentially enter into strategic acquisitions or divestitures which will impact our business and operating results.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2024	2023	2022
Revenue:
Product revenue	44.4%	48.7%	50.0%
Royalties	40.6%	32.6%	30.7%
Contract and other revenue	15.0%	18.7%	19.3%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	17.2%	18.3%	19.6%
Cost of contract and other revenue	0.5%	1.2%	1.0%
Amortization of acquired intangible assets	2.0%	2.9%	3.1%
Total cost of revenue	19.7%	22.4%	23.7%
Gross profit	80.3%	77.6%	76.3%
Operating expenses:
Research and development	29.3%	34.0%	34.9%
Sales, general and administrative	18.7%	23.5%	23.4%
Amortization of acquired intangible assets	0.1%	0.3%	0.4%
Restructuring and other charges	—%	2.0%	—%
Gain on divestiture	—%	(19.7)%	—%
Impairment of assets	0.2%	2.2%	—%
Change in fair value of earn-out liability	(0.9)%	2.0%	0.7%
Total operating expenses	47.4%	44.3%	59.4%
Operating income	32.9%	33.3%	16.9%
Interest income and other income (expense), net	3.3%	2.5%	1.7%
Gain on fair value of equity security	—%	—%	0.8%
Loss on extinguishment of debt	—%	—%	(18.4)%
Loss on fair value adjustment of derivatives, net	—%	(0.1)%	(2.3)%
Gain on sale of non-marketable equity security	—%	5.2%	—%
Interest expense	(0.3)%	(0.3)%	(0.4)%
Interest and other income (expense), net	3.0%	7.3%	(18.6)%
Income (loss) before income taxes	35.9%	40.6%	(1.7)%
Provision for (benefit from) income taxes	3.6%	(31.8)%	1.4%
Net income (loss)	32.3%	72.4%	(3.1)%

	Years Ended December 31,			2023 to 2024	2022 to 2023
(Dollars in millions)	2024	2023	2022	Change	Change
Total Revenue:
Product revenue	$246.8	$224.6	$227.1	9.9%	(1.1)%
Royalties	226.2	150.1	139.8	50.7%	7.4%
Contract and other revenue	83.6	86.4	87.9	(3.2)%	(1.7)%
Total revenue	$556.6	$461.1	$454.8	20.7%	1.4%

Product Revenue
Product revenue consists of revenue from the sale of memory and security products. Product revenue increased by approximately $22.2 million for the year ended December 31, 2024 as compared to 2023, primarily due to higher sales of our memory interface chips. Product revenue declined modestly by approximately $2.5 million for the year ended December 31, 2023 as compared to 2022 in a market that declined during the period.
Growth in our product revenue is dependent on, among other things, the industry transition to a new generation of memory, as well as our ability to continue to obtain orders from customers, meet our customers’ demands and mitigate any supply chain and economic disruption.
Royalties
Royalty revenue, which includes patent and technology license royalties, increased approximately $76.1 million for the year ended December 31, 2024 as compared to 2023. Royalty revenue increased approximately $10.3 million for the year ended December 31, 2023 as compared to 2022. The increases were primarily due to the timing and structure of license renewals for both periods.
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
Contract and Other Revenue
Contract and other revenue consists of revenue from technology development projects. Contract and other revenue decreased approximately $2.8 million for the year ended December 31, 2024 as compared to 2023. Contract and other revenue decreased approximately $1.5 million for the year ended December 31, 2023 as compared to 2022. The decreases for both periods were primarily attributed to the sale of our PHY IP group in the third quarter of 2023.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.
Cost of Product Revenue

	Years Ended December 31,			2023 to 2024	2022 to 2023
(Dollars in millions)	2024	2023	2022	Change	Change
Cost of product revenue	$95.9	$84.5	$89.0	13.5%	(5.0)%
Cost of product revenue mainly includes costs attributable to the sale of memory products. Cost of product revenue increased approximately $11.4 million for the year ended December 31, 2024 as compared to 2023, primarily due to higher sales volumes of our memory interface chips. Cost of product revenue decreased approximately $4.5 million for the year ended December 31, 2023 as compared to 2022, primarily due to a change in product mix and lower product revenue.
In the near term, we expect cost of product revenue to fluctuate due to changes in product mix and the timing of orders.
Cost of Contract and Other Revenue

	Years Ended December 31,			2023 to 2024	2022 to 2023
(Dollars in millions)	2024	2023	2022	Change	Change
Cost of contract and other revenue	$3.0	$5.4	$4.7	(44.0)%	15.7%
Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue decreased approximately $2.4 million for the year ended December 31, 2024 as compared to 2023, primarily due to lower engineering services associated with the contracts and the sale of our PHY IP group in the third quarter of 2023. Cost of contract and other revenue increased approximately $0.7 million for the year ended December 31, 2023 as compared to 2022, primarily due to higher engineering services associated with the contracts.
In the near term, we expect cost of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.

Research and Development Expenses

	Years Ended December 31,			2023 to 2024	2022 to 2023
(Dollars in millions)	2024	2023	2022	Change	Change
Research and development expenses
Research and development expenses, excluding stock-based compensation	$146.6	$141.9	$145.3	3.2%	(2.3)%
Stock-based compensation	16.3	14.9	13.5	9.9%	10.3%
Total research and development expenses	$162.9	$156.8	$158.8	3.9%	(1.2)%
Research and development expenses are those expenses incurred for the development of applicable technologies.
Total research and development expenses increased approximately $6.1 million for the year ended December 31, 2024 as compared to 2023. The fluctuation was primarily driven by growth in our research and development initiatives, offset by decreases attributable to the sale of our PHY IP group in the third quarter of 2023. The increase was primarily due to increases in prototyping costs of $4.4 million, allocated facility expenses of $2.5 million, headcount-related expenses of $2.2 million, stock-based compensation expense of $1.5 million, as well as lower engineering costs allocated to cost of revenue of $2.4 million, offset by decreases in software EDA tool subscriptions of $4.9 million, consulting expenses of $0.7 million, retention bonus expense related to acquisitions of $0.7 million and depreciation expense of $0.5 million.
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
Sales, General and Administrative Expenses

	Years Ended December 31,			2023 to 2024	2022 to 2023
(Dollars in millions)	2024	2023	2022	Change	Change
Sales, general and administrative expenses:
Sales, general and administrative expenses, excluding stock-based compensation	$76.1	$78.6	$85.2	(3.2)%	(7.8)%
Stock-based compensation	28.0	29.5	21.5	(5.3)%	37.3%
Total sales, general and administrative expenses	$104.1	$108.1	$106.7	(3.7)%	1.3%
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
Total sales, general and administrative costs decreased approximately $4.0 million for the year ended December 31, 2024 as compared to 2023, primarily due to lower rent and facility expenses allocated to sales, general and administrative expenses of $3.8 million, stock-based compensation expense of $1.6 million, accounting and audit fees of $1.0 million, and acquisition-related costs (including retention bonus expenses) of $0.8 million, offset by increases in consulting expense of $1.4 million, headcount-related expenses of $1.0 million, and legal expenses of $0.7 million.
Total sales, general and administrative costs increased approximately $1.4 million for the year ended December 31, 2023 as compared to 2022, primarily due to increases in stock-based compensation expense of $8.0 million and accounting and audit fees of $0.6 million, offset by decreases in acquisition-related costs of $3.7 million, bonus expense related to acquisitions of $1.7 million, rent and facility expenses of $1.1 million and recruiting expense of $0.6 million.

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
Amortization of Acquired Intangible Assets

	Years Ended December 31,			2023 to 2024	2022 to 2023
(Dollars in millions)	2024	2023	2022	Change	Change
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$11.2	$13.5	$13.9	(17.2)%	(2.9)%
Amortization of acquired intangible assets included in total operating expenses	0.5	1.2	1.7	(58.4)%	(27.3)%
Total amortization of acquired intangible assets	$11.7	$14.7	$15.6	(20.6)%	(5.6)%
Amortization expense is related to various acquired IP.
Total amortization of acquired intangible assets decreased approximately $3.0 million for the year ended December 31, 2024 as compared to 2023, primarily due to certain intangible assets being fully amortized.
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
Restructuring and Other Charges

	Years Ended December 31,			2023 to 2024	2022 to 2023
(Dollars in millions)	2024	2023	2022	Change	Change
Restructuring and other charges	$—	$9.4	$—	(100.0)%	100.0%

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
Gain on Divestiture

	Years Ended December 31,			2023 to 2024	2022 to 2023
(Dollars in millions)	2024	2023	2022	Change	Change
Gain on divestiture	$—	$(90.8)	$—	(100.0)%	(100.0)%
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

Impairment of Assets

	Years Ended December 31,			2023 to 2024	2022 to 2023
(Dollars in millions)	2024	2023	2022	Change	Change
Impairment of assets	$1.1	$10.0	$—	(89.3)%	100.0%
During the year ended December 31, 2024, we recorded a charge of approximately $1.1 million in our Consolidated Statements of Operations of this Form 10-K, related to the write-off of certain fixed assets no longer in use and for which we determined they had no alternate economic use.
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
Change in Fair Value of Earn-Out Liability

	Years Ended December 31,			2023 to 2024	2022 to 2023
(Dollars in millions)	2024	2023	2022	Change	Change
Change in fair value of earn-out liability	$(5.0)	$9.2	$3.1	(154.6)%	196.8%
The changes in the fair value of the earn-out liability related to the 2021 acquisition of the PLDA Group (“PLDA”), which was subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, and which was settled annually in shares of our common stock based on the fair value of that common stock fixed at the time we acquired PLDA. The fair value of the earn-out liability was remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period, and adjusted to reflect changes in the per share value of our common stock.
During the years ended December 31, 2024, 2023 and 2022, we remeasured the fair value of the earn-out liability, which resulted in a reduction of $5.0 million and additional expenses of $9.2 million and $3.1 million, respectively, in our Consolidated Statements of Operations of this Form 10-K. The final earn-out was achieved as of September 30, 2024 and was fully paid during the fourth quarter of 2024.
Interest and Other Income (Expense), Net

	Years Ended December 31,			2023 to 2024	2022 to 2023
(Dollars in millions)	2024	2023	2022	Change	Change
Interest income and other income (expense), net	$18.5	$11.3	$7.8	62.9%	45.8%
Gain on fair value of equity security	—	—	3.5	NM*	(100.0)%
Loss on extinguishment of debt	—	—	(83.6)	NM*	(100.0)%
Loss on fair value adjustment of derivatives, net	—	(0.2)	(10.6)	100.0%	(97.7)%
Gain on sale of non-marketable equity security	—	23.9	—	(100.0)%	100.0%
Interest expense	(1.4)	(1.5)	(1.9)	(5.0)%	(20.5)%
Interest and other income (expense), net	$17.1	$33.5	$(84.8)	(49.2)%	(139.5)%
_____________________________________
*    NM — percentage is not meaningful
Interest income and other income (expense), net, includes interest income from our investment portfolio and from the significant financing component of licensing agreements, as well as any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies. For the years ended December 31, 2024, 2023 and 2022, interest income and other income (expense), net, consisted primarily of interest income from our investment portfolio of $18.5 million, $10.6 million and $1.0 million, respectively, as well as interest income from the significant financing component of licensing agreements of $0.5 million, $2.2 million and $5.6 million, respectively.
The gain on fair value of equity security was $3.5 million in 2022 and related to the sale of an equity security with an immaterial carrying value in our Consolidated Statement of Operations of this Form 10-K.

The $83.6 million loss on extinguishment of debt and the $10.6 million loss on fair value adjustment of derivatives, net, for the year ended December 31, 2022, related to the repurchases of $162.1 million aggregate principal amount of our 1.375% Convertible Senior Notes due 2023 (the “2023 Notes”) and the settlement of the related convertible senior note hedges and warrants. The $0.2 million loss on fair value adjustment of derivatives, net, for the years ended December 31, 2023, related to the settlement of the remaining outstanding warrants in the first quarter of 2023.
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
Interest expense consists primarily of interest expense associated with long-term software licenses for the years ended December 31, 2024 and 2023. Prior to the second quarter of 2023, interest expense consisted primarily of interest expense associated with long-term software licenses, the non-cash interest expense related to the amortization of the debt issuance costs on the 2023 Notes, as well as the coupon interest related to these notes. The remaining outstanding 2023 Notes were paid in full upon maturity in the first quarter of 2023.
Interest expense remained relatively flat for the years ended December 31, 2024, 2023 and 2022.
Refer to Note 12, “Convertible Notes,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information on the repurchases of the convertible notes.
Provision for (Benefit from) Income Taxes

	Years Ended December 31,			2023 to 2024	2022 to 2023
(Dollars in millions)	2024	2023	2022	Change	Change
Provision for (benefit from) income taxes	$20.2	$(146.7)	$6.5	(113.8)%	NM*
Effective tax rate	10.1%	(78.4)%	(82.9)%
_____________________________________
*    NM — percentage is not meaningful
Our effective tax rate for the year ended December 31, 2024 differed from the U.S. statutory rate primarily due to foreign-derived intangible income deductions and the tax effect of stock-based compensation. Our effective tax rate for the year ended December 31, 2023, differed from the U.S. statutory rate primarily due to the valuation allowance release on our U.S. deferred tax assets, as well as state income taxes and the tax effect of stock-based compensation. Our effective tax rate for the year ended December 31, 2022, differed from the U.S. statutory rate primarily due to the foreign-derived intangible income deduction, acquisition indebtedness and certain capitalized research expenditures, partially offset by the change in the valuation allowance against our U.S. deferred tax assets.
We recorded a provision for income taxes of $20.2 million for the year ended December 31, 2024, which was primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2024, including withholding taxes, offset by tax benefits from excess stock-based compensation deductions and foreign-derived intangible income deductions. For the year ended December 31, 2024, we paid withholding taxes of $20.6 million. We recorded a benefit from income taxes of $146.7 million for the year ended December 31, 2023, which was primarily driven by the $177.9 million valuation allowance release on our U.S. deferred tax assets, as well as tax benefits from excess stock-based compensation deductions. For the year ended December 31, 2023, we paid withholding taxes of $22.9 million.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. During 2023, based on all available positive and negative evidence, we determined that it was appropriate to release the valuation allowance on the majority of our U.S. federal and other state deferred tax assets. We recognized a $177.9 million tax benefit during the year ended December 31, 2023 as a result of the valuation allowance release.
Upon considering the relative impact of all evidence during 2024, both negative and positive, and the weight accorded to each, we concluded that it was more likely than not that the majority of our deferred tax assets would be realizable, with the exception of primarily our California research and development credits that have not met the “more likely than not” realization threshold criteria. As a result, we continue to maintain a valuation allowance on only those deferred tax assets that we do not think will be realizable.
We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.
Liquidity and Capital Resources

(In millions)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$99.8	$94.8
Marketable securities	382.0	331.0
Total cash, cash equivalents and marketable securities	$481.8	$425.8

	Years Ended December 31,
(In millions)	2024	2023	2022
Net cash provided by operating activities	$230.6	$195.8	$230.4
Net cash provided by (used in) investing activities	$(56.7)	$(57.4)	$152.0
Net cash used in financing activities	$(168.0)	$(169.6)	$(362.9)

Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents is in the United States. Our cash needs for the year ended December 31, 2024 were funded primarily from cash collected from our customers.
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
To provide us with more flexibility in returning capital to our stockholders, on October 29, 2020, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. The 2020 Repurchase Program replaced the previous program approved by our Board in January 2015 and canceled the remaining shares outstanding as part of the previous authorization. During the years ended December 31, 2024, 2023 and 2022, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed in the “Share Repurchase Program” section below.
Operating Activities
Cash provided by operating activities of $230.6 million for the year ended December 31, 2024 was primarily attributable to the cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2024, primarily included decreases in unbilled receivables, prepaids and other current assets and an increase in income taxes payable, offset by increases in accounts receivable, inventories and income tax receivable.
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
Investing Activities
Cash used in investing activities of $56.7 million for the year ended December 31, 2024 consisted of purchases of available-for-sale marketable securities of $415.4 million and $30.7 million paid to acquire property and equipment, offset by proceeds from the maturities and sales of available-for-sale marketable securities of $280.8 million and $85.7 million, respectively, and net proceeds from the sale of a non-marketable equity security of $22.8 million.
Cash used in investing activities of $57.4 million for the year ended December 31, 2023 consisted of purchases of available-for-sale marketable securities of $434.2 million and $23.2 million paid to acquire property and equipment, offset by proceeds from sale and maturities of available-for-sale marketable securities of $117.8 million and $175.9 million, respectively, and the sale of our PHY IP group of $106.3 million.
Cash provided by investing activities of $152.0 million for the year ended December 31, 2022 consisted of proceeds from the sale and maturities of available-for-sale marketable securities of $276.7 million and $59.6 million, respectively, and proceeds from the sale of an equity security of $3.0 million, offset by purchases of available-for-sale marketable securities of $150.9 million, $17.5 million paid to acquire property and equipment, the acquisition of Hardent for $16.1 million, net of cash acquired of $0.2 million, and the acquisition of intangible assets for $3.0 million.
Financing Activities
Cash used in financing activities of $168.0 million for the year ended December 31, 2024 was primarily due to an aggregate payment of $113.3 million as part of our 2024 ASR program and the Buying Plan (includes $0.2 million in fees related to the ASR program), $41.3 million in payments of taxes on restricted stock units, and $16.4 million paid under installment payment arrangements to acquire fixed assets, offset by $5.5 million in proceeds from the issuance of common stock under equity incentive plans.
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

Contractual Obligations
As of December 31, 2024, our material contractual obligations were as follows:

(In thousands)	Total	2025	2026	2027	2028	2029
Contractual obligations (1) (2)
Software licenses (3)	$12,034	$9,675	$1,484	$875	$—	$—
Other contractual obligations	268	131	137	—	—	—
Acquisition retention bonuses (4)	260	260	—	—	—	—
Total	$12,562	$10,066	$1,621	$875	$—	$—
______________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $132.2 million, including $22.8 million recorded as a reduction of long-term deferred tax assets and $109.4 million in long-term income taxes payable, as of December 31, 2024. As noted in Note 18, “Income Taxes,” of Notes to Consolidated Financial Statements of this Form 10-K, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the timing of the outcome at this time.
(2)    For our lease commitments as of December 31, 2024, refer to Note 10, “Leases,” of Notes to Consolidated Financial Statements of this Form 10-K.
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
On November 2, 2023, we entered into the Buying Plan with RBCCM. The Buying Plan was part of the 2020 Repurchase Program. Under the Buying Plan, RBCCM shall commence purchases for a 12-month period starting on November 2, 2023 and ending on November 1, 2024, unless terminated sooner pursuant to the Buying Plan (the “Repurchase Period”). During the Repurchase Period, RBCCM may purchase an aggregate amount of $50.0 million of our common stock, and its execution is dependent on our stock price reaching certain levels. Share repurchases could not exceed $25.0 million in a quarter. During the year ended December 31, 2023, an immaterial amount of shares were repurchased, retired and recorded as a reduction to stockholders’ equity. During the first quarter of 2024, the Buying Plan was amended and as a result, no purchases were made from the Buying Plan during the period from March 1, 2024 to March 28, 2024, while the 2024 ASR Program was in effect. During the third quarter of 2024, the Buying Plan was further amended to allow RBCCM to purchase an aggregate amount of $100.0 million of our common stock during the Repurchase Period, not to exceed $50.0 million in a quarter. The execution of share repurchases is dependent on our stock price reaching certain levels. During the year ended December 31, 2024, we repurchased approximately 1.4 million shares for approximately $63.1 million as part of the Buying Plan, which were retired and recorded as a reduction to stockholders’ equity.
On February 29, 2024, we entered into the 2024 ASR Program with RBC. The 2024 ASR Program was part of the 2020 Repurchase Program. Under the 2024 ASR Program, we pre-paid to RBC the $50.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 0.7 million shares of our common stock from RBC on March 1, 2024, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. On March 18, 2024, the accelerated share repurchase program was completed and we received an additional 0.1 million shares of our common stock, which were retired, as the final settlement of the 2024 ASR Program.
Effective January 1, 2023, our share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of December 31, 2024, we recorded an immaterial excise tax liability on our Consolidated Balance Sheet of this Form 10-K.
During the year ended December 31, 2024, there were no other repurchases of our common stock under the 2020 Repurchase Program.
As of December 31, 2024, there remained an outstanding authorization to repurchase approximately 5.7 million shares of our outstanding common stock under the 2020 Repurchase Program.
We record share repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock. During the year ended December 31, 2024, the cumulative price of $47.9 million was recorded as an increase to accumulated deficit.
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
•For variable arrangements, we recognize revenue based on an estimate of the licensee’s sale or usage of the IP during the periods the sale or usage occur, typically quarterly, with a true-up recorded, if required, when we receive the actual royalty report from the licensee.
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
We recognize support and maintenance revenue over the time those services are provided.
Significant Judgments
We apply significant judgment in determining the amount and timing of revenue from our contracts with customers, based on our estimate of the man-months necessary for completing development and customization services. We have adequate tools and controls in place, and substantial experience and expertise in timely and accurately tracking man-months incurred in completing customization and other professional services, and quantifying significant changes in estimates.
We recognize revenue on variable fee licensing arrangements on the basis of estimated sales and usage, which we then true up to actual results when we receive the final related reports from our customers.
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
Acquired indefinite-lived intangible assets related to our IPR&D are capitalized and subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, we make a separate determination of the useful life of the acquired indefinite-lived intangible assets and the related amortization is recorded as an expense over the estimated useful life of the specific projects. Indefinite-lived intangible assets are subject to at least an annual assessment for impairment, applying a fair-value based test. We first perform a qualitative assessment to determine whether it is more likely than not (more than 50% likelihood) that the indefinite-lived intangible assets are impaired. If after assessing the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, we determine that it is more likely than not that the indefinite-lived intangible assets are impaired, then we perform a quantitative impairment test by comparing the fair value of the intangible assets with its carrying amount. We measure fair value of the indefinite-lived intangible assets under the income approach based on a projected cash flow method using a discount rate determined by our management which is commensurate with the risk inherent in our current business model. Our discounted cash flow projections are based on our annual financial forecasts developed internally by our management for use in managing our business. If the fair value of the indefinite-lived intangible assets exceeds its carrying value, the indefinite-lived intangible assets are not impaired and no further testing is required. If the implied fair value of the indefinite-lived intangible assets is less than the carrying value, the difference is recorded as an impairment loss.
Income Taxes
As part of preparing our consolidated financial statements, we are required to calculate the income tax expense (benefit) which relates to the pretax income or loss for the period. In addition, we are required to assess the realization of the deferred tax asset or liability to be included in the Consolidated Balance Sheet as of the reporting dates.
As of December 31, 2024, our Consolidated Balance Sheet included net deferred tax assets, before valuation allowance, of approximately $160.1 million, which consists of net operating loss carryovers, tax credit carryovers, capitalized research, amortization, employee stock-based compensation expenses, certain liabilities and certain assets. As of December 31, 2024, we have a valuation allowance of $26.8 million, resulting in net deferred tax assets of $133.3 million.
We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. During 2023, based on all available positive and negative evidence, we determined that it was appropriate to release the valuation allowance on the majority of our U.S. federal and other state deferred tax assets. Our position on the realizability of our net deferred tax assets has not changed based on our review of all available evidence for 2024.
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
Our policy specifically prohibits trading securities for the sole purpose of realizing trading profits, however, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss. Similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of December 31, 2024, we had an investment portfolio of fixed income marketable securities of $394.4 million, including cash equivalents and time deposits. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of December 31, 2024, the fair value of the portfolio would decline by approximately $2.3 million. Actual results may differ materially from this sensitivity analysis.
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
We have on occasion, entered into foreign currency forward contracts (the “Contracts”) to manage our exposure related to certain foreign currency denominated monetary assets (the “Hedging Program”) and to minimize the related impact of foreign currency fluctuations on our earnings. The hedged monetary assets primarily consisted of certain euro-denominated cash and accounts receivable balances. Contracts are typically entered into at the end of a month, with an approximately one month duration at inception. As of December 31, 2024, no Contracts were outstanding and we have entered into no such contracts during 2024.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting for the year ended December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2024, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the below directors and/or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K. Each of the Rule 10b5-1 trading arrangements were entered into during an open insider trading window and are intended to satisfy the affirmative defense in Rule 10b5-1(c)(1) under the Exchange Act and the Company’s policies regarding insider transactions.

Name	Title	Adopted or Terminated	Adoption Date	Expiration Date	Total Number of Shares of Common Stock Sold or to be Sold
Luc Seraphin	President and Chief Executive Officer	Adopted	December 13, 2024	December 13, 2025	Up to 174,400
John Shinn	Senior Vice President and General Counsel	Adopted	December 13, 2024	December 13, 2025	Up to 41,764
Desmond M. Lynch	Senior Vice President, Finance and Chief Financial Officer	Adopted	December 13, 2024	December 13, 2025	6,861
Other than as disclosed above, no other directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, during our last fiscal quarter.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.

Item 11.	Executive Compensation
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)    (1) Financial Statements
The following consolidated financial statements of the Registrant and Reports of Independent Registered Public Accounting Firms, are included herewith:
(a)    (2) Financial Statement Schedule
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Rambus Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Rambus Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over revenue

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company’s revenue is generated from contracts with customers and is mainly comprised of product revenue, royalties, and contract and other revenue. The Company’s process to account for and recognize revenue differs across revenue streams. The Company recorded $556.6 million of total revenue for the year-ended December 31, 2024.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Evaluating the nature and extent of audit evidence obtained over each revenue stream required subjective auditor judgment due to the separate processes to account for and recognize revenue, including identification and evaluation of contract terms.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over each revenue stream. For each revenue stream, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including controls over the Company’s identification and evaluation of contract terms. We performed a software-assisted data analysis to test relationships among certain revenue transactions. For a selection of revenue transactions, we evaluated the Company’s assessment of the contract terms impacting the timing of revenue recognition. For a sample of revenue transactions, we (1) assessed the accounting for consistency with the Company’s accounting policies, including timing of revenue recognition and (2) compared the recorded amounts for consistency to underlying documentation, including customer contracts. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

We have served as the Company’s auditor since 2024.

/s/ KPMG LLP
Santa Clara, California
February 24, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rambus Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Rambus Inc. and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt in 2022.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 23, 2024, except for the change in the manner in which the Company accounts for segments discussed in Note 3 to the consolidated financial statements, as to which the date is February 24, 2025.

We served as the Company’s auditor from 1991 to 2024.

RAMBUS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except shares and per share amounts)	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$99,775	$94,767
Marketable securities	382,023	331,077
Accounts receivable	122,813	82,925
Unbilled receivables	25,070	50,872
Inventories	44,634	36,154
Prepaids and other current assets	15,942	34,850
Total current assets	690,257	630,645
Intangible assets, net	17,059	28,769
Goodwill	286,812	286,812
Property and equipment, net	75,509	67,808
Operating lease right-of-use assets	21,454	21,497
Deferred tax assets	136,466	127,892
Income tax receivable	109,947	88,768
Other assets	5,632	6,036
Total assets	$1,343,136	$1,258,227
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,522	$18,074
Accrued salaries and benefits	19,193	17,504
Deferred revenue	19,903	17,393
Income taxes payable	1,264	5,099
Operating lease liabilities	5,617	4,453
Other current liabilities	17,313	26,598
Total current liabilities	81,812	89,121
Long-term operating lease liabilities	24,534	26,255
Long-term income taxes payable	109,383	78,947
Other long-term liabilities	6,715	25,803
Total liabilities	222,444	220,126
Commitments and contingencies (Notes 10, 13 and 19)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 106,843,112 shares as of December 31, 2024 and 107,853,778 shares as of December 31, 2023	107	108
Additional paid in capital	1,275,505	1,324,796
Accumulated deficit	(153,660)	(285,534)
Accumulated other comprehensive loss	(1,260)	(1,269)
Total stockholders’ equity	1,120,692	1,038,101
Total liabilities and stockholders’ equity	$1,343,136	$1,258,227
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share amounts)	2024	2023	2022

Revenue:
Product revenue	$246,815	$224,632	$227,068
Royalties	226,172	150,110	139,816
Contract and other revenue	83,637	86,375	87,909
Total revenue	556,624	461,117	454,793
Cost of revenue:
Cost of product revenue	95,875	84,495	88,976
Cost of contract and other revenue	3,028	5,403	4,668
Amortization of acquired intangible assets	11,204	13,524	13,935
Total cost of revenue	110,107	103,422	107,579
Gross profit	446,517	357,695	347,214
Operating expenses:
Research and development	162,881	156,827	158,769
Sales, general and administrative	104,094	108,149	106,718
Amortization of acquired intangible assets	506	1,217	1,674
Restructuring and other charges	—	9,368	—
Gain on divestiture	—	(90,784)	—
Impairment of assets	1,071	10,045	—
Change in fair value of earn-out liability	(5,044)	9,234	3,111
Total operating expenses	263,508	204,056	270,272
Operating income	183,009	153,639	76,942
Interest income and other income (expense), net	18,450	11,327	7,771
Gain on sale of equity security	—	—	3,547
Loss on extinguishment of debt	—	—	(83,626)
Loss on fair value adjustment of derivatives, net	—	(240)	(10,585)
Gain on sale of non-marketable equity security	—	23,924	—
Interest expense	(1,416)	(1,490)	(1,874)
Interest and other income (expense), net	17,034	33,521	(84,767)
Income (loss) before income taxes	200,043	187,160	(7,825)
Provision for (benefit from) income taxes	20,222	(146,744)	6,485
Net income (loss)	$179,821	$333,904	$(14,310)
Net income (loss) per share:
Basic	$1.67	$3.09	$(0.13)
Diluted	$1.65	$3.01	$(0.13)
Weighted-average shares used in per share calculations:
Basic	107,438	108,183	109,472
Diluted	109,041	110,889	109,472

Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In thousands)	2024	2023	2022

Net income (loss)	$179,821	$333,904	$(14,310)
Other comprehensive income (loss):
Foreign currency translation adjustment	(230)	282	(958)
Unrealized gain (loss) on marketable securities, net of tax	239	3,412	(2,553)
Total comprehensive income (loss)	$179,830	$337,598	$(17,821)
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
	Common Stock
(In thousands)	Shares	Amount				Total

Balances as of December 31, 2021	109,292	$109	$1,298,966	$(435,227)	$(1,452)	$862,396
Net loss	—	—	—	(14,310)	—	(14,310)
Foreign currency translation adjustment	—	—	—	—	(958)	(958)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(2,553)	(2,553)
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,513	2	(12,279)	—	—	(12,277)
Repurchase and retirement of common stock under repurchase program	(3,195)	(3)	(10,278)	(90,140)	—	(100,421)
Stock-based compensation	—	—	35,552	—	—	35,552
Retirement of convertible senior note hedges	—	—	78,415	—	—	78,415
Retirement of warrants	—	—	(58,423)	—	—	(58,423)
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(34,545)	26,421	—	(8,124)
Balances as of December 31, 2022	107,610	108	1,297,408	(513,256)	(4,963)	779,297
Net income	—	—	—	333,904	—	333,904
Foreign currency translation adjustment	—	—	—	—	282	282
Unrealized gain on marketable securities, net of tax	—	—	—	—	3,412	3,412
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,698	1	(29,379)	—	—	(29,378)
Repurchase and retirement of common stock under repurchase program	(1,859)	(1)	(5,783)	(94,742)	—	(100,526)
Stock-based compensation	—	—	45,011	—	—	45,011
Issuance of common stock in connection with the payments of year 1 and year 2 earn-out related to the PLDA Group acquisition	405	—	16,556	—	—	16,556
Issuance of common stock in connection with the maturity of the convertible senior notes related to the settlement of the in-the-money conversion feature of the convertible senior notes	284	—	—	—	—	—
Exercise of the convertible senior note hedges in connection with the conversion of convertible senior notes and retirement of the corresponding shares	(284)	—	11,440	(11,440)	—	—
Retirement of warrants	—	—	(10,457)	—	—	(10,457)
Balances as of December 31, 2023	107,854	108	1,324,796	(285,534)	(1,269)	1,038,101
Net income	—	—	—	179,821	—	179,821
Foreign currency translation adjustment	—	—	—	—	(230)	(230)
Unrealized gain on marketable securities, net of tax	—	—	—	—	239	239
Issuance of common stock upon exercise of options, equity stock and employee stock purchase plan	1,023	1	(35,876)	—	—	(35,875)
Repurchase and retirement of common stock under repurchase program (includes excise tax)	(2,211)	(2)	(65,750)	(47,947)		(113,699)
Stock-based compensation	—	—	44,879	—	—	44,879
Issuance of common stock in connection with the payment of year 3 earn-out related to the PLDA Group acquisition	177	—	7,456	—	—	7,456
Balances as of December 31, 2024	106,843	$107	$1,275,505	$(153,660)	$(1,260)	$1,120,692
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2024	2023	2022

Cash flows from operating activities:
Net income (loss)	$179,821	$333,904	$(14,310)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	44,880	45,011	35,552
Depreciation	30,980	33,687	31,517
Amortization of intangible assets	11,710	14,741	15,610
Non-cash interest expense and amortization of convertible debt issuance costs	—	3	207
Loss on extinguishment of debt	—	—	83,626
Loss on fair value adjustment of derivatives, net	—	240	10,585
Deferred income taxes	(9,875)	(145,350)	689
Gain on divestiture	—	(90,784)	—
Gain on sale of non-marketable equity security	—	(23,924)	—
Impairment of assets	1,071	10,045	—
Gain on sale of equity security	—	—	(3,547)
Change in fair value of earn-out liability	(5,044)	9,234	3,111
Other	15	645	2,413
Change in operating assets and liabilities, net of effects of acquisition/disposition:
Accounts receivable	(39,835)	(28,931)	(9,274)
Unbilled receivables	26,191	93,796	107,945
Prepaid expenses and other assets	(5,500)	2,763	(89)
Inventories	(8,480)	(15,254)	(12,702)
Income taxes receivable	(21,179)	(87,704)	(618)
Accounts payable	580	(5,768)	11,975
Accrued salaries and benefits and other liabilities	571	41	(4,745)
Income taxes payable	26,275	59,643	(19,279)
Deferred revenue	3,774	(5,048)	(1,354)
Operating lease liabilities	(5,356)	(5,204)	(6,919)
Net cash provided by operating activities	230,599	195,786	230,393
Cash flows from investing activities:
Purchases of property and equipment	(30,697)	(23,240)	(17,478)
Acquisition of intangible assets	—	—	(3,000)
Purchases of marketable securities	(415,374)	(434,155)	(150,949)
Maturities of marketable securities	280,829	175,854	59,642
Proceeds from sale of marketable securities	85,722	117,798	276,687
Proceeds from sale of non-marketable equity security	22,796	—	—
Proceeds from divestiture	—	106,347	—
Proceeds from sale of equity security	—	—	3,009
Acquisition of businesses, net of cash acquired	—	—	(15,932)
Net cash provided by (used in) investing activities	(56,724)	(57,396)	151,979
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	5,465	8,950	6,136
Payments of taxes on restricted stock units	(41,340)	(38,328)	(18,413)
Payments under installment payment arrangements	(16,350)	(16,192)	(14,378)
Payments for settlement and repurchase of convertible senior notes	—	(10,381)	(258,060)
Proceeds from retirement of convertible senior note hedges	—	—	91,729
Payments for settlement of warrants	—	(10,697)	(69,528)
Payment of deferred purchase consideration from acquisition	(2,450)	(2,450)	—
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program	(113,312)	(100,525)	(100,421)
Net cash used in financing activities	(167,987)	(169,623)	(362,935)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(880)	306	(2,007)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,008	(30,927)	17,430
Cash, cash equivalents and restricted cash at beginning of year	94,767	125,694	108,264
Cash, cash equivalents and restricted cash at end of year	$99,775	$94,767	$125,694

	Years Ended December 31,
(In thousands)	2024	2023	2022

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$73	$1,525
Income taxes, net of refunds	$27,132	$25,932	$25,275
Non-cash investing and financing activities:
Property and equipment received and accrued in accounts payable and other liabilities	$3,935	$21,768	$39,035
Issuance of common stock in connection with the payments of earn-out related to the PLDA Group acquisition	$7,456	$16,556	$—
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$4,799	$1,690	$5,931

	As of December 31,
(In thousands)	2024	2023	2022

Reconciliation of the cash, cash equivalents and restricted cash balances as shown in the consolidated statement of cash flows:
Cash and cash equivalents	$99,775	$94,767	$125,334
Restricted cash	—	—	360
Cash, cash equivalents and restricted cash	$99,775	$94,767	$125,694
Refer to Notes to Consolidated Financial Statements

RAMBUS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company
Rambus Inc. (“Rambus” or the “Company”) was incorporated in California in March 1990 and reincorporated in Delaware in March 1997. Rambus is a global semiconductor company dedicated to enabling the future of the data center and artificial intelligence (“AI”) by delivering innovative memory and security solutions that address the evolving needs of the technology industry.
As a pioneer with nearly 35 years of advanced semiconductor design experience, the Company is at the forefront of enabling the next era of AI-driven computing, addressing the critical challenges of accelerating and securing data movement in the data center, edge, and client markets. The Company is a leader in high-performance memory subsystems, offering a balanced and diverse portfolio of products encompassing chips and silicon intellectual property (“IP”). Focusing primarily on the data center, the Company’s innovative solutions maximize performance and security in computationally intensive systems.
The Company provides industry-leading memory interface chips that enable the highest bandwidth and capacity server memory modules, maximizing memory performance for the most demanding data-intensive workloads. These solutions are essential for supporting the training and inference of increasingly complex AI models, including those used in generative AI applications.
The Company generates revenue by selling its semiconductor chips and licensing its IP products and inventions to market-leading companies.
2. Summary of Significant Accounting Policies
Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of Rambus and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated on the accompanying consolidated financial statements. Rambus accounts for investments in entities where it owns more than 20% and has significant influence (but not control) over the investee's operations using the equity method. These investments are classified under other assets.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.
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
Where an arrangement includes multiple performance obligations, the transaction price is allocated to these on a relative standalone selling price basis. The Company has established standalone selling prices for the majority of its distinct offerings - specifically, the same pricing methodology is consistently applied to all licensing arrangements; all service offerings are priced within tightly controlled bands and all contracts that include support and maintenance state a renewal rate or price that is systematically enforced. For certain contracts, the Company utilizes the residual approach to estimate standalone selling prices primarily for service offerings sold to customers at highly variable pricing.
The Company’s revenue consists of product, royalty and contract and other revenue. Products primarily consist of memory interface chips sold directly and indirectly to module manufacturers and OEMs worldwide through multiple channels, including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
•For variable arrangements, the Company recognizes revenue based on an estimate of the licensee’s sale or usage of the IP during the periods the sale or usage occur, typically quarterly, with a true-up recorded, if required, when the Company receives the actual royalty report from the licensee.
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
The Company recognizes support and maintenance revenue over the time those services are provided.
Significant Judgments
The Company applies significant judgment when determining the amount and timing of revenue from the Company’s contracts with customers, based on its estimate of the man-months necessary for completing development and customization services. The Company has adequate tools and controls in place, and substantial experience and expertise in timely and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
accurately tracking man-months incurred in completing customization and other professional services, and quantifying significant changes in estimates.
The Company recognizes revenue on variable fee licensing arrangements on the basis of estimated sales and usage, which the Company then trues up to actual results when it receives the final related reports from its customers.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to the Company’s customers. The Company records contract assets when revenue is recognized prior to invoicing, and a contract liability when revenue is recognized subsequent to invoicing. The contract assets are transferred to receivables when the billing occurs.
Cost of Revenue
Cost of revenue includes cost of professional services, materials, including cost of wafers processed by third-party foundries, costs associated with packaging and assembly, test and shipping, cost of personnel, including stock-based compensation, and equipment associated with manufacturing support, logistics and quality assurance, warranty costs, amortization of existing technology, write-down of inventories, amortization of production mask costs, overhead and an allocated portion of occupancy costs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company performed its annual goodwill impairment analysis as of December 31, 2024 and determined that there was no impairment of its goodwill. For the years ended December 31, 2023 and 2022, the Company did not recognize any goodwill impairment charges.
Intangible Assets
Intangible assets are comprised of existing technology, customer contracts and contractual relationships, and other definite-lived and indefinite-lived intangible assets. Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable definite-lived intangible assets are amortized over the period of estimated benefit using the straight-line method, with estimated useful lives ranging from six months to ten years.
Acquired indefinite-lived intangible assets related to the Company’s in-process research and development (“IPR&D”) are capitalized and subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company makes a separate determination of the useful life of the acquired indefinite-lived intangible assets and the related amortization is recorded as an expense over the estimated useful life of the specific projects. Indefinite-lived intangible assets are subject to at least an annual assessment for impairment, applying a fair-value based test. The Company first performs a qualitative assessment to determine whether it is more likely than not (more than 50% likelihood) that the indefinite-lived intangible assets are impaired. If after assessing the totality of events and circumstances and their potential effect on significant inputs to the fair value determination, the Company determines that it is more likely than not that the indefinite-lived intangible assets are impaired, then the Company performs a quantitative impairment test by comparing the fair value of the intangible assets with its carrying amount. The Company measures fair value of the indefinite-lived intangible assets under the income approach based on a projected cash flow method using a discount rate determined by its management which is commensurate with the risk inherent in its current business model. The Company’s discounted cash flow projections are based on its annual financial forecasts developed internally by management for use in managing its business. If the fair value of the indefinite-lived intangible assets exceeds its carrying value, the indefinite-lived intangible assets are not impaired and no further testing is required. If the implied fair value of the indefinite-lived intangible assets is less than the carrying value, the difference is recorded as an impairment loss.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories are reduced for write-downs based on periodic reviews for evidence of excess or obsolete parts. The write-down is based on comparison between inventory on hand and estimated future sales for each specific product. Once written down, inventory write-downs are not reversed until the inventory is sold or scrapped. Inventory write-downs are also established when conditions indicate that the net realizable value is less than cost due to physical deterioration, obsolescence, changes in price level or other causes.
Property and Equipment
Property and equipment include computer software, computer equipment, leasehold improvements, machinery, and furniture and fixtures. Computer software, computer equipment, machinery, and furniture and fixtures are stated at cost and generally depreciated on a straight-line basis over an estimated useful life of three to seven years. Refer to Note 11, “Balance Sheet Details,” for additional information. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in the results from operations.
Definite-Lived Asset Impairment
The Company evaluates definite-lived assets (including property and equipment and intangible assets) for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset group and its eventual disposition. The Company’s estimates of future cash flows attributable to its asset groups require significant judgment based on its historical and anticipated results and are subject to many factors. Factors that the Company considers important which could trigger an impairment review include significant negative industry or economic trends, significant loss of clients and significant changes in the manner of its use of the acquired assets or the strategy for its overall business.
When the Company determines that the carrying value of an asset group may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures the potential impairment based on a projected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
discounted cash flow method using a discount rate determined by the Company to be commensurate with the risk inherent in the Company’s current business model. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. The impairment charge is recorded to reduce the pre-impairment carrying amount of the assets based on the relative carrying amount of those assets, though not to reduce the carrying amount of an asset below its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of the assets. During 2024, 2023 and 2022, the Company did not recognize any impairment of its definite-lived and indefinite-lived assets, except as described in Note 20, “Divestiture.”
Income Taxes
Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for expected future tax events that have been recognized differently in the Company’s consolidated financial statements and tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated. A valuation allowance is established when necessary to reduce deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.
In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in its tax return. The company recognizes the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position.
Stock-Based Compensation and Equity Incentive Plans
The Company maintains stock plans covering a broad range of equity grants including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, the Company sponsors an Employee Stock Purchase Plan (“ESPP”), whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates. The Company determines compensation expense associated with restricted stock units based on the fair value of its common stock on the date of grant.
Cash and Cash Equivalents
Cash equivalents are investments with original maturity of three months or less at the date of purchase. The Company maintains its cash balances with high-quality financial institutions. Cash equivalents are invested in highly rated, liquid money market securities, time deposits and certain U.S. government sponsored obligations.
Marketable Securities
Rambus invests its excess cash and cash equivalents primarily in U.S. government-sponsored obligations, corporate bonds, commercial paper and notes, time deposits and money market funds that mature within three years. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses are recorded based on the specific identification method and are included in interest and other income, net. The Company reviews its investments in marketable securities for possible other than temporary impairments on a regular basis. If any loss on investment is believed to be a credit loss, a charge will be recognized in operations. In evaluating whether a credit loss on a debt security has occurred, the Company considers the following factors: 1) the Company’s intent to sell the security, 2) if the Company intends to hold the security, whether or not it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis and 3) even if the Company intends to hold the security, whether or not the Company expects the security to recover the entire amortized cost basis. Due to the high credit quality and short-term nature of the Company’s investments, there have been no material credit losses recorded to date. The classification of funds between short-term and long-term is based on whether the securities are available for use in operations or other purposes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company does not have any financial assets or liabilities in Level 3 as of December 31, 2024 and 2023, except for the Company’s liability for the earn-out consideration related to the PLDA acquisition as of December 31, 2023, which was recorded within other long-term liabilities. The Company had classified this liability within Level 3 of the fair value hierarchy because the fair value was determined using significant unobservable inputs. Refer to Note 9, “Fair Value of Financial Instruments,” for additional information.
The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities as of December 31, 2024 and 2023.
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
The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company’s equity method investments were initially recognized at cost, and the carrying amount was increased or decreased to recognize the Company’s share of the profit or loss of the investee after the date of acquisition. The Company’s share of the investee’s profit or loss was recognized in interest and other income (expense), net in the Company’s Consolidated Statements of Operations. Distributions received from an investee reduced the carrying amount of the investment.
Research and Development
Costs incurred in research and development, which include engineering expenses, such as salaries and related benefits, stock-based compensation, depreciation, professional services and overhead expenses related to the general development of the Company’s products, are expensed as incurred.
Computation of Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the earnings by the weighted-average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, employee stock purchases, and restricted stock and restricted stock units, and shares issuable upon the conversion of convertible notes. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method, or the if-converted method for the in-the-money conversion benefit feature of the 2023 Notes. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potentially dilutive common shares are included in the computation of diluted earnings per share amount when a net loss is reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Credit Concentration
As of December 31, 2024 and 2023, the Company’s cash, cash equivalents and marketable securities were invested with various financial institutions in the form of corporate bonds, commercial paper and notes, money market funds, time deposits, U.S. Treasuries and U.S. Government Agencies. The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high-credit issuers and, by investment policy, attempts to limit the amount of credit exposure to any one issuer. As stated in the Company’s investment policy, it will ensure the safety and preservation of the Company’s invested funds by limiting default risk and market risk. The Company has certain investments denominated in foreign currencies and therefore is subject to foreign exchange risk from these assets. The Company holds cash, cash equivalents and marketable securities in excess of federally insured limits.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This guidance requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. In addition, this ASU requires that all existing annual disclosures about segment profit or loss must be provided on an interim basis and clarifies that single reportable segment entities are subject to the disclosure requirement under Topic 280 in its entirety. This ASU is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods within annual reporting periods beginning after December 15, 2024. The Company adopted this guidance for the year ended December 31, 2024 on a retrospective basis. Refer to Note 7, “Segments and Major Customers,” for additional information.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires additional disclosures related to rate reconciliation, income taxes paid and other disclosures. For each annual period presented, public business entities are required to 1) disclose specific categories in the rate reconciliation and 2) provide additional information for reconciling items that meet a quantitative threshold. In addition, this ASU requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state and foreign taxes, as well as the amount of income taxes paid disaggregated by individual jurisdictions which meet a quantitative threshold. This ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this ASU should be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”).” This guidance requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement expense caption, as applicable. The ASU also requires a qualitative description of the amounts remaining in expense captions that are not separately disaggregated quantitatively, as well as disclosure of the total amount of selling expenses and, in annual reporting periods, the entity’s definition of selling expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments.” This guidance clarifies the requirements for determining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU also clarifies that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. This ASU is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments of ASU 2020-06. The amendments in this ASU may be applied either on a prospective or retrospective basis. The Company currently expects no impact from this ASU on its consolidated financial statements and related disclosures.
4. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of December 31, 2024.
The Company’s contract balances were as follows:

	As of December 31,
(In thousands)	2024	2023
Unbilled receivables	$29,104	$55,295
Deferred revenue	21,852	18,085
During the years ended December 31, 2024 and December 31, 2023, the Company recognized $17.5 million and $20.8 million, respectively, of revenue that was included in deferred revenue as of December 31, 2023 and December 31, 2022, respectively.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $25.7 million as of December 31, 2024, which the Company primarily expects to recognize over the next 2 years.
5. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Years Ended December 31,
(In thousands, except per share amounts)	2024	2023	2022
Net income (loss) per share:
Numerator:
Net income (loss)	$179,821	$333,904	$(14,310)
Denominator:
Weighted-average common shares outstanding - basic	107,438	108,183	109,472
Effect of potentially dilutive common shares	1,603	2,706	—
Weighted-average common shares outstanding - diluted	109,041	110,889	109,472
Basic net income (loss) per share	$1.67	$3.09	$(0.13)
Diluted net income (loss) per share	$1.65	$3.01	$(0.13)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The shares in the tables above did not include the principal amount of the Company’s 2023 Notes (“the 2023 Notes”) as the principal amount of the 2023 Notes had to be paid in cash. The Company settled the conversion of the remaining $10.4 million aggregate principal amount of the 2023 Notes in the first quarter of 2023. Accordingly, the Company delivered approximately 0.3 million shares of the Company's common stock as settlement related to the in-the-money conversion feature of the 2023 Notes and received an equal amount of shares due to the settlement of the convertible senior note hedges. The Company included dilutive instruments exercised during the period in the denominator of diluted earnings (loss) per share for the period prior to exercise, and thereafter, the Company included the actual shares issued in the denominator for both basic and diluted earnings (loss) per share. Refer to Note 12, “Convertible Notes,” for additional information.
As a result of the Company’s adoption of ASU No. 2020-06 on January 1, 2022, the dilutive impact of the 2023 Notes on the calculation of diluted net income (loss) per share was considered using the if-converted method. Furthermore, because the principal amount of the 2023 Notes had to be settled in cash, the dilutive impact of applying the if-converted method was limited to the in-the-money portion, if any, of the 2023 Notes.
6. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the years ended December 31, 2024 and December 31, 2023:

(In thousands)	December 31, 2023	Adjustment to Goodwill	December 31, 2024
Total goodwill	$286,812	—	$286,812

(In thousands)	December 31, 2022	Divestiture of Goodwill (1)	December 31, 2023
Total goodwill	$292,040	$(5,228)	$286,812
______________________________________
(1)    In September 2023, the Company divested its PHY IP group, which resulted in the Company recognizing a decrease in goodwill based on the relative fair value of the Company’s single reporting unit in proportion to the fair value of the divested PHY IP group. Refer to Note 20, “Divestiture,” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible Assets, Net
The components of the Company’s intangible assets as of December 31, 2024 and December 31, 2023 were as follows:

		As of December 31, 2024
(In thousands, except useful life)	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Existing technology	3 to 10 years	$288,001	$(270,954)	$17,047
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,484)	12
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$325,797	$(308,738)	$17,059
______________________________________
(1)    The IPR&D projects acquired in connection with the acquisition of PLDA in 2021 were completed during the fourth quarter of 2024. The related intangible assets of $7.4 million were reclassified as existing technology and are being amortized over their expected useful life of five years. During the year ended December 31, 2024, the amortization for the reclassified assets was not material.

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
Amortization expense for intangible assets for the years ended December 31, 2024, 2023 and 2022 was $11.7 million, $14.7 million and $15.6 million, respectively.
The estimated future amortization expense of intangible assets as of December 31, 2024 was as follows (in thousands):

Years Ending December 31:	Amount
2025	$7,226
2026	5,191
2027	1,929
2028	1,480
2029	1,233
Total intangible assets	$17,059
7. Segments and Major Customers
Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of December 31, 2024, the Company has a single operating and reportable segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The CODM uses net income to assess segment performance, allocate resources and manage the business on a consolidated basis. The significant expenses for the segment exclude certain non-cash adjustments and non-recurring items, and are used to monitor budget versus actual results and to analyze the period-over-period comparisons.
The significant expenses that are regularly provided to the CODM and reconciliations to the consolidated net income for the years ended December 31, 2024, 2023 and 2022, respectively, were as follows:

	For the Years Ended December 31,
(In thousands)	2024	2023	2022
Total revenue	$556,624	$461,117	$454,793
Adjusted cost of revenue (1)	(98,368)	(89,322)	(93,101)
Adjusted research and development (2)	(146,431)	(140,793)	(142,853)
Adjusted sales, general and administrative (3)	(76,038)	(76,669)	(78,335)
Other segment items:
Stock-based compensation expenses (4)	(44,879)	(45,011)	(35,552)
Amortization of acquired intangible assets (4)	(11,710)	(14,741)	(15,610)
Impairment of assets	(1,071)	(10,045)	—
Acquisition & divestiture-related costs (5)	(162)	(1,625)	(7,179)
Interest and other income (expense), net	17,034	33,521	(84,767)
Change in fair value of earn-out liability	5,044	(9,234)	(3,111)
Restructuring charges	—	(9,368)	—
Gain on divestiture	—	90,784	—
Other (6)	—	(1,454)	(2,110)
Provision for (benefit from) income taxes	(20,222)	146,744	(6,485)
Net income (loss)	$179,821	$333,904	$(14,310)
_________________________________________
(1)    Excludes stock-based compensation expenses and amortization of acquisition-related intangible assets.
(2)     Excludes stock-based compensation expenses and retention bonus expense related to acquisitions.
(3)    Excludes stock-based compensation expenses and acquisition/divestiture-related costs and retention bonus expense.
(4)    The Company excludes these expenses from its adjusted cost of revenue and operating expenses primarily because such expenses are non-cash expenses that the Company does not believe are reflective of ongoing operating results.
(5)    The Company excludes these expenses in order to provide better comparability between periods as they are related to acquisitions and divestitures and have no direct correlation to the Company’s ongoing operating results.
(6)    Includes gain on sale of equity security, expense on abandoned operating leases, facility restoration costs and certain other one-time adjustments. The Company excludes these items as they are not reflective of ongoing results.
The following represents the Company’s significant expenses related to research and development expenses and sales, general and administrative expenses, as shown above, for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
(In thousands)	2024	2023	2022
Payroll and benefits	$129,228	$123,056	$124,130
Variable research and development expenses (1)	27,342	28,228	29,482
Professional fees	20,055	22,148	21,524
Temporary labor services and consulting expenses	14,264	13,577	17,276
Facilities costs	11,853	12,347	11,205
Amortization and depreciation	10,076	10,144	9,265
Other expenses	9,651	7,962	8,306
Total adjusted operating expenses	$222,469	$217,462	$221,188
_________________________________________
(1)    Includes primarily software tools, software licenses and prototyping costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable as of December 31, 2024 and 2023, respectively, was as follows:

	As of December 31,
Customer	2024	2023
Customer 1	39%	49%
Customer 2	17%	13%
Customer 3	*	12%
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively, was as follows:

	Years Ended December 31,
Customer	2024	2023	2022
Customer A	23%	27%	*
Customer B	17%	18%	19%
Customer C	12%	*	17%
Customer D	*	*	14%
_________________________________________
*    Customer accounted for less than 10% of total revenue in the period.
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Years Ended December 31,
(In thousands)	2024	2023	2022
United States	$201,466	$176,821	$277,776
South Korea	197,515	152,328	7,222
Singapore	67,318	53,327	57,309
Other	90,325	78,641	112,486
Total	$556,624	$461,117	$454,793
As of December 31, 2024, of the $75.5 million of total property and equipment, approximately $70.4 million was located in the United States, $2.6 million was located in India and $2.5 million was located in other foreign locations. As of December 31, 2023, of the $67.8 million of total property and equipment, approximately $64.1 million was located in the United States, $3.0 million was located in India and $0.7 million was located in other foreign locations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Marketable Securities
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of December 31, 2024
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$87,415	$87,415	$—	$—
Cash equivalents:
Money market funds	6,025	6,025	—	—
Corporate notes, bonds and commercial paper	6,335	6,334	1	—
Total cash equivalents	12,360	12,359	1	—
Total cash and cash equivalents	99,775	99,774	1	—
Marketable securities:
Time deposits	12,870	12,870	—	—
U.S. Government bonds and notes	220,056	220,034	184	(162)
Corporate bonds, commercial paper and notes	149,097	149,085	121	(109)
Total marketable securities	382,023	381,989	305	(271)
Total cash, cash equivalents and marketable securities	$481,798	$481,763	$306	$(271)

	As of December 31, 2023
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$88,486	$88,486	$—	$—
Cash equivalents:
Money market funds	3,790	3,790	—	—
U.S. Government bonds and notes	2,491	2,491	—	—
Total cash equivalents	6,281	6,281	—	—
Total cash and cash equivalents	94,767	94,767	—	—
Marketable securities:
U.S. Government bonds and notes	194,428	194,389	251	(212)
Corporate bonds, commercial paper and notes	136,649	136,892	162	(405)
Total marketable securities	331,077	331,281	413	(617)
Total cash, cash equivalents and marketable securities	$425,844	$426,048	$413	$(617)
Available-for-sale securities are reported at fair value on the balance sheets and were classified along with cash as follows:

	As of December 31,
(In thousands)	2024	2023
Cash	$87,415	$88,486
Cash equivalents	12,360	6,281
Total cash and cash equivalents	99,775	94,767
Marketable securities	382,023	331,077
Total cash, cash equivalents and marketable securities	$481,798	$425,844
The Company continues to invest in highly rated, liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation and impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position as of December 31, 2024 and 2023 are as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

Less than 12 months
U.S. Government bonds and notes	$83,162	$32,454	$(162)	$(53)
Corporate bonds, commercial paper and notes	48,360	46,407	(109)	(40)
Total cash equivalents and marketable securities in a continuous unrealized loss position for less than 12 months	131,522	78,861	(271)	(93)
12 months or greater
U.S. Government bonds and notes	—	6,841	—	(159)
Corporate bonds, commercial paper and notes	—	16,619	—	(365)
Total marketable securities in a continuous unrealized loss position for 12 months or greater	—	23,460	—	(524)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$131,522	$102,321	$(271)	$(617)
The gross unrealized losses as of December 31, 2024 and 2023 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate bonds, commercial paper and notes. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). The Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	December 31, 2024
Due less than one year	$294,611
Due from one year through three years	93,747
Total	$388,358
Refer to Note 9, “Fair Value of Financial Instruments,” for a discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Fair Value of Financial Instruments
The following table presents the financial instruments and liabilities that are carried at fair value and summarizes their valuation by the respective pricing levels detailed in Note 2, “Summary of Significant Accounting Policies,” as of December 31, 2024 and 2023:

	As of December 31, 2024
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$6,025	$6,025	$—	$—
Time deposits	12,870	—	12,870	—
U.S. Government bonds and notes	220,056	—	220,056	—
Corporate bonds, commercial paper and notes	155,432	—	155,432	—
Total assets carried at fair value	$394,383	$6,025	$388,358	$—

	As of December 31, 2023
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$3,790	$3,790	$—	$—
U.S. Government bonds and notes	196,919	—	196,919	—
Corporate bonds, commercial paper and notes	136,649	—	136,649	—
Total assets carried at fair value	$337,358	$3,790	$333,568	$—
Liabilities carried at fair value
Earn-out consideration related to PLDA acquisition	$12,500	$—	$—	$12,500
Total liabilities carried at fair value	$12,500	$—	$—	$12,500
The Company’s liabilities related to earn-out consideration are classified within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. The following table presents additional information about liabilities measured at fair value for which the Company utilizes Level 3 inputs to determine fair value, as of December 31, 2024 and 2023:

	Years Ended December 31,
(In thousands)	2024	2023	2022
Balance as of beginning of period	$12,500	$14,800	$16,900
Change in fair value of earn-out liability due to remeasurement	(5,044)	9,234	3,111
Change in fair value of earn-out liability due to achievement of revenue target	(7,456)	(11,534)	(5,211)
Balance as of end of period	$—	$12,500	$14,800

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2024, 2023 and 2022, the changes in the fair value of the earn-out liability related to the 2021 acquisition of PLDA, which was subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, and which was settled annually in shares of the Company’s common stock based on the fair value of that common stock fixed at the time the Company acquired PLDA. The fair value of the earn-out liability was remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period, and adjusted to reflect changes in the per share value of the Company’s common stock. The Company classified its liability for the contingent earn-out liability related to the PLDA acquisition within Level 3 of the fair value hierarchy because the fair value calculation included significant unobservable inputs, such as revenue forecast, revenue volatility, equity volatility and weighted average cost of capital. During the years ended December 31, 2024, 2023 and 2022, the Company remeasured the fair value of the earn-out liability, which resulted in a reduction of $5.0 million and additional expenses of $9.2 million and $3.1 million, respectively, in the Company’s Consolidated Statements of Operations. The final earn-out was achieved as of September 30, 2024 and was fully paid during the fourth quarter of 2024.
The Company monitors its investments for impairment and records appropriate reductions in carrying value when necessary. During the years ended December 31, 2024 and 2023, the Company recorded no other-than-temporary impairment charges on its investments.
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
During the years ended December 31, 2024 and 2023, there were no transfers of financial instruments between different categories of fair value.
Information regarding the Company’s goodwill and long-lived assets balances are disclosed in Note 6, “Intangible Assets and Goodwill.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2024 (in thousands):

Years ending December 31,	Amount
2025	$7,105
2026	7,421
2027	5,906
2028	4,773
2029	4,790
Thereafter	4,661
Total minimum lease payments	34,656
Less: amount of lease payments representing interest	(4,505)
Present value of future minimum lease payments	30,151
Less: current obligations under leases	(5,617)
Long-term lease obligations	$24,534
As of December 31, 2024, the weighted-average remaining lease term for the Company’s operating leases was 5.3 years, and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 7.6%.
Operating lease costs included in research and development and selling, general and administrative costs in the Company’s Consolidated Statements of Operations were $5.5 million, $6.0 million and $7.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities were $6.1 million, $6.7 million and $8.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

11. Balance Sheet Details
Inventories (1)
Inventories consisted of the following:

	As of December 31,
(In thousands)	2024	2023
Raw materials	$14,777	$17,483
Work in process	9,646	5,299
Finished goods	20,211	13,372
Total	$44,634	$36,154
______________________________________
(1)    As of December 31, 2024 and 2023, the Company had inventory reserve balances of approximately $6.7 million and $6.0 million included in the Consolidated Balance Sheets, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property and Equipment, net
Property and equipment, net is comprised of the following:

	As of December 31,
(In thousands)	2024	2023
Computer software	$44,745	$44,226
Computer equipment	38,282	36,198
Leasehold improvements	31,973	27,810
Machinery	49,204	30,446
Furniture and fixtures	14,164	12,561
Construction in progress	7,789	5,660
Property and equipment, gross	186,157	156,901
Less accumulated depreciation and amortization	(110,648)	(89,093)
Property and equipment, net	$75,509	$67,808
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $26.1 million, $37.7 million and $26.0 million, respectively.
Other Current Liabilities
Other current liabilities are comprised of the following:

	As of December 31,
(In thousands)	2024	2023
EDA tools software licenses liability	$8,438	$14,566
Price protection liability	4,677	6,563
Other current liabilities	4,198	5,469
Total	$17,313	$26,598
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is comprised of the following:

	As of December 31,
(In thousands)	2024	2023
Foreign currency translation adjustments	$(1,144)	$(913)
Unrealized loss on available-for-sale securities, net of tax	(116)	(356)
Total	$(1,260)	$(1,269)
12. Convertible Notes
The Company did not have any convertible notes outstanding as of December 31, 2024 and 2023.
On March 2, 2022, the Company entered into individual, privately negotiated transactions with certain holders of its outstanding 1.375% Convertible Senior Notes due 2023 (“2023 Notes”), pursuant to which the Company paid an aggregate of approximately $199.1 million in cash for the repurchase of approximately $123.1 million aggregate principal amount of its 2023 Notes (“Q1 2022 Partial Notes Repurchase”). The cash consideration was based on a volume-weighted average price of $29.6789 for the 19-trading day measurement period ending March 29, 2022. Of the $123.1 million aggregate principal amount, approximately $107.9 million was settled on March 31, 2022 for $174.5 million in cash. The remaining $15.2 million aggregate principal amount was settled on April 1, 2022 for $24.6 million in cash. In addition, this transaction resulted in a loss on extinguishment of debt of $66.5 million and a loss on fair value adjustment of derivatives, net of $8.3 million.
On August 11, 2022, the Company entered into individual, privately negotiated transactions with certain holders of its outstanding 2023 Notes, pursuant to which the Company paid an aggregate of approximately $58.9 million in cash for the repurchase of approximately $39.0 million aggregate principal amount of its 2023 Notes (“Q3 2022 Partial Notes Repurchase”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of December 31, 2024, none of the note hedges and warrants remained outstanding.
For the year ended December 31, 2024, there was no interest expense related to the convertible notes. Interest expense related to the convertible notes for the years ended December 31, 2023 and 2022 was immaterial.
13. Commitments and Contingencies
As of December 31, 2024, the Company’s material contractual obligations were as follows:

(In thousands)	Total	2025	2026	2027	2028	2029
Contractual obligations (1) (2)
Software licenses (3)	$12,034	$9,675	$1,484	$875	$—	$—
Other contractual obligations	268	131	137	—	—	—
Acquisition retention bonuses (4)	260	260	—	—	—	—
Total	$12,562	$10,066	$1,621	$875	$—	$—
______________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $132.2 million, including $22.8 million recorded as a reduction of long-term deferred tax assets and $109.4 million in long-term income taxes payable, as of December 31, 2024. As noted below in Note 18, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the timing of the outcome at this time.
(2)    For the Company’s lease commitments as of December 31, 2024, refer to Note 10, “Leases.”
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
Indemnifications
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other IP infringement or any other claim by any third party arising as a result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this may not always be possible. The fair value of the liability as of December 31, 2024 and 2023, respectively, was not material.
14. Equity Incentive Plans and Stock-Based Compensation
Equity Incentive Plans
The Company has two equity incentive plans under which grants are currently outstanding: the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”). The 2015 Plan and 2019 Inducement Plan were the Company’s only plans for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of December 31, 2024. Grants under all plans typically have a requisite service period of 60 months or 48 months, have straight-line vesting schedules and expire not more than 10 years from date of grant.
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2021	10,492,178
Nonvested equity stock and stock units granted (1) (2)	(4,107,633)
Nonvested equity stock and stock units forfeited (1)	1,271,224
Total shares available for grant as of December 31, 2022	7,655,769
Increase in shares approved for issuance (3)	5,210,000
Nonvested equity stock and stock units granted (1) (4)	(2,082,334)
Nonvested equity stock and stock units forfeited (1)	1,170,715
Total shares available for grant as of December 31, 2023	11,954,150
Stock options expired	1,125
Nonvested equity stock and stock units granted (1) (5)	(1,482,074)
Nonvested equity stock and stock units forfeited (1)	416,677
Total shares available for grant as of December 31, 2024	10,889,878
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
(3)    On April 27, 2023, the Company’s stockholders approved these additional shares to be reserved for issuance under the 2015 Plan.
(4)    Amount includes approximately 0.2 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in 2023 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(5)    Amount includes approximately 0.2 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in 2024 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.
General Stock Option Information
The following table summarizes stock option activity under the Company’s equity incentive plans for the years ended December 31, 2024, 2023 and 2022 and information regarding stock options outstanding and vested as of December 31, 2024:

	Options Outstanding		Weighted-Average Remaining Contractual Term (years)
	Number of Shares	Weighted-Average Exercise Price Per Share		Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2021	549,581	$10.71
Options exercised	(117,138)	$7.43
Outstanding as of December 31, 2022	432,443	$11.60
Options exercised	(307,711)	$11.61
Outstanding as of December 31, 2023	124,732	$11.60
Options exercised	(33,607)	$9.42		$1,460
Options expired	(1,125)	$8.76
Outstanding and vested as of December 31, 2024	90,000	$12.45	3.53	$3,637
Employee Stock Purchase Plan
During the years ended December 31, 2024, 2023 and 2022, the Company had one employee stock purchase plan, the 2015 Employee Stock Purchase Plan (“2015 ESPP”). Employees generally will be eligible to participate in the plan if they are employed by the Company for more than 20 hours per week and more than five months in a fiscal year. The 2015 ESPP provides for six-month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under the plan, employees may purchase stock at the lower of 85% of the fair market value of the Company’s common stock at the beginning of the offering period (the enrollment date) or the end of each offering period (the purchase date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the purchase date.
The Company issued 119,350 shares at an average price of $43.14 per share during the year ended December 31, 2024. The Company issued 172,711 shares at an average price of $31.10 per share during the year ended December 31, 2023. The Company issued 255,614 shares at an average price of $20.60 per share during the year ended December 31, 2022. As of December 31, 2024, 2.3 million shares under the ESPP remained available for issuance.
Stock-Based Compensation
Stock Options
There were no stock options granted during the years ended December 31, 2024, 2023 and 2022, respectively.
There was no stock-based compensation expense related to stock options for the year ended December 31, 2024. Stock-based compensation expenses related to stock options were immaterial for the years ended December 31, 2023 and 2022. As of December 31, 2023, all compensation cost net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans had been fully recognized.
As of December 31, 2024, all stock options had been fully vested and there were no stock options vested during the year ended December 31, 2024. The total fair value of options vested for the years ended December 31, 2023 and 2022 were $0.5 million and $1.7 million, respectively.
Employee Stock Purchase Plan
During the years ended December 31, 2024, 2023 and 2022, the Company recorded stock-based compensation expenses related to the 2015 ESPP of $1.9 million, $1.8 million and $1.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2024, there was $1.0 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over four months.
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

	Employee Stock Purchase Plan for Years Ended December 31,
	2024	2023	2022
Employee Stock Purchase Plan
Expected stock price volatility	47%-54%	48%-53%	40%-44%
Risk free interest rate	4.42%-5.43%	5.14%-5.51%	1.49%-4.58%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$14.96	$14.86	$8.02
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
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. For the years ended December 31, 2024, 2023 and 2022, the Company granted nonvested equity stock units totaling 1.3 million, 1.3 million and 2.3 million shares, respectively. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the years ended December 31, 2024, 2023 and 2022, the nonvested equity stock units were valued at the date of grant, giving them a fair value of approximately $74.8 million, $60.7 million and $65.6 million, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
For the years ended December 31, 2024, 2023 and 2022, the Company recorded stock-based compensation expense of approximately $43.0 million, $43.1 million and $33.8 million, respectively, related to all outstanding nonvested equity stock grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unrecognized compensation cost related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $79.9 million as of December 31, 2024. This amount is expected to be recognized over a weighted-average period of 1.9 years.
The following table reflects the activity related to nonvested equity stock and stock units for the years ended December 31, 2024, 2023 and 2022:

Nonvested Equity Stock and Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2021	4,718,385	$16.62
Granted	2,338,255	$28.10
Vested	(1,853,260)	$14.42
Forfeited	(485,320)	$20.48
Nonvested as of December 31, 2022	4,718,060	$22.78
Granted	1,268,973	$46.93
Vested	(1,797,002)	$18.07
Forfeited	(759,839)	$28.60
Nonvested as of December 31, 2023	3,430,192	$32.90
Granted	1,312,367	$57.03
Vested	(1,289,945)	$27.14
Forfeited	(302,453)	$39.07
Nonvested as of December 31, 2024	3,150,161	$44.72
15. Stockholders’ Equity
Share Repurchase Programs
On October 29, 2020, the Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the years ended December 31, 2024, 2023 and 2022, the Company repurchased shares of its common stock under the 2020 Repurchase Program as discussed below.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
On November 2, 2023, the Company entered into a share repurchase plan (the “Buying Plan”) with RBC Capital Markets, LLC (“RBCCM”). The Buying Plan was part of the 2020 Repurchase Program. Under the Buying Plan, RBCCM commenced purchases for a 12-month period starting on November 2, 2023 and ending on November 1, 2024, with a provision to terminate sooner pursuant to the Buying Plan (the “Repurchase Period”). During the Repurchase Period, RBCCM may purchase an aggregate amount of $50.0 million of the Company’s common stock, and its execution is dependent on the Company’s stock price reaching certain levels. Share repurchases could not exceed $25.0 million in a quarter. During the year ended December 31, 2023, an immaterial amount of shares were repurchased, retired and recorded as a reduction to stockholders’ equity. During the first quarter of 2024, the Buying Plan was amended and as a result, no purchases were made from the Buying Plan during the period from March 1, 2024 to March 28, 2024, while the 2024 ASR Program was in effect. During the third quarter of 2024, the Buying Plan was further amended to allow RBCCM to purchase an aggregate amount of $100.0 million of the Company’s common stock during the Repurchase Period, not to exceed $50.0 million in a quarter. The execution of share repurchases is dependent on the Company’s stock price reaching certain levels. During the year ended December 31, 2024, the Company repurchased approximately 1.4 million shares for approximately $63.1 million as part of the Buying Plan, which were retired and recorded as a reduction to stockholders’ equity.
Effective January 1, 2023, the Company’s share repurchases are subject to a 1% excise tax as a result of the Inflation Reduction Act of 2022. As of December 31, 2024, the Company recorded an immaterial excise tax liability on its accompanying Consolidated Balance Sheet.
As of December 31, 2024, there remained an outstanding authorization to repurchase approximately 5.7 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.
The Company records share repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock in accordance with its accounting policy. During the years ended December 31, 2024, 2023 and 2022, the cumulative price of $47.9 million, $94.7 million and $90.1 million, respectively, was recorded as increases to accumulated deficit.
16. Benefit Plans
The Company has a 401(k) Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. The Company, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company matches 50% of eligible employee’s contribution, up to the first 6% of an eligible employee’s qualified earnings. For the years ended December 31, 2024, 2023 and 2022, the Company made matching contributions totaling approximately $2.1 million, $2.0 million and $1.9 million, respectively.
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

18. Income Taxes
Income (loss) before taxes consisted of the following:

	For the Years Ended December 31,
(In thousands)	2024	2023	2022
Domestic	$190,382	$154,434	$(16,663)
Foreign	9,661	32,726	8,838
	$200,043	$187,160	$(7,825)
The provision for (benefit from) income taxes was comprised of:

	For the Years Ended December 31,
(In thousands)	2024	2023	2022
Federal:
Current	$2,760	$1,075	$183
Deferred	(9,447)	(126,734)	2,479
State:
Current	468	893	(215)
Deferred	1,245	(17,264)	24
Foreign:
Current	26,869	(3,362)	5,828
Deferred	(1,673)	(1,352)	(1,814)
	$20,222	$(146,744)	$6,485
The differences between the Company’s effective tax rate and the U.S. federal statutory regular tax rate were as follows:

	For the Years Ended December 31,
	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income tax expense (benefit)	0.9	(8.7)	6.1
Withholding tax	8.4	3.9	(36.6)
Foreign rate differential	(1.4)	(2.6)	(28.3)
Research and development credit	(1.9)	(2.9)	4.8
Executive compensation	4.0	3.9	(49.0)
Stock-based compensation	(6.1)	(5.2)	47.9
Foreign tax credit	(8.4)	(2.5)	57.4
Foreign-derived intangible income deduction	(6.8)	(1.9)	70.5
Acquisition	(0.1)	1.6	(25.1)
Debt extinguishment	—	—	(226.7)
Other	0.5	0.3	(1.0)
Valuation allowance	—	(85.3)	76.1
	10.1%	(78.4)%	(82.9)%

The components of the net deferred tax assets (liabilities) were as follows:

	As of December 31,
(In thousands)	2024	2023
Deferred tax assets:
Lease liabilities	$6,384	$6,607
Other timing differences, accruals and reserves	3,893	5,306
Deferred equity compensation	6,678	3,973
Net operating loss carryovers	12,003	14,578
Capitalized research	96,739	77,244
Tax credits	47,960	50,445
Total gross deferred tax assets	173,657	158,153
Deferred tax liabilities:
Lease right-of-use assets	(4,498)	(4,589)
Depreciation and amortization	(9,077)	(5,078)
Total gross deferred tax liabilities	(13,575)	(9,667)
Total net deferred tax assets	160,082	148,486
Valuation allowance	(26,790)	(25,056)
Net deferred tax assets	$133,292	$123,430

	As of December 31,
(In thousands)	2024	2023
Reported as:
Non-current deferred tax assets	$136,466	$127,892
Non-current deferred tax liabilities	(3,174)	(4,462)
Net deferred tax assets	$133,292	$123,430
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. During 2023, based on all available positive and negative evidence, the Company determined that it was appropriate to release the valuation allowance on the majority of the Company’s U.S. federal and other state deferred tax assets. The Company recognized a $177.9 million tax benefit during the year ended December 31, 2023 as a result of the valuation allowance release.
Upon considering the relative impact of all evidence during 2024, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that the majority of its deferred tax assets would be realizable, with the exception of primarily its California research and development credits that have not met the “more likely than not” realization threshold criteria. As a result, the Company continues to maintain a valuation allowance on only those deferred tax assets that it does not think will be realizable.
The following table presents the tax valuation allowance information for the years ended December 31, 2024, 2023 and 2022:

(In thousands)	Balance at Beginning of Period	Charged (Credited) to Operations	Charged to Other Account*	Valuation Allowance Release	Balance at End of Period
Tax Valuation Allowance
Year ended December 31, 2022	$206,874	(7,233)	2,242	—	$201,883
Year ended December 31, 2023	$201,883	1,776	(717)	(177,886)	$25,056
Year ended December 31, 2024	$25,056	1,784	(50)	—	$26,790
______________________________________
*    Amounts not charged to operations are charged to other comprehensive income or retained earnings.

As of December 31, 2024, the Company had California net operating loss carryforwards of $171.9 million. As of December 31, 2024, the Company had federal research and development tax credit carryforwards of $41.6 million and foreign tax credits of $1.0 million. As of December 31, 2024, the Company had California research and development tax credit carryforwards of $30.0 million and California alternative minimum tax credit carryforwards of $0.5 million. The federal research and development tax credits begin to expire in 2028. The Company’s foreign tax credits will continue to carryover and do not begin to expire until 2028, if unused. The California net operating losses begin to expire in 2031. The California research and development credits carry forward indefinitely.
In the event of a change in ownership, as defined under federal and state tax laws, the Company’s net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.
As of December 31, 2024, the Company had $203.8 million of unrecognized tax benefits, before interest accrual, including $22.8 million recorded as a reduction of long-term deferred tax assets, $74.8 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea and $106.2 million recorded to long-term income taxes payable, which are primarily comprised of $105.1 million in income taxes payable related to withholding taxes previously withheld from licensees in South Korea.
As a result of recent court rulings in 2023, the Company determined that it is more likely than not that withholding taxes paid in South Korea in the preceding five years are recoverable. In October 2023, the Company filed refund claims for withholding taxes paid in South Korea in the amount of $82.7 million related to the period from the fourth quarter of 2018 through the third quarter of 2023. The Company intends to file additional refund claims in the future for $4.2 million of withholding taxes paid in the fourth quarter of 2023 and $18.2 million paid in 2024. Therefore, the Company recorded long-term tax receivables of $110.0 million and $88.8 million as of December 31, 2024 and 2023, respectively.
If the South Korea withholding taxes are recovered through the refund claim process, the U.S. foreign tax credit claimed for these withholding taxes on historical federal tax returns will be forfeited. Therefore, during the year ended December 31, 2023, the Company recorded a long-term tax payable in the amount of $72.6 million and a reduction to deferred tax assets related to foreign tax credits in the amount of $10.1 million. During the year ended December 31, 2024, the Company utilized most of the foreign tax credits. Therefore, the Company recorded a long-term tax payable of $105.1 million as of December 31, 2024. These amounts exclude interest and reflect the future U.S. federal tax liability in the event of filing amended federal tax returns to revise the foreign tax credit amounts.
The recovery of South Korea withholding taxes paid before the fourth quarter of 2018 of $74.8 million is uncertain due to the statute of limitations for filing a refund claim. Thus, the Company did not record a long-term tax receivable and included the amount in the uncertain tax benefit disclosure below.
As of December 31, 2023, the Company had $185.7 million of unrecognized tax benefits, including $31.7 million recorded as a reduction of long-term deferred tax assets, $75.0 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea and $78.9 million recorded to long-term income taxes payable, which were primarily comprised of $77.1 million in income taxes payable related to withholding taxes previously withheld from licensees in South Korea.
A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Years Ended December 31,
(In thousands)	2024	2023	2022
Balance as of January 1	$184,921	$164,531	$146,215
Tax positions related to current year:
Additions	19,844	19,403	18,515
Tax positions related to prior years:
Additions	—	1,378	—
Reductions	(971)	(391)	(199)
Balance as of December 31	$203,794	$184,921	$164,531

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). As of December 31, 2024 and 2023, an immaterial amount of interest and penalties was included in long-term income taxes payable.
Rambus files income tax returns for the U.S., California, India and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2021 and forward. The California returns are subject to examination from 2020 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are under examination by the Indian tax administration for tax years beginning with 2011, except for 2012 through 2016, which were assessed in the Company’s favor, and are subject to examination from 2017 and forward. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate. The estimated potential reduction in the Company’s unrecognized tax benefits in the next 12 months would not be material.
As of December 31, 2024, no other income taxes (state or foreign) have been provided on undistributed earnings of approximately $58.0 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the United States, with the exception of France. If the non-France earnings were distributed, the Company would incur approximately $1.4 million of foreign withholding taxes and an immaterial amount of U.S. taxes.
19. Litigation and Contingent Liability
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
Concurrent with the Transaction, the Company also recorded a charge of approximately $10.0 million in its Consolidated Statements of Operations during the year ended December 31, 2023. The charge was primarily related to the accelerated amortization of software licenses that were not directly part of the PHY IP disposal group.

21. Acquisition
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

For the Year Ended
(In thousands)	December 31, 2022
(unaudited)
Total revenue	$457,852
Net loss	$(13,251)
The pro forma net loss for 2022 was adjusted to exclude $1.2 million of acquisition-related costs incurred in 2023.

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant dated April 27, 2023.
3.2(1)	Amended and Restated Bylaws of Registrant dated April 27, 2023.
4.1(2)	Form of Registrant’s Common Stock Certificate.
4.2(3)	Description of Securities.
10.1(4)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(5)*	Form of Change of Control Severance Agreement, Agreement entered into by Registrant with each of its named executive officers other than its chief executive officer.
10.3(6)*	2006 Equity Incentive Plan, as amended.
10.4(6)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.
10.5(1)*	2015 Equity Incentive Plan, as amended.
10.6(7)*	Form of Restricted Stock Unit Agreement (2015 Equity Incentive Plan).
10.7(7)*	Form of Stock Option Agreement (2015 Equity Incentive Plan).
10.8(8)*	2015 Employee Stock Purchase Plan, as amended.
10.9+	Settlement Agreement, dated January 19, 2010, among Registrant, Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Semiconductor, Inc. and Samsung Austin Semiconductor, L.P.
10.10+	Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.11(9)*	Employment Agreement between the Company and Luc Seraphin, dated as of October 25, 2018.
10.12(9)*	Amended and Restated Change of Control Severance Agreement between the Company and Luc Seraphin, dated as of October 25, 2018.
10.13+	Settlement Agreement, dated June 11, 2013, among Registrant, SK hynix and certain SK hynix affiliates.
10.14+	Semiconductor Patent License Agreement, dated June 11, 2013, between Registrant and SK hynix.
10.15+	Settlement Agreement, dated December 9, 2013, between Rambus Inc., Micron Technology, Inc., and certain Micron affiliates.
10.16+	Semiconductor Patent License Agreement, dated December 9, 2013, between Rambus, Inc. and Micron Technology, Inc.
10.17+	Amendment to Semiconductor Patent License Agreement, dated December 30, 2013, by and between Rambus Inc. and Samsung Electronics Co., Ltd.
10.18+	Amendment 1 to Semiconductor Patent License Agreement, dated June 17, 2015, by and between Rambus Inc. and SK hynix Inc.
10.19(10)	Lease agreement between Rambus Inc. and 237 North First Street Holdings, LLC dated July 8, 2019.
10.20(11)*	Offer Letter, dated August 9, 2019, by and between Rambus Inc. and Sean Fan.
10.21(11)*	2019 Inducement Equity Incentive Plan.
10.22(11)*	Form of Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).
10.23(11)*	Form of Performance Based Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).
10.24(12)	First Amendment to Net Lease Agreement dated April 22, 2020 relating to the New San Jose Headquarters Location between Rambus Inc. and 237 North First Street Holdings, LLC.
10.25(13)+	Amendment No. 1 to Semiconductor Patent License Agreement, dated September 2, 2020, between Rambus, Inc. and Micron Technology, Inc.
10.26(14)+	Amendment No. 2 dated December 15, 2020, to the Semiconductor Patent License Agreement between Rambus Inc. and Micron Technology, Inc.
10.27(15)+	Amendment No. 2 dated October 27, 2022, to the Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.28(16)+	Amendment 2 to Semiconductor Patent License Agreement, dated March 31, 2023, between Registrant and SK hynix.
10.29+	Amendment 3 to Semiconductor Patent License Agreement, dated December 10, 2024, between Registrant and Micron Technology, Inc.
19.1	Insider Trading Policy.
21.1	Subsidiaries of Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description of Document
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
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

32.1†	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy, as adopted on July 27, 2023.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________________________

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

+	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

†	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Form 8-K filed on May 2, 2023.

(2)	Incorporated by reference to the Form S-1/A (file no. 333-22885) filed on April 24, 1997.

(3)	Incorporated by reference to the Form 10-K filed on February 23, 2024.

(4)	Incorporated by reference to the Form 10-Q filed on May 7, 2021.

(5)	Incorporated by reference to the Form 8-K filed on March 9, 2015.

(6)	Incorporated by reference to the Form 8-K filed on April 30, 2014.

(7)	Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(8)	Incorporated by reference to the Form 8-K filed on May 6, 2020.

(9)	Incorporated by reference to the Form 8-K filed on October 29, 2018.

(10)	Incorporated by reference to the Form 10-Q filed on August 2, 2019.

(11)	Incorporated by reference to the Form 8-K filed on August 28, 2019.

(12)	Incorporated by reference to the Form 10-Q filed on August 7, 2020.

(13)	Incorporated by reference to the Form 10-Q filed on November 6, 2020.

(14)	Incorporated by reference to the Form 10-K filed on February 26, 2021.

(15)	Incorporated by reference to the Form 10-K filed on February 24, 2023.

(16)	Incorporated by reference to the Form 10-Q filed on May 5, 2023.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

By:	/s/ Desmond Lynch
Desmond Lynch
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)
Date: February 24, 2025

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

Signature	Title	Date

/s/ LUC SERAPHIN	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2025
Luc Seraphin

/s/ DESMOND LYNCH	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 24, 2025
Desmond Lynch

/s/ JOHN ALLEN	Vice President, Accounting and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2025
John Allen

/s/ CHARLES KISSNER	Chairman of the Board of Directors	February 24, 2025
Charles Kissner

/s/ EMIKO HIGASHI	Director	February 24, 2025
Emiko Higashi

/s/ STEVEN LAUB	Director	February 24, 2025
Steven Laub

/s/ MEERA RAO	Director	February 24, 2025
Meera Rao

/s/ NECIP SAYINER	Director	February 24, 2025
Necip Sayiner

/s/ ERIC STANG	Director	February 24, 2025
Eric Stang