Form 10-Q
period 2025-03-31
RAMBUS INC
filed 2025-04-29
CIK 917273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 107,411,916 as of March 31, 2025.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
RAMBUS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$132,185	$99,775
Marketable securities	382,204	382,023
Accounts receivable	119,142	122,813
Unbilled receivables	23,624	25,070
Inventories	44,701	44,634
Prepaids and other current assets	17,600	15,942
Total current assets	719,456	690,257
Intangible assets, net	15,347	17,059
Goodwill	286,812	286,812
Property and equipment, net	81,988	75,509
Operating lease right-of-use assets	20,369	21,454
Deferred tax assets	134,230	136,466
Income taxes receivable	115,898	109,947
Other assets	5,265	5,632
Total assets	$1,379,365	$1,343,136
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,356	$18,522
Accrued salaries and benefits	14,157	19,193
Deferred revenue	20,336	19,903
EDA tools software licenses liability	8,086	8,438
Operating lease liabilities	5,727	5,617
Other current liabilities	6,200	10,139
Total current liabilities	70,862	81,812
Long-term operating lease liabilities	23,467	24,534
Long-term income taxes payable	115,124	109,383
Other long-term liabilities	10,075	6,715
Total liabilities	219,528	222,444
Commitments and contingencies (Notes 9, 10 and 14)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; issued and outstanding: no shares as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; issued and outstanding: 107,411,916 shares as of March 31, 2025 and 106,843,112 shares as of December 31, 2024	107	107
Additional paid-in capital	1,253,924	1,275,505
Accumulated deficit	(93,357)	(153,660)
Accumulated other comprehensive loss	(837)	(1,260)
Total stockholders’ equity	1,159,837	1,120,692
Total liabilities and stockholders’ equity	$1,379,365	$1,343,136
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2025	2024
Revenue:
Product revenue	$76,309	$50,360
Royalties	73,975	47,476
Contract and other revenue	16,380	20,035
Total revenue	166,664	117,871
Cost of revenue:
Cost of product revenue	30,583	20,048
Cost of contract and other revenue	546	555
Amortization of acquired intangible assets	1,713	3,056
Total cost of revenue	32,842	23,659
Gross profit	133,822	94,212
Operating expenses:
Research and development	42,620	37,359
Sales, general and administrative	28,058	25,827
Amortization of acquired intangible assets	—	195
Change in fair value of earn-out liability	—	700
Total operating expenses	70,678	64,081
Operating income	63,144	30,131
Interest income and other income (expense), net	4,856	4,587
Interest expense	(377)	(366)
Interest and other income (expense), net	4,479	4,221
Income before income taxes	67,623	34,352
Provision for income taxes	7,320	1,454
Net income	$60,303	$32,898
Net income per share:
Basic	$0.56	$0.30
Diluted	$0.56	$0.30
Weighted-average shares used in per share calculation:
Basic	107,236	108,090
Diluted	108,628	110,037
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Net income	$60,303	$32,898
Other comprehensive income (loss):
Foreign currency translation adjustment	308	(95)
Unrealized gain (loss) on marketable securities, net of tax	115	(492)
Total comprehensive income	$60,726	$32,311
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)
(In thousands)	Shares	Amount				Total
Balances as of December 31, 2024	106,843	$107	$1,275,505	$(153,660)	$(1,260)	$1,120,692
Net income	—	—	—	60,303	—	60,303
Foreign currency translation adjustment	—	—	—	—	308	308
Unrealized gain on marketable securities, net of tax	—	—	—	—	115	115
Common stock issued under employee stock plans, net of withholding taxes	609	—	(30,807)	—	—	(30,807)
Repurchase and retirement of common stock under repurchase program	(40)	—	(2,157)	—	—	(2,157)
Stock-based compensation	—	—	11,383	—	—	11,383
Balances as of March 31, 2025	107,412	$107	$1,253,924	$(93,357)	$(837)	$1,159,837

	For the Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
(In thousands)	Shares	Amount				Total
Balances as of December 31, 2023	107,854	$108	$1,324,796	$(285,534)	$(1,269)	$1,038,101
Net income	—	—	—	32,898	—	32,898
Foreign currency translation adjustment	—	—	—	—	(95)	(95)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(492)	(492)
Common stock issued under employee stock plans, net of withholding taxes	744	—	(37,504)	—	—	(37,504)
Repurchase and retirement of common stock under repurchase program	(817)	—	(2,865)	(47,947)		(50,812)
Stock-based compensation	—	—	9,496	—	—	9,496
Balances as of March 31, 2024	107,781	$108	$1,293,923	$(300,583)	$(1,856)	$991,592

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$60,303	$32,898
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	11,383	9,496
Depreciation	8,122	7,723
Amortization of intangible assets	1,713	3,251
Deferred income taxes	1,922	(4,252)
Change in fair value of earn-out liability	—	700
Other	4	39
Change in operating assets and liabilities:
Accounts receivable	3,718	(4,006)
Unbilled receivables	1,923	12,831
Prepaids and other current assets	(856)	528
Inventories	(67)	(11,445)
Income taxes receivable	(5,951)	(5,158)
Accounts payable	(1,913)	4,072
Accrued salaries and benefits and other liabilities	(6,822)	(10,327)
Income taxes payable	5,122	5,431
Deferred revenue	153	(913)
Operating lease liabilities	(1,340)	(1,749)
Net cash provided by operating activities	77,414	39,119
Cash flows from investing activities:
Purchases of property and equipment	(7,872)	(3,008)
Purchases of marketable securities	(91,168)	(112,547)
Maturities of marketable securities	90,675	100,717
Proceeds from sales of marketable securities	—	63,412
Proceeds from sale of non-marketable equity security	—	22,796
Net cash provided by (used in) investing activities	(8,365)	71,370
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	—	220
Payments of taxes on restricted stock units	(30,807)	(37,724)
Payments under installment payment arrangements	(3,799)	(4,031)
Repurchase and retirement of common stock	(2,157)	(50,812)
Net cash used in financing activities	(36,763)	(92,347)
Effect of exchange rate changes on cash and cash equivalents	124	(295)
Net increase in cash and cash equivalents	32,410	17,847
Cash and cash equivalents at beginning of period	99,775	94,767
Cash and cash equivalents at end of period	$132,185	$112,614

Non-cash operating, investing and financing activities:
Property and equipment received and accrued in accounts payable and other liabilities	$8,716	$3,696
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$—	$1,662
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
Financial Statement Preparation
The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto in Form 10-K for the year ended December 31, 2024.
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
Significant Accounting Policies
There were no material changes to Rambus’ significant accounting policies disclosed in Note 2, “Summary of Significant Accounting Policies,” of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
2. Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires additional disclosures related to rate reconciliation, income taxes paid and other disclosures. For each annual period presented, public business entities are required to 1) disclose specific categories in the rate reconciliation and 2) provide additional information for reconciling items that meet a quantitative threshold. In addition, this ASU requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state and foreign taxes, as well as the amount of income taxes paid disaggregated by individual jurisdictions which meet a quantitative threshold. This ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this ASU should be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.
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
3. Revenue Recognition
Contract Balances
The contract assets are primarily related to the Company’s fixed fee intellectual property (“IP”) licensing arrangements and rights to consideration for performance obligations delivered but not billed as of March 31, 2025.
The Company’s contract balances were as follows:

	As of
(In thousands)	March 31, 2025	December 31, 2024
Unbilled receivables	$27,181	$29,104
Deferred revenue	$22,008	$21,852
During the three months ended March 31, 2025, the Company recognized $8.1 million of revenue that was included in deferred revenue as of December 31, 2024. During the three months ended March 31, 2024, the Company recognized $8.8 million of revenue that was included in deferred revenue as of December 31, 2023.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $25.9 million as of March 31, 2025, which the Company primarily expects to recognize over the next two years.
4. Earnings Per Share
Basic earnings per share is calculated by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the earnings by the weighted-average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of restricted stock units, incremental common shares issuable upon exercise of stock options and employee stock purchases. The dilutive effect of outstanding shares is reflected in diluted earnings per share using the treasury stock method, as applicable. This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instrument was exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2025	2024
Net income per share:
Numerator:
Net income	$60,303	$32,898
Denominator:
Weighted-average shares outstanding - basic	107,236	108,090
Effect of potentially dilutive common shares	1,392	1,947
Weighted-average shares outstanding - diluted	108,628	110,037
Basic net income per share	$0.56	$0.30
Diluted net income per share	$0.56	$0.30

5. Intangible Assets and Goodwill
Goodwill
The following tables present goodwill information for the three months ended March 31, 2025:

(In thousands)	As of December 31, 2024	Adjustment to Goodwill	As of March 31, 2025
Total goodwill	$286,812	$—	$286,812
Intangible Assets, Net
The components of the Company’s intangible assets as of March 31, 2025 and December 31, 2024 were as follows:

		As of March 31, 2025
(In thousands, except useful life)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$288,001	$(272,654)	$15,347
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,496)	—
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$325,797	$(310,450)	$15,347

		As of December 31, 2024
(In thousands, except useful life)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$288,001	$(270,954)	$17,047
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,484)	12
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$325,797	$(308,738)	$17,059
Amortization expense for intangible assets for the three months ended March 31, 2025 and 2024 were $1.7 million and $3.3 million, respectively.
The estimated future amortization of intangible assets as of March 31, 2025 was as follows (in thousands):

Years Ending December 31:	Amount
2025 (remaining nine months)	$5,554
2026	5,163
2027	1,917
2028	1,480
2029	1,233
Total intangible assets	$15,347
6. Segments and Major Customers
Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of March 31, 2025, the Company has a single operating and reportable segment.
The CODM uses net income to assess segment performance, allocate resources and manage the business on a consolidated basis. The significant expenses for the segment exclude certain non-cash adjustments and non-recurring items, and are used to monitor budget versus actual results and to analyze the period-over-period comparisons.

The significant expenses that are regularly provided to the CODM and reconciliations to the consolidated net income for the three months ended March 31, 2025 and 2024, respectively, were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Total revenue	$166,664	$117,871
Adjusted cost of revenue (1)	(30,967)	(20,479)
Adjusted research and development (2)	(38,089)	(33,841)
Adjusted sales, general and administrative (3)	(21,347)	(19,862)
Other segment items:
Stock-based compensation expenses (4)	(11,383)	(9,496)
Amortization of acquired intangible assets (4)	(1,713)	(3,251)
Acquisition-related costs (5)	(21)	(111)
Change in fair value of earn-out liability	—	(700)
Interest and other income (expense), net	4,479	4,221
Provision for income taxes	(7,320)	(1,454)
Net income	$60,303	$32,898
_________________________________________
(1)    Excludes stock-based compensation expenses and amortization of acquisition-related intangible assets.
(2)     Excludes stock-based compensation expenses and retention bonus expense related to acquisitions.
(3)    Excludes stock-based compensation expenses and acquisition-related costs and retention bonus expense.
(4)    The Company excludes these expenses from its adjusted cost of revenue and operating expenses primarily because such expenses are non-cash expenses that the Company does not believe are reflective of ongoing operating results.
(5)    The Company excludes these expenses in order to provide better comparability between periods as they are related to acquisitions and have no direct correlation to the Company’s ongoing operating results.
The following represents the Company’s significant expenses related to research and development expenses and sales, general and administrative expenses, as shown above, for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(In thousands)	2025	2024
Payroll and benefits	$37,929	$32,251
Professional fees	5,489	5,655
Variable research and development expenses (1)	4,809	5,837
Facilities costs	3,084	2,785
Temporary labor services and consulting expenses	2,843	2,650
Amortization and depreciation	2,781	2,378
Other expenses	2,501	2,147
Total adjusted operating expenses	$59,436	$53,703
_________________________________________
(1)    Includes primarily software tools, software licenses and prototyping costs.

The measure of segment assets is reported on the Company’s Unaudited Condensed Consolidated Balance Sheets as total consolidated assets.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable as of March 31, 2025 and December 31, 2024, respectively, was as follows:

	As of
Customer	March 31, 2025	December 31, 2024
Customer 1	34%	39%
Customer 2	27%	17%
Customer 3	15%	*
_________________________________________
*    Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue for the three months ended March 31, 2025 and 2024, respectively, was as follows:

	Three Months Ended
	March 31,
Customer	2025	2024
Customer A	23%	31%
Customer B	20%	13%
Customer C	11%	*
Customer D	*	13%
__________________________________________
*    Customer accounted for less than 10% of total revenue in the period.
Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
South Korea	$68,025	$42,966
Singapore	51,676	5,167
United States	26,390	51,917
Other	20,573	17,821
Total	$166,664	$117,871

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
All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of March 31, 2025
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$105,933	$105,933	$—	$—
Cash equivalents:
Money market funds	13,212	13,212	—	—
Corporate bonds, commercial paper and notes	13,040	13,044	—	(4)
Total cash equivalents	26,252	26,256	—	(4)
Total cash and cash equivalents	132,185	132,189	—	(4)
Marketable securities:
Time deposits	12,870	12,870	—	—
U.S. Government bonds and notes	201,989	201,875	173	(59)
Corporate bonds, commercial paper and notes	167,345	167,305	101	(61)
Total marketable securities	382,204	382,050	274	(120)
Total cash, cash equivalents and marketable securities	$514,389	$514,239	$274	$(124)

	As of December 31, 2024
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$87,415	$87,415	$—	$—
Cash equivalents:
Money market funds	6,025	6,025	—	—
Corporate bonds, commercial paper and notes	6,335	6,334	1	—
Total cash equivalents	12,360	12,359	1	—
Total cash and cash equivalents	99,775	99,774	1	—
Marketable securities:
Time deposits	12,870	12,870	—	—
U.S. Government bonds and notes	220,056	220,034	184	(162)
Corporate bonds, commercial paper and notes	149,097	149,085	121	(109)
Total marketable securities	382,023	381,989	305	(271)
Total cash, cash equivalents and marketable securities	$481,798	$481,763	$306	$(271)
Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	March 31, 2025	December 31, 2024
Cash	$105,933	$87,415
Cash equivalents	26,252	12,360
Total cash and cash equivalents	132,185	99,775
Marketable securities	382,204	382,023
Total cash, cash equivalents and marketable securities	$514,389	$481,798
The Company continues to invest in highly rated, liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and impairment.

The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024 are as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Less than 12 months
U.S. Government bonds and notes	$55,038	$83,162	$(59)	$(162)
Corporate bonds, commercial paper and notes	98,920	48,360	(65)	(109)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$153,958	$131,522	$(124)	$(271)
The gross unrealized losses as of March 31, 2025 and December 31, 2024 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate bonds, commercial paper and notes. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). The Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.
The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	March 31, 2025
Due in less than one year	$301,855
Due from one year through three years	93,389
Total	$395,244
Refer to Note 8, “Fair Value of Financial Instruments,” for a discussion regarding the fair value of the Company’s cash equivalents and marketable securities.
8. Fair Value of Financial Instruments
The following table presents the financial instruments that are carried at fair value and summarizes their valuation by the respective pricing levels as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$13,212	$13,212	$—	$—
Time deposits	12,870	—	12,870	—
U.S. Government bonds and notes	201,989	—	201,989	—
Corporate bonds, commercial paper and notes	180,385	—	180,385	—
Total assets carried at fair value	$408,456	$13,212	$395,244	$—

	As of December 31, 2024
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$6,025	$6,025	$—	$—
Time deposits	12,870	—	12,870	—
U.S. Government bonds and notes	220,056	—	220,056	—
Corporate bonds, commercial paper and notes	155,432	—	155,432	—
Total assets carried at fair value	$394,383	$6,025	$388,358	$—
The following table presents additional information about liabilities measured at fair value for which the Company utilized Level 3 inputs to determine fair value, as of March 31, 2024.

Three Months Ended
March 31,
(In thousands)	2024
Balance as of beginning of period	$12,500
Change in fair value of earn-out liability due to remeasurement	700
Balance as of end of period	$13,200
For the three months ended March 31, 2024, the change in the fair value of the earn-out liability related to the 2021 acquisition of PLDA Group (“PLDA”), which was subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, and was settled annually in shares of the Company’s common stock based on the fair value of that common stock fixed at the time the Company acquired PLDA. The fair value of the earn-out liability was remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period, and adjusted to reflect changes in the per share value of the Company’s common stock. The Company classified its earn-out liability within Level 3 of the fair value hierarchy because the fair value calculation included significant unobservable inputs, such as revenue forecast, revenue volatility, equity volatility and weighted-average cost of capital. During the three months ended March 31, 2024, the Company recorded expense of $0.7 million. The final earn-out was achieved in the third quarter of 2024 and fully paid during the fourth quarter of 2024.
The Company monitors its investments for impairment and records appropriate reductions in carrying value when necessary. During the three months ended March 31, 2025 and 2024, the Company recorded no other-than-temporary impairment charges on its investments.
During the three months ended March 31, 2025 and 2024, there were no transfers of financial instruments between different categories of fair value.
Information regarding the Company’s goodwill and long-lived assets balances are disclosed in Note 5, “Intangible Assets and Goodwill.”
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

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2025 (in thousands):

Years ending December 31,	Amount
2025 (remaining nine months)	$5,346
2026	7,511
2027	5,991
2028	4,858
2029	4,871
Thereafter	4,918
Total minimum lease payments	33,495
Less: amount of lease payments representing interest	(4,301)
Present value of future minimum lease payments	29,194
Less: current obligations under leases	(5,727)
Long-term lease obligations	$23,467
As of March 31, 2025, the weighted-average remaining lease term for the Company’s operating leases was 5.1 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 7.6%.
Operating lease costs included in research and development and selling, general and administrative costs in the Unaudited Condensed Consolidated Statements of Income were $1.5 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities was $1.8 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.
10. Commitments and Contingencies
As of March 31, 2025, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2025	2026	2027	2028
Contractual obligations (1) (2)
Software licenses (3)	$16,760	$7,070	$5,101	$4,493	$96
Acquisition retention bonuses (4)	260	260	—	—	—
Other contractual obligations	235	98	137	—	—
Total	$17,255	$7,428	$5,238	$4,493	$96
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $138.3 million, including $23.2 million recorded as a reduction of long-term deferred tax assets and $115.1 million in long-term income taxes payable as of March 31, 2025. As noted below in Note 13, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the timing of the outcome at this time.
(2)    For the Company’s lease commitments as of March 31, 2025, refer to Note 9, “Leases.”
(3)    The Company has commitments with various software vendors for agreements generally having terms longer than one year.
(4)    In connection with the acquisitions of Hardent, Inc. in the second quarter of 2022 and PLDA in the third quarter of 2021, the Company is obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions, including the condition of employment.
From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other IP infringement or any other claim by any third party arising as a result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this may not always be possible. The fair value of the liability as of March 31, 2025 and December 31, 2024, respectively, was not material.
11. Equity Incentive Plans and Stock-Based Compensation
A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2024	10,889,878
Nonvested equity stock and stock units granted (1)	(51,449)
Nonvested equity stock and stock units forfeited (1)	95,826
Total shares available for grant as of March 31, 2025	10,934,255
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
Employee Stock Purchase Plan
No purchases were made under the 2015 Employee Stock Purchase Plan (“2015 ESPP”) during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, approximately 2.3 million shares under the 2015 ESPP remained available for issuance.
Stock-Based Compensation
For the three months ended March 31, 2025 and 2024, the Company maintained stock plans covering a broad range of potential equity grants, including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
Stock-based compensation expense recorded in the Unaudited Condensed Consolidated Statements of Income was as follows:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Cost of revenue	$162	$124
Research and development	4,511	3,442
Sales, general and administrative	6,710	5,930
Total	$11,383	$9,496
Nonvested Equity Stock and Stock Units
The Company grants nonvested equity stock units to officers, employees and directors. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The Company also grants performance unit awards to certain company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third or fourth anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.
Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $72.1 million as of March 31, 2025. This amount is expected to be recognized over a weighted-average period of 2.1 years.

The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2025:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2024	3,150,161	$44.72
Granted	51,449	$55.35
Vested	(856,378)	$33.15
Forfeited	(53,452)	$49.60
Nonvested as of March 31, 2025	2,291,780	$49.16
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
In February 2025, the Company entered into a share repurchase plan (the “Buying Plan”) with Mizuho Securities USA, LLC (“Mizuho”). The Buying Plan was part of the 2020 Repurchase Program. Under the Buying Plan, Mizuho commenced purchases during the period from February 6, 2025 to March 31, 2025, with a provision to terminate sooner pursuant to the Buying Plan. The execution of share repurchases was dependent on the Company’s stock price reaching certain levels. During the three months ended March 31, 2025, the Company repurchased an immaterial amount of shares as part of the Buying Plan, which were retired and recorded as a reduction to stockholders’ equity.
During the three months ended March 31, 2024, the Company repurchased approximately 0.8 million shares for approximately $50.8 million under the 2020 Repurchase Program, which were retired and recorded as a reduction to stockholders’ equity.
As of March 31, 2025, there remained an outstanding authorization to repurchase approximately 5.6 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.
The Company records share repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock in accordance with its accounting policy.
13. Income Taxes
The Company recorded a provision for income taxes of $7.3 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively. The provisions for income taxes for the three months ended March 31, 2025 and 2024 were primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2025 and 2024, respectively, offset by tax benefits from excess stock-based compensation deductions.
During the three months ended March 31, 2025 and 2024, the Company paid foreign withholding taxes of $5.6 million and $5.1 million, respectively.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.
Upon considering the relative impact of all evidence during 2025, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that the majority of its deferred tax assets would be realizable, with the exception of primarily its California research and development credits that have not met the “more likely than not” realization threshold criteria. As a result, the Company continues to maintain a valuation allowance on only those deferred tax assets that it does not think will be realizable.
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
As of December 31, 2024, the Company had $203.8 million of unrecognized tax benefits, before interest accrual, including $22.8 million recorded as a reduction of long-term deferred tax assets, $74.8 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $106.2 million recorded to long-term income taxes payable, which are primarily comprised of $105.1 million in income taxes payable related to withholding taxes previously withheld from licensees in South Korea.
As of March 31, 2025, the Company had approximately $209.3 million of unrecognized tax benefits, before interest accrual, including $23.2 million recorded as a reduction of long-term deferred tax assets, $74.8 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $111.3 million recorded to long-term income taxes payable, which are primarily comprised of $110.3 million in income taxes payable related to withholding taxes previously withheld from licensees in South Korea.
As a result of recent court rulings in 2023, the Company determined that it is more likely than not that withholding taxes paid in South Korea in the preceding five years are recoverable. In October 2023, the Company filed refund claims for withholding taxes paid in South Korea in the amount of $82.7 million related to the period from the fourth quarter of 2018 through the third quarter of 2023. The Company intends to file additional refund claims in the future for $4.2 million of withholding taxes paid in the fourth quarter of 2023, $18.2 million paid in 2024, and $5.1 million paid year-to-date in 2025. Therefore, the Company recorded long-term tax receivables of $110.3 million and $105.1 million, before interest accrual, related to these refund claims as of March 31, 2025 and December 31, 2024, respectively.
If the South Korea withholding taxes are recovered through the refund claim process, the U.S. foreign tax credit claimed for these withholding taxes on historical federal tax returns will be forfeited. Therefore, the Company recorded a long-term tax payable of $110.3 million and $105.1 million as of March 31, 2025 and December 31, 2024, respectively. These amounts exclude interest and reflect the future U.S. federal tax liability in the event of filing amended federal tax returns to revise the foreign tax credit amounts.
The recovery of South Korea withholding taxes paid before the fourth quarter of 2018 of $74.8 million is uncertain due to the statute of limitations for filing a refund claim. Thus, the Company did not record a long-term tax receivable and included the amount in the uncertain tax benefit. Although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.
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
As a pioneer with 35 years of advanced semiconductor design experience, Rambus is at the forefront of enabling the next era of AI-driven computing, addressing the critical challenges of accelerating and securing data movement in the data center, edge, and client markets. We are a leader in high-performance memory subsystems, offering a balanced and diverse portfolio of products encompassing chips and silicon IP. Focusing primarily on the data center, our innovative solutions maximize performance and security in computationally intensive systems.
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
Executive Summary
Our continued execution delivered strong results during the first quarter of 2025, driven by continued demand for our memory interface chips and increases in our royalties revenue during the quarter.
Key first quarter 2025 financial results included:
•Revenue of $166.7 million;
•Operating expenses of $70.7 million; and
•Net cash provided by operating activities of $77.4 million.
We delivered record quarterly product revenue of $76.3 million in the first quarter of 2025, which increased by approximately 52% as compared to the same period in 2024. We continued our market leadership in core DDR5 chip products and experienced growth in revenue from new products.

Operational Highlights
Revenue Sources
Our consolidated revenue is comprised of product revenue, royalties and contract and other revenue.
Product revenue consists primarily of memory interface chips and is increasing in strategic significance. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 46% of our consolidated revenue for the three months ended March 31, 2025, as compared to 43% for the three months ended March 31, 2024.
Royalties revenue is derived from our patent licenses and Silicon IP, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions, as well as royalties from IP licenses. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in duration up to ten years and may define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Amlogic, Broadcom, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, Nuvoton, NVIDIA, Phison, Qualcomm, Samsung, Silicon Motion, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, and Winbond have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Additionally, from time to time, we enter into agreements to sell certain patent assets under agreements which may also include subsequent profit-sharing. The sale of these patents, as well as the subsequent profit-sharing, are included as part of our royalties revenue. Revenue from royalties accounted for 44% of our consolidated revenue for the three months ended March 31, 2025, as compared to 40% for the three months ended March 31, 2024.
Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other revenue include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 10% of our consolidated revenue for the three months ended March 31, 2025, as compared to 17% of our consolidated revenue for the three months ended March 31, 2024.
Costs and Expenses
Cost of product revenue mainly includes costs attributable to the sale of memory products. Cost of product revenue increased approximately $10.6 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily due to higher sales volumes of our memory interface chips.
Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue remained relatively flat for the three months ended March 31, 2025 as compared to the same period in 2024.
Total research and development expenses for the three months ended March 31, 2025 increased approximately $5.3 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $4.6 million and stock-based compensation expenses of $1.1 million, both driven primarily by headcount growth, offset by a decrease in prototyping costs of $1.1 million.
Total sales, general and administrative expenses for the three months ended March 31, 2025 increased approximately $2.2 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $1.2 million and stock-based compensation expenses of $0.8 million, both driven primarily by headcount growth.
Intellectual Property
As of March 31, 2025, our semiconductor, security and other technologies are covered by 2,244 U.S. and foreign patents. Additionally, we have 525 patent applications pending in various countries. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.

Trends
There are a number of trends that may have a material impact on us in the future, including but not limited to, the evolution of memory technology, adoption of security solutions, the use and adoption of our inventions or technologies generally, industry consolidation and global economic conditions with the resulting impact on sales of consumer electronic systems. Additionally, there is ongoing uncertainty and volatility in future revenue and costs due to various macroeconomic events, such as tariffs and global inflation, which could have a significant impact on our business and operating results.
We have a high degree of revenue concentration. Our top five customers represented approximately 71% and 64% of our consolidated revenue for the three months ended March 31, 2025 and 2024, respectively. The level of concentration and particular customers which account for this concentration have varied in the past and may vary in the future as a result of demand for our semiconductor products, timing of new contracts, expiration of existing contracts, as well as timing of contract expirations and renewals, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.
Our revenue from companies headquartered outside of the United States accounted for approximately 84% of our consolidated revenue for the three months ended March 31, 2025, as compared to 56% for the three months ended March 31, 2024. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is predominantly denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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
As a part of our overall business strategy, from time to time we evaluate businesses and technologies for potential acquisitions that are aligned with our core business and designed to supplement our growth. Similarly, we evaluate our current businesses and technologies that are not aligned with our core business for potential divestitures. We expect to continue to evaluate and potentially enter into strategic acquisitions or divestitures which will impact our business and operating results.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our Unaudited Condensed Consolidated Statements of Income:

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Product revenue	45.8%	42.7%
Royalties	44.4%	40.3%
Contract and other revenue	9.8%	17.0%
Total revenue	100.0%	100.0%
Cost of revenue:
Cost of product revenue	18.4%	17.0%
Cost of contract and other revenue	0.3%	0.5%
Amortization of acquired intangible assets	1.0%	2.6%
Total cost of revenue	19.7%	20.1%
Gross profit	80.3%	79.9%
Operating expenses:
Research and development	25.6%	31.7%
Sales, general and administrative	16.8%	21.9%
Amortization of acquired intangible assets	—%	0.2%
Change in fair value of earn-out liability	—%	0.6%
Total operating expenses	42.4%	54.4%
Operating income	37.9%	25.5%
Interest income and other income (expense), net	2.9%	3.9%
Interest expense	(0.2)%	(0.3)%
Interest and other income (expense), net	2.7%	3.6%
Income before income taxes	40.6%	29.1%
Provision for income taxes	4.4%	1.2%
Net income	36.2%	27.9%

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2025	2024	Percentage
Total revenue:
Product revenue	$76.3	$50.4	51.5%
Royalties	74.0	47.5	55.8%
Contract and other revenue	16.4	20.0	(18.2)%
Total revenue	$166.7	$117.9	41.4%
Product Revenue
Product revenue consists primarily of revenue from the sale of memory products. Product revenue increased approximately $25.9 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily due to higher sales of our memory interface chips.
Growth in our product revenue is dependent on, among other things, our ability to continue to obtain orders from customers, meet our customers’ demand and mitigate any supply chain and economic disruption.
Royalties
Royalties revenue, which includes patent and technology license royalties, increased approximately $26.5 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily due to the timing and structure of license agreements and renewals.

We are continuously in negotiations for licenses with prospective customers. We expect royalties revenue will continue to vary from period to period based on our success in adding new customers, renewing or extending existing agreements, as well as the level of variation in our customers’ reported shipment volumes, sales price and product mix, offset in part by the proportion of customer payments that are fixed or hybrid in nature.
Contract and Other Revenue
Contract and other revenue consist of revenue from technology development projects. Contract and other revenue decreased approximately $3.6 million for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was primarily due to lower revenue associated with our Silicon IP offerings.
We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.
Cost of Product Revenue

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2025	2024	Percentage
Cost of product revenue	$30.6	$20.0	52.5%
Cost of product revenue mainly includes costs attributable to the sale of memory products. Cost of product revenue increased approximately $10.6 million for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily due to higher sales volumes of our memory interface chips.
In the near term, we expect costs of product revenue to fluctuate due to changes in product mix and the timing of orders.
Cost of Contract and Other Revenue

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2025	2024	Percentage
Cost of contract and other revenue	$0.6	$0.6	(1.6)%
Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue remained relatively flat for the three months ended March 31, 2025 as compared to the same period in 2024.
In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.
Research and Development Expenses

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2025	2024	Percentage
Research and development expenses:
Research and development expenses, excluding stock-based compensation	$38.1	$33.9	12.4%
Stock-based compensation	4.5	3.4	31.1%
Total research and development expenses	$42.6	$37.3	14.1%
Research and development expenses are those expenses incurred for the development of applicable technologies.
Total research and development expenses for the three months ended March 31, 2025 increased approximately $5.3 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $4.6 million and stock-based compensation expenses of $1.1 million, both driven primarily by headcount growth, offset by a decrease in prototyping costs of $1.1 million.
We will continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.

Sales, General and Administrative Expenses

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2025	2024	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses, excluding stock-based compensation	$21.3	$19.9	7.3%
Stock-based compensation	6.7	5.9	13.2%
Total sales, general and administrative expenses	$28.0	$25.8	8.6%
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
Total sales, general and administrative expenses for the three months ended March 31, 2025 increased approximately $2.2 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $1.2 million and stock-based compensation expenses of $0.8 million, both driven primarily by headcount growth.
In the future, sales, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, acquisition, and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period.
Amortization of Acquired Intangible Assets

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2025	2024	Percentage
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$1.7	$3.1	(43.9)%
Amortization of acquired intangible assets included in total operating expenses	—	0.2	(100.0)%
Total amortization of acquired intangible assets	$1.7	$3.3	(47.3)%
Amortization expense is related to various acquired IP.
Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the three months ended March 31, 2025 decreased by approximately $1.6 million as compared to the same period in 2024. The decrease was due to intangible assets which became fully amortized.
Change in Fair Value of Earn-Out Liability

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2025	2024	Percentage
Change in fair value of earn-out liability	$—	$0.7	(100.0)%
The change in the fair value of the earn-out liability related to the 2021 acquisition of PLDA Group (“PLDA”), which was subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, and was settled annually in shares of our common stock based on the fair value of that common stock fixed at the time we acquired PLDA. The fair value of the earn-out liability was remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period, and adjusted to reflect changes in the per share value of our common stock.
During the three months ended March 31, 2024, we recorded expense of $0.7 million in our Unaudited Condensed Consolidated Statements of Income of this Form 10-Q. The final earn-out was achieved in the third quarter of 2024 and fully paid during the fourth quarter of 2024.

Interest and Other Income (Expense), Net

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2025	2024	Percentage
Interest income and other income (expense), net	$4.9	$4.6	5.9%
Interest expense	(0.4)	(0.4)	3.0%
Interest and other income (expense), net	$4.5	$4.2	6.1%

Interest income and other income (expense), net, includes interest income from our investment portfolio and from the significant financing component of licensing agreements, as well as any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies. For the three months ended March 31, 2025 and 2024, interest income and other income (expense), net, consisted primarily of interest income of $5.0 million and $4.4 million, respectively, generated from our investment portfolio. Interest income increased during the three months ended March 31, 2025 as compared to the same period in 2024 due to an increase in our investment portfolio, partially offset by a slight decline in interest rates.
Interest expense consists primarily of interest expense associated with long-term software licenses. Interest expense remained flat for the three months ended March 31, 2025 as compared to the same period in 2024.
Provision for Income Taxes

	Three Months Ended
	March 31,		Change in
(Dollars in millions)	2025	2024	Percentage
Provision for income taxes	$7.3	$1.5	403.4%
Effective tax rate	10.8%	4.2%
Our provisions for income taxes for the three months ended March 31, 2025 and 2024 were primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2025 and 2024, respectively, offset by tax benefits from excess stock-based compensation deductions. Our provisions for income taxes for the three months ended March 31, 2025 and 2024 reflected effective tax rates of 10.8% and 4.2%, respectively, and differed from the U.S. statutory rate primarily due to tax benefits from excess stock-based compensation deductions.
During the three months ended March 31, 2025 and 2024, we paid foreign withholding taxes of $5.6 million and $5.1 million, respectively.
Upon considering the relative impact of all evidence during 2025, both negative and positive, and the weight accorded to each, we concluded that it was more likely than not that the majority of our deferred tax assets would be realizable, with the exception of primarily our California research and development credits that have not met the “more likely than not” realization threshold criteria. As a result, we continue to maintain a valuation allowance on only those deferred tax assets that we do not think will be realizable.
We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.
Liquidity and Capital Resources

	As of
(In millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$132.2	$99.8
Marketable securities	382.2	382.0
Total cash, cash equivalents and marketable securities	$514.4	$481.8

	Three Months Ended
	March 31,
(In millions)	2025	2024
Net cash provided by operating activities	$77.4	$39.1
Net cash provided by (used in) investing activities	$(8.4)	$71.4
Net cash used in financing activities	$(36.8)	$(92.3)
Liquidity
We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents are in the United States. Our cash needs for the three months ended March 31, 2025, were funded primarily from cash collected from our customers.
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
To provide us with more flexibility in returning capital to our stockholders, on October 29, 2020, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the three months ended March 31, 2025, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed in the “Share Repurchase Program” section below.
Operating Activities
Cash provided by operating activities of $77.4 million for the three months ended March 31, 2025, was primarily attributable to the cash generated from product sales, customer licensing and engineering services fees. Changes in operating assets and liabilities for the three months ended March 31, 2025 primarily included an increase in income taxes payable and decreases in accounts receivable and unbilled receivables, offset by a decrease in accrued salaries and benefits and other accrued liabilities, as well as an increase in income taxes receivable.
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
Investing Activities
Cash used in investing activities of $8.4 million for the three months ended March 31, 2025, consisted of purchases of available-for-sale marketable securities of $91.2 million and $7.9 million paid to acquire property and equipment, offset by proceeds from the maturities of available-for-sale marketable securities of $90.7 million.
Cash provided by investing activities of $71.4 million for the three months ended March 31, 2024, consisted of proceeds from the maturities and sales of available-for-sale marketable securities of $100.7 million and $63.4 million, respectively, and net proceeds from the sale of a non-marketable equity security of $22.8 million, offset by purchases of available-for-sale marketable securities of $112.5 million and $3.0 million paid to acquire property and equipment.
Financing Activities
Cash used in financing activities of $36.8 million for the three months ended March 31, 2025, was primarily due to $30.8 million in payments of taxes on restricted stock units, $3.8 million paid under installment payment arrangements to acquire fixed assets, and an aggregate payment of $2.2 million as part of our share repurchases in the first quarter of 2025.
Cash used in financing activities of $92.3 million for the three months ended March 31, 2024, was primarily due to an aggregate payment of $50.8 million as part of our share repurchases in the first quarter of 2024 (includes $0.2 million in fees related to the ASR program), $37.7 million in payments of taxes on restricted stock units and $4.0 million paid under installment payment arrangements to acquire fixed assets.
Contractual Obligations
As of March 31, 2025, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2025	2026	2027	2028
Contractual obligations (1) (2)
Software licenses (3)	$16,760	$7,070	$5,101	$4,493	$96
Acquisition retention bonuses (4)	260	260	—	—	—
Other contractual obligations	235	98	137	—	—
Total	$17,255	$7,428	$5,238	$4,493	$96
_________________________________________
(1)    The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $138.3 million, including $23.2 million recorded as a reduction of long-term deferred tax assets and $115.1 million in long-term income taxes payable as of March 31, 2025. As noted in Note 13, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the timing of the outcome at this time.
(2)    For our lease commitments as of March 31, 2025, refer to Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
(3)    We have commitments with various software vendors for agreements generally having terms longer than one year.
(4)    In connection with the acquisitions of Hardent, Inc. in the second quarter of 2022 and PLDA in the third quarter of 2021, we are obligated to pay retention bonuses to certain employees subject to certain eligibility and acceleration provisions, including the condition of employment.
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
In February 2025, we entered into a share repurchase plan (the “Buying Plan”) with Mizuho Securities USA, LLC (“Mizuho”). The Buying Plan was part of the 2020 Repurchase Program. Under the Buying Plan, Mizuho commenced purchases during the period from February 6, 2025 to March 31, 2025, with a provision to terminate sooner pursuant to the Buying Plan. The execution of share repurchases was dependent on our stock price reaching certain levels. During the three months ended March 31, 2025, we repurchased an immaterial amount of shares as part of the Buying Plan, which were retired and recorded as a reduction to stockholders’ equity.
During the three months ended March 31, 2024, we repurchased approximately 0.8 million shares for approximately $50.8 million under the 2020 Repurchase Program, which were retired and recorded as a reduction to stockholders’ equity.
As of March 31, 2025, there remained an outstanding authorization to repurchase approximately 5.6 million shares of our outstanding common stock under the 2020 Repurchase Program.
We record share repurchases as a reduction to stockholders’ equity. We record a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock in accordance with our accounting policy.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) goodwill, (3) intangible assets, (4) income taxes, and (5) business combinations. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our policy specifically prohibits trading securities for the sole purpose of realizing trading profits, however, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss. Similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of March 31, 2025, we had an investment portfolio of fixed income marketable securities of $408.5 million, including cash equivalents and time deposits. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of March 31, 2025, the fair value of the portfolio would decline by approximately $2.2 million. Actual results may differ materially from this sensitivity analysis.
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
We have on occasion, entered into foreign currency forward contracts (the “Contracts”) to manage our exposure related to certain foreign currency denominated monetary assets and to minimize the related impact of foreign currency fluctuations on our earnings. The hedged monetary assets primarily consisted of certain euro-denominated cash and accounts receivable balances. Contracts are typically entered into at the end of a month, with an approximately one month duration at inception. As of March 31, 2025, no Contracts were outstanding and we have entered into no such contracts during 2025.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the

Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
•If we do not keep pace with technological innovations or customers’ increasing technological requirements, we may not be able to enhance our existing products, our products may not be competitive, and our revenue and operating results may suffer.
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
•Weak global economic conditions, including as a result of tariffs or trade restrictions and relationships, may adversely affect demand for the products and services of our customers and could otherwise harm our business.
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
•Our operations are subject to risks of natural disasters, acts of war, terrorism, widespread illness, security breaches or incidents at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our operating results.

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
To the extent that alternative technologies might provide comparable system performance at lower or similar cost to our technologies or are perceived to require the payment of no or lower fees and/or royalties, or to the extent other factors influence the industry, our customers and prospective customers may adopt and promote such alternative technologies. Even to the extent we determine that such alternative technologies infringe our patents, there can be no assurance that we would be able to negotiate agreements that would result in royalties being paid to us without litigation, which could be costly and the results of which would be uncertain.
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
We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 71% and 64% of our consolidated revenue for the three months ended March 31, 2025 and 2024, respectively. Additionally, our top five customers for each reporting period represented approximately 62% of our consolidated revenue for both the years ended December 31, 2024 and 2023. We expect to continue to experience significant revenue concentration for the foreseeable future. Our customers’ demand for our products may fluctuate due to factors beyond our control. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. A disruption in our relationship with any of our customers could adversely affect our business. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold or the demand for our products. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers or any significant reduction in orders from, or a shift in product mix by customers, could have a material adverse effect on our operating results and financial condition.
In addition, our license agreements are complex, and some contain terms that require us to provide certain customers with the lowest royalty rate that we provide to other customers for similar technologies, volumes and schedules. These clauses may limit our ability to effectively price differently among our customers, to respond quickly to market forces, or otherwise to compete on the basis of price. These clauses may also require us to reduce royalties payable by existing customers when we enter into or amend agreements with other customers. Any adjustment that reduces royalties from current customers or licensees may have a material adverse effect on our operating results and financial condition.
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
Various target markets for our products, such as AI, may develop slower than anticipated or could utilize competing technologies. The markets for some of these products depend in part upon the continued development and deployment of various other technologies, which may or may not address the needs of the users of these products. We cannot predict the size or growth rate of these markets, or the market share we will achieve or maintain in these markets in the future.
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
If we do not keep pace with technological innovations or customers’ increasing technological requirements, we may not be able to enhance our existing products, our products may not be competitive, and our revenue and operating results may suffer.
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
As a fabless semiconductor company, we purchase our inventory from third-party manufacturers in advance of selling our products. We place orders with our manufacturers based on existing and expected orders from our customers and distributors for particular products. We are also subject to increased inventory risks and costs because we build our products based on forecasts provided by our customers and distributors before receiving purchase orders for the product. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers, and we are not always able to make adjustments to align with our inventory needs. Our customers and distributors may also fail to place orders or cancel orders for many reasons, including but not limited to trends in the global economy, including as a result of tariffs or trade restrictions or relationships, business challenges, supply chain constraints, longer than expected inventory digestion or other changes in their business requirements. In the event that our predictions are inaccurate due to unexpected increases in orders, or our manufacturers are unable to provide the inventory that we require, we may have insufficient inventory to meet our customers’ and distributors’ demands. In addition, a perceived negative trend in market conditions could lead us to decrease the manufacturing volume of our products to avoid excess inventory. If we inaccurately assess market conditions for our products, we could have insufficient inventory to meet the demands of our customers and distributors, resulting in loss of revenue. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, import/export restrictions or product returns, we may have excess inventory which, if not sold, may need to be written down or would result in a decrease in our revenue in future periods. If any of these situations were to arise, it could have a material impact on our business, financial condition and results of operations.
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
For the three months ended March 31, 2025 and 2024, revenue from our international customers constituted approximately 84% and 56%, respectively, of our total consolidated revenue. Additionally, for the years ended December 31, 2024 and 2023, revenue from our international customers constituted approximately 64% and 62%, respectively, of our total consolidated revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.
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
Trade-related government actions, including changes in trade restrictions or relationships, tariffs and exchange controls, and potential retaliatory tariffs or actions by other countries, whether implemented by the United States, China, the European Union or other countries, that impose barriers or restrictions impacting our ability to sell or ship products to certain customers may have a negative impact on our financial condition and results of operations. We cannot predict the actions government entities may take in this context and may be unable to quickly offset or effectively react to government actions that restrict our ability to sell to certain customers or in certain jurisdictions. Government actions that affect our customers’ ability to sell products or access critical elements of their supply chains may result in a decreased demand for their products, which may consequently reduce their demand for our products.
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
•geopolitical instability, including changes in diplomatic and trade relationships, in particular with China and Taiwan, and potentially in Europe, South Korea, Israel and the Middle East;
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
Our operations and performance depend significantly on worldwide economic conditions. Current and future uncertainty in the worldwide economy due to inflation, geopolitics, major central bank policies, including interest rate changes, public health crises or other global factors, could adversely affect our business. Additionally, there is ongoing uncertainty regarding the new U.S. presidential administration’s economic and other policies, priorities and actions, such as potential changes in trade restrictions or relationships, tariffs and exchange controls, and potential retaliatory tariffs or actions by other countries, which could impact our business and the cost and/or sale of our products in any countries that are impacted. Adverse economic conditions could also affect demand for our products and our customers’ products. If our customers experience reduced demand or excess inventory as a result of global or regional economic conditions or otherwise, including as a result of changes in tariffs or trade restrictions and relationships, this could result in reduced royalty revenue and/or product sales and our business and results of operations could be harmed. Inflationary pressures and shortages have in the past increased, and may increase in the future, costs for materials, supplies and labor, which could cause our expenses to increase at a rate faster than our product pricing to recover such increases, which may further result in a material adverse effect on our business, financial condition or results of operations.
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
Semiconductor supply chain disruptions have been well publicized in the recent past. We believe that we could experience various supply constraints related to our memory interface chip business in the future. For example, to the extent we do not have sufficient wafer and packaging substrate firm commitments from our third-party suppliers, or they are otherwise unable to provide such services and materials, we may not obtain the materials needed on our desired timelines or at reasonable prices. Large swings in demand could exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes resulting in a shortage of parts, materials or capacity needed to manufacture our products. While we continually work with our suppliers to mitigate the impact of the supply constraints to our customer deliveries, in the event of a shortage or supply interruption from suppliers of our components, we may not be able to develop alternate sources quickly, cost-effectively or at all. An extended period of global supply chain and economic disruption, including as a result of tariffs or trade restrictions, could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain.
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
Certain software and/or IP blocks that we use in or with some of our products are licensed from third parties and, for that reason, may not be available to us in the future, this has the potential to delay product development and production or cause us to incur additional expense, which could materially adversely affect our business, financial condition, operating results and cash flow.
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
Our operations are subject to risks of natural disasters, acts of war, terrorism, widespread illness, security breaches or incidents at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our operating results.
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
New epidemics, pandemics or outbreaks of novel diseases may arise at any time and may adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may impact overall technology spending, demand for our products and our operating results. Furthermore, such disruption in the global financial markets may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our liquidity.
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

•changes in macroeconomic conditions, increased risk of recession and geopolitical issues, including changes in diplomatic and trade relationships, in particular with China and Taiwan, and potentially in Europe, South Korea, Israel and the Middle East;
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
In February 2025, we entered into a share repurchase plan (the “Buying Plan”) with Mizuho Securities USA, LLC (“Mizuho”). The Buying Plan ended on March 31, 2025. After giving effect to the Buying Plan, detailed in the table below, there remained an outstanding authorization to repurchase approximately 5.6 million shares of our outstanding common stock under the 2020 Repurchase Program.

The following table provides information relating to repurchases of our common stock for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Cumulative shares repurchased as of December 31, 2024	14,330,433	$32.33	14,330,433	5,669,567
February 1, 2025 - February 28, 2025	4,125	$56.52	4,125	5,665,442
March 1, 2025 - March 31, 2025	35,946	$53.53	35,946	5,629,496
Cumulative shares repurchased as of March 31, 2025	14,370,504		14,370,504

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the first quarter of 2025, no directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

†
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	April 29, 2025	By:	/s/ Desmond Lynch
Desmond Lynch
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)