Form 10-Q
period 2025-06-30
RAMBUS INC
filed 2025-07-29
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 107,593,820 as of June 30, 2025.

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
•
Success in signing and renewing customer agreements, including license agreements;
•
The timing of completing engineering deliverables and the changes to work required;
•
Success in obtaining new technology development contracts booked in the future;
•
Success in adding and maintaining new customers;
•
Success in obtaining orders from our customers, and our ability to accurately anticipate and meet our customers’ demands;
•
Success in entering and growth in new markets;
•
Levels of variation in our customers’ shipment volumes, sales prices and product mix;
•
Variation in contract and other revenue, based on varying revenue recognized from contract and other revenue;
•
Implications of short-term or long-term increases in our research and development expenses;
•
Short-term increases in cost of product revenue;
•
Variation in our sales, general and administrative expenses;
•
Terms of our licenses and amounts owed under license agreements;
•
Technology product development;
•
Perceived or actual changes in the quality of our products;
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
•
Effects of security breaches or failures in our or our customers’ products, systems and services on our business;
•
Engineering, sales, legal, advertising, marketing, general and administration, and other expenses;
•
Contract revenue;
•
Operating results;
•
Continued product revenue growth, specifically in connection with the growth in sales of our memory interface chips;
•
International licenses, operations and expansion;
•
Effects of changes in the economy and credit market on our industry and business;
•
Effects of natural disasters, climate change and extreme weather events on our supply chain;
•
Ability to identify, attract, motivate and retain qualified personnel;
•
Effects of government regulations on our industry and business;

•
Manufacturing, shipping and supply partners, supply chain availability and/or sale and distribution channels;
•
Growth in our business;
•
Methods, estimates and judgments in accounting policies;
•
Adoption of new accounting pronouncements;
•
Effective tax rates, including as a result of recent U.S. tax legislation;
•
Restructurings and plans of termination;
•
Realization of deferred tax assets/release of deferred tax valuation allowance;
•
Trading price of our common stock;
•
Internal control environment;
•
Protection of intellectual property (“IP”);
•
Any changes in laws, agency actions and judicial rulings that may impact the ability to enforce our IP rights;
•
Indemnification and technical support obligations;
•
Equity repurchase programs;
•
Issuances of debt or equity securities, which could involve restrictive covenants or be dilutive to our existing stockholders;
•
Effects of fluctuations in interest rates and currency exchange rates;
•
Effects of a varying rate of inflation;
•
Effects of U.S. government restrictions on exports, including with China;
•
Effects of current and future uncertainty in the worldwide economy, including major central bank policies and worldwide changes in credit markets;
•
Effects of changes in macroeconomic conditions, increased risk of recession and geopolitical issues;
•
Management of supply chain risks; and
•
Outcome and effect of potential future IP litigation and other significant litigation.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and par value)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$87,759	$99,775
Marketable securities	507,066	382,023
Accounts receivable	107,077	122,813
Unbilled receivables	26,061	25,070
Inventories	38,603	44,634
Prepaids and other current assets	17,191	15,942
Total current assets	783,757	690,257
Intangible assets, net	13,615	17,059
Goodwill	286,812	286,812
Property and equipment, net	106,155	75,509
Operating lease right-of-use assets	19,302	21,454
Deferred tax assets	131,224	136,466
Income taxes receivable	121,297	109,947
Other assets	5,649	5,632
Total assets	$1,467,811	$1,343,136
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,157	$18,522
Accrued salaries and benefits	18,438	19,193
Deferred revenue	18,845	19,903
EDA tools software licenses liability	12,608	8,438
Operating lease liabilities	5,975	5,617
Other current liabilities	5,205	10,139
Total current liabilities	72,228	81,812
Long-term operating lease liabilities	21,961	24,534
Long-term income taxes payable	120,224	109,383
Long-term EDA tools software licenses liability	21,106	1,588
Other long-term liabilities	4,312	5,127
Total liabilities	239,831	222,444
Commitments and contingencies (Notes 9, 10 and 14)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; issued and outstanding: no shares as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; issued and outstanding: 107,593,820 shares as of June 30, 2025 and 106,843,112 shares as of December 31, 2024	108	107
Additional paid-in capital	1,264,056	1,275,505
Accumulated deficit	(35,422)	(153,660)
Accumulated other comprehensive loss	(762)	(1,260)
Total stockholders’ equity	1,227,980	1,120,692
Total liabilities and stockholders’ equity	$1,467,811	$1,343,136

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenue:
Product revenue	$81,325	$56,692	$157,634	$107,052
Royalties	68,607	56,380	142,582	103,856
Contract and other revenue	22,277	19,066	38,657	39,101
Total revenue	172,209	132,138	338,873	250,009
Cost of revenue:
Cost of product revenue	32,418	22,779	63,001	42,827
Cost of contract and other revenue	631	1,000	1,177	1,555
Amortization of acquired intangible assets	1,721	3,052	3,434	6,108
Total cost of revenue	34,770	26,831	67,612	50,490
Gross profit	137,439	105,307	271,261	199,519
Operating expenses:
Research and development	46,331	40,525	88,951	77,884
Sales, general and administrative	28,115	24,402	56,173	50,229
Amortization of acquired intangible assets	—	187	—	382
Impairment of assets	—	1,071	—	1,071
Change in fair value of earn-out liability	—	(1,200)	—	(500)
Total operating expenses	74,446	64,985	145,124	129,066
Operating income	62,993	40,322	126,137	70,453
Interest income and other income (expense), net	5,228	4,400	10,084	8,987
Interest expense	(382)	(371)	(759)	(737)
Interest and other income (expense), net	4,846	4,029	9,325	8,250
Income before income taxes	67,839	44,351	135,462	78,703
Provision for income taxes	9,904	8,295	17,224	9,749
Net income	$57,935	$36,056	$118,238	$68,954
Net income per share:
Basic	$0.54	$0.33	$1.10	$0.64
Diluted	$0.53	$0.33	$1.09	$0.63
Weighted-average shares used in per share calculation:
Basic	107,586	107,721	107,412	107,906
Diluted	108,520	109,047	108,639	109,628

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net income	$57,935	$36,056	$118,238	$68,954
Other comprehensive income (loss):
Foreign currency translation adjustment	217	(53)	525	(148)
Unrealized loss on marketable securities, net of tax	(142)	(57)	(27)	(549)
Total comprehensive income	$58,010	$35,946	$118,736	$68,257

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balances as of March 31, 2025	107,412	$107	$1,253,924	$(93,357)	$(837)	$1,159,837
Net income	—	—	—	57,935	—	57,935
Foreign currency translation adjustment	—	—	—	—	217	217
Unrealized loss on marketable securities, net of tax	—	—	—	—	(142)	(142)
Common stock issued under employee stock plans, net of withholding taxes	248	1	(448)	—	—	(447)
Repurchase and retirement of common stock under repurchase program	(66)	—	(3,653)	—	—	(3,653)
Stock-based compensation	—	—	14,233	—	—	14,233
Balances as of June 30, 2025	107,594	$108	$1,264,056	$(35,422)	$(762)	$1,227,980

	For the Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Deficit	Loss	Total
Balances as of March 31, 2024	107,781	$108	$1,293,923	$(300,583)	$(1,856)	$991,592
Net income	—	—	—	36,056	—	36,056
Foreign currency translation adjustment	—	—	—	—	(53)	(53)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(57)	(57)
Common stock issued under employee stock plans, net of withholding taxes	120	—	2,261	—	—	2,261
Repurchase and retirement of common stock under repurchase program	(221)	—	(12,558)	—	—	(12,558)
Stock-based compensation	—	—	11,651	—	—	11,651
Balances as of June 30, 2024	107,680	$108	$1,295,277	$(264,527)	$(1,966)	$1,028,892

	For the Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balances as of December 31, 2024	106,843	$107	$1,275,505	$(153,660)	$(1,260)	$1,120,692
Net income	—	—	—	118,238	—	118,238
Foreign currency translation adjustment	—	—	—	—	525	525
Unrealized loss on marketable securities, net of tax	—	—	—	—	(27)	(27)
Common stock issued under employee stock plans, net of withholding taxes	857	1	(31,255)	—	—	(31,254)
Repurchase and retirement of common stock under repurchase program	(106)	—	(5,810)	—	—	(5,810)
Stock-based compensation	—	—	25,616	—	—	25,616
Balances as of June 30, 2025	107,594	$108	$1,264,056	$(35,422)	$(762)	$1,227,980

	For the Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Deficit	Loss	Total
Balances as of December 31, 2023	107,854	$108	$1,324,796	$(285,534)	$(1,269)	$1,038,101
Net income	—	—	—	68,954	—	68,954
Foreign currency translation adjustment	—	—	—	—	(148)	(148)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(549)	(549)
Common stock issued under employee stock plans, net of withholding taxes	864	1	(35,243)	—	—	(35,242)
Repurchase and retirement of common stock under repurchase program	(1,038)	(1)	(15,422)	(47,947)	—	(63,370)
Stock-based compensation	—	—	21,146	—	—	21,146
Balances as of June 30, 2024	107,680	$108	$1,295,277	$(264,527)	$(1,966)	$1,028,892

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$118,238	$68,954
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	25,616	21,147
Depreciation	16,605	15,242
Amortization of intangible assets	3,434	6,490
Deferred income taxes	4,618	(2,786)
Impairment of assets	—	1,071
Change in fair value of earn-out liability	—	(500)
Other	1	29
Change in operating assets and liabilities:
Accounts receivable	15,695	(268)
Unbilled receivables	(1,006)	21,411
Prepaids and other current assets	(661)	270
Inventories	6,031	(16,442)
Income taxes receivable	(11,350)	(9,915)
Accounts payable	(8,545)	4,051
Accrued salaries and benefits and other liabilities	(2,878)	(4,291)
Income taxes payable	9,845	9,647
Deferred revenue	(1,272)	(1,640)
Operating lease liabilities	(2,598)	(2,929)
Net cash provided by operating activities	171,773	109,541
Cash flows from investing activities:
Purchases of property and equipment	(14,379)	(14,338)
Purchases of marketable securities	(303,836)	(224,164)
Maturities of marketable securities	178,628	160,756
Proceeds from sales of marketable securities	—	85,722
Proceeds from sale of non-marketable equity security	—	22,796
Net cash provided by (used in) investing activities	(139,587)	30,772
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	3,743	3,351
Payments of taxes on restricted stock units	(34,997)	(38,593)
Payments under installment payment arrangements	(7,686)	(9,048)
Payment of deferred purchase consideration from acquisition	—	(2,450)
Repurchase and retirement of common stock	(5,810)	(63,312)
Net cash used in financing activities	(44,750)	(110,052)
Effect of exchange rate changes on cash and cash equivalents	548	(450)
Net increase (decrease) in cash and cash equivalents	(12,016)	29,811
Cash and cash equivalents at beginning of period	99,775	94,767
Cash and cash equivalents at end of period	$87,759	$124,578

Non-cash operating, investing and financing activities:
Property and equipment received and accrued in accounts payable and other liabilities	$25,983	$6,865
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$—	$3,034

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

3. Revenue Recognition

Contract Balances

The contract assets are primarily related to the Company’s fixed fee intellectual property (“IP”) licensing arrangements and rights to consideration for performance obligations delivered but not billed as of June 30, 2025.

The Company’s contract balances were as follows:

	As of
(In thousands)	June 30, 2025	December 31, 2024
Unbilled receivables	$30,110	$29,104
Deferred revenue	$20,590	$21,852

During the six months ended June 30, 2025, the Company recognized $14.7 million of revenue that was included in deferred revenue as of December 31, 2024. During the six months ended June 30, 2024, the Company recognized $14.3 million of revenue that was included in deferred revenue as of December 31, 2023.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $31.3 million as of June 30, 2025, which the Company primarily expects to recognize over the next two years.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net income per share:
Numerator:
Net income	$57,935	$36,056	$118,238	$68,954
Denominator:
Weighted-average shares outstanding - basic	107,586	107,721	107,412	107,906
Effect of potentially dilutive common shares	934	1,326	1,227	1,722
Weighted-average shares outstanding - diluted	108,520	109,047	108,639	109,628
Basic net income per share	$0.54	$0.33	$1.10	$0.64
Diluted net income per share	$0.53	$0.33	$1.09	$0.63

5. Intangible Assets, Net

The components of the Company’s intangible assets as of June 30, 2025 and December 31, 2024 were as follows:

		As of June 30, 2025
(In thousands, except useful life)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$288,001	$(274,386)	$13,615
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,496)	—
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$325,797	$(312,182)	$13,615

		As of December 31, 2024
(In thousands, except useful life)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$288,001	$(270,954)	$17,047
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,484)	12
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$325,797	$(308,738)	$17,059

Amortization expense for intangible assets for the three and six months ended June 30, 2025 was $1.7 million and $3.4 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2024 was $3.2 million and $6.5 million, respectively.

The estimated future amortization of intangible assets as of June 30, 2025 was as follows (in thousands):

Years Ending December 31:	Amount
2025 (remaining six months)	$3,756
2026	5,209
2027	1,937
2028	1,480
2029	1,233
Total intangible assets	$13,615

6. Segments and Major Customers

Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.

The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of June 30, 2025, the Company has a single operating and reportable segment.

The CODM uses net income to assess segment performance, allocate resources and manage the business on a consolidated basis. The significant expenses for the segment exclude certain non-cash adjustments and non-recurring items, and are used to monitor budget versus actual results and to analyze the period-over-period comparisons.

The significant expenses that are regularly provided to the CODM and reconciliations to the consolidated net income for the three and six months ended June 30, 2025 and 2024, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Total revenue	$172,209	$132,138	$338,873	$250,009
Adjusted cost of revenue (1)	(32,822)	(23,657)	(63,789)	(44,136)
Adjusted research and development (2)	(40,891)	(36,324)	(78,980)	(70,165)
Adjusted sales, general and administrative (3)	(19,465)	(17,063)	(40,812)	(36,925)
Other segment items:
Stock-based compensation expenses (4)	(14,233)	(11,650)	(25,616)	(21,147)
Amortization of acquired intangible assets (4)	(1,721)	(3,239)	(3,434)	(6,490)
Acquisition-related costs (5)	(84)	(12)	(105)	(122)
Impairment of assets	—	(1,071)	—	(1,071)
Change in fair value of earn-out liability	—	1,200	—	500
Interest and other income (expense), net	4,846	4,029	9,325	8,250
Provision for income taxes	(9,904)	(8,295)	(17,224)	(9,749)
Net income	$57,935	$36,056	$118,238	$68,954

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

The following represents the Company’s significant expenses related to research and development expenses and sales, general and administrative expenses, as shown above, for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Payroll and benefits	$38,911	$31,550	$76,840	$63,801
Variable research and development expenses (1)	5,354	6,490	10,163	12,327
Professional fees	4,171	3,918	9,660	9,573
Facilities costs	3,136	2,910	6,220	5,695
Temporary labor services and consulting expenses	3,324	3,795	6,167	6,445
Amortization and depreciation	3,010	2,319	5,791	4,697
Other expenses	2,450	2,405	4,951	4,552
Total adjusted operating expenses	$60,356	$53,387	$119,792	$107,090

(1)
Includes primarily software tools, software licenses and prototyping costs.

The measure of segment assets is reported on the Company’s Unaudited Condensed Consolidated Balance Sheets as total consolidated assets.

Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable as of June 30, 2025 and December 31, 2024, respectively, was as follows:

	As of
Customer	June 30, 2025	December 31, 2024
Customer 1	38%	39%
Customer 2	20%	17%

Revenue from the Company’s major customers representing 10% or more of total revenue for the three and six months ended June 30, 2025 and 2024, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2025	2024	2025	2024
Customer A	22%	19%	22%	25%
Customer B	18%	22%	19%	18%
Customer C	12%	*	10%	*
Customer D	*	11%	*	12%

* Customer accounted for less than 10% of total revenue in the period.

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
South Korea	$78,806	$35,836	$146,831	$78,802
Singapore	38,091	19,157	89,767	24,324
United States	34,733	55,683	61,122	107,600
Other	20,579	21,462	41,153	39,283
Total	$172,209	$132,138	$338,873	$250,009

7. Marketable Securities

Rambus invests its excess cash and cash equivalents primarily in U.S. government-sponsored obligations, non-U.S. government-sponsored obligations, corporate bonds, commercial paper and notes, time deposits and money market funds that mature within three years.

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of June 30, 2025
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$59,029	$59,029	$—	$—
Cash equivalents:
Money market funds	14,297	14,297	—	—
Corporate bonds, commercial paper and notes	14,433	14,438	—	(5)
Total cash equivalents	28,730	28,735	—	(5)
Total cash and cash equivalents	87,759	87,764	—	(5)
Marketable securities:
Time deposits	12,870	12,870	—	—
U.S. Government bonds and notes	202,535	202,530	94	(89)
Non-U.S. Government bonds and notes	3,947	3,946	1	—
Corporate bonds, commercial paper and notes	287,714	287,707	133	(126)
Total marketable securities	507,066	507,053	228	(215)
Total cash, cash equivalents and marketable securities	$594,825	$594,817	$228	$(220)

	As of December 31, 2024
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$87,415	$87,415	$—	$—
Cash equivalents:
Money market funds	6,025	6,025	—	—
Corporate bonds, commercial paper and notes	6,335	6,334	1	—
Total cash equivalents	12,360	12,359	1	—
Total cash and cash equivalents	99,775	99,774	1	—
Marketable securities:
Time deposits	12,870	12,870	—	—
U.S. Government bonds and notes	220,056	220,034	184	(162)
Corporate bonds, commercial paper and notes	149,097	149,085	121	(109)
Total marketable securities	382,023	381,989	305	(271)
Total cash, cash equivalents and marketable securities	$481,798	$481,763	$306	$(271)

Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	June 30, 2025	December 31, 2024
Cash	$59,029	$87,415
Cash equivalents	28,730	12,360
Total cash and cash equivalents	87,759	99,775
Marketable securities	507,066	382,023
Total cash, cash equivalents and marketable securities	$594,825	$481,798

The Company continues to invest in highly rated, liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and impairment.

The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position as of June 30, 2025 and December 31, 2024 were as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Less than 12 months
U.S. Government bonds and notes	$97,475	$83,162	$(89)	$(162)
Corporate bonds, commercial paper and notes	217,515	48,360	(131)	(109)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$314,990	$131,522	$(220)	$(271)

The gross unrealized losses as of June 30, 2025 and December 31, 2024 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions, as well as the demand for and duration of the U.S. government-sponsored obligations and corporate bonds, commercial paper and notes. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). The Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.

The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	June 30, 2025
Due in less than one year	$418,498
Due from one year through three years	103,001
Total	$521,499

Refer to Note 8, “Fair Value of Financial Instruments,” for a discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

8. Fair Value of Financial Instruments

The following table presents the financial instruments that are carried at fair value and summarizes their valuation by the respective pricing levels as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$14,297	$14,297	$—	$—
Time deposits	12,870	—	12,870	—
U.S. Government bonds and notes	202,535	—	202,535	—
Non-U.S. Government bonds and notes	3,947	—	3,947	—
Corporate bonds, commercial paper and notes	302,147	—	302,147	—
Total assets carried at fair value	$535,796	$14,297	$521,499	$—

	As of December 31, 2024
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$6,025	$6,025	$—	$—
Time deposits	12,870	—	12,870	—
U.S. Government bonds and notes	220,056	—	220,056	—
Corporate bonds, commercial paper and notes	155,432	—	155,432	—
Total assets carried at fair value	$394,383	$6,025	$388,358	$—

The following table presents additional information about liabilities measured at fair value for which the Company utilized Level 3 inputs to determine fair value, as of June 30, 2024.

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2024	2024
Balance as of beginning of period	$13,200	$12,500
Change in fair value of earn-out liability due to remeasurement	(1,200)	(500)
Balance as of end of period	$12,000	$12,000

For the three and six months ended June 30, 2024, the change in the fair value of the earn-out liability related to the 2021 acquisition of PLDA Group (“PLDA”), which was subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, and was settled annually in shares of the Company’s common stock based on the fair value of that common stock fixed at the time the Company acquired PLDA. The fair value of the earn-out liability was remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period, and adjusted to reflect changes in the per share value of the Company’s common stock. The Company classified its earn-out liability within Level 3 of the fair value hierarchy because the fair value calculation included significant unobservable inputs, such as revenue forecast, revenue volatility, equity volatility and weighted-average cost of capital. During the three and six months ended June 30, 2024, the Company remeasured the fair value of the earn-out liability, which resulted in reductions of $1.2 million and $0.5 million, respectively, in the Company’s Unaudited Condensed Consolidated Statements of Income. The final earn-out was achieved in the third quarter of 2024 and fully paid during the fourth quarter of 2024.

The Company monitors its investments for impairment and records appropriate reductions in carrying value when necessary. During the six months ended June 30, 2025 and 2024, the Company recorded no other-than-temporary impairment charges on its investments.

During the six months ended June 30, 2025 and 2024, there were no transfers of financial instruments between different categories of fair value.

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

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2025 (in thousands):

Years ending December 31,	Amount
2025 (remaining six months)	$3,607
2026	7,563
2027	6,020
2028	4,869
2029	4,871
Thereafter	4,918
Total minimum lease payments	31,848
Less: amount of lease payments representing interest	(3,912)
Present value of future minimum lease payments	27,936
Less: current obligations under leases	(5,975)
Long-term lease obligations	$21,961

As of June 30, 2025, the weighted-average remaining lease term for the Company’s operating leases was 4.9 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 7.6%.

Operating lease costs included in research and development and selling, general and administrative costs in the Unaudited Condensed Consolidated Statements of Income were $1.5 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively. Operating lease costs included in research and development and selling, general and administrative costs in the Unaudited Condensed Consolidated Statements of Income were $2.9 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $3.6 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively.

10. Commitments and Contingencies

As of June 30, 2025, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2025	2026	2027	2028
Contractual obligations (1) (2)
Software licenses (3)	$37,981	$7,032	$13,605	$12,997	$4,347
Other contractual obligations	203	65	138	—	—
Total	$38,184	$7,097	$13,743	$12,997	$4,347

(1)
The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $143.8 million, including $23.6 million recorded as a reduction of long-term deferred tax assets and $120.2 million in long-term income taxes payable as of June 30, 2025. As noted below in Note 13, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the timing of the outcome at this time.
(2)
For the Company’s lease commitments as of June 30, 2025, refer to Note 9, “Leases.”

(3)
The Company has commitments with various software vendors for agreements generally having terms longer than one year.

From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other IP infringement or any other claim by any third party arising as a result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however this may not always be possible. The fair value of the liability as of June 30, 2025 and December 31, 2024, respectively, was not material.

11. Equity Incentive Plans and Stock-Based Compensation

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2024	10,889,878
Nonvested equity stock and stock units granted (1)(2)	(1,434,218)
Nonvested equity stock and stock units forfeited (1)	120,637
Total shares available for grant as of June 30, 2025	9,576,297

(1)
For purposes of determining the number of shares available for grant under the 2015 Equity Incentive Plan against the maximum number of shares authorized, each restricted stock unit granted prior to April 27, 2023 reduces the number of shares available for grant by 1.5 shares and each restricted stock unit forfeited increases shares available for grant by 1.5 shares. Each restricted stock unit granted on or after April 27, 2023 reduces the number of shares available for grant by 1.0 share and each restricted stock unit forfeited increases shares available for grant by 1.0 share.
(2)
Amount includes approximately 0.2 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in the second quarter of 2025 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.

Employee Stock Purchase Plan

Under the 2015 Employee Stock Purchase Plan (“2015 ESPP”), the Company issued 91,827 shares at a price of $40.76 and 69,828 shares at a price of $44.84 per share during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, approximately 2.2 million shares under the 2015 ESPP remained available for issuance.

Stock-Based Compensation

For the six months ended June 30, 2025 and 2024, the Company maintained stock plans covering a broad range of potential equity grants, including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.

Stock-based compensation expense recorded in the Unaudited Condensed Consolidated Statements of Income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Cost of revenue	$227	$122	$389	$246
Research and development	5,397	4,206	9,908	7,648
Sales, general and administrative	8,609	7,322	15,319	13,252
Total	$14,233	$11,650	$25,616	$21,146

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

Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $113.9 million as of June 30, 2025. This amount is expected to be recognized over a weighted-average period of 2.4 years.

The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2025:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2024	3,150,161	$44.72
Granted	1,206,742	$53.92
Vested	(1,094,203)	$37.96
Forfeited	(74,398)	$48.83
Nonvested as of June 30, 2025	3,188,302	$50.42

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

During the six months ended June 30, 2025, the Company entered into share repurchase plans (the “Buying Plans”) with Mizuho Securities USA, LLC (“Mizuho”), pursuant to which Mizuho will repurchase shares of the Company's common stock during the periods from February 6, 2025 through March 31, 2025 and from May 1, 2025 through September 30, 2025, respectively, with provisions to terminate sooner. The Buying Plans are part of the 2020 Repurchase Program. The execution of share repurchases is dependent on the Company’s stock price reaching certain levels. During the six months ended June 30, 2025, the Company repurchased 0.1 million shares for approximately $5.8 million as part of the Buying Plans, which were retired and recorded as a reduction to stockholders’ equity.

During the six months ended June 30, 2024, the Company repurchased approximately 1.0 million shares for approximately $63.4 million under the 2020 Repurchase Program, which were retired and recorded as a reduction to stockholders’ equity.

As of June 30, 2025, there remained an outstanding authorization to repurchase approximately 5.6 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.

The Company records share repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as an increase to accumulated deficit when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock in accordance with its accounting policy.

13. Income Taxes

The Company recorded a provision for income taxes of $9.9 million and $8.3 million for the three months ended June 30, 2025 and 2024, respectively, and a provision for income taxes of $17.2 million and $9.7 million for the six months ended June 30, 2025 and 2024, respectively. The provisions for income taxes for the three and six months ended June 30, 2025 and 2024 were primarily driven by the statutory tax expense for domestic and foreign jurisdictions for the respective fiscal years, offset by tax benefits from excess stock-based compensation deductions.

During the three months ended June 30, 2025 and 2024, the Company paid foreign withholding taxes of $5.4 million and $5.3 million, respectively. During the six months ended June 30, 2025 and 2024, the Company paid foreign withholding taxes of $11.0 million and $10.3 million, respectively.

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

As of June 30, 2025, the Company had approximately $214.3 million of unrecognized tax benefits, before interest accrual, including $23.6 million recorded as a reduction of long-term deferred tax assets, $74.8 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $115.9 million recorded to long-term income taxes payable, which are primarily comprised of $114.9 million in income taxes payable related to withholding taxes previously withheld from licensees in South Korea.

As a result of recent court rulings in 2023, the Company determined that it is more likely than not that withholding taxes paid in South Korea in the preceding five years are recoverable. In October 2023, the Company filed refund claims for withholding taxes paid in South Korea in the amount of $82.7 million related to the period from the fourth quarter of 2018 through the third quarter of 2023. The Company intends to file additional refund claims in the future for $4.2 million of withholding taxes paid in the fourth quarter of 2023, $18.2 million paid in 2024, and $9.8 million paid year-to-date in 2025. Therefore, the Company recorded long-term tax receivables of $114.9 million and $105.1 million, before interest accrual, related to these refund claims as of June 30, 2025 and December 31, 2024, respectively.

If the South Korea withholding taxes are recovered through the refund claim process, the U.S. foreign tax credit claimed for these withholding taxes on historical federal tax returns will be forfeited. Therefore, the Company recorded a long-term tax payable of $114.9 million and $105.1 million as of June 30, 2025 and December 31, 2024, respectively. These amounts exclude interest and reflect the future U.S. federal tax liability in the event of filing amended federal tax returns to revise the foreign tax credit amounts.

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

On July 4, 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, the Company expects an increase to tax expense during the third and fourth quarters of 2025, primarily related to changes in the taxation of profits derived from foreign operations, and more specifically, the foreign-derived intangible income deduction. The Company continues to evaluate the impact the new legislation will have on its consolidated financial statements. As the assessment is ongoing, the Company is not able to quantify the specific impact on its consolidated financial statements at this time.

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

Executive Summary

Our continued execution delivered strong results during the second quarter of 2025, driven primarily by increasing demand for our memory interface chips.

Key second quarter 2025 financial results included:

•
Revenue of $172.2 million;
•
Operating expenses of $74.4 million; and
•
Net cash provided by operating activities of $94.4 million.

We achieved record quarterly product revenue of $81.3 million in the second quarter of 2025, which increased by approximately 43% as compared to the same period in 2024. We also generated record quarterly cash from operations of $94.4 million. Our chip business continues to be a key growth engine for us.

Operational Highlights

Revenue Sources

Our consolidated revenue is comprised of product revenue, royalties and contract and other revenue.

Product revenue consists primarily of memory interface chips and is increasing in strategic significance. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 47% of our consolidated revenue for both the three and six months ended June 30, 2025, as compared to 43% for both the three and six months ended June 30, 2024.

Royalties revenue is derived from our patent licenses and Silicon IP, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions, as well as royalties from IP licenses. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in duration up to ten years and may define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Amlogic, Broadcom, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, Nuvoton, NVIDIA, Phison, Qualcomm, Samsung, Silicon Motion, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, and Winbond have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Additionally, from time to time, we enter into agreements to sell certain patent assets under agreements which may also include subsequent profit-sharing. The sale of these patents, as well as the subsequent profit-sharing, are included as part of our royalties revenue. Revenue from royalties accounted for 40% and 42% of our consolidated revenue for the three and six months ended June 30, 2025, respectively, as compared to 43% and 41% for the three and six months ended June 30, 2024, respectively.

Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other revenue include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 13% and 11% of our consolidated revenue for the three and six months ended June 30, 2025, respectively, as compared to 14% and 16% of our consolidated revenue for the three and six months ended June 30, 2024, respectively.

Costs and Expenses

Cost of product revenue mainly includes costs attributable to the sale of memory products. Cost of product revenue increased approximately $9.6 million and $20.2 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to higher sales volumes of our memory interface chips.

Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue decreased $0.4 million for both the three and six months ended June 30, 2025 as compared to the same periods in 2024. The decreases in both periods were primarily due to lower engineering services associated with the contracts.

Total research and development expenses for the three months ended June 30, 2025 increased approximately $5.8 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $5.3 million and stock-based compensation expenses of $1.2 million, both driven primarily by headcount growth, offset by a decrease in prototyping costs of

$1.5 million. Total research and development expenses for the six months ended June 30, 2025 increased approximately $11.1 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $9.9 million and stock-based compensation expenses of $2.2 million, both driven primarily by headcount growth, and an increase in depreciation expense of $0.6 million, offset by a decrease in prototyping costs of $2.7 million.

Total sales, general and administrative expenses for the three months ended June 30, 2025 increased approximately $3.7 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $2.0 million and stock-based compensation expenses of $1.3 million, both driven primarily by headcount growth. Total sales, general and administrative expenses for the six months ended June 30, 2025 increased approximately $6.0 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $3.2 million and stock-based compensation expenses of $2.1 million, both driven primarily by headcount growth, as well as an increase in depreciation expense of $0.7 million.

Intellectual Property

As of June 30, 2025, our semiconductor, security and other technologies are covered by 2,241 U.S. and foreign patents. Additionally, we have 506 patent applications pending in various countries. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.

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

We have a high degree of revenue concentration. Our top five customers represented approximately 68% and 69% of our consolidated revenue for the three and six months ended June 30, 2025, as compared to 64% and 63% for the three and six months ended June 30, 2024, respectively. The level of concentration and particular customers which account for this concentration have varied in the past and may vary in the future as a result of demand for our semiconductor products, timing of new contracts, expiration of existing contracts, as well as timing of contract expirations and renewals, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.

Our revenue from companies headquartered outside of the United States accounted for approximately 80% and 82% of our consolidated revenue for the three and six months ended June 30, 2025, as compared to 58% and 57% for the three and six months ended June 30, 2024. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is predominantly denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our Unaudited Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product revenue	47.2%	42.9%	46.5%	42.8%
Royalties	39.9%	42.7%	42.1%	41.5%
Contract and other revenue	12.9%	14.4%	11.4%	15.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	18.8%	17.2%	18.6%	17.2%
Cost of contract and other revenue	0.4%	0.8%	0.3%	0.6%
Amortization of acquired intangible assets	1.0%	2.3%	1.1%	2.4%
Total cost of revenue	20.2%	20.3%	20.0%	20.2%
Gross profit	79.8%	79.7%	80.0%	79.8%
Operating expenses:
Research and development	26.9%	30.7%	26.2%	31.2%
Sales, general and administrative	16.3%	18.5%	16.6%	20.1%
Amortization of acquired intangible assets	—%	0.1%	—%	0.1%
Impairment of assets	—%	0.8%	—%	0.4%
Change in fair value of earn-out liability	—%	(0.9)%	—%	(0.2)%
Total operating expenses	43.2%	49.2%	42.8%	51.6%
Operating income	36.6%	30.5%	37.2%	28.2%
Interest income and other income (expense), net	3.0%	3.3%	3.0%	3.6%
Interest expense	(0.2)%	(0.3)%	(0.2)%	(0.3)%
Interest and other income (expense), net	2.8%	3.0%	2.8%	3.3%
Income before income taxes	39.4%	33.5%	40.0%	31.5%
Provision for income taxes	5.8%	6.3%	5.1%	3.9%
Net income	33.6%	27.2%	34.9%	27.6%

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Total revenue:
Product revenue	$81.3	$56.7	43.4%	$157.6	$107.1	47.2%
Royalties	68.6	56.4	21.6%	142.6	103.9	37.2%
Contract and other revenue	22.3	19.0	17.4%	38.7	39.0	(0.8)%
Total revenue	$172.2	$132.1	30.4%	$338.9	$250.0	35.6%

Product Revenue

Product revenue consists primarily of revenue from the sale of memory products. Product revenue increased approximately $24.6 million and $50.5 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to higher sales of our memory interface chips.

Growth in our product revenue is dependent on, among other things, our ability to continue to obtain orders from customers, meet our customers’ demand and mitigate any supply chain and economic disruption.

Royalties

Royalties revenue, which includes patent and technology license royalties, increased approximately $12.2 million and $38.7 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to the timing and structure of license agreements and renewals.

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

Contract and Other Revenue

Contract and other revenue consists of revenue from technology development projects. Contract and other revenue increased approximately $3.3 million for the three months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily due to higher revenue associated with our Silicon IP offerings. Contract and other revenue remained flat for the six months ended June 30, 2025 as compared to the same period in 2024.

We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.

Cost of Product Revenue

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Cost of product revenue	$32.4	$22.8	42.1%	$63.0	$42.8	47.2%

Cost of product revenue mainly includes costs attributable to the sale of memory products. Cost of product revenue increased approximately $9.6 million and $20.2 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to higher sales volumes of our memory interface chips.

In the near term, we expect costs of product revenue to fluctuate due to changes in product mix and the timing of orders.

Cost of Contract and Other Revenue

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Cost of contract and other revenue	$0.6	$1.0	(40.0)%	$1.2	$1.6	(25.0)%

Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue decreased $0.4 million for both the three and six months ended June 30, 2025 as compared to the same periods in 2024. The decreases in both periods were primarily due to lower engineering services associated with the contracts.

In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.

Research and Development Expenses

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Research and development expenses:
Research and development expenses, excluding stock-based compensation	$40.9	$36.3	12.7%	$79.1	$70.2	12.7%
Stock-based compensation	5.4	4.2	28.6%	9.9	7.7	28.6%
Total research and development expenses	$46.3	$40.5	14.3%	$89.0	$77.9	14.2%

Research and development expenses are those expenses incurred for the development of applicable technologies.

Total research and development expenses for the three months ended June 30, 2025 increased approximately $5.8 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $5.3 million and stock-based compensation expenses of $1.2 million, both driven primarily by headcount growth, offset by a decrease in prototyping costs of $1.5 million.

Total research and development expenses for the six months ended June 30, 2025 increased approximately $11.1 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $9.9 million and stock-based compensation expenses of $2.2 million, both driven primarily by headcount growth, and an increase in depreciation expense of $0.6 million, offset by a decrease in prototyping costs of $2.7 million.

We will continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.

Sales, General and Administrative Expenses

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses, excluding stock-based compensation	$19.5	$17.1	14.0%	$40.9	$37.0	10.5%
Stock-based compensation	8.6	7.3	17.8%	15.3	13.2	15.9%
Total sales, general and administrative expenses	$28.1	$24.4	15.2%	$56.2	$50.2	12.0%

Sales, general and administrative expenses include expenses and costs associated with trade shows, public relations, advertising, litigation, general legal, insurance and other sales, marketing and administrative efforts. Consistent with our business model, our licensing, sales, and marketing activities aim to develop or strengthen relationships with potential new and current customers. In addition, we work with current customers through marketing, sales and technical efforts to drive adoption of their products that use our innovations and solutions, by their customers. Due to the long business development cycles we face and the semi-fixed nature of sales, general and administrative expenses in a given period, these expenses generally do not correlate to the level of revenue in that period or in comparable recent or future periods.

Total sales, general and administrative expenses for the three months ended June 30, 2025 increased approximately $3.7 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $2.0 million and stock-based compensation expenses of $1.3 million, both driven primarily by headcount growth.

Total sales, general and administrative expenses for the six months ended June 30, 2025 increased approximately $6.0 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $3.2 million and stock-based compensation expenses of $2.1 million, both driven primarily by headcount growth, as well as an increase in depreciation expense of $0.7 million.

In the future, sales, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, acquisition, and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period.

Amortization of Acquired Intangible Assets

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$1.7	$3.1	(45.2)%	$3.4	$6.2	(45.2)%
Amortization of acquired intangible assets included in total operating expenses	—	0.1	(100.0)%	—	0.3	(100.0)%
Total amortization of acquired intangible assets	$1.7	$3.2	(46.9)%	$3.4	$6.5	(47.7)%

Amortization expense is related to various acquired IP.

Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the three and six months ended June 30, 2025 decreased by approximately $1.5 million and $3.1 million, respectively, as compared to the same period in 2024. The decreases in both periods were due to intangible assets which became fully amortized.

Impairment of Assets

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Impairment of assets	$—	$1.1	(100.0)%	$—	$1.1	(100.0)%

During the three and six months ended June 30, 2024, we recorded a charge of approximately $1.1 million in our Unaudited Condensed Consolidated Statements of Income of this Form 10-Q, related to the write-off of certain fixed assets no longer in use and for which we determined they had no alternate economic use.

Change in Fair Value of Earn-Out Liability

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Change in fair value of earn-out liability	$—	$(1.2)	(100.0)%	$—	$(0.5)	(100.0)%

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

During the three and six months ended June 30, 2024, we remeasured the fair value of the earn-out liability, which resulted in reductions of $1.2 million and $0.5 million, respectively, in our Unaudited Condensed Consolidated Statements of Income of this Form 10-Q. The final earn-out was achieved in the third quarter of 2024 and fully paid during the fourth quarter of 2024.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Interest income and other income (expense), net	$5.2	$4.4	18.2%	$10.1	$9.0	12.2%
Interest expense	(0.4)	(0.4)	—	(0.8)	(0.7)	14.3%
Interest and other income (expense), net	$4.8	$4.0	20.0%	$9.3	$8.3	12.0%

Interest income and other income (expense), net, includes interest income from our investment portfolio and from the significant financing component of licensing agreements, as well as any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies. For the three and six months ended June 30, 2025, interest income and other income (expense), net, consisted primarily of interest income of $5.7 million and $10.6 million, respectively, generated from our investment portfolio. Interest income increased during the three and six months ended June 30, 2025 as compared to the same periods in 2024 due to an increase in our investment portfolio, partially offset by a slight decline in interest rates.

Interest expense consists primarily of interest expense associated with long-term software licenses. Interest expense remained flat for the three and six months ended June 30, 2025 as compared to the same periods in 2024.

Provision for Income Taxes

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Provision for income taxes	$9.9	$8.3	19.3%	$17.2	$9.7	77.3%
Effective tax rate	14.6%	18.7%		12.7%	12.4%

Our provision for income taxes for the three and six months ended June 30, 2025 was primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2025, offset by tax benefits from excess stock-based compensation deductions. Our provision for income taxes for the three and six months ended June 30, 2025 reflected effective tax rates of 14.6% and 12.7%, respectively. Our provision for income taxes for the three and six months ended June 30, 2024 was primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2024, offset by tax benefits from excess stock-based compensation deductions. Our provision for income taxes for the three and six months ended June 30, 2024 reflected effective tax rates of 18.7% and 12.4%, respectively. For both 2025 and 2024, our effective tax rates differed from the U.S. statutory rate primarily due to tax benefits from excess stock-based compensation deductions.

During the three months ended June 30, 2025 and 2024, we paid foreign withholding taxes of $5.4 million and $5.3 million, respectively. During the six months ended June 30, 2025 and 2024, we paid foreign withholding taxes of $11.0 million and $10.3 million, respectively.

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

On July 4, 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, we expect an increase to tax expense during the third and fourth quarters of 2025, primarily related to changes in the taxation of profits derived from foreign operations, and more specifically, the foreign-derived intangible income deduction. We continue to evaluate the impact the new legislation will have on our consolidated financial statements. As the assessment is ongoing, we are not able to quantify the specific impact on our consolidated financial statements at this time.

Liquidity and Capital Resources

	As of
(In millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$87.7	$99.8
Marketable securities	507.1	382.0
Total cash, cash equivalents and marketable securities	$594.8	$481.8

	Six Months Ended June 30,
(In millions)	2025	2024
Net cash provided by operating activities	$171.8	$109.5
Net cash provided by (used in) investing activities	$(139.6)	$30.8
Net cash used in financing activities	$(44.8)	$(110.1)

Liquidity

We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents are in the United States. Our cash needs for the six months ended June 30, 2025, were funded primarily from cash collected from our customers.

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

To provide us with more flexibility in returning capital to our stockholders, on October 29, 2020, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the six months ended June 30, 2025, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed in the “Share Repurchase Program” section below.

Operating Activities

Cash provided by operating activities of $171.8 million for the six months ended June 30, 2025, was primarily attributable to the cash generated from product sales, customer licensing and engineering services fees. Changes in operating assets and liabilities for the six months ended June 30, 2025 primarily included decreases in accounts receivable and inventories, and an increase in income taxes payable, offset by an increase in income taxes receivable, and decreases in accounts payable, accrued salaries and benefits and other current liabilities.

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

Investing Activities

Cash used in investing activities of $139.6 million for the six months ended June 30, 2025, consisted of purchases of available-for-sale marketable securities of $303.8 million and $14.4 million paid to acquire property and equipment, offset by proceeds from the maturities of available-for-sale marketable securities of $178.6 million.

Cash provided by investing activities of $30.8 million for the six months ended June 30, 2024, consisted of proceeds from the maturities and sales of available-for-sale marketable securities of $160.8 million and $85.7 million, respectively, and net proceeds from the sale of a non-marketable equity security of $22.8 million, offset by purchases of available-for-sale marketable securities of $224.2 million, and $14.3 million paid to acquire property and equipment.

Financing Activities

Cash used in financing activities of $44.8 million for the six months ended June 30, 2025, was primarily due to $35.0 million in payments of taxes on restricted stock units, $7.7 million paid under installment payment arrangements to acquire fixed assets and an aggregate payment of $5.8 million as part of our share repurchases in 2025, offset by $3.7 million in proceeds from the issuance of common stock under equity incentive plans.

Cash used in financing activities of $110.1 million for the six months ended June 30, 2024, was primarily due to an aggregate payment of $63.3 million as part of our share repurchases (includes $0.2 million in fees related to an ASR program), $38.6 million in payments of taxes on restricted stock units, $9.0 million paid under installment payment arrangements to acquire fixed assets, offset by $3.4 million in proceeds from the issuance of common stock under equity incentive plans.

Contractual Obligations

As of June 30, 2025, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2025	2026	2027	2028
Contractual obligations (1) (2)
Software licenses (3)	$37,981	$7,032	$13,605	$12,997	$4,347
Other contractual obligations	203	65	138	—	—
Total	$38,184	$7,097	$13,743	$12,997	$4,347

(1)
The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $143.8 million, including $23.6 million recorded as a reduction of long-term deferred tax assets and $120.2 million in long-term income taxes payable as of June 30, 2025. As noted in Note 13, “Income Taxes,” of Notes to Unaudited

Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the timing of the outcome at this time.
(2)
For our lease commitments as of June 30, 2025, refer to Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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

During the six months ended June 30, 2025, we entered into share repurchase plans (the “Buying Plans”) with Mizuho Securities USA, LLC (“Mizuho”), pursuant to which Mizuho will repurchase shares of our common stock during the periods from February 6, 2025 through March 31, 2025 and from May 1, 2025 through September 30, 2025, respectively, with provisions to terminate sooner. The Buying Plans were part of the 2020 Repurchase Program. The execution of share repurchases was dependent on our stock price reaching certain levels. During the six months ended June 30, 2025, we repurchased 0.1 million shares for approximately $5.8 million as part of the Buying Plans, which were retired and recorded as a reduction to stockholders’ equity.

During the six months ended June 30, 2024, we repurchased approximately 1.0 million shares for approximately $63.4 million under the 2020 Repurchase Program, which were retired and recorded as a reduction to stockholders’ equity.

As of June 30, 2025, there remained an outstanding authorization to repurchase approximately 5.6 million shares of our outstanding common stock under the 2020 Repurchase Program.

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

Our policy specifically prohibits trading securities for the sole purpose of realizing trading profits, however, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss. Similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of June 30, 2025, we had an investment portfolio of fixed income marketable securities of $535.8 million, including cash equivalents and time deposits. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of June 30, 2025, the fair value of the portfolio would decline by approximately $2.9 million. Actual results may differ materially from this sensitivity analysis.

We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk, other than as noted in the paragraph below. Our overseas operations consist primarily of international business operations in France, the Netherlands and the United Kingdom, design centers in Bulgaria, Canada, India, and Finland and small business development offices in China, South Korea and Taiwan. We monitor our foreign currency exposure; however, as of June 30, 2025, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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

•
We have traditionally operated in, and may enter other, industries that are highly cyclical and competitive.
•
Much of our revenue is concentrated in a few customers, and if we lose any of these customers through contract terminations, acquisitions or other means, our revenue may decrease substantially.
•
Products that fail to meet their specifications or are defective could impose significant costs on us or result in loss of business.
•
We may not be successful with new product introductions and/or expanding into new markets.
•
If we do not keep pace with technological innovations or customers’ increasing technological requirements, we may not be able to enhance our existing products, our products may not be competitive, and our revenue and operating results may suffer.
•
If our customers do not incorporate our technologies into their products, or if our customers’ products are not commercially successful, our business would suffer.
•
We purchase inventory in advance based on expected demand for our products, and if demand is not as expected, we may have insufficient or excess inventory, which could adversely impact our financial condition.
•
Our business is dependent on distributors to service our end customers.
•
A meaningful portion of our future revenue depends on sustaining or growing our licensing revenue and the failure to achieve such revenue would lead to a material decline in our results of operations.
•
Our licensing cycle is lengthy and costly, and our marketing and licensing efforts may be unsuccessful.
•
Some of our license agreements may convert from royalty generating to fully paid-up licenses at the expiration of their terms, or upon certain milestones, and we may not receive royalties after that time.
•
Future revenue is difficult to predict for several reasons, and our failure to predict revenue or revenue trends accurately may result in our stock price declining.
•
We may fail to meet our publicly announced guidance or other expectations about our business, which would likely cause our stock price to decline.
•
A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.

•
Weak global economic conditions, including as a result of tariffs or trade restrictions and relationships, may adversely affect demand for the products and services of our customers and could otherwise harm our business.
•
Our operations are subject to the effects of inflation.
•
We rely on third parties for a variety of services, including manufacturing, and these third parties’ failure to perform these services adequately or change our allocation of their services/capacity due to industry or other pressures could materially and adversely affect our business.
•
Our business and operations could suffer in the event of physical and cybersecurity breaches and incidents.
•
We have in the past made and may in the future make acquisitions or enter into mergers, strategic investments, sales of assets, divestitures or other arrangements that may not produce expected operational benefits or operating and financial results.
•
If we are unable to attract and retain qualified personnel globally, our business and operations could suffer.
•
Our operations are subject to risks of natural disasters, acts of war, terrorism, widespread illness, security breaches or incidents at our domestic and international locations, any one of which could result in a business stoppage and negatively affect our operating results.
•
In the future, we may fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
•
Unanticipated changes in our tax rates or in the tax laws, treaties and regulations could expose us to additional income tax liabilities, which could affect our operating results and financial condition.
•
We are subject to various government restrictions and regulations, including on the sale of products and services that use encryption and other technology, those related to privacy, other consumer protection matters, other import/export controls and national security matters.
•
Litigation and government proceedings could affect our business in materially negative ways.
•
If we are unable to protect our inventions successfully through the issuance and enforcement of patents, our operating results could be adversely affected.
•
Third parties may claim that our products or services infringe on their intellectual property (“IP”) rights, exposing us to litigation that, regardless of merit, may be costly to defend.
•
Warranty, service level agreement and product liability claims brought against us could cause us to incur significant costs and adversely affect our operating results, as well as our reputation and relationships with customers.
•
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

We face competition from semiconductor and digital electronics products and systems companies, and other semiconductor IP companies that provide security and interface IP that are available to the market. We believe some of the competition for our technologies may come from our prospective customers, some of which are internally evaluating and developing products based on technologies that they contend or may contend will not require a license from us. Many of these companies are larger and may have better access to financial, technical and other resources than we possess and may be able to develop and advance competitive products more effectively, including through the use of AI.

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

We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 69% and 63% of our consolidated revenue for the six months ended June 30, 2025 and 2024, respectively. Additionally, our top five customers for each reporting period represented approximately 62% of our consolidated revenue for both the years ended December 31, 2024 and 2023. We expect to continue to experience significant revenue concentration for the foreseeable future. Our customers’ demand for our products may fluctuate due to factors beyond our control. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. A disruption in our relationship with any of our customers could adversely affect our business. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold or the demand for our products. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers or any significant reduction in orders from, or a shift in product mix by customers, could have a material adverse effect on our operating results and financial condition.

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

Products that do not meet their specifications or that contain, or are perceived by our customers to contain, defects could impose significant costs on us or otherwise materially adversely affect our operating results and financial condition. From time to time, we experience problems with nonconforming, defective, or incompatible products after we have shipped such products. In recent periods, we have further expanded our product offerings, which could potentially increase the chance that one or more of our products could fail to meet specifications in a particular application. Our products and technologies may be deemed fully or partially responsible for functionality in our customers’ products and may result in sharing or shifting of product or financial liability from our customers to us for costs incurred by the end user as a result of our customers’ products failing to perform as specified. In addition, if our products and technologies perform critical functions in our customers’ products or are used in high-risk consumer end products, such as automotive products, our potential liability may increase. We could be adversely affected in several ways, including the following:

•
we may be required or agree to compensate customers for costs incurred or damages caused by defective or incompatible products and to replace products;
•
we could incur a decrease in revenue or adjustment to pricing commensurate with the reimbursement of such costs or alleged damages;
•
we may encounter adverse publicity, which could cause a decrease in sales of our products or harm our reputation or relationships with existing or potential customers; and
•
our customers may reduce or cancel their orders with us or exclude us from further consideration as a supplier.

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

Our business model continues to transform towards greater reliance on product revenue. We could experience a slowdown in our customers’ demand for our products in the near term; however, we anticipate our memory interface chips will contribute to continued long-term growth. If sales of our memory interface chips do not grow as anticipated, then our business could suffer as a result. Our business could be harmed if we are unable to develop and utilize new technologies that address the needs of our customers, or our competitors or customers develop and utilize new technologies, including AI, more effectively or more quickly than we can. A transition by our customers to different business models could also result in reduced revenue. We cannot guarantee that we will be successful in keeping pace with all, or any, of the customer trends. Any investments made to enhance or develop new technologies that are not successful could have an adverse effect on our operating results and financial condition.

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

We utilize distributors to sell our memory interface chips to certain customers. We do not have long-term purchase commitments from our distributors. If a key distributor were to experience financial difficulties, including bankruptcy, this could materially impact our financial results due to potential losses from uncollectible receivables. Additionally, any oversupply of inventory at our distributors, whether due to an industry or economic downturn or other causes, could result in reduced sales in a given period, increased order push-outs, increased inventory returns and cause us to carry higher levels of inventory. This could result in us incurring charges for obsolete or excess inventory, or we may not fully recover our costs, which would reduce our gross margin. Violations of the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), export controls and sanction laws, or similar laws, by our distributors could also have a material adverse impact on our business.

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

For the six months ended June 30, 2025 and 2024, revenue from our international customers constituted approximately 82% and 57%, respectively, of our total consolidated revenue. Additionally, for the years ended December 31, 2024 and 2023, revenue from our international customers constituted approximately 64% and 62%, respectively, of our total consolidated revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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
•
compliance with and international laws involving international operations, including the FCPA, sanctions and anti-corruption laws, export and import laws and similar rules and regulations;
•
natural disasters, acts of war, terrorism, widespread global pandemics or illness, or security breaches or incidents;
•
export controls, tariffs, import and licensing restrictions, climate-change regulations and other trade barriers;
•
profits, if any, earned abroad being subject to local tax laws and not being repatriated to the United States or, if repatriation is possible, limited in amount;
•
adverse tax treatment of revenue from international sources and changes to tax laws and regulations, including being subject to foreign tax laws and being liable for paying withholding, income or other taxes in foreign jurisdictions;
•
longer payment cycles and greater difficulty in collecting accounts receivable;
•
unanticipated changes in foreign government laws and regulations, including imposition of bans on sales of goods or services to one or more of our significant foreign customers;
•
increased financial accounting and reporting burdens and complexities;
•
lack of protection of our IP and other contract rights by jurisdictions in which we may do business to the same extent as the laws of the United States;
•
potential vulnerability to computer system, internet or other systemic attacks, such as denial of service, viruses or other malware which may be caused by criminals, terrorists or other groups or sophisticated organizations;
•
social, political and economic instability;
•
geopolitical instability, including changes in diplomatic and trade relationships, in particular with China and Taiwan, and potentially in Europe, South Korea, Israel, Iran and the Middle East;
•
disruptions in global logistics, including air, waterway and other delivery methods; and

•
cultural differences in the conduct of business both with customers and in conducting business in our international facilities and international sales offices.

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

From time to time, there have been disruptions in our subcontractors’ operations as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components or equipment failures. Our subcontractors have manufacturing and other operations in locations subject to natural disasters and possible climate changes, such as severe and variable weather and geological events resulting in increased costs, or disruptions to our manufacturing operations or those of our suppliers or customers. In addition, climate change may pose physical risks to our manufacturing facilities or our suppliers’ facilities, including increased extreme weather events that could result in supply delays or disruptions. Other events, including political or public health crises, such as an outbreak of contagious diseases, may also affect our subcontractors’ production capabilities.

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

Attempts by others to gain unauthorized access to and disrupt our information technology systems and IP assets are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, may include (to Rambus, our customers, and/or our third-party service providers), covertly introducing malware to our computers and networks and impersonating authorized users, phishing attempts and other forms of social engineering, employee or contractor malfeasance, denial of service attacks and ransomware attacks, among others. We seek to detect and investigate all security incidents impacting our systems and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. We also utilize third-party service providers to host, transmit or otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications. Our customers also often have access to and host our confidential IP and business information on their own internal and directed third-party systems. We, our customers, and/or our third-party service providers have faced and may continue to face security threats and attacks from a variety of sources. Our data, corporate systems, third-party systems and security measures and those of our customers or the third parties that support us or our services may be subject to breaches or intrusions due to the actions of outside parties, employee error, malfeasance, a combination of these or otherwise, including social engineering and employee and contractor error or malfeasance, especially as certain of our employees engage in work from home arrangements, and, as a result, an unauthorized party may obtain access to our systems, networks or data, including IP and confidential business information of ourselves and our customers. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of our customers or of third parties that support us and our services. Geopolitical tensions, instability and conflicts may increase the cybersecurity risks that we, our customers, and the third parties that support us face. We and our service providers may face difficulties or delays in identifying or responding to any actual or perceived security breach or incident. The theft or other unauthorized acquisition of, unauthorized use, publication or other processing of or access to our IP and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. In the event of any security breach or incident, including any breach or incident that results in inappropriate access to, or loss, corruption, unavailability or unauthorized acquisition, disclosure or other processing of our or our customers’ confidential information or any personal information we or our third-party service providers maintain, including that of our employees, we could suffer a loss of IP or loss of data, may be subject to claims, liability and proceedings and may incur liability and otherwise suffer financial harm.

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

Our products and services are highly technical and complex, and among our various businesses our products and services are crucial to providing security and other critical functions for our customers’ operations. Our products and services have from time to time contained and may in the future contain undetected errors, bugs, defects or other security vulnerabilities. Some errors in our products and services may only be discovered after a product or service has been deployed and used by customers and may in some cases only be detected under certain circumstances or after extended use. In addition, because the techniques used by hackers to access or sabotage our products and services and other technologies change and evolve frequently and generally are not recognized until launched against a target, we may be unable to anticipate, detect or prevent these techniques and may not address them in our data security technologies. Any errors, bugs, defects or security vulnerabilities discovered in our solutions after commercial release could adversely affect our revenue, our customer relationships and the market’s perception of our products and services. These risks may be increased through the use of AI by third-party threats or if we or our partners use AI that has errors, bugs, defects, security vulnerabilities or creates privacy concerns. We may not be able to correct any errors, bugs, defects, security flaws or vulnerabilities promptly or at all. Any breaches, defects, errors or vulnerabilities in our products and services could result in:

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

Additional risks related to our acquisitions or strategic investments include, but are not limited to:

•
difficulty in combining the technology, products or operations of the acquired business with our business;
•
difficulty in integrating and retaining the acquired workforce, including key employees;
•
diversion of capital and other resources, including management’s attention;
•
assumption of liabilities and incurring amortization expenses, impairment charges to goodwill or write-downs of acquired assets;
•
integrating financial forecasting and controls, procedures and reporting cycles;
•
coordinating and integrating operations in countries in which we have not previously operated;
•
acquiring business challenges and risks, including, but not limited to, disputes with management and integrating international operations and joint ventures;
•
difficulty in realizing a satisfactory return, if any return at all;
•
difficulty in obtaining or inability to obtain governmental and regulatory consents and approvals, other approvals or financing;
•
the potential impact of complying with governmental or other regulatory restrictions placed on an acquisition;
•
the potential impact on our stock price and financial results if we are unable to obtain regulatory approval for an acquisition, are required to pay reverse breakup fees or are otherwise unable to close an acquisition;
•
failure and costs associated with the failure to consummate a proposed acquisition or other strategic investment;
•
legal proceedings initiated as a result of an acquisition or investment;
•
the potential for our acquisitions to result in dilutive issuances of our equity securities;
•
the potential variability of the amount and form of any performance-based consideration;
•
uncertainties and time needed to realize the benefits of an acquisition or strategic investment, if at all;
•
negative changes in general economic conditions in the regions or the industries in which we or our acquired business operate;
•
the need to determine an alternative strategy if an acquisition or strategic investment does not meet our expectations;
•
potential failure of our due diligence processes to identify significant issues with the acquired assets or company; and
•
impairment of relationships with, or loss of our acquired business’ employees, vendors and customers, as a result of our acquisition or investment.

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

We rely on our information systems and those of third parties for fulfilling licensing and contractual obligations, processing customer orders, delivering products, providing services and support to our customers, billing and tracking our customer orders, performing accounting operations and otherwise running our business. If our systems fail, our disaster and data recovery planning and capacity may prove insufficient to enable timely recovery of important functions and business records. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. Additionally, our information systems may not support new business models and initiatives, including with respect to AI, and significant investments could be required in order to upgrade them. Delays in adapting our information systems to address new business models and accounting standards could limit the success or result in the failure of such initiatives and impair the effectiveness of our internal controls. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our operating results could be negatively impacted.

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

The Organization for Economic Cooperation and Development has proposed imposing a 15% global minimum tax under the Pillar Two Model Rules (“Pillar Two”), and this proposal has been adopted or is being considered by a number of countries. Additionally, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. In addition, many jurisdictions, including the United States, are actively considering changes to existing tax laws or have proposed or enacted new laws, such as the recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”), that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. We are currently evaluating the full impact of the OBBB Act on us. Any of these developments or changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

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
•
our issued patents will protect our IP and not be challenged by third parties;
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

•
others will not independently develop similar or competing chip interfaces or design around any patents that may be issued to us; or
•
factors such as difficulty in obtaining cooperation from inventors, pre-existing challenges or litigation or license or other contract issues will not present additional challenges in securing protection with respect to patents and other IP that we acquire.

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

Our common stock is listed on The Nasdaq Global Select Market under the symbol “RMBS.” The trading price of our common stock has at times experienced price volatility and may continue to fluctuate significantly in response to various factors, some of which are beyond our control. Some of these factors include:

•
any progress, or lack of progress, real or perceived, in the development or sale of products that incorporate our innovations and technology companies’ acceptance of our products, including the results of our efforts to expand into new target markets;
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
•
changes in macroeconomic conditions, increased risk of recession and geopolitical issues, including changes in diplomatic and trade relationships, in particular with China and Taiwan, and potentially in Europe, South Korea, Israel, Iran and the Middle East;

•
positive or negative reports by securities analysts as to our expected financial results and business developments;
•
developments with respect to patents or proprietary rights and other events or factors;
•
new litigation and the unpredictability of litigation results or settlements;
•
repurchases of our common stock on the open market;
•
issuance of additional securities by us, including in acquisitions, or large cash payments, including in acquisitions; and
•
changes in accounting pronouncements.

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
•
certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws, such as notice to stockholders, the ability to call a stockholder meeting, advance notice requirements and action of stockholders by written consent may only be amended with the approval of stockholders holding 66 2/3% of our outstanding voting stock;

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for the following (except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction):

•
any derivative action or proceeding brought on behalf of us;
•
any action asserting a claim of breach of a fiduciary duty;
•
any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended from time to time); and
•
any action asserting a claim against us that is governed by the internal affairs doctrine.

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

During the three months ended June 30, 2025, we entered into a share repurchase plan (the “Buying Plan”) with Mizuho Securities USA, LLC (“Mizuho”), pursuant to which Mizuho will repurchase shares of our common stock during the period from May 1, 2025 to September 30, 2025. After giving effect to the Buying Plan, detailed in the table below, there remained an outstanding authorization to repurchase approximately 5.6 million shares of our outstanding common stock under the 2020 Repurchase Program.

The following table provides information relating to repurchases of our common stock for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Cumulative shares repurchased as of March 31, 2025	14,370,504	$32.39	14,370,504	5,629,496
May 1, 2025 - May 31, 2025	37,090	$52.62	37,090	5,592,406
June 1, 2025 - June 30, 2025	29,443	$57.79	29,443	5,562,963
Cumulative shares repurchased as of June 30, 2025	14,437,037		14,437,037

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the second quarter of 2025, the below director and officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Name	Title	Adopted or Terminated	Adoption Date	Expiration Date	Total Number of Shares of Common Stock Sold or to be Sold
Meera Rao	Director	Adopted	May 30, 2025	September 1, 2026	3,653
Desmond M. Lynch	Senior Vice President, Finance and Chief Financial Officer	Adopted	June 13, 2025	December 13, 2025	18,148

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

32.1†	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RAMBUS INC.

Date:	July 29, 2025	By:	/s/ Desmond Lynch
Desmond Lynch
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)