Form 10-Q
period 2025-09-30
RAMBUS INC
filed 2025-10-28
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 107,650,133 as of September 30, 2025.

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
•
Pricing policies of our customers;
•
Changes in our strategy and business model, including the expansion of our portfolio of products, software, services, inventions and solutions to address additional markets in memory, chip and security;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and par value)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$79,200	$99,775
Marketable securities	594,103	382,023
Accounts receivable	105,377	122,813
Unbilled receivables	25,882	25,070
Inventories	44,606	44,634
Prepaids and other current assets	19,563	15,942
Total current assets	868,731	690,257
Intangible assets, net	11,891	17,059
Goodwill	286,812	286,812
Property and equipment, net	100,424	75,509
Operating lease right-of-use assets	18,215	21,454
Deferred tax assets	112,643	136,466
Income taxes receivable	2,946	109,947
Other assets	4,710	5,632
Total assets	$1,406,372	$1,343,136
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,776	$18,522
Accrued salaries and benefits	16,372	19,193
Deferred revenue	23,809	19,903
EDA tools software licenses liability	11,883	8,438
Operating lease liabilities	6,135	5,617
Other current liabilities	3,855	10,139
Total current liabilities	74,830	81,812
Long-term operating lease liabilities	20,301	24,534
Long-term income taxes payable	1,329	109,383
Long-term EDA tools software licenses liability	17,522	1,588
Other long-term liabilities	3,892	5,127
Total liabilities	117,874	222,444
Commitments and contingencies (Notes 9, 10 and 14)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; issued and outstanding: no shares as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; issued and outstanding: 107,650,133 shares as of September 30, 2025 and 106,843,112 shares as of December 31, 2024	108	107
Additional paid-in capital	1,275,619	1,275,505
Retained earnings (accumulated deficit)	12,955	(153,660)
Accumulated other comprehensive loss	(184)	(1,260)
Total stockholders’ equity	1,288,498	1,120,692
Total liabilities and stockholders’ equity	$1,406,372	$1,343,136

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenue:
Product revenue	$93,342	$66,394	$250,976	$173,446
Royalties	65,120	64,105	207,702	167,961
Contract and other revenue	20,051	15,014	58,708	54,115
Total revenue	178,513	145,513	517,386	395,522
Cost of revenue:
Cost of product revenue	34,337	24,554	97,338	67,381
Cost of contract and other revenue	531	752	1,708	2,307
Amortization of acquired intangible assets	1,724	2,796	5,158	8,904
Total cost of revenue	36,592	28,102	104,204	78,592
Gross profit	141,921	117,411	413,182	316,930
Operating expenses:
Research and development	49,511	41,299	138,462	119,183
Sales, general and administrative	29,155	25,867	85,328	76,096
Amortization of acquired intangible assets	—	94	—	476
Impairment of assets	—	—	—	1,071
Change in fair value of earn-out liability	—	(4,544)	—	(5,044)
Total operating expenses	78,666	62,716	223,790	191,782
Operating income	63,255	54,695	189,392	125,148
Interest income and other income (expense), net	6,327	4,667	16,411	13,654
Interest expense	(294)	(327)	(1,053)	(1,064)
Interest and other income (expense), net	6,033	4,340	15,358	12,590
Income before income taxes	69,288	59,035	204,750	137,738
Provision for income taxes	20,911	10,370	38,135	20,119
Net income	$48,377	$48,665	$166,615	$117,619
Net income per share:
Basic	$0.45	$0.45	$1.55	$1.09
Diluted	$0.44	$0.45	$1.53	$1.08
Weighted-average shares used in per share calculation:
Basic	107,622	107,235	107,483	107,681
Diluted	109,304	108,474	108,962	109,318

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net income	$48,377	$48,665	$166,615	$117,619
Other comprehensive income (loss):
Foreign currency translation adjustment	135	97	660	(51)
Unrealized gain on marketable securities, net of tax	443	1,426	416	877
Total comprehensive income	$48,955	$50,188	$167,691	$118,445

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Deficit)	Gain (Loss)	Total
Balances as of June 30, 2025	107,594	$108	$1,264,056	$(35,422)	$(762)	$1,227,980
Net income	—	—	—	48,377	—	48,377
Foreign currency translation adjustment	—	—	—	—	135	135
Unrealized gain on marketable securities, net of tax	—	—	—	—	443	443
Common stock issued under employee stock plans, net of withholding taxes	56	—	(2,643)	—	—	(2,643)
Stock-based compensation	—	—	14,206	—	—	14,206
Balances as of September 30, 2025	107,650	$108	$1,275,619	$12,955	$(184)	$1,288,498

	For the Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balances as of June 30, 2024	107,680	$108	$1,295,277	$(264,527)	$(1,966)	$1,028,892
Net income	—	—	—	48,665	—	48,665
Foreign currency translation adjustment	—	—	—	—	97	97
Unrealized gain on marketable securities, net of tax	—	—	—	—	1,426	1,426
Common stock issued under employee stock plans, net of withholding taxes	68	—	(1,623)	—	—	(1,623)
Repurchase and retirement of common stock under repurchase program	(1,173)	(1)	(50,469)	—	—	(50,470)
Stock-based compensation	—	—	11,998	—	—	11,998
Balances as of September 30, 2024	106,575	$107	$1,255,183	$(215,862)	$(443)	$1,038,985

	For the Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Deficit)	Gain (Loss)	Total
Balances as of December 31, 2024	106,843	$107	$1,275,505	$(153,660)	$(1,260)	$1,120,692
Net income	—	—	—	166,615	—	166,615
Foreign currency translation adjustment	—	—	—	—	660	660
Unrealized gain on marketable securities, net of tax	—	—	—	—	416	416
Common stock issued under employee stock plans, net of withholding taxes	913	1	(33,898)	—	—	(33,897)
Repurchase and retirement of common stock under repurchase program	(106)	—	(5,810)	—	—	(5,810)
Stock-based compensation	—	—	39,822	—	—	39,822
Balances as of September 30, 2025	107,650	$108	$1,275,619	$12,955	$(184)	$1,288,498

	For the Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balances as of December 31, 2023	107,854	$108	$1,324,796	$(285,534)	$(1,269)	$1,038,101
Net income	—	—	—	117,619	—	117,619
Foreign currency translation adjustment	—	—	—	—	(51)	(51)
Unrealized gain on marketable securities, net of tax	—	—	—	—	877	877
Common stock issued under employee stock plans, net of withholding taxes	932	1	(36,866)	—	—	(36,865)
Repurchase and retirement of common stock under repurchase program	(2,211)	(2)	(65,892)	(47,947)	—	(113,841)
Stock-based compensation	—	—	33,145	—	—	33,145
Balances as of September 30, 2024	106,575	$107	$1,255,183	$(215,862)	$(443)	$1,038,985

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$166,615	$117,619
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	39,822	33,145
Depreciation	25,654	23,000
Amortization of intangible assets	5,158	9,380
Deferred income taxes	22,888	(2,217)
Impairment of assets	—	1,071
Change in fair value of earn-out liability	—	(5,044)
Other	1	19
Change in operating assets and liabilities:
Accounts receivable	17,466	(4,279)
Unbilled receivables	66	20,938
Prepaids and other current assets	(3,595)	(1,694)
Inventories	28	(12,751)
Income taxes receivable (1)	(11,944)	(15,502)
Accounts payable	(5,153)	2,295
Accrued salaries and benefits and other liabilities	(6,502)	(9,666)
Income taxes payable (1)	10,213	17,890
Deferred revenue	3,583	1,259
Operating lease liabilities	(4,098)	(3,848)
Net cash provided by operating activities	260,202	171,615
Cash flows from investing activities:
Purchases of property and equipment	(20,325)	(24,208)
Purchases of marketable securities	(498,171)	(278,158)
Maturities of marketable securities	287,055	206,861
Proceeds from sales of marketable securities	—	85,722
Proceeds from sale of non-marketable equity security	—	22,796
Net cash provided by (used in) investing activities	(231,441)	13,013
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	3,743	3,447
Payments of taxes on restricted stock units	(37,640)	(40,312)
Payments under installment payment arrangements	(10,163)	(12,699)
Payment of deferred purchase consideration from acquisition	—	(2,450)
Repurchase and retirement of common stock	(5,810)	(113,312)
Net cash used in financing activities	(49,870)	(165,326)
Effect of exchange rate changes on cash and cash equivalents	534	(89)
Net increase (decrease) in cash and cash equivalents	(20,575)	19,213
Cash and cash equivalents at beginning of period	99,775	94,767
Cash and cash equivalents at end of period	$79,200	$113,980

Non-cash investing and financing activities:
Property and equipment received and accrued in accounts payable and other liabilities	$713	$1,510
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$—	$3,331

(1) Excludes non-cash write-down of income taxes receivable and release of income taxes payable of $118.9 million, including interest, related to South Korea withholding taxes. Refer to Note 13, “Income Taxes.”

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Rambus Inc. (“Rambus” or the “Company”) and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying Unaudited Condensed Consolidated Financial Statements.

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

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This guidance provides public business entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The amendments in this ASU should be applied on a prospective basis. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

3. Revenue Recognition

Contract Balances

The contract assets are primarily related to the Company’s fixed fee intellectual property (“IP”) licensing arrangements and rights to consideration for performance obligations delivered but not billed as of September 30, 2025.

The Company’s contract balances were as follows:

	As of
(In thousands)	September 30, 2025	December 31, 2024
Unbilled receivables	$29,038	$29,104
Deferred revenue	$25,439	$21,852

During the nine months ended September 30, 2025, the Company recognized $18.5 million of revenue that was included in deferred revenue as of December 31, 2024. During the nine months ended September 30, 2024, the Company recognized $16.4 million of revenue that was included in deferred revenue as of December 31, 2023.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $23.9 million as of September 30, 2025, which the Company primarily expects to recognize over the next two years.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net income per share:
Numerator:
Net income	$48,377	$48,665	$166,615	$117,619
Denominator:
Weighted-average shares outstanding - basic	107,622	107,235	107,483	107,681
Effect of potentially dilutive common shares	1,682	1,239	1,479	1,637
Weighted-average shares outstanding - diluted	109,304	108,474	108,962	109,318
Basic net income per share	$0.45	$0.45	$1.55	$1.09
Diluted net income per share	$0.44	$0.45	$1.53	$1.08

5. Intangible Assets, Net

The components of the Company’s intangible assets as of September 30, 2025 and December 31, 2024 were as follows:

		As of September 30, 2025
(In thousands, except useful life)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$288,001	$(276,110)	$11,891
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,496)	—
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$325,797	$(313,906)	$11,891

		As of December 31, 2024
(In thousands, except useful life)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$288,001	$(270,954)	$17,047
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,484)	12
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$325,797	$(308,738)	$17,059

Amortization expense for intangible assets for the three and nine months ended September 30, 2025 was $1.7 million and $5.2 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2024 was $2.9 million and $9.4 million, respectively.

The estimated future amortization of intangible assets as of September 30, 2025 was as follows (in thousands):

Years Ending December 31:	Amount
2025 (remaining three months)	$2,034
2026	5,208
2027	1,936
2028	1,480
2029	1,233
Total intangible assets	$11,891

6. Segments and Major Customers

Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.

The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of September 30, 2025, the Company has a single operating and reportable segment.

The CODM uses net income to assess segment performance, allocate resources and manage the business on a consolidated basis. The significant expenses for the segment exclude certain non-cash adjustments and non-recurring items, and are used to monitor budget versus actual results and to analyze the period-over-period comparisons.

The significant expenses that are regularly provided to the CODM and reconciliations to the consolidated net income for the three and nine months ended September 30, 2025 and 2024, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Total revenue	$178,513	$145,513	$517,386	$395,522
Adjusted cost of revenue (1)	(34,688)	(25,189)	(98,477)	(69,325)
Adjusted research and development (2)	(44,477)	(37,050)	(123,457)	(107,215)
Adjusted sales, general and administrative (3)	(20,163)	(18,218)	(60,975)	(55,143)
Other segment items:
Stock-based compensation expenses (4)	(14,206)	(11,998)	(39,822)	(33,145)
Amortization of acquired intangible assets (4)	(1,724)	(2,890)	(5,158)	(9,380)
Acquisition-related costs (5)	—	(17)	(105)	(139)
Impairment of assets	—	—	—	(1,071)
Change in fair value of earn-out liability	—	4,544	—	5,044
Interest and other income (expense), net	6,033	4,340	15,358	12,590
Provision for income taxes	(20,911)	(10,370)	(38,135)	(20,119)
Net income	$48,377	$48,665	$166,615	$117,619

(1)
Excludes stock-based compensation expenses and amortization of acquisition-related intangible assets.
(2)
Excludes stock-based compensation expenses and retention bonus expense related to acquisitions.
(3)
Excludes stock-based compensation expenses, acquisition-related costs and retention bonus expense related to acquisitions.
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

The following represents the Company’s significant expenses related to research and development expenses and sales, general and administrative expenses, as shown above, for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Payroll and benefits	$38,866	$31,264	$115,706	$95,065
Variable research and development expenses (1)	8,780	7,559	18,943	19,886
Professional fees	5,096	4,447	14,756	14,020
Facilities costs	3,174	2,959	9,394	8,654
Temporary labor services and consulting expenses	3,063	3,952	9,230	10,397
Amortization and depreciation	3,035	2,619	8,826	7,316
Other expenses	2,626	2,468	7,577	7,020
Total adjusted operating expenses	$64,640	$55,268	$184,432	$162,358

(1)
Includes primarily software tools, software licenses and prototyping costs.

The measure of segment assets is reported on the Company’s Unaudited Condensed Consolidated Balance Sheets as total consolidated assets.

Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable as of September 30, 2025 and December 31, 2024, respectively, was as follows:

	As of
Customer	September 30, 2025	December 31, 2024
Customer 1	37%	39%
Customer 2	26%	17%

Revenue from the Company’s major customers representing 10% or more of total revenue for the three and nine months ended September 30, 2025 and 2024, respectively, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2025	2024	2025	2024
Customer A	25%	21%	23%	23%
Customer B	17%	21%	18%	19%
Customer C	*	10%	*	11%
Customer D	*	14%	*	*

* Customer accounted for less than 10% of total revenue in the period.

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
South Korea	$91,712	$56,129	$238,544	$134,931
Singapore	37,561	21,082	127,328	45,406
United States	26,508	46,315	87,630	153,915
Other	22,732	21,987	63,884	61,270
Total	$178,513	$145,513	$517,386	$395,522

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

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of September 30, 2025
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$64,003	$64,003	$—	$—
Cash equivalents:
Money market funds	9,175	9,175	—	—
Corporate bonds, commercial paper and notes	6,022	6,022	—	—
Total cash equivalents	15,197	15,197	—	—
Total cash and cash equivalents	79,200	79,200	—	—
Marketable securities:
Time deposits	15,820	15,820	—	—
U.S. Government bonds and notes	203,729	203,611	185	(67)
Non-U.S. Government bonds and notes	3,968	3,963	5	—
Corporate bonds, commercial paper and notes	370,586	370,258	358	(30)
Total marketable securities	594,103	593,652	548	(97)
Total cash, cash equivalents and marketable securities	$673,303	$672,852	$548	$(97)

	As of December 31, 2024
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$87,415	$87,415	$—	$—
Cash equivalents:
Money market funds	6,025	6,025	—	—
Corporate bonds, commercial paper and notes	6,335	6,334	1	—
Total cash equivalents	12,360	12,359	1	—
Total cash and cash equivalents	99,775	99,774	1	—
Marketable securities:
Time deposits	12,870	12,870	—	—
U.S. Government bonds and notes	220,056	220,034	184	(162)
Corporate bonds, commercial paper and notes	149,097	149,085	121	(109)
Total marketable securities	382,023	381,989	305	(271)
Total cash, cash equivalents and marketable securities	$481,798	$481,763	$306	$(271)

Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	September 30, 2025	December 31, 2024
Cash	$64,003	$87,415
Cash equivalents	15,197	12,360
Total cash and cash equivalents	79,200	99,775
Marketable securities	594,103	382,023
Total cash, cash equivalents and marketable securities	$673,303	$481,798

The Company continues to invest in highly rated, liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and impairment.

The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024 were as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Less than 12 months
U.S. Government bonds and notes	$65,396	$83,162	$(64)	$(162)
Corporate bonds, commercial paper and notes	74,776	48,360	(26)	(109)
Total cash equivalents and marketable securities in a continuous unrealized loss position for less than 12 months	140,172	131,522	(90)	(271)
12 months or greater
U.S. Government bonds and notes	1,689	—	(3)	—
Corporate bonds, commercial paper and notes	1,654	—	(4)	—
Total marketable securities in a continuous unrealized loss position for 12 months or greater	3,343	—	(7)	—
Total cash equivalents and marketable securities in a continuous unrealized loss position	$143,515	$131,522	$(97)	$(271)

The gross unrealized losses as of September 30, 2025 and December 31, 2024 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions, as well as the demand for and duration of the U.S. government-sponsored obligations and corporate bonds, commercial paper and notes. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). The Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.

The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	September 30, 2025
Due in less than one year	$470,313
Due from one year through three years	129,812
Total	$600,125

Refer to Note 8, “Fair Value of Financial Instruments,” for a discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

8. Fair Value of Financial Instruments

The following table presents the financial instruments that are carried at fair value and summarizes their valuation by the respective pricing levels as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$9,175	$9,175	$—	$—
Time deposits	15,820	—	15,820	—
U.S. Government bonds and notes	203,729	—	203,729	—
Non-U.S. Government bonds and notes	3,968	—	3,968	—
Corporate bonds, commercial paper and notes	376,608	—	376,608	—
Total assets carried at fair value	$609,300	$9,175	$600,125	$—

	As of December 31, 2024
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$6,025	$6,025	$—	$—
Time deposits	12,870	—	12,870	—
U.S. Government bonds and notes	220,056	—	220,056	—
Corporate bonds, commercial paper and notes	155,432	—	155,432	—
Total assets carried at fair value	$394,383	$6,025	$388,358	$—

The following table presents additional information about liabilities measured at fair value for which the Company utilized Level 3 inputs to determine fair value, as of September 30, 2024.

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2024	2024
Balance as of beginning of period	$12,000	$12,500
Change in fair value of earn-out liability due to remeasurement	(4,544)	(5,044)
Change in fair value of earn-out liability due to achievement of revenue target	(7,456)	(7,456)
Balance as of end of period	$—	$—

For the three and nine months ended September 30, 2024, the change in the fair value of the earn-out liability related to the 2021 acquisition of PLDA Group (“PLDA”), which was subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, and was settled annually in shares of the Company’s common stock based on the fair value of that common stock fixed at the time the Company acquired PLDA. The fair value of the earn-out liability was remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period, and adjusted to reflect changes in the per share value of the Company’s common stock. The Company classified its earn-out liability within Level 3 of the fair value hierarchy because the fair value calculation included significant unobservable inputs, such as revenue forecast, revenue volatility, equity volatility and weighted-average cost of capital. During the three and nine months ended September 30, 2024, the Company remeasured the fair value of the earn-out liability, which resulted in reductions of $4.5 million and $5.0 million, respectively, in the Company’s Unaudited Condensed Consolidated Statements of Income. The final earn-out was achieved in the third quarter of 2024 and fully paid during the fourth quarter of 2024.

The Company monitors its investments for impairment and records appropriate reductions in carrying value when necessary. During the nine months ended September 30, 2025 and 2024, the Company recorded no other-than-temporary impairment charges on its investments.

During the nine months ended September 30, 2025 and 2024, there were no transfers of financial instruments between different categories of fair value.

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

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2025 (in thousands):

Years ending December 31,	Amount
2025 (remaining three months)	$1,791
2026	7,511
2027	6,004
2028	4,869
2029	4,871
Thereafter	4,918
Total minimum lease payments	29,964
Less: amount of lease payments representing interest	(3,528)
Present value of future minimum lease payments	26,436
Less: current obligations under leases	(6,135)
Long-term lease obligations	$20,301

As of September 30, 2025, the weighted-average remaining lease term for the Company’s operating leases was 4.7 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 7.6%.

Operating lease costs included in research and development and selling, general and administrative costs in the Unaudited Condensed Consolidated Statements of Income were $1.5 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively. Operating lease costs included in research and development and selling, general and administrative costs in the Unaudited Condensed Consolidated Statements of Income were $4.4 million and $4.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $5.4 million and $4.5 million for the nine months ended September 30, 2025 and 2024, respectively.

10. Commitments and Contingencies

As of September 30, 2025, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2025	2026	2027	2028
Contractual obligations (1) (2)
Software licenses (3)	$33,246	$2,297	$13,605	$12,997	$4,347
Other contractual obligations	171	33	138	—	—
Total	$33,417	$2,330	$13,743	$12,997	$4,347

(1)
The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $25.2 million, including $23.9 million recorded as a reduction of long-term deferred tax assets and $1.3 million in long-term income taxes payable as of September 30, 2025. As noted below in Note 13, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the timing of the outcome at this time.
(2)
For the Company’s lease commitments as of September 30, 2025, refer to Note 9, “Leases.”
(3)
The Company has commitments with various software vendors for agreements generally having terms longer than one year.

From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other IP infringement or any other claim by any third party arising as a result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however this may not always be possible. The fair value of the liability as of September 30, 2025 and December 31, 2024, respectively, was not material.

11. Equity Incentive Plans and Stock-Based Compensation

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2024	10,889,878
Nonvested equity stock and stock units granted (1)(2)	(1,467,381)
Nonvested equity stock and stock units forfeited (1)	218,996
Total shares available for grant as of September 30, 2025	9,641,493

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

Employee Stock Purchase Plan

Under the 2015 Employee Stock Purchase Plan (“2015 ESPP”), the Company issued 91,827 shares at a price of $40.76 and 69,828 shares at a price of $44.84 per share during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, approximately 2.2 million shares under the 2015 ESPP remained available for issuance.

Stock-Based Compensation

For the nine months ended September 30, 2025 and 2024, the Company maintained stock plans covering a broad range of potential equity grants, including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.

Stock-based compensation expense recorded in the Unaudited Condensed Consolidated Statements of Income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Cost of revenue	$180	$117	$569	$363
Research and development	5,034	4,235	14,942	11,883
Sales, general and administrative	8,992	7,646	24,311	20,899
Total	$14,206	$11,998	$39,822	$33,145

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

Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $100.3 million as of September 30, 2025. This amount is expected to be recognized over a weighted-average period of 2.2 years.

The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2025:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2024	3,150,161	$44.72
Granted	1,239,905	$54.35
Vested	(1,187,717)	$37.42
Forfeited	(152,955)	$50.59
Nonvested as of September 30, 2025	3,049,394	$51.18

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

During the nine months ended September 30, 2025, the Company entered into share repurchase plans (the “Buying Plans”) with Mizuho Securities USA, LLC (“Mizuho”), pursuant to which Mizuho will repurchase shares of the Company's common stock from February 6, 2025 through December 31, 2025, with provisions to terminate sooner. The Buying Plans are part of the 2020 Repurchase Program. The execution of share repurchases is dependent on the Company’s stock price reaching certain levels. During the nine months ended September 30, 2025, the Company repurchased 0.1 million shares for approximately $5.8 million as part of the Buying Plans, which were retired and recorded as a reduction to stockholders’ equity.

During the nine months ended September 30, 2024, the Company repurchased approximately 2.2 million shares for approximately $113.8 million (includes excise tax) under the 2020 Repurchase Program, which were retired and recorded as a reduction to stockholders’ equity.

As of September 30, 2025, there remained an outstanding authorization to repurchase approximately 5.6 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.

The Company records share repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as a decrease (increase) to retained earnings (accumulated deficit) when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock in accordance with its accounting policy.

13. Income Taxes

The Company recorded a provision for income taxes of $20.9 million and $10.4 million for the three months ended September 30, 2025 and 2024, respectively, and a provision for income taxes of $38.1 million and $20.1 million for the nine months ended September 30, 2025 and 2024, respectively. The provisions for income taxes for the three and nine months ended September 30, 2025 and 2024 were primarily driven by the statutory tax expense for domestic and foreign jurisdictions for the respective fiscal years, offset by tax benefits from excess stock-based compensation deductions. The provision for income taxes for the three and nine months ended September 30, 2025 includes the impact from the tax legislation, referred to as the One Big Beautiful Bill Act (“OBBBA”), which was enacted in the third quarter of 2025 and is further discussed below.

During both the three months ended September 30, 2025 and 2024, the Company paid foreign withholding taxes of $5.1 million. During the nine months ended September 30, 2025 and 2024, the Company paid foreign withholding taxes of $16.1 million and $15.5 million, respectively.

As of December 31, 2024, the Company had $203.8 million of unrecognized tax benefits, before interest accrual, including $22.8 million recorded as a reduction of long-term deferred tax assets, $74.8 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $106.2 million recorded to long-term income taxes payable, primarily comprised of $105.1 million in income taxes payable related to withholding taxes previously withheld from licensees in South Korea.

As of September 30, 2025, the Company had approximately $107.6 million of unrecognized tax benefits, before interest accrual, including $23.9 million recorded as a reduction of long-term deferred tax assets, $82.7 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $1.0 million recorded to long-term income taxes payable.

On September 18, 2025, the South Korean Supreme Court ruled that the use of any patents in South Korea constitutes domestic source income under the South Korea–U.S. Tax Treaty, even if such patents are not registered with the patent office in South Korea. Based on this ruling, patent license royalties are subject to South Korean withholding tax if the patents are used in South Korea. As a result of this ruling, Rambus determined that it is not more likely than not that withholding taxes paid in South Korea are recoverable.

The Company previously filed refund claims for withholding taxes paid in South Korea in the amount of $82.7 million related to the period from the fourth quarter of 2018 through the third quarter of 2023. The Company previously intended to file additional refund claims in the future for $32.2 million of withholding taxes paid from the fourth quarter of 2023 through the second quarter of 2025. The Company had previously recorded long-term tax receivables of $114.9 million and $105.1 million, before interest accrual, related to these refund claims as of June 30, 2025, and December 31, 2024, respectively. If the South Korea withholding taxes are recovered through the refund claim process, the U.S. foreign tax credit claimed for these withholding taxes on historical federal tax returns will be forfeited. Therefore, the Company had also recorded a long-term tax payable of $114.9 million and $105.1 million as of June 30, 2025, and December 31, 2024, respectively. These amounts excluded interest and reflected the future U.S. federal tax liability in the event of filing amended federal tax returns to revise the foreign tax credit amounts. The recovery of South Korea withholding taxes paid before the fourth quarter of 2018 of $74.8 million was uncertain due to the statute of limitations for filing a refund claim. Thus, the Company did not previously record a long-term tax receivable and included this amount in the uncertain tax benefit.

As a result of the September 2025 ruling, the Company recorded an uncertain tax position reserve on the $82.7 million of outstanding refund claims, reducing the previously recorded long-term tax receivable for these refund claims to zero, as it determined it is not more likely than not that the withholding taxes paid in South Korea are recoverable. The Company also removed the $32.2 million long-term tax receivable previously recorded for withholding taxes paid during the fourth quarter of 2023 through the second quarter of 2025. As a result, the total long-term tax receivable balance of $114.9 million, excluding interest, was reduced to zero in the current period. The related long-term tax payable of $114.9 million, excluding interest, was also reduced to zero, resulting in zero tax expense impact.

Additionally, the Company’s future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of its deferred tax assets and liabilities or by changes in tax laws or interpretations of those laws.

On July 4, 2025, the United States enacted federal tax legislation commonly referred to as the OBBBA. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, there was an increase to tax expense, primarily related to changes in the taxation of profits derived from foreign operations, and more specifically, the foreign-derived intangible income deduction.

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

The following discussion and analysis should be read in conjunction with (1) our Unaudited Condensed Consolidated Financial Statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and (2) our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2024 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2025.

Rambus is a trademark of Rambus Inc. Other trademarks that may be mentioned in this quarterly report on Form 10-Q are the property of their respective owners.

Business Overview

Rambus is a provider of industry-leading chips and silicon IP making data faster and safer. With 35 years of advanced semiconductor experience, we are a pioneer in high-performance memory solutions that solve the bottleneck between memory and processing for data-intensive systems. Whether in the cloud, at the edge or in your hand, real-time and immersive applications depend on data throughput and integrity. Rambus products and innovations deliver the increased bandwidth, capacity and security required to meet the world’s data needs and drive ever-greater end-user experiences. For more information, visit rambus.com.

The explosion of data-intensive workloads, driven by the proliferation of generative artificial intelligence (“AI”), large language models (“LLMs”) and high-performance computing (“HPC”), is placing unprecedented demands on computing infrastructure. This surge in data processing is exacerbating the performance gap between processors and memory, creating a critical bottleneck—the “memory wall”—that limits overall system efficiency. As processors and accelerators rapidly increase in speed and core count, memory bandwidth and latency must keep pace to unlock their full potential.

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

Executive Summary

Our continued execution delivered strong results during the third quarter of 2025, driven primarily by increasing demand for our memory interface chips.

Key third quarter 2025 financial results included:

•
Revenue of $178.5 million;
•
Operating expenses of $78.7 million; and

•
Net cash provided by operating activities of $88.4 million.

We achieved record quarterly product revenue of $93.3 million in the third quarter of 2025, which increased by approximately 41% as compared to the same period in 2024. Our chip business continues to be a key growth engine for us.

Operational Highlights

Revenue Sources

Our consolidated revenue is comprised of product revenue, royalties and contract and other revenue.

Product revenue consists primarily of memory interface chips and is increasing in strategic significance. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server and client memory modules. Product revenue accounted for 52% and 49% of our consolidated revenue for the three and nine months ended September 30, 2025, respectively, as compared to 46% and 44% for the three and nine months ended September 30, 2024, respectively.

Royalties revenue is derived from our patent licenses and Silicon IP, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions, as well as royalties from IP licenses. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in duration up to ten years and may define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Amlogic, Broadcom, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, Nuvoton, NVIDIA, Phison, Qualcomm, Samsung, Silicon Motion, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital, Winbond, and YMTC have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Additionally, from time to time, we enter into agreements to sell certain patent assets under agreements which may also include subsequent profit-sharing. The sale of these patents, as well as the subsequent profit-sharing, are included as part of our royalties revenue. Revenue from royalties accounted for 37% and 40% of our consolidated revenue for the three and nine months ended September 30, 2025, respectively, as compared to 44% and 42% for the three and nine months ended September 30, 2024, respectively.

Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other revenue include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 11% of our consolidated revenue for each of the three and nine months ended September 30, 2025, as compared to 10% and 14% of our consolidated revenue for the three and nine months ended September 30, 2024, respectively.

Costs and Expenses

Cost of product revenue mainly includes costs attributable to the sale of memory interface chip products. Cost of product revenue increased approximately $9.7 million and $29.9 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to higher sales volumes of our memory interface chips.

Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue decreased $0.3 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The decreases were primarily due to lower engineering services associated with the contracts.

Total research and development expenses for the three months ended September 30, 2025 increased approximately $8.2 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $5.2 million and stock-based compensation expenses of $0.8 million, both driven primarily by headcount growth, as well as an increase in depreciation expense of $0.9 million. Total research and development expenses for the nine months ended September 30, 2025 increased approximately $19.3 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $15.0 million and stock-based compensation expenses of $3.0 million, both driven primarily by headcount growth, and an increase in depreciation expense of $1.5 million, partially offset by a decrease in prototyping costs of $2.4 million.

Total sales, general and administrative expenses for the three months ended September 30, 2025 increased approximately $3.3 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $2.2 million and stock-based compensation expenses of $1.3 million, both driven primarily by headcount growth, as well as an increase in sales and marketing activities of $0.7 million, partially offset by a decrease in consulting expense of $1.0 million. Total sales, general and administrative expenses for the nine months ended September 30, 2025 increased approximately $9.2 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $5.4 million and stock-based compensation expenses of $3.4 million, both driven primarily by headcount growth, as well as increases in depreciation expense of $0.9 million and sales and marketing activities of $0.8 million, partially offset by a decrease in consulting expense of $1.5 million.

Intellectual Property

As of September 30, 2025, our semiconductor, security and other technologies are covered by 2,080 U.S. and foreign patents. Additionally, we have 475 patent applications pending in various countries. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.

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

We have a high degree of revenue concentration. Our top five customers represented approximately 67% of our consolidated revenue for each of the three and nine months ended September 30, 2025, as compared to 69% and 64% for the three and nine months ended September 30, 2024, respectively. The level of concentration and particular customers which account for this concentration have varied in the past and may vary in the future as a result of demand for our semiconductor products, timing of new contracts, expiration of existing contracts, as well as timing of contract expirations and renewals, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.

Our revenue from companies headquartered outside of the United States accounted for approximately 85% and 83% of our consolidated revenue for the three and nine months ended September 30, 2025, as compared to 68% and 61% for the three and nine months ended September 30, 2024. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is predominantly denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our Unaudited Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue	52.3%	45.6%	48.6%	43.9%
Royalties	36.5%	44.1%	40.1%	42.5%
Contract and other revenue	11.2%	10.3%	11.3%	13.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	19.2%	16.9%	18.8%	17.0%
Cost of contract and other revenue	0.3%	0.5%	0.3%	0.6%
Amortization of acquired intangible assets	1.0%	1.9%	1.0%	2.3%
Total cost of revenue	20.5%	19.3%	20.1%	19.9%
Gross profit	79.5%	80.7%	79.9%	80.1%
Operating expenses:
Research and development	27.7%	28.4%	26.8%	30.1%
Sales, general and administrative	16.3%	17.8%	16.5%	19.2%
Amortization of acquired intangible assets	—%	0.1%	—%	0.1%
Impairment of assets	—%	—%	—%	0.3%
Change in fair value of earn-out liability	—%	(3.1)%	—%	(1.3)%
Total operating expenses	44.0%	43.2%	43.3%	48.4%
Operating income	35.5%	37.5%	36.6%	31.7%
Interest income and other income (expense), net	3.5%	3.2%	3.2%	3.4%
Interest expense	(0.2)%	(0.2)%	(0.2)%	(0.3)%
Interest and other income (expense), net	3.3%	3.0%	3.0%	3.1%
Income before income taxes	38.8%	40.5%	39.6%	34.8%
Provision for income taxes	11.7%	7.1%	7.4%	5.1%
Net income	27.1%	33.4%	32.2%	29.7%

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Total revenue:
Product revenue	$93.3	$66.4	40.6%	$251.0	$173.4	44.7%
Royalties	65.1	64.1	1.6%	207.7	168.0	23.7%
Contract and other revenue	20.1	15.0	33.5%	58.7	54.1	8.5%
Total revenue	$178.5	$145.5	22.7%	$517.4	$395.5	30.8%

Product Revenue

Product revenue consists primarily of revenue from the sale of memory products. Product revenue increased approximately $26.9 million and $77.6 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases were due to higher sales of memory interface chips, as well as contributions from new products.

Growth in our product revenue is dependent on, among other things, our ability to continue to obtain orders from customers, develop and sell new products, maintain adequate supply in order to meet our customers’ demand and mitigate any supply chain and economic disruption.

Royalties

Royalties revenue, which includes patent and technology license royalties, increased approximately $1.0 million and $39.7 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to the timing and structure of license agreements and renewals.

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

Contract and Other Revenue

Contract and other revenue consists of revenue from technology development projects. Contract and other revenue increased approximately $5.1 million and $4.6 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases were due to higher revenue associated with our Silicon IP offerings.

We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.

Cost of Product Revenue

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Cost of product revenue	$34.3	$24.6	39.8%	$97.3	$67.4	44.5%

Cost of product revenue mainly includes costs attributable to the sale of memory interface chip products. Cost of product revenue increased approximately $9.7 million and $29.9 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases were primarily due to higher sales volumes of our memory interface chips.

In the near term, we expect costs of product revenue to fluctuate due to changes in product mix and the timing of orders.

Cost of Contract and Other Revenue

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Cost of contract and other revenue	$0.5	$0.8	(29.4)%	$1.7	$2.3	(26.0)%

Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue decreased $0.3 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The decreases in both periods were primarily due to lower engineering services associated with the contracts.

In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.

Research and Development Expenses

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Research and development expenses:
Research and development expenses, excluding stock-based compensation	$44.5	$37.1	20.0%	$123.6	$107.3	15.1%
Stock-based compensation	5.0	4.2	18.9%	14.9	11.9	25.7%
Total research and development expenses	$49.5	$41.3	19.9%	$138.5	$119.2	16.2%

Research and development expenses are those expenses incurred for the development of applicable technologies.

Total research and development expenses for the three months ended September 30, 2025 increased approximately $8.2 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $5.2 million and stock-based compensation expenses of $0.8 million, both driven primarily by headcount growth, as well as an increase in depreciation expense of $0.9 million.

Total research and development expenses for the nine months ended September 30, 2025 increased approximately $19.3 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $15.0 million and stock-based compensation expenses of $3.0 million, both driven primarily by headcount growth, and an increase in depreciation expense of $1.5 million, partially offset by a decrease in prototyping costs of $2.4 million.

We will continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.

Sales, General and Administrative Expenses

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses, excluding stock-based compensation	$20.2	$18.2	10.7%	$61.0	$55.2	10.5%
Stock-based compensation	9.0	7.7	17.6%	24.3	20.9	16.3%
Total sales, general and administrative expenses	$29.2	$25.9	12.7%	$85.3	$76.1	12.1%

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

Total sales, general and administrative expenses for the three months ended September 30, 2025 increased approximately $3.3 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $2.2 million and stock-based compensation expenses of $1.3 million, both driven primarily by headcount growth, as well as an increase in sales and marketing activities of $0.7 million, partially offset by a decrease in consulting expense of $1.0 million.

Total sales, general and administrative expenses for the nine months ended September 30, 2025 increased approximately $9.2 million as compared to the same period in 2024, primarily due to increases in payroll-related expenses of $5.4 million and stock-based compensation expenses of $3.4 million, both driven primarily by headcount growth, as well as increases in depreciation expense of $0.9 million and sales and marketing activities of $0.8 million, partially offset by a decrease in consulting expense of $1.5 million.

In the future, sales, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, acquisition, and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period.

Amortization of Acquired Intangible Assets

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$1.7	$2.8	(38.3)%	$5.2	$8.9	(42.1)%
Amortization of acquired intangible assets included in total operating expenses	—	0.1	(100.0)%	—	0.5	(100.0)%
Total amortization of acquired intangible assets	$1.7	$2.9	(40.3)%	$5.2	$9.4	(45.0)%

Amortization expense is related to various acquired IP.

Amortization of acquired intangible assets recognized in cost of revenue and operating expenses for the three and nine months ended September 30, 2025 decreased by approximately $1.2 million and $4.2 million, respectively, as compared to the same periods in 2024. The decreases in both periods were due to intangible assets which became fully amortized.

Impairment of Assets

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Impairment of assets	$—	$—	—%	$—	$1.1	(100.0)%

During the nine months ended September 30, 2024, we recorded a charge of approximately $1.1 million in our Unaudited Condensed Consolidated Statements of Income of this Form 10-Q, related to the write-off of certain fixed assets no longer in use and for which we determined they had no alternate economic use.

Change in Fair Value of Earn-Out Liability

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Change in fair value of earn-out liability	$—	$(4.5)	(100.0)%	$—	$(5.0)	(100.0)%

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

During the three and nine months ended September 30, 2024, we remeasured the fair value of the earn-out liability, which resulted in reductions of $4.5 million and $5.0 million, respectively, in our Unaudited Condensed Consolidated Statements of Income of this Form 10-Q. The final earn-out was achieved in the third quarter of 2024 and fully paid during the fourth quarter of 2024.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Interest income and other income (expense), net	$6.3	$4.7	35.6%	$16.4	$13.7	20.2%
Interest expense	(0.3)	(0.3)	(10.1)%	(1.1)	(1.1)	(1.0)%
Interest and other income (expense), net	$6.0	$4.4	39.0%	$15.4	$12.6	22.0%

Interest income and other income (expense), net, includes interest income from our investment portfolio and from the significant financing component of licensing agreements, as well as any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies. For the three months ended September 30, 2025 and 2024, interest income and other income (expense), net, consisted primarily of interest income of $6.5 million and $4.8 million, respectively, generated from our investment portfolio. For the nine months ended September 30, 2025 and 2024, interest income and other income (expense), net, consisted primarily of interest income of $17.1 million and $13.6 million, respectively, generated from our investment portfolio. Interest income increased during the three and nine months ended September 30, 2025 as compared to the same periods in 2024 due to an increase in our investment portfolio, partially offset by a decline in interest rates on our investments.

Interest expense is primarily associated with long-term software licenses. Interest expense remained flat for the three and nine months ended September 30, 2025 as compared to the same periods in 2024.

Provision for Income Taxes

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2025	2024	Percentage	2025	2024	Percentage
Provision for income taxes	$20.9	$10.4	101.6%	$38.1	$20.1	89.5%
Effective tax rate	30.2%	17.6%		18.6%	14.6%

Our provision for income taxes for the three and nine months ended September 30, 2025 was primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2025, offset by tax benefits from excess stock-based compensation deductions. Our provision for income taxes for the three and nine months ended September 30, 2025 reflected effective tax rates of 30.2% and 18.6%, respectively, and includes the impact from the tax legislation, referred to as the One Big Beautiful Bill Act (“OBBBA”), which was enacted in the third quarter of 2025 and is further discussed below. Our provision for income taxes for the three and nine months ended September 30, 2024 was primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2024, offset by tax benefits from excess stock-based compensation deductions. Our provision for income taxes for the three and nine months ended September 30, 2024 reflected effective tax rates of 17.6% and

14.6%, respectively. For both 2025 and 2024, our effective tax rates differed from the U.S. statutory rate primarily due to tax benefits from excess stock-based compensation deductions.

During each of the three months ended September 30, 2025 and 2024, we paid foreign withholding taxes of $5.1 million. During the nine months ended September 30, 2025 and 2024, we paid foreign withholding taxes of $16.1 million and $15.5 million, respectively.

On July 4, 2025, the United States enacted federal tax legislation commonly referred to as the OBBBA. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, there was an increase to our tax expense, primarily related to changes in the taxation of profits derived from foreign operations, and more specifically, the foreign-derived intangible income deduction. We project our effective tax rate to increase in 2025 due to the impact from the new tax legislation, particularly related to the foreign-derived intangible income deduction.

On September 18, 2025, the South Korean Supreme Court ruled that the use of any patents in South Korea constitutes domestic source income under the South Korea–U.S. Tax Treaty, even if such patents are not registered with the patent office in South Korea. Based on this ruling, patent license royalties are subject to South Korean withholding tax if the patents are used in South Korea. As a result of this ruling, we determined that it is not more likely than not that withholding taxes paid in South Korea are recoverable. Consequently, we recorded an uncertain tax position reserve on the $82.7 million of outstanding refund claims relating to the period from the fourth quarter of 2018 through the third quarter of 2023, reducing the previously recorded long-term tax receivable for these refund claims to zero, as we determined it is not more likely than not that the withholding taxes paid in South Korea are recoverable. We also removed the $32.2 million long-term tax receivable previously recorded for withholding taxes paid during the fourth quarter of 2023 through the second quarter of 2025. As a result, the total long-term tax receivable balance of $114.9 million, excluding interest, was reduced to zero in the third quarter of 2025. The related long-term tax payable of $114.9 million, excluding interest, was also reduced to zero, resulting in zero tax expense impact.

Liquidity and Capital Resources

	As of
(In millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$79.2	$99.8
Marketable securities	594.1	382.0
Total cash, cash equivalents and marketable securities	$673.3	$481.8

	Nine Months Ended September 30,
(In millions)	2025	2024
Net cash provided by operating activities	$260.2	$171.6
Net cash provided by (used in) investing activities	$(231.4)	$13.0
Net cash used in financing activities	$(49.9)	$(165.3)

Liquidity

We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents are in the United States. Our cash needs for the nine months ended September 30, 2025, were funded primarily from cash collected from our customers.

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

To provide us with more flexibility in returning capital to our stockholders, on October 29, 2020, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the nine months ended September 30, 2025, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed in the “Share Repurchase Program” section below.

Operating Activities

Cash provided by operating activities of $260.2 million for the nine months ended September 30, 2025, was primarily attributable to the cash generated from product sales, customer licensing and engineering services fees. Changes in operating assets and liabilities for the nine months ended September 30, 2025 primarily included a decrease in accounts receivable and an increase in deferred revenue, offset by an increase in prepaid expenses and other current assets, as well as decreases in accounts payable, accrued salaries and benefits and other current liabilities. Additionally, changes in operating assets and liabilities excludes the impact of the non-cash write-down of income taxes receivable and offsetting income taxes payable of $118.9 million (including interest) related to South Korea withholding taxes as discussed in “Provision for Income Taxes” section above.

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

Investing Activities

Cash used in investing activities of $231.4 million for the nine months ended September 30, 2025, consisted of purchases of available-for-sale marketable securities of $498.2 million and $20.3 million paid to acquire property and equipment, offset by proceeds from the maturities of available-for-sale marketable securities of $287.1 million.

Cash provided by investing activities of $13.0 million for the nine months ended September 30, 2024, consisted of proceeds from the maturities and sales of available-for-sale marketable securities of $206.9 million and $85.7 million, respectively, and net proceeds from the sale of a non-marketable equity security of $22.8 million, offset by purchases of available-for-sale marketable securities of $278.2 million, and $24.2 million paid to acquire property and equipment.

Financing Activities

Cash used in financing activities of $49.9 million for the nine months ended September 30, 2025, was primarily due to $37.6 million in payments of taxes on restricted stock units, $10.2 million paid under installment payment arrangements to acquire fixed assets and an aggregate payment of $5.8 million as part of our share repurchases in 2025, offset by $3.7 million in proceeds from the issuance of common stock under equity incentive plans.

Cash used in financing activities of $165.3 million for the nine months ended September 30, 2024, was primarily due to an aggregate payment of $113.3 million as part of our share repurchases in 2024 (includes $0.2 million in fees related to an ASR program), $40.3 million in payments of taxes on restricted stock units, and $12.7 million paid under installment payment arrangements to acquire fixed assets, offset by $3.4 million in proceeds from the issuance of common stock under equity incentive plans.

Contractual Obligations

As of September 30, 2025, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2025	2026	2027	2028
Contractual obligations (1) (2)
Software licenses (3)	$33,246	$2,297	$13,605	$12,997	$4,347
Other contractual obligations	171	33	138	—	—
Total	$33,417	$2,330	$13,743	$12,997	$4,347

(1)
The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $25.2 million, including $23.9 million recorded as a reduction of long-term deferred tax assets and $1.3 million in long-term income taxes payable as of September 30, 2025. As noted in Note 13, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the timing of the outcome at this time.
(2)
For our lease commitments as of September 30, 2025, refer to Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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

During the nine months ended September 30, 2025, we entered into share repurchase plans (the “Buying Plans”) with Mizuho Securities USA, LLC (“Mizuho”), pursuant to which Mizuho will repurchase shares of our common stock from February 6, 2025 through December 31, 2025, with provisions to terminate sooner. The Buying Plans are part of the 2020 Repurchase Program. The execution of share repurchases is dependent on our stock price reaching certain levels. During the nine months ended September 30, 2025, we repurchased 0.1 million shares for approximately $5.8 million as part of the Buying Plans, which were retired and recorded as a reduction to stockholders’ equity.

During the nine months ended September 30, 2024, we repurchased approximately 2.2 million shares for approximately $113.8 million (includes excise tax) under the 2020 Repurchase Program, which were retired and recorded as a reduction to stockholders’ equity.

As of September 30, 2025, there remained an outstanding authorization to repurchase approximately 5.6 million shares of our outstanding common stock under the 2020 Repurchase Program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, primarily arising from the effect of interest rate fluctuations on our investment portfolio. Interest rate fluctuation may arise from changes in the market’s view of the quality of the security issuer, the overall economic outlook and the time to maturity of our portfolio. We mitigate this risk by investing only in highly rated, liquid instruments. Securities with original maturities of one year or less must be rated by two of the three industry standard rating agencies as follows: A1 by Standard & Poor’s, P1 by Moody’s and/or F-1 by Fitch. Securities with original maturities of greater than one year must be rated by two of the following industry standard rating agencies as follows: AA- by Standard & Poor’s, Aa3 by Moody’s and/or AA- by Fitch. By corporate investment policy, we limit the amount of exposure to $15.0 million or 10% of the portfolio, whichever is lower, for any single non-U.S. Government issuer. A single U.S. Agency can represent up to 25% of the portfolio. No more than 20% of the total portfolio may be invested in the securities of an industry sector, with money market fund investments evaluated separately. Our policy requires that at least 10% of the portfolio be in securities with a maturity of 90 days or less. We may make investments in time deposits, U.S. government-sponsored obligations and corporate bonds, commercial paper and notes with maturities up to 36 months. We currently bias our investment portfolio to shorter maturities. The majority of our investments are U.S. dollar denominated.

Our policy specifically prohibits trading securities for the sole purpose of realizing trading profits, however, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss. Similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of September 30, 2025, we had an investment portfolio of fixed income marketable securities of $609.3 million, including cash equivalents and time deposits. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of September 30, 2025, the fair value of the portfolio would decline by approximately $3.5 million. Actual results may differ materially from this sensitivity analysis.

We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in France, the Netherlands and the United Kingdom, design centers in Bulgaria, Canada, India, and Finland, business development and operations activities in South Korea and Taiwan and business development activities in China. We monitor our foreign currency exposure; however, as of September 30, 2025, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 67% and 64% of our consolidated revenue for the nine months ended September 30, 2025 and 2024, respectively. Additionally, our top five customers for each reporting period represented approximately 62% of our consolidated revenue for both the years ended December 31, 2024 and 2023. We expect to continue to experience significant revenue concentration for the foreseeable future. Our customers’ demand for our products may fluctuate due to factors beyond our control. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. A disruption in our relationship with any of our customers could adversely affect our business. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold or the demand for our products. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers or any significant reduction in orders from, or a shift in product mix by customers, could have a material adverse effect on our operating results and financial condition.

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

While our business model continues to transform towards greater reliance on product revenue, a large portion of our revenue still consists of fees paid for access to our patented technologies, existing technology and other development and support services we provide to our customers. Our ability to secure and renew the licenses from which that revenue is derived depends on our customers adopting our technology and using it in the products they sell. If customers do not upgrade or enhance their product offerings to include such technologies, our revenue and operating results may be adversely affected. Once secured, license revenue may be negatively affected by factors within and outside our control, including reductions in our customers’ sales prices, sales volumes, our failure to timely complete any engineering deliverables and the actual terms of such licenses themselves. In addition, our licensing cycle for new licensees, as well as for renewals for existing licensees is lengthy, costly and unpredictable. We cannot provide any assurance that we will be successful in signing new license agreements or renewing existing license agreements on equal or favorable terms or at all. If we do not achieve our revenue goals, our results of operations could decline.

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

In addition, while some of our license agreements provide for fixed royalty payments, many of our license agreements provide for volume-based royalties and may also be subject to caps on royalties or other adjustments in a given period. The sales volume and prices of our customers’ products in any given period can be difficult to predict.

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

For the nine months ended September 30, 2025 and 2024, revenue from our international customers constituted approximately 83% and 61%, respectively, of our total consolidated revenue. Additionally, for the years ended December 31, 2024 and 2023, revenue from our international customers constituted approximately 64% and 62%, respectively, of our total consolidated revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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
•
compliance with international laws involving international operations, including the FCPA, sanctions and anti-corruption laws, export and import laws and similar rules and regulations;
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

The United States has previously experienced historically high levels of inflation. If the inflation rate increases again as a result of increases in the costs of labor and supplies, it will affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Additionally, the United States has experienced and continues to experience an acute workforce shortage of qualified applicable talent, which in turn creates a competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates or has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Certain software and/or IP blocks that we use in or with some of our products are licensed from third parties and, for that reason, may not be available to us in the future. This has the potential to delay product development and production or cause us to incur additional expense, which could materially adversely affect our business, financial condition, operating results and cash flow.

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

Attempts by others to gain unauthorized access to and disrupt our information technology systems and IP assets are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, may include (to Rambus, our customers, and/or our third-party service providers), covertly introducing malware to our computers and networks and impersonating authorized users, phishing attempts and other forms of social engineering, employee or contractor malfeasance, denial of service attacks and ransomware attacks, among others. We seek to detect and investigate all security incidents impacting our systems and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. We also utilize third-party service providers to host, transmit or otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications. Our customers also often have access to and host our confidential IP and business information on their own internal and directed third-party systems. Our data, corporate systems, third-party systems and security measures and those of our customers or the third parties that support us or our services may be subject to breaches or intrusions due to the actions of outside parties, employee error, malfeasance, a combination of these or otherwise, including social engineering and employee and contractor error or malfeasance, especially as certain of our employees engage in work from home arrangements. As a result, an unauthorized party may obtain access to our systems, networks or data, including IP and confidential business information of ourselves, our customers, and/or the third parties that support us. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of our customers or of third parties that support us and our services. Geopolitical tensions, instability and conflicts may increase the cybersecurity risks that we, our customers, and the third parties that support us face. We and our service providers may face difficulties or delays in identifying or responding to any actual or perceived security breach or incident. The theft or other unauthorized acquisition of, unauthorized use, publication or other processing of or access to our IP and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. In the event of any security breach or incident, including any breach or incident that results in inappropriate access to, or loss, corruption, unavailability or unauthorized acquisition, disclosure or other processing of our or our customers’ confidential information or any personal information we or our third-party service providers maintain, including that of our employees, we could suffer a loss of IP or loss of data, may be subject to claims, liability and proceedings and may incur liability and otherwise suffer financial harm.

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

Our success is dependent upon our ability to identify, attract, compensate, motivate and retain qualified personnel, especially engineers, senior management and other key personnel. The loss of the services of any key employees could be disruptive to our development efforts, business relationships and strategy and could cause our business and operations to suffer. In addition, the current regulatory environment related to immigration is uncertain, including with respect to the availability of H1-B and other visas. If a new or revised visa program is implemented, it may impact our ability to attract and retain qualified personnel.

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

Acts of terrorism, climate-change related risk, widespread illness or global pandemics, international conflict, war and any event that causes failures or interruption in our network infrastructure, technology systems or supply chain could have a negative effect at our international and domestic facilities and/or those of our suppliers and could harm our business, financial condition and operating results.

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

We use open source software in our operations and services and we intend to continue to use open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products or alleging that these companies have violated the terms of an open source license. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or alleging that we have violated the terms of an open source license. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our solutions. In addition, if we were to combine our proprietary software solutions with open source software in certain manners, we could, under certain open source licenses, be required to publicly release the source code of our proprietary software solutions. If we inappropriately use open source software, we may be required to re-engineer our solutions, discontinue the sale of our solutions, release the source code of our proprietary software to the public at no cost or take other remedial actions. There is a risk that open source licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions, which could adversely affect our business, operating results and financial condition.

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

We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, rates, treaties and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals and certain non-deductible expenses. For example, on September 18, 2025, the South Korean Supreme Court ruled that the use of any patents in South Korea constitutes domestic source income under the South Korea–U.S. Tax Treaty, even if such patents are not registered with the patent office in South Korea. As a result of this ruling, we determined that it is not more likely than not that the withholding taxes we paid in South Korea are recoverable. Our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision, and we are currently undergoing such audits of certain of our tax returns. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions, which could affect our operating results.

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

Various countries have adopted controls, license requirements and restrictions on the export, import and use of products or services that contain encryption technology. In addition, governmental agencies have proposed additional requirements for encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Restrictions on the sale or distribution of products or services containing encryption technology may impact our ability to license data security technologies to the manufacturers and providers of such products and services in certain markets or may require us or our customers to make changes to the licensed data security technology that is embedded in such products to comply with such restrictions. Government restrictions, or changes to the products or services of our customers to comply with such restrictions, could delay or prevent the acceptance and use of such customers’ products and services. In addition, the United States and other countries have imposed export controls that prohibit the export of encryption and other technology to certain countries, entities and individuals. Our failure to comply with export and use regulations concerning encryption and other technology could subject us to sanctions and penalties, including fines, and suspension or revocation of export or import privileges. Additionally, climate change concerns and the potential resulting environmental impact may result in new environmental, health and safety laws and regulations that may affect us, our suppliers and our customers. Such laws or regulations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition.

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

We are subject to disclosure and reporting requirements for companies that use “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products, whether or not these products are manufactured by third parties. These requirements could affect the sourcing and availability of minerals that are used in the manufacture of our products. We have to date incurred costs and expect to incur additional costs associated with complying with the disclosure requirements, including for example, due diligence in regard to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes or sources of supply as a consequence of such verification activities. Additionally, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement. We may also face challenges with government regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free.

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

We seek to diligently protect our IP rights and will continue to do so. While we are not currently involved in IP litigation, any future litigation, whether or not determined in our favor or settled by us, would be expected to be costly, may cause delays applicable to our business (including delays in negotiating licenses with other actual or potential customers), would be expected to discourage future design partners, would tend to impair adoption of our existing technologies and would divert the efforts and attention of our management and technical personnel from other business operations. In addition, we may be unsuccessful in any litigation, including if we have difficulty obtaining the cooperation of former employees and agents who were involved in our business during the relevant periods related to our litigation and are now needed to assist in cases or testify on our behalf. Furthermore, any adverse determination or other resolution in litigation could result in our losing certain rights beyond the rights at issue in a particular case, including, among other things: our being effectively barred from suing others for violating certain or all of our IP rights; our patents being held invalid or unenforceable or not infringed; our being subjected to significant liabilities; our being required to seek licenses from third parties; our being prevented from licensing our patented technology; or our being required to renegotiate with current customers on a temporary or permanent basis.

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

Furthermore, patent reform legislation, such as the Leahy-Smith America Invents Act, could increase the uncertainties and costs surrounding the prosecution of any patent applications and the enforcement or defense of our licensed patents. The federal courts, the USPTO, the Federal Trade Commission, and the U.S. International Trade Commission have also taken certain actions and issued rulings that have been viewed as unfavorable to patentees. While we cannot predict what form any new patent reform laws or regulations may ultimately take, or what impact recent or future reforms may have on our business, any laws or regulations that restrict or negatively impact our ability to enforce our patent rights against third parties could have a material adverse effect on our business.

In addition, our patents will continue to expire according to their terms, with expected expiration dates ranging from 2025 to 2044. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.

Our inability to protect the IP we create and own would cause our business to suffer.

We rely primarily on a combination of license, development and nondisclosure agreements, trademark, trade secret and copyright law and contractual provisions to protect our non-patent IP rights. If we fail to protect these IP rights, our customers and others may seek to use our technology without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in part on the use of our IP in the products of third parties, and our ability to enforce IP rights against them to obtain appropriate compensation. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, if we fail or are otherwise unable to do so, our business will suffer.

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

There were no share repurchases of our common stock during the third quarter of 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the third quarter of 2025, no directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

RAMBUS INC.

Date:	October 28, 2025	By:	/s/ Desmond Lynch
Desmond Lynch
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)