Form 10-K
period 2025-12-31
RAMBUS INC
filed 2026-02-18
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2025

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2025 was approximately $5.2 billion based upon the closing price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $0.001 par value, was 107,790,732 as of January 31, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant’s annual meeting of stockholders to be held on or about April 23, 2026 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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
•
Success in obtaining orders from our customers and our ability to accurately anticipate and meet our customers’ demands;
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
•
Effects of security breaches or failures in our or our customers’ products, system and services on our business;
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
•
Methods, estimates and judgments in existing and new accounting policies;
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
•
Effects of fluctuations in inflation, interest rates and currency exchange rates;
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

Item 1. Business

Overview

Rambus is a global semiconductor company providing industry-leading chips and silicon IP for data-intensive computing systems, focusing on data center and artificial intelligence (“AI”) infrastructure.

As a pioneer with over three decades of advanced semiconductor design experience, Rambus is at the forefront of enabling the next era of AI-driven computing, addressing the critical challenges of signal and power integrity at increasingly extreme data rates in the data center, edge and client markets. We are a leader in high-performance memory subsystems, offering a balanced and diverse portfolio of products, IP and patents that maximize performance and security in computationally intensive systems.

The ongoing proliferation of AI is placing unprecedented demands on computing infrastructure, requiring massive amounts of processor performance and extremely high memory bandwidth. As workloads grow in size and diversity, system performance becomes memory bound, making the memory interface technology a critical determinant of overall throughput. This persistent gap between processor performance and memory subsystem capabilities remains one of the largest bottlenecks in high performance compute systems. In addition, power management is increasingly important to optimize system efficiency and thermal performance as the power-performance demands continue to rise.

Rambus is well positioned to address these challenges. Leveraging our deep expertise in memory technology and innovative architectures, we provide industry-leading memory interface chips that enable the highest bandwidth, capacity and power efficient server memory modules, maximizing memory performance and reliability for the most demanding data-intensive workloads. Beyond the data center, server-class technologies are migrating into client devices to bring these same benefits to end-user systems, such as AI personal computers (“PCs”).

Furthermore, the growing adoption of AI and heterogenous computing across diverse applications is creating significant opportunities for our silicon IP portfolio. Our high-performance digital controller cores are increasingly vital components in accelerated computing chips, including custom silicon, which are the workhorses of AI processing. The expanding attack surface in today’s accelerated computing environments also necessitates robust security solutions. Our industry-leading security IP plays a crucial role in safeguarding both data at rest and data in motion, protecting against evolving cyber threats.

Rambus is committed to the sustained investment in our technology development and product roadmap to stay at the forefront of the innovation cycle and advance our product leadership. In 2025, Rambus delivered strong execution across our memory and interface portfolio. We strengthened our leadership in DDR5 Registering Clock Drivers (“RCD”) and expanded the adoption of our new products, contributing to revenue growth. We expanded into high-performance and AI PCs with the launch of our complete client chipset, giving Rambus a comprehensive portfolio that supports all JEDEC-standard DDR5 and LPDDR5 modules across server and client systems. We also achieved strong customer momentum across our HBM4, GDDR7 and PCIe 7.0 digital IP families, along with our security IP, reinforcing our position as a key enabler of next-generation data center and AI architectures. Finally, further fueling our continuous technology investment, we successfully secured and extended key patent licensing agreements, providing a strong foundation for sustained cash generation and consistent return of value to our stockholders.

Memory Interface Chips

Rambus provides complete chipset solutions for industry-standard DDR5 and LPDDR5 memory modules for server and client systems, including Registered Dual Inline Memory Modules (“RDIMM”) and next-generation Multiplexed Rank Dual Inline Memory Modules (“MRDIMM”), enabling high memory subsystem performance, capacity, reliability and power efficiency.

The Company’s leading-edge chipset offerings include:

•
Registering Clock Drivers (“RCD”)
•
Multiplexed Registering Clock Driver (“MRCD”)
•
Multiplexed Data Buffer (“MDB”)
•
Client Clock Driver (“CKD”)
•
Power Management Integrated Circuits (“PMIC”)
•
Serial Presence Detect Hubs (“SPD Hub”)
•
Temperature Sensors (“TS”)

We sell memory interface chips directly and indirectly to memory module manufacturers, OEMs and hyperscalers worldwide through multiple channels, including our direct sales force and distributors, and we employ global sales personnel to support such operations.

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

Silicon IP

Rambus Silicon IP includes high-performance interface and security IP solutions that move and protect data in advanced AI, data center, government and automotive applications.

Our interface IP solutions feature both high-speed memory and chip-to-chip digital controller IP, including:

•
HBM Memory Controller IP
•
GDDR Memory Controller IP
•
PCIe Controllers, Retimer and Switch IP
•
CXL Controller IP

Our security IP offerings comprise one of the industry’s most comprehensive portfolio of solutions, including:

•
Hardware Roots of Trust
•
High-speed Protocol Engines
•
Crypto Cores
•
Chip Provisioning Technologies

We sell Silicon IP solutions to leading chip makers worldwide for integration into their custom silicon, Application Specific Standard Products (“ASSP”) and Field Programmable Gate Array (“FPGA”) designs. Rambus Silicon IP is sold primarily through our direct global sales force.

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

Our patent licenses enable our customers to use specified portions of our portfolio of patented inventions in the customer’s own digital electronics products, systems or services. These licenses may also define the specific field of use where our customers may use or employ our inventions in their products. License agreements are structured with fixed or variable, or a hybrid of fixed and variable royalty payments over certain periods typically ranging up to ten years. Leading semiconductor and electronic system companies, such as AMD, Amlogic, Broadcom, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, Nuvoton, NVIDIA, Phison, Qualcomm, Samsung, Silicon Motion, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital and Winbond have licensed our patents. Additionally, from time to time, we enter into agreements to sell certain patent assets under agreements which may also include subsequent profit-sharing. The sale of these patents, as well as the subsequent profit-sharing, are included as part of our royalties revenue.

Competition

The semiconductor industry is intensely competitive and is characterized by rapid technological change, short product life cycles, cyclical market patterns, price erosion, increasing foreign and domestic competition, market consolidation and geopolitical developments that increasingly impact business. Rambus competes with product offerings from various companies depending upon the particular Rambus product line. In the memory interface chip market, we compete with international semiconductor companies, including but not limited to Monolithic Power Systems, Montage Technology, Renesas and Texas Instruments. In the Silicon IP market, Rambus competes with the in-house design teams at our potential customers, as well as with third-party IP suppliers, such as Cadence and Synopsys. Many of our competitors are larger and may have better access to financial, technical, sales and marketing resources than we possess.

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

A significant number of our scientists and engineers spend all or a portion of their time on research and development. For the years ended December 31, 2025, 2024 and 2023, research and development expenses were $187.7 million, $162.9 million and $156.8 million, respectively. We expect to continue to invest substantial funds in research and development activities. In addition, because our customer agreements often call for us to provide engineering support, a portion of our total engineering costs are allocated to the cost of contract and other revenue.

Human Capital Resources

As of December 31, 2025, we had 791 employees, of which approximately 47% were in the United States and 53% in other global regions, including but not limited to Bulgaria, Canada, China, Finland, France, India, the Netherlands, South Korea and Taiwan. Additionally, approximately 71% of our employees were engineers with the remaining employees in sales, general and administrative positions. None of our employees are covered by collective bargaining agreements.

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

We are an equal opportunity employer and are committed to maintaining an inclusive work environment. Our commitment to inclusion helps us attract and retain the best talent, enables employees to realize their full potential and drives high performance through innovation and collaboration. We strive to maintain a best-in-class work environment that fosters respect for all individuals, their ideas and contributions.

Intellectual Property

We maintain and support an active program to protect our IP, primarily through the filing of patent applications and the defense of issued patents against potential infringement. As of December 31, 2025, our semiconductor, security and other technologies are covered by 2,049 U.S. and foreign patents, with expiration dates ranging from 2026 to 2044. Additionally, we have 486 patent applications pending in various countries. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness and other benefits in their products and services. We intend to continue our innovation efforts and allocate significant investment in our IP development programs.

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

Corporate and Available Information

Rambus Inc. was founded in 1990 and reincorporated in Delaware in March 1997. Our principal executive offices are located at 4453 North First Street, Suite 100, San Jose, California, 95134. Our website is www.rambus.com. We have used, and intend to continue to use, our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website. You can obtain copies of our Forms 10-K, 10-Q, 8-K and other filings with the SEC, and all amendments to these filings, free of charge, from our website as soon as reasonably practicable following our filing of any of these reports with the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at www.sec.gov. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

Name	Age	Position and Business Experience

Luc Seraphin	62

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

Desmond Lynch	46

Chief Financial Officer. Mr. Lynch has served as Chief Financial Officer since August 2022, where he is responsible for the global finance organization, with responsibility for financial management, planning, tax, treasury, controls and reporting. Previously, he served as the Vice President of Finance for Rambus. On February 4, 2026, Mr. Lynch notified the Company that he is resigning, effective February 27, 2026.

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

Name	Age	Position and Business Experience

Sean Fan	60

Executive Vice President, Chief Operating Officer. Mr. Fan has served as the Executive Vice President, Chief Operating Officer since November 2024 and as the Senior Vice President, Chief Operating Officer since August 2019.

Prior to Rambus, from March 2019 to June 2019, he served as Corporate Vice President and General Manager at Renesas Electronics Corporation, a premier supplier of advanced semiconductor solutions, responsible for the data center business unit with full profit and loss responsibilities. Prior to his role at Renesas, Mr. Fan was Senior Vice President and Corporate General Manager of the Computing and Communications Group at Integrated Device Technology, Inc. (“IDT”), a leading supplier of analog mixed-signal products including sensors, connectivity and wireless power, from May 2017 until March 2019 when IDT was acquired by Renesas Electronics Corporation. Mr. Fan joined IDT in 1999 and held various management roles at IDT, including Vice President and General Manager of the Computing and Communications Division, Vice President and General Manager of the Interface Connectivity Division, Vice President of China Operations, Vice President and General Manager of the Memory Interface Division, General Manager of Standard Product Operations and Senior Director of Silicon Timing Solutions. Prior to joining IDT, Mr. Fan served in various engineering and management roles with Lucent Microelectronics, Mitel Semiconductor and the National Lab of Telecom Research in China.

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

John Shinn	57

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
•
If we do not keep pace with technological innovations or customers’ increasing technological requirements, we may not be able to enhance our existing products, our products may not be competitive and our revenue and operating results may suffer.
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
•
Some of our license agreements may convert from royalty generating to fully paid-up licenses at the expiration of their terms or upon certain milestones, and we may not receive royalties after that time.
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

Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, data centers, networks, artificial intelligence (“AI”), tablets, handheld devices, mobile applications, gaming and graphics, high-definition televisions, cryptography and data security. The electronics industry is intensely competitive and has been impacted by rapid technological change, short product life cycles, cyclical market patterns, price erosion and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers’ products and the financial resources of such customers. In particular, DRAM manufacturers, which make up a significant part of our revenue, are prone to significant business cycles and have suffered material losses and other adverse effects to their businesses, leading to industry consolidation from time-to-time that may result in loss of revenue under our existing license agreements or loss of target customers. Additionally, AI has been developing at a rapid pace and continues to evolve and change, especially with robust growth for AI infrastructure. We cannot predict whether the demand for AI solutions and therefore the demand for our products that support the AI ecosystem and infrastructure will continue and at what pace. The adoption of AI solutions by our customers and/or their end users may not develop in the manner or in the time periods we anticipate and, as the markets for AI solutions are still developing, demand for our products that support AI may be unpredictable and vary significantly from one period to another. If we are unable to predict the demand for AI or if we overestimate the demand for our products as a result of AI, our business may be adversely impacted. Furthermore, as a result of ongoing competition in the industries in which we operate and volatility in various economies around the world, we may achieve reduced market share, a reduced number of licenses or may experience tightening of customers’ operating budgets, difficulty or inability of our customers to pay our licensing fees, reduction in downstream demand, lengthening of the approval process for new products and licenses and consolidation among our customers. All of these factors may adversely affect the demand for our products and technologies and may cause us to experience substantial fluctuations in our operating results and financial condition.

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

We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 66% of our consolidated revenue for the year ended December 31, 2025 and 62% of our consolidated revenue for both the years ended December 31, 2024 and 2023. We expect to continue to experience significant revenue concentration for the foreseeable future. Our customers’ demand for our products may fluctuate due to factors beyond our control. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. A disruption in our relationship with any of our customers could adversely affect our business. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold or the demand for our products. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers or any significant reduction in orders from, or a shift in product mix by customers, could have a material adverse effect on our operating results and financial condition.

In addition, our license agreements are complex and some contain terms that require us to provide certain customers with the lowest royalty rate that we provide to other customers for similar technologies, volumes and schedules. These clauses may limit our ability to effectively price differently among our customers, to respond quickly to market forces or otherwise to compete on the basis of price. These clauses may also require us to reduce royalties payable by existing customers when we enter into or amend agreements with other customers. Any adjustment that reduces royalties from current customers or licensees may have a material adverse effect on our operating results and financial condition.

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

Products that do not meet their specifications or that contain, or are perceived by our customers to contain, defects could impose significant costs on us or otherwise materially adversely affect our operating results and financial condition. From time to time, we experience problems with nonconforming, defective or incompatible products after we have shipped such products. In recent periods, we have further expanded our product offerings, which could potentially increase the chance that one or more of our products could fail to meet specifications in a particular application. Our products and technologies may be deemed fully or partially responsible for functionality in our customers’ products and may result in sharing or shifting of product or financial liability from our customers to us for costs incurred by the end user as a result of our customers’ products failing to perform as specified. In addition, if our products and technologies perform critical functions in our customers’ products or are used in high-risk consumer end products, such as automotive products, our potential liability may increase. We could be adversely affected in several ways, including the following:

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

Our ability to generate significant revenue from new markets will depend on various factors, including the development and growth of these markets; the ability of our technologies and products to address the needs of these markets; the price and performance requirements of our customers and the preferences of end users; and our ability to provide our customers with products that provide advantages compared with alternative products.

Our ongoing success in these markets will require us to offer better performance alternatives to other products at competitive costs. The failure of any of these target markets to develop as we expect, or our failure to serve these markets to a significant extent, will impede the sales growth of products incorporating our technology, which could harm our operating results.

If we do not keep pace with technological innovations or customers’ increasing technological requirements, we may not be able to enhance our existing products, our products may not be competitive and our revenue and operating results may suffer.

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

Our research and development efforts with respect to new technologies may not result in customer or market acceptance. Some or all of those technologies may not successfully make the transition from the research and development stage to cost-effective production as a result of technology problems, competitive cost issues, yield problems and other factors. Even if we successfully complete a research and development effort with respect to a particular technology, our customers may decide not to introduce or may terminate products utilizing the technology for a variety of reasons, including difficulties with other suppliers of components for the products, superior technologies developed by our competitors and unfavorable comparisons of our products with these technologies, price considerations and lack of anticipated or actual market demand for the products.

Our business model continues to transform towards greater reliance on product revenue. We could experience a slowdown in our customers’ demand for our products in the near term, including if we or our customers overestimate the demand for AI-based solutions in the future; however, we anticipate our memory interface chips will contribute to continued long-term growth. If sales of our memory interface chips do not grow as anticipated, then our business could suffer as a result. Our business could be harmed if we are unable to develop and utilize new technologies that address the needs of our customers, or our competitors or customers develop and utilize new technologies, including AI, more effectively or more quickly than we can. A transition by our customers to different business models could also result in reduced revenue. We cannot guarantee that we will be successful in keeping pace with all, or any, of the customer trends. Any investments made to enhance or develop new technologies that are not successful could have an adverse effect on our operating results and financial condition.

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

The cyclical nature of the semiconductor industry has resulted in periods when demand for our products has increased or decreased rapidly. For example, we are currently experiencing increased demand for our products that is attributed to increased demand for AI-based solutions. If we overbuild inventory in a period of decreased demand, or if we expand our operations too rapidly or procure excessive resources in anticipation of increased demand for our products, including in relation to AI, and that demand does not materialize at the pace at which we expect, or declines, our operating results may be adversely affected as a result of charges related to obsolete inventory, inventory write-downs, increased operating expenses or reduced margins.

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

Some of our license agreements may convert from royalty generating to fully paid-up licenses at the expiration of their terms or upon certain milestones, and we may not receive royalties after that time.

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

Because we provide memory interface chips, among others, that are used in end products and systems, demand for our products is influenced by the demand for end products sold by our customers or via distributors. For example, we are currently experiencing increased demand for our products that is attributed to an increased demand for AI-based solutions, but we cannot predict future trends in such demand. As a result, we may have difficulty in accurately forecasting our product revenue. Our product revenue depends on the timing, scale and speed of introductions of new end products and systems, as well as the ongoing demand for existing end products and systems, that incorporate our products, all of which are intrinsically difficult to forecast. In addition, demand for our products is influenced by the ability of our customers and distributors to manage their inventory. If our customers and distributors do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers and distributors may vary significantly, and we may have difficulty forecasting our inventory levels, which could reduce our product revenue, result in inventory write offs and adversely affect our financial condition and results of operations. For these reasons, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.

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

For the years ended December 31, 2025, 2024 and 2023, revenue from our international customers constituted approximately 82%, 64% and 62%, respectively, of our total consolidated revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

We currently have international business, business development and design operations in Bulgaria, Canada, China, Finland, France, India, the Netherlands, South Korea and Taiwan. Our international operations and revenue are subject to a variety of risks that are beyond our control, including:

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
•
geopolitical instability, including changes in diplomatic and trade relationships, in particular with China and Taiwan, and potentially in Europe, South Korea, Central and South America, Israel, Iran and the Middle East;
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

Our operations and performance depend significantly on worldwide economic conditions. Current and future uncertainty in the worldwide economy due to inflation, geopolitics, major central bank policies, including interest rate changes, public health crises or other global factors, could adversely affect our business. Additionally, there is ongoing uncertainty regarding the current U.S. presidential administration’s economic and other policies, priorities and actions, such as potential changes in trade restrictions or relationships, tariffs and exchange controls, and potential retaliatory tariffs or actions by other countries, which could impact our business and the cost and/or sale of our products in any countries that are impacted. Adverse economic conditions could also affect demand for our products and our customers’ products. If our customers experience reduced demand or excess inventory as a result of global or regional economic conditions or otherwise, including as a result of changes in tariffs or trade restrictions and relationships, this could result in reduced royalties revenue and/or product sales and our business and results of operations could be harmed. Inflationary pressures and shortages have in the past increased, and may increase in the future, costs for materials, supplies and labor, which could cause our expenses to increase at a rate faster than our product pricing to recover such increases, which may further result in a material adverse effect on our business, financial condition or results of operations.

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

Attempts by others to gain unauthorized access to and disrupt our information technology systems and IP assets are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, may include (to Rambus, our customers and/or our third-party service providers), covertly introducing malware to our computers and networks and impersonating authorized users, phishing attempts and other forms of social engineering, employee or contractor malfeasance, denial of service attacks and ransomware attacks, among others. We seek to detect and investigate all security incidents impacting our systems and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. We also utilize third-party service providers to host, transmit or otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications. Our customers also often have access to and host our confidential IP and business information on their own internal and directed third-party systems. Our data, corporate systems, third-party systems and security measures and those of our customers or the third parties that support us or our services may be subject to breaches or intrusions due to the actions of outside parties, employee error, malfeasance, a combination of these or otherwise, including social engineering and employee and contractor error or malfeasance, especially as certain of our employees engage in work from home arrangements. As a result, an unauthorized party may obtain access to our systems, networks or data, including IP and confidential business information of ourselves, our customers and/or the third parties that support us. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of our customers or of third parties that support us and our services. Geopolitical tensions, instability and conflicts may increase the cybersecurity risks that we, our customers and the third parties that support us face. We and our service providers may face difficulties or delays in identifying or responding to any actual or perceived security breach or incident. The theft or other unauthorized acquisition of, unauthorized use, publication or other processing of or access to our IP and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. In the event of any security breach or incident, including any breach or incident that results in inappropriate access to, or loss, corruption, unavailability or unauthorized acquisition, disclosure or other processing of our or our customers’ confidential information or any personal information we or our third-party service providers maintain, including that of our employees, we could suffer a loss of IP or loss of data, may be subject to claims, liability and proceedings and may incur liability and otherwise suffer financial harm.

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

From time to time, we engage in acquisitions, strategic transactions, strategic investments, divestitures and potential discussions with respect thereto. For example, we divested our PHY IP group in September 2023. Many of our acquisitions or strategic investments entail a high degree of risk, including those involving new areas of technology and such investments may not become accretive for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not provide the advantages that we anticipated or generate the financial returns we expect, including if we are unable to close any pending acquisitions. For example, for any pending or completed acquisitions, we may discover unidentified issues not discovered in due diligence, and we may be subject to regulatory approvals or liabilities that are not covered by indemnification protection or become subject to litigation.

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
•
potential failure of our due diligence processes to identify significant issues with the acquired assets or company; and
•
impairment of relationships with or loss of our acquired business’ employees, vendors and customers, as a result of our acquisition or investment.

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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in the San Francisco Bay Area in the United States, Bulgaria, Canada, France, India, the Netherlands, South Korea and Taiwan. The San Francisco Bay Area is in close proximity to known earthquake fault zones and sites of recent historic wildfires. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods, droughts, extreme temperatures and similar events. Should a catastrophe disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, so any resultant work stoppage could have a negative effect on our operating results. We also rely on our network infrastructure and technology systems for operational support and business activities which are subject to physical and cyber damage, and also susceptible to other related vulnerabilities common to networks and computer systems.

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

Many of our license agreements require our customers to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. While licenses with such terms give us the right to audit books and records of our customers to verify this information, audits rarely are undertaken because they can be expensive, time consuming and potentially detrimental to our ongoing business relationship with our customers. Therefore, we typically rely on the accuracy of the reports from customers without independently verifying the information in them. Our failure to audit our customers’ books and records may result in our receiving more or less royalties revenue than we are entitled to under the terms of our license agreements. If we conduct royalty audits in the future, such audits may trigger disagreements over contract terms with our customers and such disagreements could hamper customer relations, divert the efforts and attention of our management from normal operations and impact our business operations and financial condition.

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

The Organization for Economic Cooperation and Development (“OECD”) has proposed imposing a 15% global minimum tax under the Pillar Two Model Rules (“Pillar Two”), and this proposal has been adopted or is being considered by a number of countries. Additionally, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. In January 2026, the OECD released additional Administrative Guidance introducing new permanent safe harbors, including a Simplified Effective Tax Rate Safe Harbour and a Side-by-Side Safe Harbour, that are intended to reduce compliance burdens during Pillar Two implementation. These developments may further reduce compliance requirements and clarify how U.S.-parented groups are treated under the global minimum tax framework. However, any Pillar Two tax law changes, including these two Safe Harbours, are subject to legislative enactment by foreign jurisdictions. The potential effects of Pillar Two may vary depending on the specific provisions implemented by each jurisdiction, and could affect our effective tax rate and our operating results.

In addition, many jurisdictions, including the United States, are actively considering changes to existing tax laws or have proposed or enacted new laws, such as the recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), that have or could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

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

We are subject to a variety of laws and regulations in the United States, the European Union and other jurisdictions that involve, for example, user privacy, data protection and security, content, consumer protection and “conflict minerals” disclosure. Privacy and data protection regimes implemented in the European Union, the United Kingdom, California and other jurisdictions have been enacted that include penalties for noncompliance that potentially could run into the tens of millions of dollars. Other jurisdictions, including numerous states, countries and the U.S. federal government, are also contemplating such legislation. Existing and potential future laws and regulations relating to these matters may require us to modify our practices with respect to the collection, use, disclosure and other processing of data. Existing and proposed laws and regulations relating to these matters can be costly and challenging to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs and subject us to claims or other remedies.

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

Furthermore, patent reform legislation, such as the Leahy-Smith America Invents Act, could increase the uncertainties and costs surrounding the prosecution of any patent applications and the enforcement or defense of our licensed patents. The federal courts, the USPTO, the Federal Trade Commission and the U.S. International Trade Commission have also taken certain actions and issued rulings that have been viewed as unfavorable to patentees. While we cannot predict what form any new patent reform laws or regulations may ultimately take, or what impact recent or future reforms may have on our business, any laws or regulations that restrict or negatively impact our ability to enforce our patent rights against third parties could have a material adverse effect on our business.

In addition, our patents will continue to expire according to their terms, with expected expiration dates ranging from 2026 to 2044. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations or cash flows.

Our inability to protect the IP we create and own would cause our business to suffer.

We rely primarily on a combination of license, development and nondisclosure agreements, trademark, trade secret and copyright law and contractual provisions to protect our non-patent IP rights. If we fail to protect these IP rights, our customers and others may seek to use our technology without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. The growth of our business depends in part on the use of our IP in the products of third parties and our ability to enforce IP rights against them to obtain appropriate compensation. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, if we fail or are otherwise unable to do so, our business will suffer.

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

Our common stock is listed on The Nasdaq Global Select Market under the symbol “RMBS.” The trading price of our common stock has at times experienced price volatility and may continue to fluctuate significantly in response to various factors, some of which are beyond our control. Some of these factors include:

•
any progress, or lack of progress, real or perceived, in the development or sale of products that incorporate our innovations and technology companies’ acceptance of our products, including the results of our efforts to expand into new target markets, such as those related to AI;
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
•
changes in macroeconomic conditions, increased risk of recession and geopolitical issues, including changes in diplomatic and trade relationships, in particular with China, Taiwan and Central and South America, and potentially in Europe, South Korea, Israel, Iran and the Middle East;
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

Our amended and restated certificate of incorporation and amended and restated bylaws, Delaware law and certain other agreements contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying and managing material risk from cybersecurity threats and have integrated these processes into our overall risk management systems and processes. We routinely assess potential material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems and safeguards in place to manage such risks.

Following these risk assessments, if material risks and/or gaps are identified, we will re-design, implement and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Information Security Officer who reports to our Chief Information Officer, to manage the risk assessment and mitigation process.

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

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations or financial condition, please refer to Item 1A, “Risk Factors,” in this Form 10-K.

Governance

Cybersecurity risk oversight is a key responsibility of our Board of Directors. The Board administers this responsibility directly and through its Cyber Risk Committee, which provides oversight of cybersecurity risk exposure and the Company’s cybersecurity risk management program. Management is responsible for day‑to‑day assessment and management of material cybersecurity risks.

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

Item 2. Properties

We lease our corporate headquarters in San Jose, California, occupying approximately 89,000 square feet, which includes executive, administrative, research and development, sales and marketing and service personnel. We also lease approximately 89,000 square feet of office space in India, which includes administrative, research and development and service personnel. Furthermore, we lease offices in other locations, including Canada, China, Finland, France, South Korea, the Netherlands and the United States, which include research and development and sales and marketing personnel.

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

The graph below compares the cumulative five-year total return of holders of Rambus Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Rambus Inc., the NASDAQ Composite, Index
and the RDG Semiconductor Composite Index

$600
$500
$400
$300
$200
$100
$0
12/20
12/21
12/22
12/23
12/24
12/25
Rambus Inc.
NASDAQ Composite
RDG Semiconductor Composite

$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Fiscal years ending:

	Base Period
	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Rambus Inc.	$100.00	$168.33	$205.15	$390.89	$302.75	$526.29
NASDAQ Composite	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
RDG Semiconductor Composite	$100.00	$151.13	$94.36	$190.82	$338.08	$477.05

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.

As of January 31, 2026, there were 436 holders of record of our common stock. Since many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

The following table provides information relating to repurchases of our common stock for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Cumulative shares repurchased as of September 30, 2025	14,437,037	$32.49	14,437,037	5,562,963
November 1, 2025 - November 30, 2025	14,752	$88.41	14,752	5,548,211
Cumulative shares repurchased as of December 31, 2025	14,451,789		14,451,789

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

Business Overview

Rambus is a global semiconductor company providing industry-leading chips and silicon IP for data-intensive computing systems, focusing on data center and artificial intelligence (“AI”) infrastructure.

As a pioneer with over three decades of advanced semiconductor design experience, Rambus is at the forefront of enabling the next era of AI-driven computing, addressing the critical challenges of signal and power integrity at increasingly extreme data rates in the data center, edge and client markets. We are a leader in high-performance memory subsystems, offering a balanced and diverse portfolio of products, IP and patents that maximize performance and security in computationally intensive systems.

The ongoing proliferation of AI is placing unprecedented demands on computing infrastructure, requiring massive amounts of processor performance and extremely high memory bandwidth. As workloads grow in size and diversity, system performance becomes memory bound, making the memory interface technology a critical determinant of overall throughput. This persistent gap between processor performance and memory subsystem capabilities remains one of the largest bottlenecks in high performance compute systems. In addition, power management is increasingly important to optimize system efficiency and thermals as the power-performance demands continue to rise.

Rambus is well positioned to address these challenges. Leveraging our deep expertise in memory technology and innovative architectures, we provide industry-leading memory interface chips that enable the highest bandwidth, capacity and power efficient server memory modules, maximizing memory performance and reliability for the most demanding data-intensive workloads. Beyond the data center, server-class technologies are waterfalling into client devices to bring these same benefits to end-user systems, such as AI personal computers (“PCs”).

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

Executive Summary

Our continued execution delivered strong results during fiscal year 2025, driven by increased demand for our memory interface chips and stability from our royalties revenue.

Highlights from our annual results for the year ended December 31, 2025 were as follows:

•
Revenue of $707.6 million;
•
Operating expenses of $303.0 million;
•
Diluted net income per share of $2.11; and
•
Net cash provided by operating activities of $360.0 million.

We delivered record product revenue of $347.8 million in 2025 which increased by approximately 41% as compared to 2024. We also generated record cash provided by operating activities of $360.0 million in 2025. We delivered strong execution across our memory and interface portfolio. We strengthened our leadership in DDR5 RCD and expanded the adoption of our new products. We also expanded into high-performance and AI PCs through the launch of our complete client chipset. In addition, we achieved strong customer momentum across our HBM4, GDDR7, and PCIe 7.0 digital IP families, as well as our security IP, reinforcing our position as a key enabler of next-generation data center and AI architectures. Finally, further fueling our continuous technology investment, we successfully secured and extended key patent licensing agreements, providing a strong foundation for sustained cash generation and consistent return of value to our stockholders.

Operational Highlights

Revenue Sources

The Company’s consolidated revenue is comprised of product revenue, royalties, and contract and other revenue.

Product revenue consists primarily of memory interface chips and is increasing in strategic significance. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server memory modules. Product revenue accounted for 49%, 44% and 49% of our consolidated revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

Royalties revenue is primarily derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in duration up to ten years and may define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Amlogic, Broadcom, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, Nuvoton, NVIDIA, Phison, Qualcomm, Samsung, Silicon Motion, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital and Winbond have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Additionally, from time to time, we enter into agreements to sell certain patent assets under agreements which may also include subsequent profit-sharing. The sale of these patents, as well as the subsequent profit-sharing, are included as part of our royalties revenue. Revenue from royalties accounted for 40%, 41% and 32% of our consolidated revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 11%, 15% and 19% of our consolidated revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

Costs and Expenses

Cost of product revenue mainly includes costs attributable to the sale of memory interface chip products. Cost of product revenue increased approximately $38.8 million for the year ended December 31, 2025 as compared to 2024, primarily due to higher sales volumes of our memory interface chips.

Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue remained relatively flat for the year ended December 31, 2025 as compared to 2024.

Total research and development expenses increased approximately $24.8 million for the year ended December 31, 2025 as compared to 2024. The increase was driven by continued investment in our research and development initiatives and primarily reflected higher headcount-related expenses of $18.9 million and stock-based compensation expense of $4.3 million.

Depreciation expense also increased $2.5 million. These increases were partially offset by a $2.6 million decrease in prototyping costs.

Total sales, general and administrative costs increased approximately $11.2 million for the year ended December 31, 2025 as compared to 2024. The increase was primarily driven by higher headcount-related expenses of $6.6 million and stock-based compensation expense of $4.9 million. Depreciation expense also increased $1.1 million, and sales and marketing activities increased $0.8 million. These increases were partially offset by a $2.2 million decrease in consulting expense.

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

We have a high degree of revenue concentration. Our top five customers represented 66% of our revenue in 2025 and 62% in both 2024 and 2023. The level of concentration and particular customers which account for this concentration have varied in the past and may vary in the future as a result of demand for our semiconductor products, timing of new contracts, expiration of existing contracts, as well as timing of contract expirations and renewals, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.

Our revenue from companies headquartered outside of the United States accounted for 82% of total revenue in 2025 as compared to 64% in 2024 and 62% in 2023. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is predominantly denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 7, “Segments and Major Customers,” of Notes to Consolidated Financial Statements of this Form 10-K.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected in our consolidated statements of income:

	Years Ended December 31,
	2025	2024	2023
Revenue:
Product revenue	49.1%	44.4%	48.7%
Royalties	39.5%	40.6%	32.6%
Contract and other revenue	11.4%	15.0%	18.7%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	19.0%	17.2%	18.3%
Cost of contract and other revenue	0.4%	0.5%	1.2%
Amortization of acquired intangible assets	1.0%	2.0%	2.9%
Total cost of revenue	20.4%	19.7%	22.4%
Gross profit	79.6%	80.3%	77.6%
Operating expenses:
Research and development	26.5%	29.3%	34.0%
Sales, general and administrative	16.3%	18.7%	23.5%
Amortization of acquired intangible assets	—%	0.1%	0.3%
Restructuring and other charges	—%	—%	2.0%
Gain on divestiture	—%	—%	(19.7)%
Impairment of assets	—%	0.2%	2.2%
Change in fair value of earn-out liability	—%	(0.9)%	2.0%
Total operating expenses	42.8%	47.4%	44.3%
Operating income	36.8%	32.9%	33.3%
Interest income and other income (expense), net	3.3%	3.3%	2.5%
Loss on fair value adjustment of derivatives, net	—%	—%	(0.1)%
Gain on sale of non-marketable equity security	—%	—%	5.2%
Interest expense	(0.2)%	(0.3)%	(0.3)%
Interest and other income (expense), net	3.1%	3.0%	7.3%
Income before income taxes	39.9%	35.9%	40.6%
Provision for (benefit from) income taxes	7.3%	3.6%	(31.8)%
Net income	32.6%	32.3%	72.4%

Revenue

	Years Ended December 31,			2024 to 2025	2023 to 2024
(Dollars in millions)	2025	2024	2023	Change	Change
Total Revenue:
Product revenue	$347.8	$246.8	$224.6	40.9%	9.9%
Royalties	279.4	226.2	150.1	23.5%	50.7%
Contract and other revenue	80.4	83.6	86.4	(3.8)%	(3.2)%
Total revenue	$707.6	$556.6	$461.1	27.1%	20.7%

Product Revenue

Product revenue consists primarily of revenue from the sale of memory products. Product revenue increased by approximately $101.0 million for the year ended December 31, 2025 as compared to 2024. Product revenue increased by approximately $22.2 million for the year ended December 31, 2024 as compared to 2023. The increases were due to higher sales of memory interface chips, as well as contributions from new products.

Growth in our product revenue is dependent on, among other things, our ability to continue to obtain orders from customers, develop and sell new products, maintain adequate supply in order to meet our customers’ demand and mitigate any supply chain and economic disruption.

Royalties

Royalties revenue, which includes patent and technology license royalties, increased approximately $53.2 million for the year ended December 31, 2025 as compared to 2024. Royalties revenue increased approximately $76.1 million for the year ended December 31, 2024 as compared to 2023. The increases were primarily due to the timing and structure of license agreements and renewals.

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

Contract and Other Revenue

Contract and other revenue consists of revenue from technology development projects. Contract and other revenue decreased approximately $3.2 million for the year ended December 31, 2025 as compared to 2024, due to lower revenue associated with our Silicon IP offerings. Contract and other revenue decreased approximately $2.8 million for the year ended December 31, 2024 as compared to 2023, primarily attributed to the sale of our PHY IP group in the third quarter of 2023.

We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.

Cost of Product Revenue

	Years Ended December 31,			2024 to 2025	2023 to 2024
(Dollars in millions)	2025	2024	2023	Change	Change
Cost of product revenue	$134.7	$95.9	$84.5	40.5%	13.5%

Cost of product revenue mainly includes costs attributable to the sale of memory interface chip products. Cost of product revenue increased approximately $38.8 million for the year ended December 31, 2025 as compared to 2024. Cost of product revenue increased approximately $11.4 million for the year ended December 31, 2024 as compared to 2023. The increases were primarily due to higher sales volumes of our memory interface chips.

In the near term, we expect cost of product revenue to fluctuate due to changes in product mix and the timing of orders.

Cost of Contract and Other Revenue

	Years Ended December 31,			2024 to 2025	2023 to 2024
(Dollars in millions)	2025	2024	2023	Change	Change
Cost of contract and other revenue	$2.9	$3.0	$5.4	(5.7)%	(44.0)%

Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue remained relatively flat for the year ended December 31, 2025 as compared to 2024. Cost of contract and other revenue decreased approximately $2.4 million for the year ended December 31, 2024 as compared to 2023, primarily due to lower engineering services associated with the contracts and the sale of our PHY IP group in the third quarter of 2023.

In the near term, we expect cost of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.

Research and Development Expenses

	Years Ended December 31,			2024 to 2025	2023 to 2024
(Dollars in millions)	2025	2024	2023	Change	Change
Research and development expenses
Research and development expenses, excluding stock-based compensation	$167.1	$146.6	$141.9	14.0%	3.2%
Stock-based compensation	20.6	16.3	14.9	26.0%	9.9%
Total research and development expenses	$187.7	$162.9	$156.8	15.2%	3.9%

Research and development expenses are those expenses incurred for the development of applicable technologies.

Total research and development expenses increased approximately $24.8 million for the year ended December 31, 2025 as compared to 2024. The increase was driven by continued investment in our research and development initiatives and primarily reflected higher headcount-related expenses of $18.9 million and stock-based compensation expense of $4.3 million. Depreciation expense also increased $2.5 million. These increases were partially offset by a $2.6 million decrease in prototyping costs.

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

Sales, General and Administrative Expenses

	Years Ended December 31,			2024 to 2025	2023 to 2024
(Dollars in millions)	2025	2024	2023	Change	Change
Sales, general and administrative expenses:
Sales, general and administrative expenses, excluding stock-based compensation	$82.4	$76.1	$78.6	8.2%	(3.2)%
Stock-based compensation	32.9	28.0	29.5	17.6%	(5.3)%
Total sales, general and administrative expenses	$115.3	$104.1	$108.1	10.8%	(3.7)%

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

Total sales, general and administrative costs increased approximately $11.2 million for the year ended December 31, 2025 as compared to 2024. The increase was primarily driven by higher headcount-related expenses of $6.6 million and stock-based compensation expense of $4.9 million. Depreciation expense also increased $1.1 million, and sales and marketing activities increased $0.8 million. These increases were partially offset by a $2.2 million decrease in consulting expense.

Total sales, general and administrative costs decreased approximately $4.0 million for the year ended December 31, 2024 as compared to 2023, primarily due to lower rent and facility expenses allocated to sales, general and administrative expenses of $3.8 million, stock-based compensation expense of $1.6 million, accounting and audit fees of $1.0 million and acquisition-related costs (including retention bonus expenses) of $0.8 million, offset by increases in consulting expense of $1.4 million, headcount-related expenses of $1.0 million and legal expenses of $0.7 million.

In the future, sales, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, acquisition and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period.

Amortization of Acquired Intangible Assets

	Years Ended December 31,			2024 to 2025	2023 to 2024
(Dollars in millions)	2025	2024	2023	Change	Change
Amortization of acquired intangible assets:
Amortization of acquired intangible assets included in total cost of revenue	$6.9	$11.2	$13.5	(38.6)%	(17.2)%
Amortization of acquired intangible assets included in total operating expenses	—	0.5	1.2	(100.0)%	(58.4)%
Total amortization of acquired intangible assets	$6.9	$11.7	$14.7	(41.3)%	(20.6)%

Amortization expense is related to various acquired IP.

Total amortization of acquired intangible assets decreased approximately $4.8 million for the year ended December 31, 2025 as compared to 2024. Total amortization of acquired intangible assets decreased approximately $3.0 million for the year ended December 31, 2024 as compared to 2023. The decreases in both periods were primarily due to certain intangible assets being fully amortized. Refer to Note 6, “Intangible Assets, Net” of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

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

Impairment of Assets

	Years Ended December 31,			2024 to 2025	2023 to 2024
(Dollars in millions)	2025	2024	2023	Change	Change
Impairment of assets	$—	$1.1	$10.0	(100.0)%	(89.3)%

During the year ended December 31, 2024, we recorded a charge of approximately $1.1 million in our Consolidated Statement of Income of this Form 10-K, related to the write-off of certain fixed assets no longer in use and for which we determined they had no alternate economic use.

Concurrent with the sale of our PHY IP group to Cadence, we recorded a charge of approximately $10.0 million in our Consolidated Statement of Income for the year ended December 31, 2023. The charge was primarily related to the accelerated amortization of software licenses that were not directly part of the PHY IP disposal group, but where acceleration was warranted due to the lower headcount and corresponding excess capacity for such licenses. Refer to Note 20, “Divestiture,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Change in Fair Value of Earn-Out Liability

	Years Ended December 31,			2024 to 2025	2023 to 2024
(Dollars in millions)	2025	2024	2023	Change	Change
Change in fair value of earn-out liability	$—	$(5.0)	$9.2	(100.0)%	(154.6)%

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

During the years ended December 31, 2024 and 2023, we remeasured the fair value of the earn-out liability, which resulted in a reduction of $5.0 million and additional expense of $9.2 million, respectively, in our Consolidated Statements of Income of this Form 10-K. The final earn-out was achieved in the third quarter of 2024 and fully paid during the fourth quarter of 2024.

Interest and Other Income (Expense), Net

	Years Ended December 31,			2024 to 2025	2023 to 2024
(Dollars in millions)	2025	2024	2023	Change	Change
Interest income and other income (expense), net	$23.1	$18.5	$11.3	25.3%	62.9%
Loss on fair value adjustment of derivatives, net	—	—	(0.2)	NM*	100.0%
Gain on sale of non-marketable equity security	—	—	23.9	NM*	(100.0)%
Interest expense	(1.4)	(1.4)	(1.5)	(3.0)%	(5.0)%
Interest and other income (expense), net	$21.7	$17.1	$33.5	27.6%	(49.2)%

* NM — percentage is not meaningful

Interest income and other income (expense), net, includes interest income from our investment portfolio and from the significant financing component of licensing agreements, as well as any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies. For the years ended December 31, 2025, 2024 and 2023, interest income and other income (expense), net, consisted primarily of interest income from our investment portfolio.

We made an investment in a non-marketable equity security of a private company in 2018. We accounted for this investment under the equity method of accounting and recorded our share of the income (loss). During the fourth quarter of 2023, we sold our 25% ownership share in the equity investment for approximately $25.0 million, which was included, net of withholding taxes paid, in prepaid and other current assets in our Consolidated Balance Sheet as of December 31, 2023. We recognized a net gain of approximately $23.9 million related to the sale in our Consolidated Statement of Income for the year ended December 31, 2023 after offsetting $1.1 million of transaction costs from the $25.0 million selling price. Refer to Note 9, “Fair Value of Financial Instruments,” of Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Interest expense consists primarily of interest expense associated with long-term software licenses for the years ended December 31, 2025, 2024 and 2023.

Interest expense remained flat for the years ended December 31, 2025, 2024 and 2023.

Provision for (Benefit from) Income Taxes

	Years Ended December 31,			2024 to 2025	2023 to 2024
(Dollars in millions)	2025	2024	2023	Change	Change
Provision for (benefit from) income taxes	$51.5	$20.2	$(146.7)	154.7%	(113.8)%
Effective tax rate	18.3%	10.1%	(78.4)%

Our effective tax rate for the year ended December 31, 2025 differed from the U.S. statutory rate primarily due to foreign tax credits and the tax effect of stock-based compensation, partially offset by foreign withholding taxes.

Our effective tax rate for the year ended December 31, 2024 differed from the U.S. statutory rate primarily due to foreign-derived intangible income deductions and the tax effect of stock-based compensation.

We recorded a provision for income taxes of $51.5 million for the year ended December 31, 2025, which was primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2025, including withholding taxes, offset by tax benefits from excess stock-based compensation deductions, research and development tax credits and foreign tax credits. Our provision for income taxes for the year ended December 31, 2025 includes the impact from the tax legislation, referred to as the One Big Beautiful Bill Act (“OBBBA”), which was enacted in the third quarter of 2025 and is further discussed below. For the year ended December 31, 2025, we paid withholding taxes of $22.0 million.

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

Upon considering the relative impact of all evidence during 2025, both negative and positive and the weight accorded to each, we concluded that it was more likely than not that the majority of our deferred tax assets would be realizable, with the exception of primarily our California research and development credits that have not met the “more likely than not” realization threshold criteria. As a result, we continue to maintain a valuation allowance on only those deferred tax assets that we do not think will be realizable.

We have U.S. federal deferred tax assets related to research and development credits, foreign tax credits and other tax attributes that can be used to offset U.S. federal taxable income in future periods. These credit carryforwards will expire if they are not used within certain time periods. It is possible that some or all of these attributes could ultimately expire unused.

On July 4, 2025, the United States enacted federal tax legislation commonly referred to as the OBBBA. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, there was an increase to our tax expense, primarily related to changes in the taxation of profits derived from foreign operations and, more specifically, a lower foreign-derived intangible income deduction. We project our effective tax rate to decrease in 2026 due to the impact from the new tax legislation, particularly related to the foreign-derived intangible income deduction.

On September 18, 2025, the South Korean Supreme Court ruled that the use of any patents in South Korea constitutes domestic source income under the South Korea–U.S. Tax Treaty, even if such patents are not registered with the patent office in South Korea. Based on this ruling, patent license royalties are subject to South Korean withholding tax if the patents are used in South Korea. As a result of this ruling, we determined that it is not more likely than not that withholding taxes paid in South Korea are recoverable. Consequently, we recorded an uncertain tax position reserve on the $82.7 million of outstanding refund claims relating to the period from the fourth quarter of 2018 through the third quarter of 2023, reducing the previously recorded long-term taxes receivable for these refund claims to zero, as we determined it is not more likely than not that the withholding taxes paid in South Korea are recoverable. We also removed the $32.2 million long-term taxes receivable previously recorded for withholding taxes paid during the fourth quarter of 2023 through the second quarter of 2025. As a result, the total long-term taxes receivable balance of $114.9 million, excluding interest, was reduced to zero in the third quarter of 2025. Consequently, the related long-term taxes payable of $114.9 million, excluding interest, was also reduced to zero, resulting in zero tax expense impact.

Liquidity and Capital Resources

(In millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$182.8	$99.8
Marketable securities	579.0	382.0
Total cash, cash equivalents and marketable securities	$761.8	$481.8

	Years Ended December 31,
(In millions)	2025	2024	2023
Net cash provided by operating activities	$360.0	$230.6	$195.8
Net cash used in investing activities	$(223.1)	$(56.7)	$(57.4)
Net cash used in financing activities	$(54.4)	$(168.0)	$(169.6)

Liquidity

We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents are in the United States. Our cash needs for the year ended December 31, 2025 were funded primarily from cash collected from our customers.

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

To provide us with more flexibility in returning capital to our stockholders, on October 29, 2020, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the years ended December 31, 2025, 2024 and 2023, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed in the “Share Repurchase Program” section below.

Operating Activities

Cash provided by operating activities of $360.0 million for the year ended December 31, 2025 was primarily attributable to the cash generated from product sales, customer licensing and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2025 primarily included increases in accounts payable, income taxes payable, deferred revenue, and accrued salaries and benefits and other liabilities, offset by increases in accounts receivable, income taxes receivable, and prepaids and other current assets. Additionally, changes in operating assets and liabilities excludes the impact of the non-cash write-down of income taxes receivable and offsetting income taxes payable of $118.9 million (including interest) related to South Korea withholding taxes as discussed in “Provision for (Benefit from) Income Taxes” section above.

Cash provided by operating activities of $230.6 million for the year ended December 31, 2024 was primarily attributable to cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2024 primarily included decreases in unbilled receivables, prepaids and other current assets and an increase in income taxes payable, offset by increases in accounts receivable, inventories and income taxes receivable.

Cash provided by operating activities of $195.8 million for the year ended December 31, 2023 was primarily attributable to cash generated from customer licensing, product sales and engineering services fees. Changes in operating assets and liabilities for the year ended December 31, 2023 primarily included a decrease in unbilled receivables and an increase in other current liabilities, offset by increases in income taxes receivable, accounts receivable, inventories, prepaids and other assets, as well as decreases in income taxes payable, accounts payable, deferred revenue and accrued salaries and benefits.

Investing Activities

Cash used in investing activities of $223.1 million for the year ended December 31, 2025 consisted of purchases of available-for-sale marketable securities of $666.3 million and $26.8 million paid to acquire property and equipment, offset by proceeds from the maturities of available-for-sale marketable securities of $470.0 million.

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

Financing Activities

Cash used in financing activities of $54.4 million for the year ended December 31, 2025 was primarily due to $41.9 million in payments of taxes related to net share settlement of equity awards, $12.3 million paid under installment payment arrangements to acquire fixed assets and an aggregate payment of $7.1 million as part of our share repurchases in 2025, offset by $6.9 million in proceeds from the issuance of common stock under equity incentive plans.

Cash used in financing activities of $168.0 million for the year ended December 31, 2024 was primarily due to an aggregate payment of $113.3 million as part of our 2024 ASR program and the 2023 Buying Plan (includes $0.2 million in fees related to the ASR program), $41.3 million in payments of taxes related to net share settlement of equity awards and $16.4 million paid under installment payment arrangements to acquire fixed assets, offset by $5.5 million in proceeds from the issuance of common stock under equity incentive plans.

Cash used in financing activities of $169.6 million for the year ended December 31, 2023 was primarily due to an aggregate payment of $100.5 million as part of our 2020 Repurchase Program (includes $100.3 million related to the 2023 ASR program and $0.2 million related to the 2023 Buying Plan), $38.3 million in payments of taxes related to net share settlement of equity awards, $16.2 million paid under installment payment arrangements to acquire fixed assets, $10.7 million paid for the retirement of the remaining outstanding warrants, $10.4 million in aggregate principal amount paid upon maturity of the remaining outstanding 2023 Notes, offset by $9.0 million in proceeds from the issuance of common stock under equity incentive plans.

Contractual Obligations

As of December 31, 2025, our material contractual obligations were as follows:

(In thousands)	Total	2026	2027	2028
Contractual obligations (1) (2)
Software licenses (3)	$40,090	$17,088	$16,230	$6,772
Other contractual obligations	138	138	—	—
Total	$40,228	$17,226	$16,230	$6,772

(1)
The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $25.7 million, including $24.3 million recorded as a reduction of long-term deferred tax assets and $1.4 million in long-term income taxes payable as of December 31, 2025.
(2)
For our lease commitments as of December 31, 2025, refer to Note 10, “Leases,” of Notes to Consolidated Financial Statements of this Form 10-K.
(3)
We have commitments with various software vendors for agreements generally having terms longer than one year.

Share Repurchase Programs

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

On August 10, 2023, we entered into the 2023 ASR Program with Royal Bank of Canada (“RBC”) (the “2023 ASR Program”). Under the 2023 ASR Program, we pre-paid to RBC the $100.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 1.6 million shares of our common stock from RBC on August 11, 2023, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. On September 22, 2023, the accelerated share repurchase program was completed and we received an additional 0.2 million shares of our common stock, which were retired, as the final settlement of the 2023 ASR Program.

On February 29, 2024, we entered into the 2024 ASR Program with RBC (the “2024 ASR Program”). Under the 2024 ASR Program, we pre-paid to RBC the $50.0 million purchase price for our common stock and, in turn, we received an initial delivery of approximately 0.7 million shares of our common stock from RBC on March 1, 2024, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to our stock. On March 18, 2024, the accelerated share repurchase program was completed and we received an additional 0.1 million shares of our common stock, which were retired, as the final settlement of the 2024 ASR Program.

On November 2, 2023, we entered into a share repurchase plan (the “2023 Buying Plan”) with RBC Capital Markets, LLC (“RBCCM”). Under the 2023 Buying Plan, RBCCM commenced purchases for a 12-month period starting on November 2, 2023 and ending on November 1, 2024, with a provision to terminate sooner pursuant to the 2023 Buying Plan (the “Repurchase Period”). During the Repurchase Period, RBCCM was authorized to purchase an aggregate amount of $50.0 million of our common stock, and its execution was dependent on our stock price reaching certain levels. Share repurchases could not exceed $25.0 million in a quarter. During the year ended December 31, 2023, an immaterial amount of shares was repurchased, retired and recorded as a reduction to stockholders’ equity. During the first quarter of 2024, the 2023 Buying Plan was amended and as a result, no purchases were made from the 2023 Buying Plan during the period from March 1, 2024 to March 28, 2024, while the 2024 ASR Program was in effect. During the third quarter of 2024, the 2023 Buying Plan was further amended to allow RBCCM to purchase an aggregate amount of $100.0 million of our common stock during the Repurchase Period, not to exceed $50.0 million in a quarter. The execution of share repurchases was dependent on our stock price reaching certain levels. During the year ended December 31, 2024, we repurchased approximately 1.4 million shares for approximately $63.1 million as part of the 2023 Buying Plan, which were retired and recorded as a reduction to stockholders’ equity.

During the year ended December 31, 2025, we entered into share repurchase plans (the “2025 Buying Plans”) with Mizuho Securities USA, LLC (“Mizuho”), pursuant to which Mizuho may repurchase shares of our common stock from February 6, 2025 through March 31, 2026, with provisions to terminate sooner. The execution of share repurchases is dependent on our stock price reaching certain levels. During the year ended December 31, 2025, we repurchased 0.1 million shares for approximately $7.1 million as part of the 2025 Buying Plans, which were retired and recorded as a reduction to stockholders’ equity.

As of December 31, 2025, there remained an outstanding authorization to repurchase approximately 5.5 million shares of our outstanding common stock under the 2020 Repurchase Program.

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

Our revenue consists of product, royalties and contract and other revenue. Products primarily consist of memory interface chips sold directly and indirectly to module manufacturers and OEMs worldwide through multiple channels, including our direct sales force and distributors. Royalties revenue consists of patent and technology license royalties. Contract and other revenue consists of software license fees, engineering fees associated with integration of our technology solutions into our customers’ products and support and maintenance fees.

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

Royalties Revenue

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

•
For fixed-fee arrangements (including arrangements that include minimum guaranteed amounts), we recognize revenue upon control over the underlying IP use right transferring to the licensee, net of the effect of significant financing components calculated using customer-specific, risk-adjusted lending rates typically ranging between 5% and 10%, with the related interest income recognized over time on an effective rate basis. Where a licensee has the contractual right to terminate a fixed-fee arrangement for convenience without any substantive penalty payable upon such termination, we recognize revenue for the duration of the contract in which the parties have present enforceable rights and obligations.
•
For variable arrangements, we recognize revenue based on an estimate of the licensee’s sale or usage of the IP during the periods the sale or usage occur, typically quarterly, with a true-up recorded, if required, when we receive the actual royalty report from the licensee.
•
We recognize license renewal revenue commencing with the start of the renewal period.

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

Significant Judgments

We apply significant judgment when determining the amount and timing of revenue from our contracts with customers, based on our estimate of the man-months necessary for completing development and customization services. We have adequate tools and controls in place, and substantial experience and expertise in timely and accurately tracking man-months incurred in completing customization and other professional services, and quantifying significant changes in estimates.

We recognize revenue on variable fee licensing arrangements on the basis of estimated sales and usage, which we then adjust to actual results when we receive the final related reports from our customers.

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

When goodwill is assessed for impairment, we have the option to perform an assessment of qualitative factors of impairment (optional assessment) prior to necessitating a quantitative impairment test. Should the optional assessment be used for any given year, qualitative factors to consider for a reporting unit include: cost factors; financial performance; legal, regulatory, contractual, political, business or other factors; entity specific factors; industry and market considerations; macroeconomic conditions; and other relevant events and factors affecting the reporting unit. If we determine in the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. For a reporting unit tested using a quantitative approach, we compare the fair value of the reporting unit with the carrying amount of the reporting unit, including goodwill. The fair value of the reporting unit is estimated using an income approach.

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

Intangible Assets

Intangible assets are comprised of existing technology, customer contracts and contractual relationships, and other finite-lived and indefinite-lived intangible assets. Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable finite-lived intangible assets are amortized over the period of estimated benefit using the straight-line method, with estimated useful lives ranging from six months to ten years.

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

As of December 31, 2025, our Consolidated Balance Sheet included net deferred tax assets, before valuation allowance, of approximately $132.6 million, which consists of net operating loss carryovers, tax credit carryovers, capitalized research, amortization, employee stock-based compensation expenses, certain liabilities and certain assets. As of December 31, 2025, we have a valuation allowance of $29.0 million, resulting in net deferred tax assets of $103.6 million.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realizability of our net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. Our position on the realizability of our net deferred tax assets has not changed based on our review of all available evidence for 2024 and 2025.

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

The calculation of our tax liabilities involves uncertainties in the application of complex tax regulations. Although ASC 740, “Income Taxes,” provides further clarification on the accounting for uncertainty in income taxes, significant judgment is required by us. If the ultimate resolution of tax uncertainties is different from what is currently estimated, it could materially affect income tax expense.

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

Our policy specifically prohibits trading securities for the sole purpose of realizing trading profits, however we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss. Similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of December 31, 2025, we had an investment portfolio of fixed income marketable securities of $694.0 million, including cash equivalents and time deposits. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of December 31, 2025, the fair value of the portfolio would decline by approximately $3.6 million. Actual results may differ materially from this sensitivity analysis.

We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk, other than as noted in the paragraph below. Our overseas operations consist primarily of international business operations in France, the Netherlands and the United Kingdom, design centers in Bulgaria, Canada, India and Finland, business development and operations activities in South Korea and Taiwan and business development activities in China. We monitor our foreign currency exposure. As of December 31, 2025, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

i.
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;
ii.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
iii.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting for the year ended December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Title	Adopted or Terminated	Adoption Date	Expiration Date	Total Number of Shares of Common Stock Sold or to be Sold
Luc Seraphin	President and Chief Executive Officer	Adopted	November 11, 2025	November 11, 2026	Up to 139,621
Meera Rao	Director	Adopted	November 14, 2025	November 14, 2027	11,510
Desmond M. Lynch	Senior Vice President, Finance and Chief Financial Officer	Adopted	November 19, 2025	May 19, 2026	5,859
John Shinn	Senior Vice President and General Counsel	Adopted	December 2, 2025	June 2, 2026	Up to 17,276

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The information under the heading “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated herein by reference.

Item 11. Executive Compensation

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information responsive to this item is incorporated herein by reference to our Proxy Statement for our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Rambus Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Rambus Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over revenue

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company’s revenue is generated from contracts with customers and is mainly comprised of product revenue, royalties, and contract and other revenue. The Company’s process to account for and recognize revenue differs across revenue streams. The Company recorded $707.6 million of total revenue for the year-ended December 31, 2025.

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

February 18, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rambus Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows of Rambus Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 23, 2024, except for the change in the manner in which the Company accounts for segments discussed in Note 3 to the consolidated financial statements, as to which the date is February 24, 2025.

We served as the Company’s auditor from 1991 to 2024.

RAMBUS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except shares and per share amounts)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$182,826	$99,775
Marketable securities	579,005	382,023
Accounts receivable	137,476	122,813
Unbilled receivables	25,209	25,070
Inventories	44,098	44,634
Prepaids and other current assets	20,202	15,942
Total current assets	988,816	690,257
Intangible assets, net	10,171	17,059
Goodwill	286,812	286,812
Property and equipment, net	113,051	75,509
Operating lease right-of-use assets	17,112	21,454
Deferred tax assets	105,542	136,466
Income taxes receivable	3,282	109,947
Other assets	4,759	5,632
Total assets	$1,529,545	$1,343,136
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,915	$18,522
Accrued salaries and benefits	22,044	19,193
Deferred revenue	29,980	19,903
EDA tools software licenses liability	14,884	8,438
Operating lease liabilities	6,310	5,617
Other current liabilities	11,441	10,139
Total current liabilities	120,574	81,812
Long-term operating lease liabilities	18,671	24,534
Long-term income taxes payable	1,393	109,383
Long-term EDA tools software licenses liability	20,908	1,588
Other long-term liabilities	3,574	5,127
Total liabilities	165,120	222,444
Commitments and contingencies (Notes 10, 13 and 19)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; Issued and outstanding: 107,781,863 shares as of December 31, 2025 and 106,843,112 shares as of December 31, 2024	108	107
Additional paid in capital	1,287,646	1,275,505
Retained earnings (accumulated deficit)	76,795	(153,660)
Accumulated other comprehensive loss	(124)	(1,260)
Total stockholders’ equity	1,364,425	1,120,692
Total liabilities and stockholders’ equity	$1,529,545	$1,343,136

Refer to Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
Revenue:
Product revenue	$347,754	$246,815	$224,632
Royalties	279,378	226,172	150,110
Contract and other revenue	80,498	83,637	86,375
Total revenue	707,630	556,624	461,117
Cost of revenue:
Cost of product revenue	134,681	95,875	84,495
Cost of contract and other revenue	2,856	3,028	5,403
Amortization of acquired intangible assets	6,878	11,204	13,524
Total cost of revenue	144,415	110,107	103,422
Gross profit	563,215	446,517	357,695
Operating expenses:
Research and development	187,708	162,881	156,827
Sales, general and administrative	115,289	104,094	108,149
Amortization of acquired intangible assets	—	506	1,217
Restructuring and other charges	—	—	9,368
Gain on divestiture	—	—	(90,784)
Impairment of assets	—	1,071	10,045
Change in fair value of earn-out liability	—	(5,044)	9,234
Total operating expenses	302,997	263,508	204,056
Operating income	260,218	183,009	153,639
Interest income and other income (expense), net	23,111	18,450	11,327
Loss on fair value adjustment of derivatives, net	—	—	(240)
Gain on sale of non-marketable equity security	—	—	23,924
Interest expense	(1,373)	(1,416)	(1,490)
Interest and other income (expense), net	21,738	17,034	33,521
Income before income taxes	281,956	200,043	187,160
Provision for (benefit from) income taxes	51,501	20,222	(146,744)
Net income	$230,455	$179,821	$333,904
Net income per share:
Basic	$2.14	$1.67	$3.09
Diluted	$2.11	$1.65	$3.01
Weighted-average shares used in per share calculations:
Basic	107,548	107,438	108,183
Diluted	109,235	109,041	110,889

Refer to Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2025	2024	2023
Net income	$230,455	$179,821	$333,904
Other comprehensive income (loss):
Foreign currency translation adjustment	404	(230)	282
Unrealized gain on marketable securities, net of tax	732	239	3,412
Total comprehensive income	$231,591	$179,830	$337,598

Refer to Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
(In thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
Balances as of December 31, 2022	107,610	$108	$1,297,408	$(513,256)	$(4,963)	$779,297
Net income	—	—	—	333,904	—	333,904
Foreign currency translation adjustment	—	—	—	—	282	282
Unrealized gain on marketable securities, net of tax	—	—	—	—	3,412	3,412
Common stock issued under employee stock plans, net of withholding taxes	1,698	1	(29,379)	—	—	(29,378)
Repurchase and retirement of common stock under repurchase program	(1,859)	(1)	(5,783)	(94,742)	—	(100,526)
Stock-based compensation	—	—	45,011	—	—	45,011
Issuance of common stock in connection with the payments of year 1 and year 2 earn-out related to the PLDA Group acquisition	405	—	16,556	—	—	16,556
Issuance of common stock in connection with the maturity of the convertible senior notes related to the settlement of the in-the-money conversion feature of the convertible senior notes	284	—	—	—	—	—
Exercise of the convertible senior note hedges in connection with the conversion of convertible senior notes and retirement of the corresponding shares	(284)	—	11,440	(11,440)	—	—
Retirement of warrants	—	—	(10,457)	—	—	(10,457)
Balances as of December 31, 2023	107,854	108	1,324,796	(285,534)	(1,269)	1,038,101
Net income	—	—	—	179,821	—	179,821
Foreign currency translation adjustment	—	—	—	—	(230)	(230)
Unrealized gain on marketable securities, net of tax	—	—	—	—	239	239
Common stock issued under employee stock plans, net of withholding taxes	1,023	1	(35,876)	—	—	(35,875)
Repurchase and retirement of common stock under repurchase program (includes excise tax)	(2,211)	(2)	(65,750)	(47,947)		(113,699)
Stock-based compensation	—	—	44,879	—	—	44,879
Issuance of common stock in connection with the payment of year 3 earn-out related to the PLDA Group acquisition	177	—	7,456	—	—	7,456
Balances as of December 31, 2024	106,843	107	1,275,505	(153,660)	(1,260)	1,120,692
Net income	—	—	—	230,455	—	230,455
Foreign currency translation adjustment	—	—	—	—	404	404
Unrealized gain on marketable securities, net of tax	—	—	—	—	732	732
Common stock issued under employee stock plans, net of withholding taxes	1,060	1	(35,012)	—	—	(35,011)
Repurchase and retirement of common stock under repurchase program	(121)	—	(7,114)	—	—	(7,114)
Stock-based compensation	—	—	54,267	—	—	54,267
Balances as of December 31, 2025	107,782	$108	$1,287,646	$76,795	$(124)	$1,364,425

Refer to Notes to Consolidated Financial Statements

RAMBUS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$230,455	$179,821	$333,904
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	54,267	44,880	45,011
Depreciation	35,111	30,980	33,687
Amortization of intangible assets	6,878	11,710	14,741
Loss on fair value adjustment of derivatives, net	—	—	240
Deferred income taxes	29,590	(9,875)	(145,350)
Gain on divestiture	—	—	(90,784)
Gain on sale of non-marketable equity security	—	—	(23,924)
Impairment of assets	—	1,071	10,045
Change in fair value of earn-out liability	—	(5,044)	9,234
Other	73	15	648
Change in operating assets and liabilities, net of effects of disposition:
Accounts receivable	(14,653)	(39,835)	(28,931)
Unbilled receivables	666	26,191	93,796
Prepaid expenses and other assets	(3,992)	(5,500)	2,763
Inventories	536	(8,480)	(15,254)
Income taxes receivable(1)	(12,280)	(21,179)	(87,704)
Accounts payable	11,397	580	(5,768)
Accrued salaries and benefits and other liabilities	6,548	571	41
Income taxes payable(1)	11,233	26,275	59,643
Deferred revenue	9,743	3,774	(5,048)
Operating lease liabilities	(5,553)	(5,356)	(5,204)
Net cash provided by operating activities	360,019	230,599	195,786
Cash flows from investing activities:
Purchases of property and equipment	(26,842)	(30,697)	(23,240)
Purchases of marketable securities	(666,294)	(415,374)	(434,155)
Maturities of marketable securities	470,026	280,829	175,854
Proceeds from sale of marketable securities	—	85,722	117,798
Proceeds from sale of non-marketable equity security	—	22,796	—
Proceeds from divestiture	—	—	106,347
Net cash used in investing activities	(223,110)	(56,724)	(57,396)
Cash flows from financing activities:
Proceeds received from issuance of common stock under employee stock plans	6,859	5,465	8,950
Payments of taxes related to net share settlement of equity awards	(41,870)	(41,340)	(38,328)
Payments under installment payment arrangements	(12,289)	(16,350)	(16,192)
Payments for settlement and repurchase of convertible senior notes	—	—	(10,381)
Payments for settlement of warrants	—	—	(10,697)
Payment of deferred purchase consideration from acquisition	—	(2,450)	(2,450)
Repurchase and retirement of common stock, including prepayment under accelerated share repurchase program in 2024 and 2023	(7,114)	(113,312)	(100,525)
Net cash used in financing activities	(54,414)	(167,987)	(169,623)
Effect of exchange rate changes on cash and cash equivalents	556	(880)	306
Net increase (decrease) in cash and cash equivalents	83,051	5,008	(30,927)
Cash, cash equivalents and restricted cash at beginning of year (2)	99,775	94,767	125,694
Cash and cash equivalents	$182,826	$99,775	$94,767

(1) Excludes non-cash write-down of income taxes receivable and release of income taxes payable of $118.9 million, including interest, related to South Korea withholding taxes in 2025. Refer to Note 18, “Income Taxes.”

(2) Includes a restricted cash balance of approximately $0.4 million as of December 31, 2022.

	Years Ended December 31,
(In thousands)	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$73
Income taxes, net of refunds	$24,992	$27,132	$25,932
Non-cash investing and financing activities:
Property and equipment received and accrued in accounts payable and other liabilities	$15,345	$3,935	$21,768
Issuance of common stock in connection with the payments of earn-out related to the PLDA Group acquisition	$—	$7,456	$16,556
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$—	$4,799	$1,690

Refer to Notes to Consolidated Financial Statements

RAMBUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company

Rambus Inc. (“Rambus” or the “Company”) was incorporated in California in March 1990 and reincorporated in Delaware in March 1997. Rambus is a global semiconductor company providing industry-leading chips and silicon intellectual property (“IP”) for data-intensive computing systems, focusing on data center and artificial intelligence (“AI”) infrastructure.

With over three decades of advanced semiconductor design experience, the Company is at the forefront of enabling the next era of AI-driven computing, addressing the critical challenges of signal and power integrity at increasingly extreme data rates in the data center, edge and client markets. The Company is a leader in high-performance memory subsystems, offering a balanced and diverse portfolio of product, IP and patents that maximize performance and security in computationally intensive systems.

The Company provides industry-leading memory interface chips that enable the highest bandwidth, capacity and power efficient server memory modules, maximizing memory performance and reliability for the most demanding data-intensive workloads. Beyond the data center, server-class technologies are waterfalling into client devices to bring these same benefits to end-user systems, such as AI personal computers (“PCs”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

systematically enforced. For certain contracts, the Company utilizes the residual approach to estimate standalone selling prices primarily for service offerings sold to customers at highly variable pricing.

The Company’s revenue consists of product, royalties and contract and other revenue. Products primarily consist of memory interface chips sold directly and indirectly to module manufacturers and OEMs worldwide through multiple channels, including its direct sales force and distributors. Royalties revenue consists of patent and technology license royalties. Contract and other revenue consists of software license fees, engineering fees associated with integration of the Company’s technology solutions into its customers’ products and support and maintenance fees.

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

Royalties Revenue

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

•
For fixed-fee arrangements (including arrangements that include minimum guaranteed amounts), the Company recognizes revenue upon control over the underlying IP use right transferring to the licensee, net of the effect of significant financing components calculated using customer-specific, risk-adjusted lending rates typically ranging between 5% and 10%, with the related interest income recognized over time on an effective rate basis. Where a licensee has the contractual right to terminate a fixed-fee arrangement for convenience without any substantive penalty payable upon such termination, the Company recognizes revenue for the duration of the contract in which the parties have present enforceable rights and obligations.
•
For variable arrangements, the Company recognizes revenue based on an estimate of the licensee’s sale or usage of the IP during the periods the sale or usage occur, typically quarterly, with a true-up recorded, if required, when the Company receives the actual royalty report from the licensee.
•
The Company recognizes license renewal revenue commencing with the start of the renewal period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company recognizes revenue on variable fee licensing arrangements on the basis of estimated sales and usage, which the Company then adjusts to actual results when it receives the final related reports from its customers.

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

Leases

The Company leases office space, domestically and internationally, under operating leases. The Company’s leases have remaining lease terms generally between one year and seven years. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities and long-term operating lease liabilities in the Company’s Consolidated Balance Sheets. The Company does not have any finance leases. The Company determines if an arrangement is a lease, or contains a lease, at inception. The Company assesses all relevant facts and circumstances in making the determination of the existence of a lease. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments and uses the implicit rate when readily determinable. Many of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company does not separate non-lease components from lease components. Operating lease costs are included in research and development and selling, general and administrative costs in the Company’s Consolidated Statements of Income.

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

When goodwill is assessed for impairment, the Company has the option to perform an assessment of qualitative factors of impairment (optional assessment) prior to necessitating a quantitative impairment test. Should the optional assessment be used for any given year, qualitative factors to consider for a reporting unit include: cost factors; financial performance; legal, regulatory, contractual, political, business or other factors; entity specific factors; industry and market considerations; macroeconomic conditions; and other relevant events and factors affecting the reporting unit. If the Company determines in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. For a reporting unit tested using a quantitative approach, the Company compares the fair value of the reporting unit with the carrying amount of the reporting unit, including goodwill. The fair value of the reporting unit is estimated using an income approach.

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

The Company performed its annual goodwill impairment analysis as of December 31, 2025 and determined that there was no impairment of its goodwill. For the years ended December 31, 2024 and 2023, the Company did not recognize any goodwill impairment charges.

Intangible Assets

Intangible assets are comprised of existing technology, customer contracts and contractual relationships, and other finite-lived and indefinite-lived intangible assets. Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable finite-lived intangible assets are amortized over the period of estimated benefit using the straight-line method, with estimated useful lives ranging from six months to ten years.

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

Finite-Lived Asset Impairment

The Company evaluates finite-lived assets (including property and equipment and intangible assets) for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset group and its eventual disposition. The Company’s estimates of future cash flows attributable to its asset groups require significant judgment based on its historical and anticipated results and are subject to many factors. Factors that the Company considers important which could trigger an impairment review include significant negative industry or economic trends, significant loss of clients and significant changes in the manner of its use of the acquired assets or the strategy for its overall business.

When the Company determines that the carrying value of an asset group may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures the potential impairment based on a projected discounted cash flow method using a discount rate determined by the Company to be commensurate with the risk inherent in the Company’s current business model. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. The impairment charge is recorded to reduce the pre-impairment carrying amount of the assets based on the relative carrying amount of those assets, though not to reduce the carrying amount of an asset below its fair value. Different assumptions and judgments could materially affect the calculation of the fair value of the assets. During 2025, 2024 and 2023, the Company did not recognize any impairment of its finite-lived and indefinite-lived assets, except as described in Note 20, “Divestiture.”

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

In addition, the calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax regulations. As a result, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in its tax return. The company recognizes the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position.

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

The Company does not have any financial assets or liabilities in Level 3 as of December 31, 2025 and 2024. Refer to Note 9, “Fair Value of Financial Instruments,” for additional information.

The carrying value of cash equivalents, accounts receivable and accounts payable approximate their fair values due to their relatively short maturities as of December 31, 2025 and 2024.

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

The Company’s non-financial assets, such as goodwill, intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company’s equity method investments were initially recognized at cost, and the carrying amount was increased or decreased to recognize the Company’s share of the profit or loss of the investee after the date of acquisition. The Company’s share of the investee’s profit or loss was recognized in interest and other income (expense), net in the Company’s Consolidated Statements of Income. Distributions received from an investee reduced the carrying amount of the investment.

Research and Development

Costs incurred in research and development, which include engineering expenses, such as salaries and related benefits, stock-based compensation, depreciation, professional services and overhead expenses related to the general development of the Company’s products, are expensed as incurred.

Computation of Earnings Per Share

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Other comprehensive income (loss), net of tax, is presented in the Consolidated Statements of Comprehensive Income.

Credit Concentration

As of December 31, 2025 and 2024, the Company’s cash, cash equivalents and marketable securities were invested with various financial institutions in the form of corporate bonds, commercial paper and notes, money market funds, time deposits, U.S. Treasuries and U.S. Government Agencies. The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company places its investments with high-credit issuers and, by investment policy, attempts to limit the amount of credit exposure to any one issuer. As stated in the Company’s investment policy, it will ensure the safety and preservation of the Company’s invested funds by limiting default risk and market risk. The Company has certain investments denominated in foreign currencies and therefore is subject to foreign exchange risk from these assets. The Company holds cash, cash equivalents and marketable securities in excess of federally insured limits.

The Company mitigates default risk by investing in high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to enable portfolio liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Translation and Re-Measurement

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive gain (loss) in the Company’s Consolidated Statements of Stockholders’ Equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency re-measure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and non-monetary assets and liabilities at historical rates. Additionally, foreign currency transaction gains and losses are included in interest income and other (income) expense, net, in the Company’s Consolidated Statements of Income and were not material in the periods presented.

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires additional disclosures related to rate reconciliation, income taxes paid and other disclosures. For each annual period presented, public business entities are required to 1) disclose specific categories in the rate reconciliation and 2) provide additional information for reconciling items that meet a quantitative threshold. In addition, this ASU requires all reporting entities to disclose on an annual basis the amount of income taxes paid disaggregated by federal, state and foreign taxes, as well as the amount of income taxes paid disaggregated by individual jurisdictions which meet a quantitative threshold. This ASU is effective for annual reporting periods beginning after December 15, 2024. The amendments in this ASU should be applied on a prospective basis, with retrospective application permitted. The Company adopted this guidance for the year ended December 31, 2025 on a prospective basis. Refer to Note 18, “Income Taxes,” for additional information.

Recent Accounting Pronouncements Not Yet Adopted

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for annual reporting years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its interim consolidated financial statements and related disclosures.

4. Revenue Recognition

Contract Balances

The contract assets are primarily related to the Company’s fixed fee IP licensing arrangements and rights to consideration for performance obligations delivered but not billed as of December 31, 2025.

The Company’s contract balances were as follows:

	As of December 31,
(In thousands)	2025	2024
Unbilled receivables	$28,438	$29,104
Deferred revenue	31,601	21,852

During the years ended December 31, 2025 and December 31, 2024, the Company recognized $19.7 million and $17.5 million, respectively, of revenue that was included in deferred revenue as of December 31, 2024 and December 31, 2023, respectively.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $34.7 million as of December 31, 2025, which the Company primarily expects to recognize over the next two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Years Ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
Net income per share:
Numerator:
Net income	$230,455	$179,821	$333,904
Denominator:
Weighted-average common shares outstanding - basic	107,548	107,438	108,183
Effect of potentially dilutive common shares	1,687	1,603	2,706
Weighted-average common shares outstanding - diluted	109,235	109,041	110,889
Basic net income per share	$2.14	$1.67	$3.09
Diluted net income per share	$2.11	$1.65	$3.01

In the first quarter of 2023, the Company settled the conversion of the remaining $10.4 million aggregate principal amount of its 1.375% Convertible Senior Notes due 2023 (“the 2023 Notes”). Accordingly, the Company delivered approximately 0.3 million shares of its common stock as settlement related to the in-the-money conversion feature of the 2023 Notes and received an equal amount of shares due to the settlement of the convertible senior note hedges. The Company included dilutive instruments exercised during the period in the denominator of diluted earnings per share for the period prior to exercise, and thereafter, the Company included the actual shares issued in the denominator for both basic and diluted earnings per share. Refer to Note 12, “Convertible Notes,” for additional information.

6. Intangible Assets, Net

The components of the Company’s intangible assets as of December 31, 2025 and December 31, 2024 were as follows:

		As of December 31, 2025
(In thousands, except useful life)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$287,301	$(277,130)	$10,171
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,496)	—
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$325,097	$(314,926)	$10,171

		As of December 31, 2024
(In thousands, except useful life)	Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Existing technology	3 to 10 years	$288,001	$(270,954)	$17,047
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,484)	12
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$325,797	$(308,738)	$17,059

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense for intangible assets for the years ended December 31, 2025, 2024 and 2023 was $6.9 million, $11.7 million and $14.7 million, respectively.

The estimated future amortization expense of intangible assets as of December 31, 2025 was as follows (in thousands):

Years Ending December 31:	Amount
2026	$5,530
2027	1,928
2028	1,480
2029	1,233
Total intangible assets	$10,171

7. Segments and Major Customers

Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.

The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of December 31, 2025, the Company has a single operating and reportable segment.

The CODM uses net income to assess segment performance, allocate resources and manage the business on a consolidated basis. The significant expenses for the segment exclude certain non-cash adjustments and non-recurring items, and are used to monitor budget versus actual results and to analyze the period-over-period comparisons.

The significant expenses that are regularly provided to the CODM and reconciliations to the consolidated net income for the years ended December 31, 2025, 2024 and 2023, respectively, were as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Total revenue	$707,630	$556,624	$461,117
Adjusted cost of revenue (1)	(136,791)	(98,368)	(89,322)
Adjusted research and development (2)	(167,048)	(146,431)	(140,793)
Adjusted sales, general and administrative (3)	(82,322)	(76,038)	(76,669)
Other segment items:
Stock-based compensation expenses (4)	(54,267)	(44,879)	(45,011)
Amortization of acquired intangible assets (4)	(6,878)	(11,710)	(14,741)
Impairment of assets	—	(1,071)	(10,045)
Acquisition & divestiture-related costs (5)	(106)	(162)	(1,625)
Interest and other income (expense), net	21,738	17,034	33,521
Change in fair value of earn-out liability	—	5,044	(9,234)
Restructuring charges	—	—	(9,368)
Gain on divestiture	—	—	90,784
Other (6)	—	—	(1,454)
Provision for (benefit from) income taxes	(51,501)	(20,222)	146,744
Net income	$230,455	$179,821	$333,904

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)
The Company excludes these expenses in order to provide better comparability between periods as they are related to acquisitions and divestitures and have no direct correlation to the Company’s ongoing operating results.
(6)
Includes expense on abandoned operating leases, facility restoration costs and certain other one-time adjustments. The Company excludes these items as they are not reflective of ongoing results.

The following represents the Company’s significant expenses related to research and development expenses and sales, general and administrative expenses, as shown above, for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Payroll and benefits	$154,943	$129,228	$123,056
Variable research and development expenses (1)	27,097	27,342	28,228
Professional fees	19,889	20,055	22,148
Temporary labor services and consulting expenses	12,634	14,264	13,577
Facilities costs	12,542	11,853	12,347
Amortization and depreciation	11,916	10,076	10,144
Other expenses	10,349	9,651	7,962
Total adjusted operating expenses	$249,370	$222,469	$217,462

(1)
Includes primarily software tools, software licenses and prototyping costs.

The measure of segment assets is reported on the Company’s Consolidated Balance Sheets as total consolidated assets.

Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable as of December 31, 2025 and 2024, respectively, was as follows:

	As of December 31,
Customer	2025	2024
Customer 1	35%	39%
Customer 2	22%	17%

Revenue from the Company’s major customers representing 10% or more of total revenue for the years ended December 31, 2025, 2024 and 2023, respectively, was as follows:

	Years Ended December 31,
Customer	2025	2024	2023
Customer A	23%	23%	27%
Customer B	18%	17%	18%
Customer C	*	12%	*

* Customer accounted for less than 10% of total revenue in the period.

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
South Korea	$329,256	$197,515	$152,328
Singapore	163,821	67,318	53,327
United States	124,101	201,466	176,821
Other	90,452	90,325	78,641
Total	$707,630	$556,624	$461,117

As of December 31, 2025, of the $113.1 million of total property and equipment, approximately $108.0 million was located in the United States, $2.5 million was located in India and $2.6 million was located in other foreign locations. As of December 31, 2024, of the $75.5 million of total property and equipment, approximately $70.4 million was located in the United States, $2.6 million was located in India and $2.5 million was located in other foreign locations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Marketable Securities

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of December 31, 2025
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$67,833	$67,833	$—	$—
Cash equivalents:
Money market funds	47,277	47,277	—	—
U.S. Government bonds and notes	16,936	16,932	4	—
Corporate bonds, commercial paper and notes	50,780	50,780	3	(3)
Total cash equivalents	114,993	114,989	7	(3)
Total cash and cash equivalents	182,826	182,822	7	(3)
Marketable securities:
Time deposits	15,540	15,540	—	—
U.S. Government bonds and notes	161,361	161,231	180	(50)
Non-U.S. Government bonds and notes	3,983	3,980	3	—
Corporate bonds, commercial paper and notes	398,121	397,755	429	(63)
Total marketable securities	579,005	578,506	612	(113)
Total cash, cash equivalents and marketable securities	$761,831	$761,328	$619	$(116)

	As of December 31, 2024
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$87,415	$87,415	$—	$—
Cash equivalents:
Money market funds	6,025	6,025	—	—
Corporate bonds, commercial paper and notes	6,335	6,334	1	—
Total cash equivalents	12,360	12,359	1	—
Total cash and cash equivalents	99,775	99,774	1	—
Marketable securities:
Time deposits	12,870	12,870	—	—
U.S. Government bonds and notes	220,056	220,034	184	(162)
Corporate bonds, commercial paper and notes	149,097	149,085	121	(109)
Total marketable securities	382,023	381,989	305	(271)
Total cash, cash equivalents and marketable securities	$481,798	$481,763	$306	$(271)

Available-for-sale securities are reported at fair value on the balance sheets and were classified along with cash as follows:

	As of December 31,
(In thousands)	2025	2024
Cash	$67,833	$87,415
Cash equivalents	114,993	12,360
Total cash and cash equivalents	182,826	99,775
Marketable securities	579,005	382,023
Total cash, cash equivalents and marketable securities	$761,831	$481,798

The Company continues to invest in highly rated, liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation and impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position as of December 31, 2025 and 2024 are as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Less than 12 months
U.S. Government bonds and notes	$38,473	$83,162	$(48)	$(162)
Corporate bonds, commercial paper and notes	88,597	48,360	(65)	(109)
Total cash equivalents and marketable securities in a continuous unrealized loss position for less than 12 months	127,070	131,522	(113)	(271)
12 months or greater
U.S. Government bonds and notes	1,692	—	(2)	—
Corporate bonds, commercial paper and notes	1,660	—	(1)	—
Total marketable securities in a continuous unrealized loss position for 12 months or greater	3,352	—	(3)	—
Total cash equivalents and marketable securities in a continuous unrealized loss position	$130,422	$131,522	$(116)	$(271)

The gross unrealized losses as of December 31, 2025 and 2024 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government-sponsored obligations and corporate bonds, commercial paper and notes. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income. The Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.

The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	December 31, 2025
Due in less than one year	$514,036
Due from one year through three years	132,685
Total	$646,721

Refer to Note 9, “Fair Value of Financial Instruments,” for a discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value of Financial Instruments

The following table presents the financial instruments and liabilities that are carried at fair value and summarizes their valuation by the respective pricing levels detailed in Note 2, “Summary of Significant Accounting Policies,” as of December 31, 2025 and 2024:

	As of December 31, 2025
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$47,277	$47,277	$—	$—
Time deposits	15,540	—	15,540	—
U.S. Government bonds and notes	178,297	—	178,297	—
Non-U.S. Government bonds and notes	3,983	—	3,983	—
Corporate bonds, commercial paper and notes	448,901	—	448,901	—
Total assets carried at fair value	$693,998	$47,277	$646,721	$—

	As of December 31, 2024
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$6,025	$6,025	$—	$—
Time deposits	12,870	—	12,870	—
U.S. Government bonds and notes	220,056	—	220,056	—
Corporate bonds, commercial paper and notes	155,432	—	155,432	—
Total assets carried at fair value	$394,383	$6,025	$388,358	$—

The Company’s liabilities related to earn-out consideration are classified within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs. The following table presents additional information about liabilities measured at fair value for which the Company utilizes Level 3 inputs to determine fair value, as of December 31, 2024:

	Years Ended December 31,
(In thousands)	2024	2023
Balance as of beginning of period	$12,500	$14,800
Change in fair value of earn-out liability due to remeasurement	(5,044)	9,234
Change in fair value of earn-out liability due to achievement of revenue target	(7,456)	(11,534)
Balance as of end of period	$—	$12,500

For the years ended December 31, 2024 and 2023, the changes in the fair value of the earn-out liability related to the 2021 acquisition of PLDA, which was subject to certain revenue targets of the acquired business for a period of three years from the date of acquisition, and which was settled annually in shares of the Company’s common stock based on the fair value of that common stock fixed at the time the Company acquired PLDA. The fair value of the earn-out liability was remeasured each quarter, depending on the acquired business’s revenue performance relative to target over the applicable period, and adjusted to reflect changes in the per share value of the Company’s common stock. The Company classified its liability for the contingent earn-out liability related to the PLDA acquisition within Level 3 of the fair value hierarchy because the fair value calculation included significant unobservable inputs, such as revenue forecast, revenue volatility, equity volatility and weighted average cost of capital. During the years ended December 31, 2024 and 2023, the Company remeasured the fair value of the earn-out

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liability, which resulted in a reduction of $5.0 million and additional expense of $9.2 million, respectively, in the Company’s Consolidated Statements of Income. The final earn-out was achieved in the third quarter of 2024 and fully paid during the fourth quarter of 2024.

The Company monitors its investments for impairment and records appropriate reductions in carrying value when necessary. During the years ended December 31, 2025 and 2024, the Company recorded no other-than-temporary impairment charges on its investments.

In 2018, the Company made an investment in a non-marketable equity security of a private company. This investment was accounted for under the equity method of accounting, and the Company accounted for its equity method share of the income on a quarterly basis. During the fourth quarter of 2023, the Company sold its 25.0% ownership share in the equity investment for approximately $25.0 million, which was included, net of withholding taxes paid, in prepaid and other current assets in the Company’s Consolidated Balance Sheet as of December 31, 2023. The Company recognized a gain of $25.0 million related to the sale of the Company’s 25.0% ownership share in the non-marketable equity security. The gain was offset by transaction costs of approximately $1.1 million, resulting in a net gain of approximately $23.9 million, which was included in the Company’s Consolidated Statement of Income for the year ended December 31, 2023. Subsequently, the Company received proceeds, net of tax, of approximately $22.8 million from this transaction during the first quarter of 2024.

During the years ended December 31, 2025 and 2024, there were no transfers of financial instruments between different categories of fair value.

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

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2025 (in thousands):

Years ending December 31,	Amount
2026	$7,492
2027	6,002
2028	4,869
2029	4,871
2030	4,232
Thereafter	687
Total minimum lease payments	28,153
Less: amount of lease payments representing interest	(3,172)
Present value of future minimum lease payments	24,981
Less: current obligations under leases	(6,310)
Long-term lease obligations	$18,671

As of December 31, 2025, the weighted-average remaining lease term for the Company’s operating leases was 4.5 years, and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 7.6%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating lease costs included in research and development and selling, general and administrative costs in the Company’s Consolidated Statements of Income were $5.9 million, $5.5 million and $6.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities were $7.2 million, $6.1 million and $6.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

11. Balance Sheet Details

Inventories (1)

Inventories consisted of the following:

	As of December 31,
(In thousands)	2025	2024
Raw materials	$17,255	$14,777
Work in process	17,039	9,646
Finished goods	9,804	20,211
Total	$44,098	$44,634

(1)
As of December 31, 2025 and 2024, the Company had inventory reserve balances of approximately $8.1 million and $6.7 million included in the Consolidated Balance Sheets, respectively.

Property and Equipment, net

Property and equipment, net is comprised of the following:

	As of December 31,
(In thousands)	2025	2024
Computer software	$57,147	$44,745
Computer equipment	41,005	38,282
Leasehold improvements	36,343	31,973
Machinery	66,882	49,204
Furniture and fixtures	14,739	14,164
Construction in progress	7,413	7,789
Property and equipment, gross	223,529	186,157
Less accumulated depreciation and amortization	(110,478)	(110,648)
Property and equipment, net	$113,051	$75,509

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $30.8 million, $26.1 million and $37.7 million, respectively.

Other Current Liabilities

Other current liabilities are comprised of the following:

	As of December 31,
(In thousands)	2025	2024
Price protection liability	$7,865	$4,677
Other current liabilities	3,576	5,462
Total	$11,441	$10,139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following:

	As of December 31,
(In thousands)	2025	2024
Foreign currency translation adjustments	$(740)	$(1,144)
Unrealized gain (loss) on available-for-sale securities, net of tax	616	(116)
Total	$(124)	$(1,260)

12. Convertible Notes

The Company did not have any convertible notes outstanding as of December 31, 2025 and 2024.

During the first quarter of 2023, the holders of the remaining $10.4 million aggregate outstanding principal amount of the 2023 Notes elected to convert the notes pursuant to the original terms of the conversion feature. Accordingly, upon maturity, the Company paid $10.4 million in cash to settle the aggregate principal amount of the 2023 Notes and delivered approximately 0.3 million shares of the Company's common stock to settle the conversion spread.

In connection with the settlement of the conversion of the remaining 2023 Notes, the Company received 0.3 million shares of the Company’s common stock for the retirement of the remaining convertible senior note hedges and paid $10.7 million in cash for the retirement of the remaining warrants during the first quarter of 2023. Additionally, the retirement of the remaining warrants was subject to derivative accounting, resulting in a $0.2 million loss on fair value adjustment of derivatives for the year ended December 31, 2023.

13. Commitments and Contingencies

As of December 31, 2025, the Company’s material contractual obligations were as follows:

(In thousands)	Total	2026	2027	2028
Contractual obligations (1) (2)
Software licenses (3)	$40,090	$17,088	$16,230	$6,772
Other contractual obligations	138	138	—	—
Total	$40,228	$17,226	$16,230	$6,772

(1)
The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $25.7 million, including $24.3 million recorded as a reduction of long-term deferred tax assets and $1.4 million in long-term income taxes payable as of December 31, 2025.
(2)
For the Company’s lease commitments as of December 31, 2025, refer to Note 10, “Leases.”
(3)
The Company has commitments with various software vendors for agreements generally having terms longer than one year.

Indemnifications

From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright or other IP infringement or any other claim by any third party arising as a result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however, this may not always be possible. The fair value of the liability as of December 31, 2025 and 2024, respectively, was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans under which grants are currently outstanding: the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2019 Inducement Equity Incentive Plan (the “2019 Inducement Plan”). The 2015 Plan and 2019 Inducement Plan were the Company’s only plans for providing stock-based incentive awards to eligible employees, executive officers, non-employee directors and consultants as of December 31, 2025. Grants under all plans typically have a requisite service period of 48 months, have straight-line vesting schedules and expire not more than 10 years from date of grant.

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2022	7,655,769
Increase in shares approved for issuance (1)	5,210,000
Nonvested equity stock and stock units granted (2) (3)	(2,082,334)
Nonvested equity stock and stock units forfeited (2)	1,170,715
Total shares available for grant as of December 31, 2023	11,954,150
Stock options expired	1,125
Nonvested equity stock and stock units granted (2) (3)	(1,482,074)
Nonvested equity stock and stock units forfeited (2)	416,677
Total shares available for grant as of December 31, 2024	10,889,878
Nonvested equity stock and stock units granted (2) (3)	(1,497,461)
Nonvested equity stock and stock units forfeited (2)	341,211
Total shares available for grant as of December 31, 2025	9,733,628

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
(3)
Amounts include approximately 0.2 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in each of the years 2023, 2024 and 2025, respectively, and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

General Stock Option Information

The following table summarizes stock option activity under the Company’s equity incentive plans for the years ended December 31, 2025, 2024 and 2023 and information regarding stock options outstanding and vested as of December 31, 2025:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2022	432,443	$11.60
Options exercised	(307,711)	$11.61
Outstanding as of December 31, 2023	124,732	$11.60
Options exercised	(33,607)	$9.42
Options expired	(1,125)	$8.76
Outstanding as of December 31, 2024	90,000	$12.45
Options exercised	(1,100)	$13.60		$86
Outstanding and vested as of December 31, 2025	88,900	$12.43	2.53	$7,064

Employee Stock Purchase Plan

During the years ended December 31, 2025, 2024 and 2023, the Company had one employee stock purchase plan, the 2015 Employee Stock Purchase Plan (“2015 ESPP”). Employees generally will be eligible to participate in the plan if they are employed by the Company for more than 20 hours per week and more than five months in a calendar year. The 2015 ESPP provides for six-month offering periods, with a new offering period commencing on the first trading day on or after May 1 and November 1 of each year. Under the plan, employees may purchase stock at the lower of 85% of the fair market value of the Company’s common stock at the beginning of the offering period (the enrollment date) or the end of each offering period (the purchase date). Employees generally may not purchase more than the number of shares having a value greater than $25,000 in any calendar year, as measured at the purchase date.

The Company issued 166,458 shares at an average price of $41.12 per share during the year ended December 31, 2025. The Company issued 119,350 shares at an average price of $43.14 per share during the year ended December 31, 2024. The Company issued 172,711 shares at an average price of $31.10 per share during the year ended December 31, 2023. As of December 31, 2025, 2.1 million shares under the 2015 ESPP remained available for issuance.

Stock-Based Compensation

Stock Options

There were no stock options granted during the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2023, all compensation cost net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans had been fully recognized. As a result, there was no stock-based compensation expense related to stock options for the years ended December 31, 2025 and 2024. Stock-based compensation expense related to stock options was immaterial for the year ended December 31, 2023.

The total fair value of options vested for the year ended December 31, 2023 was $0.5 million.

Employee Stock Purchase Plan

For the years ended December 31, 2025, 2024 and 2023, the Company recorded stock-based compensation expenses related to the 2015 ESPP of $2.7 million, $1.9 million and $1.8 million, respectively.

As of December 31, 2025, there was $1.4 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under the 2015 ESPP. That cost is expected to be recognized over four months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation Assumptions

The Company estimates the fair value of stock awards using the Black-Scholes-Merton model (“BSM model”). The BSM model determines the fair value of stock-based compensation and is affected by the Company’s stock price on the date of the grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include expected volatility, expected life of the award, expected dividend rate and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant-date fair value. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

The fair value of stock awards is estimated as of the grant date using the BSM option-pricing model assuming a dividend yield of 0% and the additional weighted-average assumptions as listed in the table below.

	Employee Stock Purchase Plan for Years Ended December 31,
	2025	2024	2023
Employee Stock Purchase Plan
Expected stock price volatility	51%-65%	47%-54%	48%-53%
Risk free interest rate	3.80%-4.22%	4.42%-5.43%	5.14%-5.51%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted under the purchase plan	$23.63	$14.96	$14.86

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

Nonvested Equity Stock and Stock Units

The Company grants nonvested equity stock units to officers, employees and directors. For each of the years ended December 31, 2025, 2024 and 2023, the Company granted nonvested equity stock units totaling 1.3 million. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. For the years ended December 31, 2025, 2024 and 2023, the nonvested equity stock units were valued at the date of grant, giving them a fair value of approximately $70.4 million, $74.8 million and $60.7 million, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company granted performance unit awards to certain Company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum target.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2025, 2024 and 2023, the Company recorded stock-based compensation expense of approximately $51.5 million, $43.0 million and $43.1 million, respectively, related to all outstanding nonvested equity stock grants.

Unrecognized compensation cost related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $87.4 million as of December 31, 2025. This amount is expected to be recognized over a weighted-average period of 2.0 years.

The following table reflects the activity related to nonvested equity stock and stock units for the years ended December 31, 2025, 2024 and 2023:

Nonvested Equity Stock and Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2022	4,718,060	$22.78
Granted	1,268,973	$46.93
Vested	(1,797,002)	$18.07
Forfeited	(759,839)	$28.60
Nonvested as of December 31, 2023	3,430,192	$32.90
Granted	1,312,367	$57.03
Vested	(1,289,945)	$27.14
Forfeited	(302,453)	$39.07
Nonvested as of December 31, 2024	3,150,161	$44.72
Granted	1,269,985	$55.46
Vested	(1,296,894)	$38.04
Forfeited	(241,423)	$51.16
Nonvested as of December 31, 2025	2,881,829	$51.91

15. Stockholders’ Equity

Share Repurchase Programs

On October 29, 2020, the Company’s board of directors (the “Board”) approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the years ended December 31, 2025, 2024 and 2023, the Company repurchased shares of its common stock under the 2020 Repurchase Program as discussed below.

On August 10, 2023, the Company entered into an accelerated share repurchase program with Royal Bank of Canada (“RBC”) (the “2023 ASR Program”). Under the 2023 ASR Program, the Company pre-paid to RBC the $100.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 1.6 million shares of its common stock from RBC on August 11, 2023, which were retired and recorded as a $80.0 million reduction to stockholders’ equity. The remaining $20.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s stock. On September 22, 2023, the accelerated share repurchase program was completed and the Company received an additional 0.2 million shares of its common stock, which were retired, as the final settlement of the 2023 ASR Program.

On February 29, 2024, the Company entered into an accelerated share repurchase program with RBC (the “2024 ASR Program”). Under the 2024 ASR Program, the Company pre-paid to RBC the $50.0 million purchase price for its common stock and, in turn, the Company received an initial delivery of approximately 0.7 million shares of its common stock from RBC on March 1, 2024, which were retired and recorded as a $40.0 million reduction to stockholders’ equity. The remaining $10.0 million of the initial payment was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company’s stock. On March 18, 2024, the accelerated share repurchase program was completed and the Company received an additional 0.1 million shares of its common stock, which were retired, as the final settlement of the 2024 ASR Program.

On November 2, 2023, the Company entered into a share repurchase plan (the “2023 Buying Plan”) with RBC Capital Markets, LLC (“RBCCM”). Under the 2023 Buying Plan, RBCCM commenced purchases for a 12-month period starting on November 2, 2023 and ending on November 1, 2024, with a provision to terminate sooner pursuant to the 2023 Buying Plan (the “Repurchase Period”). During the Repurchase Period, RBCCM was authorized to purchase an aggregate amount of $50.0 million of the Company’s common stock, and its execution was dependent on the Company’s stock price reaching certain levels. Share repurchases could not exceed $25.0 million in a quarter. During the year ended December 31, 2023, an immaterial amount of shares was repurchased, retired and recorded as a reduction to stockholders’ equity. During the first quarter of 2024, the 2023 Buying Plan was amended and as a result, no purchases were made from the 2023 Buying Plan during the period from March 1, 2024 to March 28, 2024, while the 2024 ASR Program was in effect. During the third quarter of 2024, the 2023 Buying Plan was further amended to allow RBCCM to purchase an aggregate amount of $100.0 million of the Company’s common stock during the Repurchase Period, not to exceed $50.0 million in a quarter. The execution of share repurchases was dependent on the Company’s stock price reaching certain levels. During the year ended December 31, 2024, the Company repurchased approximately 1.4 million shares for approximately $63.1 million as part of the 2023 Buying Plan, which were retired and recorded as a reduction to stockholders’ equity.

During the year ended December 31, 2025, the Company entered into share repurchase plans (the “2025 Buying Plans”) with Mizuho Securities USA, LLC (“Mizuho”), pursuant to which Mizuho may repurchase shares of the Company's common stock from February 6, 2025 through March 31, 2026, with provisions to terminate sooner. The execution of share repurchases is dependent on the Company’s stock price reaching certain levels. During the year ended December 31, 2025, the Company repurchased 0.1 million shares for approximately $7.1 million as part of the 2025 Buying Plans, which were retired and recorded as a reduction to stockholders’ equity.

As of December 31, 2025, there remained an outstanding authorization to repurchase approximately 5.5 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.

The Company records share repurchases as a reduction to stockholders’ equity. The Company records a portion of the purchase price of the repurchased shares as a decrease (increase) to retained earnings (accumulated deficit) when the price of the shares repurchased exceeds the average original proceeds per share received from the issuance of common stock in accordance with its accounting policy. During the years ended December 31, 2024 and 2023, the cumulative price of $47.9 million and $94.7 million, respectively, was recorded as a decrease (increase) to retained earnings (accumulated deficit).

16. Benefit Plans

The Company has a 401(k) Plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code of 1986. Each eligible employee may elect to contribute up to 60% of the employee’s annual compensation to the 401(k) Plan, up to the Internal Revenue Service limit. The Company, at the discretion of its Board of Directors, may match employee contributions to the 401(k) Plan. The Company matches 50% of each eligible employee’s contribution, up to the first 6% of an eligible employee’s qualified earnings. For the years ended December 31, 2025, 2024 and 2023, the Company made matching contributions totaling approximately $2.5 million, $2.1 million and $2.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restructuring and Other Charges

2023 Restructuring Plan

In June 2023, the Company initiated a restructuring program to reduce overall expenses to improve future profitability by reducing the Company’s overall spending (the “2023 Restructuring Plan”). In connection with this restructuring program, the Company initiated a plan resulting in a reduction of 42 employees. During the year ended December 31, 2023, the Company recorded charges of approximately $9.4 million to “Restructuring and other charges” in its Consolidated Statement of Income, related to the reduction in workforce, as well as write-downs of obligations related to certain IP development costs and software licenses for engineering development tools. The 2023 Restructuring Plan was materially completed in the fourth quarter of 2023.

18. Income Taxes

Income before taxes consisted of the following:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Domestic	$277,511	$190,382	$154,434
Foreign	4,445	9,661	32,726
	$281,956	$200,043	$187,160

The provision for (benefit from) income taxes was comprised of:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Federal:
Current	$(153)	$2,760	$1,075
Deferred	30,407	(9,447)	(126,734)
State:
Current	(154)	468	893
Deferred	217	1,245	(17,264)
Foreign:
Current	22,218	26,869	(3,362)
Deferred	(1,034)	(1,673)	(1,352)
	$51,501	$20,222	$(146,744)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 3, “Recent Accounting Pronouncements,” for additional details on the adoption of ASU 2023-09.

The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows:

	Year Ended December 31, 2025
(In thousands, except percentages)	$	%
Provision for income taxes at U.S. federal statutory rate	$59,211	21.0%
State and local income tax expense	306	0.1
Foreign tax effects:
South Korea
Withholding tax	19,245	6.8
Other	46	—
Other foreign jurisdictions	2,379	0.9
Effect of cross-border tax laws:
Foreign-derived intangible income deduction	(3,980)	(1.4)
Other	590	0.2
Tax credits:
Research and development credit	(6,360)	(2.3)
Foreign tax credit	(21,974)	(7.8)
Valuation allowances	344	0.1
Non-taxable or non-deductible items:
Stock-based compensation	(7,424)	(2.6)
Section 162(m) limitation	6,921	2.5
Other	2,164	0.8
Changes in unrecognized tax benefits	361	0.1
Other adjustments	(328)	(0.1)
Total tax provision and effective tax rate	$51,501	18.3%

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
State income tax expense (benefit)	0.9	(8.7)
Withholding tax	8.4	3.9
Foreign rate differential	(1.4)	(2.6)
Research and development credit	(1.9)	(2.9)
Executive compensation	4.0	3.9
Stock-based compensation	(6.1)	(5.2)
Foreign tax credit	(8.4)	(2.5)
Foreign-derived intangible income deduction	(6.8)	(1.9)
Acquisition	(0.1)	1.6
Other	0.5	0.3
Valuation allowance	—	(85.3)
	10.1%	(78.4)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax assets (liabilities) were as follows:

	As of December 31,
(In thousands)	2025	2024
Deferred tax assets:
Lease liabilities	$5,284	$6,384
Other timing differences, accruals and reserves	3,377	3,893
Deferred equity compensation	4,749	6,678
Net operating loss carryovers	12,003	12,003
Capitalized research	71,605	96,739
Tax credits	55,725	47,960
Total gross deferred tax assets	152,743	173,657
Deferred tax liabilities:
Lease right-of-use assets	(3,560)	(4,498)
Depreciation and amortization	(16,570)	(9,077)
Total gross deferred tax liabilities	(20,130)	(13,575)
Total net deferred tax assets	132,613	160,082
Valuation allowance	(29,021)	(26,790)
Net deferred tax assets	$103,592	$133,292

	As of December 31,
(In thousands)	2025	2024
Reported as:
Non-current deferred tax assets	$105,542	$136,466
Non-current deferred tax liabilities	(1,950)	(3,174)
Net deferred tax assets	$103,592	$133,292

Income Tax Payments

Disclosed below is a summary of income taxes paid, net of refunds, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025:

(In thousands)	Income Taxes Paid
U.S. federal	$1,500
U.S. state and local	67
Foreign:
South Korea	19,605
Taiwan	1,902
Other	1,918
Total income taxes paid	$24,992

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the tax valuation allowance information for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	Balance at Beginning of Period	Charged to Operations	Charged to Other Account*	Valuation Allowance Release	Balance at End of Period
Tax Valuation Allowance
Year ended December 31, 2023	$201,883	1,776	(717)	(177,886)	$25,056
Year ended December 31, 2024	$25,056	1,784	(50)	—	$26,790
Year ended December 31, 2025	$26,790	2,231	—	—	$29,021

* Amounts not charged to operations are charged to other comprehensive income or retained earnings.

As of December 31, 2025, the Company had California net operating loss carryforwards of $171.9 million. As of December 31, 2025, the Company had federal research and development tax credit carryforwards of $48.9 million and foreign tax credits of $1.3 million. As of December 31, 2025, the Company had California research and development tax credit carryforwards of $32.6 million and California alternative minimum tax credit carryforwards of $0.5 million. The federal research and development tax credits and the foreign tax credits will continue to carry over and begin to expire in 2028, if unused. The California net operating losses begin to expire in 2031. The California research and development credits carry forward indefinitely.

In the event of a change in ownership, as defined under federal and state tax laws, the Company’s net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

As of December 31, 2025, the Company had $108.0 million of unrecognized tax benefits, before interest accrual, including $24.3 million recorded as a reduction of long-term deferred tax assets, $82.7 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea and $1.0 million recorded to long-term income taxes payable.

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

The Company previously filed refund claims for withholding taxes paid in South Korea in the amount of $82.7 million related to the period from the fourth quarter of 2018 through the third quarter of 2023. The Company previously intended to file additional refund claims in the future for $32.2 million of withholding taxes paid from the fourth quarter of 2023 through the second quarter of 2025. The Company had previously recorded a long-term taxes receivable of $114.9 million and $105.1 million, before interest accrual, related to these refund claims as of June 30, 2025 and December 31, 2024, respectively. If the South Korea withholding taxes are recovered through the refund claim process, the U.S. foreign tax credit claimed for these withholding taxes on historical federal tax returns will be forfeited. Therefore, the Company had also recorded a long-term taxes payable of $114.9 million and $105.1 million as of June 30, 2025 and December 31, 2024, respectively. These amounts excluded interest and reflected the future U.S. federal tax liability in the event of filing amended federal tax returns to revise the foreign tax credit amounts. The recovery of South Korea withholding taxes paid before the fourth quarter of 2018 of $74.8 million was uncertain due to the statute of limitations for filing a refund claim. Thus, the Company did not previously record a long-term taxes receivable and included this amount in the uncertain tax benefit.

As a result of the September 2025 ruling, the Company recorded an uncertain tax position reserve on the $82.7 million of outstanding refund claims, reducing the previously recorded long-term taxes receivable for these refund claims to zero, as it determined it is not more likely than not that the withholding taxes paid in South Korea are recoverable. The Company also removed the $32.2 million long-term taxes receivable previously recorded for withholding taxes paid during the fourth quarter

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of 2023 through the second quarter of 2025. As a result, the total long-term taxes receivable balance of $114.9 million, excluding interest, was reduced to zero in the third quarter of 2025. The related long-term taxes payable of $114.9 million, excluding interest, was also reduced to zero, resulting in zero tax expense impact.

Additionally, the Company’s future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of its deferred tax assets and liabilities or by changes in tax laws or interpretations of those laws.

As of December 31, 2024, the Company had $203.8 million of unrecognized tax benefits, before interest accrual, including $22.8 million recorded as a reduction of long-term deferred tax assets, $74.8 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea and $106.2 million recorded to long-term income taxes payable, which were primarily comprised of $105.1 million in income taxes payable related to withholding taxes previously withheld from licensees in South Korea.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Balance as of January 1	$203,794	$184,921	$164,531
Tax positions related to current year:
Additions	16,178	19,844	19,403
Tax positions related to prior years:
Additions	619	—	1,378
Reductions	(112,589)	(971)	(391)
Balance as of December 31	$108,002	$203,794	$184,921

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax provision (benefit). As of December 31, 2025 and 2024, an immaterial amount of interest and penalties was included in long-term income taxes payable.

Rambus files income tax returns for the U.S., California, India and various other state and foreign jurisdictions. The U.S. federal returns are subject to examination from 2022 and forward. The Company’s 2023 federal return is currently under audit by the Internal Revenue Service. The California returns are subject to examination from 2021 and forward. In addition, any research and development credit carryforward or net operating loss carryforward generated in prior years and utilized in these or future years may also be subject to examination. The India returns are under examination by the Indian tax administration for tax years beginning with 2011, except for 2012 through 2016, which were assessed in the Company’s favor, and are subject to examination from 2017 and forward. These examinations may result in proposed adjustments to the income taxes as filed during these periods. Management regularly assesses the likelihood of outcomes resulting from income tax examinations to determine the adequacy of their provision for income taxes and believes their provision for unrecognized tax benefits is adequate.

As of December 31, 2025, no other income taxes (state or foreign) have been provided on undistributed earnings of approximately $59.1 million from the Company’s international subsidiaries since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the United States, with the exception of France. If the non-France earnings were distributed, the Company would incur approximately $1.3 million of foreign withholding taxes and an immaterial amount of U.S. taxes.

On July 4, 2025, the United States enacted federal tax legislation commonly referred to as the OBBBA. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, there was an increase to tax expense, primarily related to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

changes in the taxation of profits derived from foreign operations and, more specifically, the foreign-derived intangible income deduction.

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

The Transaction was completed on September 6, 2023 and resulted in net proceeds of approximately $106.3 million, which consisted of the initial selling price of $110.0 million offset by approximately $3.7 million related to certain purchase price adjustments. The Company recognized a net gain on divestiture of the PHY IP group in its Consolidated Statements of Income of approximately $90.8 million during the year ended December 31, 2023. Transaction costs of approximately $1.4 million were included in the net gain of $90.8 million.

The divestiture of the PHY IP group did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore its results of operations were not reported as discontinued operations.

Concurrent with the Transaction, the Company also recorded a charge of approximately $10.0 million in its Consolidated Statements of Income during the year ended December 31, 2023. The charge was primarily related to the accelerated amortization of software licenses that were not directly part of the PHY IP disposal group.

21. Subsequent Event

On February 4, 2026, Desmond Lynch, Senior Vice President, Chief Financial Officer of the Company notified the Company that he was resigning with an effective date as of February 27, 2026, to pursue another professional opportunity. In connection with and effective upon Mr. Lynch’s departure, the Company is appointing John Allen to the position of Vice President, Interim Chief Financial Officer. Mr. Allen will also continue to serve in his current role of the Company’s Chief Accounting Officer.

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant dated April 27, 2023.
3.2(1)	Amended and Restated Bylaws of Registrant dated April 27, 2023.
4.1(2)	Form of Registrant’s Common Stock Certificate.
4.2(3)	Description of Securities.
10.1(4)*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.2(5)*	Form of Change of Control Severance Agreement, Agreement entered into by Registrant with each of its named executive officers other than its chief executive officer.
10.3(6)*	2006 Equity Incentive Plan, as amended.
10.4(6)*	Forms of agreements under the 2006 Equity Incentive Plan, as amended.
10.5(1)*	2015 Equity Incentive Plan, as amended.
10.6(7)*	Form of Restricted Stock Unit Agreement (2015 Equity Incentive Plan).
10.7(7)*	Form of Stock Option Agreement (2015 Equity Incentive Plan).
10.8(8)*	2015 Employee Stock Purchase Plan, as amended.
10.9(9)+	Settlement Agreement, dated January 19, 2010, among Registrant, Samsung Electronics Co., Ltd, Samsung Electronics America, Inc., Samsung Semiconductor, Inc. and Samsung Austin Semiconductor, L.P.
10.10(9)+	Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.11(10)*	Employment Agreement between the Company and Luc Seraphin, dated October 25, 2018.
10.12(10)*	Amended and Restated Change of Control Severance Agreement between the Company and Luc Seraphin, dated October 25, 2018.
10.13(9)+	Settlement Agreement, dated June 11, 2013, among Registrant, SK hynix and certain SK hynix affiliates.
10.14(9)+	Semiconductor Patent License Agreement, dated June 11, 2013, between Registrant and SK hynix.
10.15(9)+	Settlement Agreement, dated December 9, 2013, between Rambus Inc., Micron Technology, Inc. and certain Micron affiliates.
10.16(9)+	Semiconductor Patent License Agreement, dated December 9, 2013, between Rambus, Inc. and Micron Technology, Inc.
10.17(9)+	Amendment to Semiconductor Patent License Agreement, dated December 30, 2013, by and between Rambus Inc. and Samsung Electronics Co., Ltd.
10.18(9)+	Amendment 1 to Semiconductor Patent License Agreement, dated June 17, 2015, by and between Rambus Inc. and SK hynix Inc.
10.19(11)	Lease agreement between Rambus Inc. and 237 North First Street Holdings, LLC, dated July 8, 2019.
10.20(12)*	Offer Letter, dated August 9, 2019, by and between Rambus Inc. and Sean Fan.
10.21(12)*	2019 Inducement Equity Incentive Plan.
10.22(12)*	Form of Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).
10.23(12)*	Form of Performance Based Restricted Stock Unit Agreement (2019 Inducement Equity Incentive Plan).
10.24(13)	First Amendment to Net Lease Agreement dated April 22, 2020 relating to the New San Jose Headquarters Location between Rambus Inc. and 237 North First Street Holdings, LLC.
10.25(14)+	Amendment No. 1 to Semiconductor Patent License Agreement, dated September 2, 2020, between Rambus, Inc. and Micron Technology, Inc.
10.26(15)+	Amendment No. 2, dated December 15, 2020, to the Semiconductor Patent License Agreement between Rambus Inc. and Micron Technology, Inc.
10.27(16)+	Amendment No. 2, dated October 27, 2022, to the Semiconductor Patent License Agreement, dated January 19, 2010, between Registrant and Samsung Electronics Co., Ltd.
10.28(17)+	Amendment 2 to Semiconductor Patent License Agreement, dated March 31, 2023, between Registrant and SK hynix.
10.29(9)+	Amendment 3 to Semiconductor Patent License Agreement, dated December 10, 2024, between Registrant and Micron Technology, Inc.
10.30	Employment Agreement between the Company and John Allen, dated February 12, 2026.
19.1(9)	Insider Trading Policy.
21.1(9)	Subsidiaries of Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description of Document
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
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

32.1†	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(9)*	Compensation Recovery Policy, as adopted on July 27, 2023.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

(5) Incorporated by reference to the Form 8-K filed on March 9, 2015.

(6) Incorporated by reference to the Form 8-K filed on April 30, 2014.

(7) Incorporated by reference to the Form 10-Q filed on July 23, 2015.

(8) Incorporated by reference to the Form 8-K filed on May 6, 2020.

(9) Incorporated by reference to the Form 10-K filed on February 24, 2025.

(10) Incorporated by reference to the Form 8-K filed on October 29, 2018.

(11) Incorporated by reference to the Form 10-Q filed on August 2, 2019.

(12) Incorporated by reference to the Form 8-K filed on August 28, 2019.

(13) Incorporated by reference to the Form 10-Q filed on August 7, 2020.

(14) Incorporated by reference to the Form 10-Q filed on November 6, 2020.

(15) Incorporated by reference to the Form 10-K filed on February 26, 2021.

(16) Incorporated by reference to the Form 10-K filed on February 24, 2023.

(17) Incorporated by reference to the Form 10-Q filed on May 5, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMBUS INC.

By:	/s/ Desmond Lynch
Desmond Lynch
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

Date: February 18, 2026

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

Signature	Title	Date

/s/ LUC SERAPHIN	Chief Executive Officer, President and Director (Principal Executive Officer)	February 18, 2026
Luc Seraphin

/s/ DESMOND LYNCH	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 18, 2026
Desmond Lynch

/s/ JOHN ALLEN	Vice President, Accounting and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2026
John Allen

/s/ CHARLES KISSNER	Chairman of the Board of Directors	February 18, 2026
Charles Kissner

/s/ EMIKO HIGASHI	Director	February 18, 2026
Emiko Higashi

/s/ STEVEN LAUB	Director	February 18, 2026
Steven Laub

/s/ VICTOR PENG	Director	February 18, 2026
Victor Peng

/s/ MEERA RAO	Director	February 18, 2026
Meera Rao

/s/ NECIP SAYINER	Director	February 18, 2026
Necip Sayiner

/s/ ERIC STANG	Director	February 18, 2026
Eric Stang