Form 10-Q
period 2026-03-31
RAMBUS INC
filed 2026-04-28
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 108,136,967 as of March 31, 2026.

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
•
Engineering, sales, legal, advertising, marketing, general and administrative, and other expenses;
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
•
Manufacturing, shipping and supply partners, supply chain availability and/or sales and distribution channels;
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
•
Effects of changes in macroeconomic conditions, increased risk of recession and geopolitical issues; and
•
Management of supply chain risks.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and par value)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$134,324	$182,826
Marketable securities	651,815	579,005
Accounts receivable	109,297	137,476
Unbilled receivables	24,869	25,209
Inventories	58,424	44,098
Prepaids and other current assets	21,151	20,202
Total current assets	999,880	988,816
Intangible assets, net	8,495	10,171
Goodwill	286,812	286,812
Property and equipment, net	113,278	113,051
Operating lease right-of-use assets	15,989	17,112
Deferred tax assets	101,484	105,542
Other assets	7,208	8,041
Total assets	$1,533,146	$1,529,545
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,290	$35,915
Accrued salaries and benefits	16,853	22,044
Deferred revenue	23,719	29,980
EDA tools software licenses liability	15,036	14,884
Operating lease liabilities	6,362	6,310
Other current liabilities	4,567	11,441
Total current liabilities	101,827	120,574
Long-term operating lease liabilities	17,042	18,671
Long-term EDA tools software licenses liability	16,014	20,908
Other long-term liabilities	5,023	4,967
Total liabilities	139,906	165,120
Commitments and contingencies (Notes 9, 10 and 14)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; issued and outstanding: no shares as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; issued and outstanding: 108,136,967 shares as of March 31, 2026 and 107,781,863 shares as of December 31, 2025	108	108
Additional paid-in capital	1,258,153	1,287,646
Retained earnings	136,653	76,795
Accumulated other comprehensive loss	(1,674)	(124)
Total stockholders’ equity	1,393,240	1,364,425
Total liabilities and stockholders’ equity	$1,533,146	$1,529,545

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Revenue:
Product revenue	$88,002	$76,309
Royalties	69,642	73,975
Contract and other revenue	22,545	16,380
Total revenue	180,189	166,664
Cost of revenue:
Cost of product revenue	33,729	30,583
Cost of contract and other revenue	1,128	546
Amortization of acquired intangible assets	1,675	1,713
Total cost of revenue	36,532	32,842
Gross profit	143,657	133,822
Operating expenses:
Research and development	50,229	42,620
Sales, general and administrative	31,670	28,058
Total operating expenses	81,899	70,678
Operating income	61,758	63,144
Interest income and other income (expense), net	7,151	4,856
Interest expense	(279)	(377)
Interest and other income (expense), net	6,872	4,479
Income before income taxes	68,630	67,623
Provision for income taxes	8,772	7,320
Net income	$59,858	$60,303
Net income per share:
Basic	$0.55	$0.56
Diluted	$0.55	$0.56
Weighted-average shares used in per share calculations:
Basic	108,030	107,236
Diluted	109,716	108,628

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Net income	$59,858	$60,303
Other comprehensive income (loss):
Foreign currency translation adjustment	(201)	308
Unrealized gain (loss) on marketable securities, net of tax	(1,349)	115
Total comprehensive income	$58,308	$60,726

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Gain (Loss)	Total
Balances as of December 31, 2025	107,782	$108	$1,287,646	$76,795	$(124)	$1,364,425
Net income	—	—	—	59,858	—	59,858
Foreign currency translation adjustment	—	—	—	—	(201)	(201)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(1,349)	(1,349)
Common stock issued under employee stock plans, net of withholding taxes	385	—	(38,377)	—	—	(38,377)
Repurchase and retirement of common stock under repurchase program	(30)	—	(2,569)	—	—	(2,569)
Stock-based compensation		—	11,453	—	—	11,453
Balances as of March 31, 2026	108,137	$108	$1,258,153	$136,653	$(1,674)	$1,393,240

	For the Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balances as of December 31, 2024	106,843	$107	$1,275,505	$(153,660)	$(1,260)	$1,120,692
Net income	—	—	—	60,303	—	60,303
Foreign currency translation adjustment	—	—	—	—	308	308
Unrealized gain on marketable securities, net of tax	—	—	—	—	115	115
Common stock issued under employee stock plans, net of withholding taxes	609	—	(30,807)	—	—	(30,807)
Repurchase and retirement of common stock under repurchase program	(40)	—	(2,157)	—	—	(2,157)
Stock-based compensation	—	—	11,383	—	—	11,383
Balances as of March 31, 2025	107,412	$107	$1,253,924	$(93,357)	$(837)	$1,159,837

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$59,858	$60,303
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	11,453	11,383
Depreciation	9,601	8,122
Amortization of intangible assets	1,675	1,713
Deferred income taxes	3,942	1,922
Other	518	4
Change in operating assets and liabilities:
Accounts receivable	28,134	3,718
Unbilled receivables	674	1,923
Prepaids and other current assets	(1,498)	(856)
Inventories	(14,326)	(67)
Income taxes receivable	466	(5,951)
Accounts payable	2,291	(1,913)
Accrued salaries and benefits and other liabilities	(11,335)	(6,822)
Income taxes payable	(696)	5,122
Deferred revenue	(5,971)	153
Operating lease liabilities	(1,577)	(1,340)
Net cash provided by operating activities	83,209	77,414
Cash flows from investing activities:
Purchases of property and equipment	(11,635)	(7,872)
Purchases of marketable securities	(255,812)	(91,168)
Maturities of marketable securities	182,139	90,675
Net cash used in investing activities	(85,308)	(8,365)
Cash flows from financing activities:
Payments of taxes related to net share settlement of equity awards	(38,377)	(30,807)
Payments under installment payment arrangements	(5,317)	(3,799)
Repurchase and retirement of common stock	(2,569)	(2,157)
Net cash used in financing activities	(46,263)	(36,763)
Effect of exchange rate changes on cash and cash equivalents	(140)	124
Net increase (decrease) in cash and cash equivalents	(48,502)	32,410
Cash and cash equivalents at beginning of period	182,826	99,775
Cash and cash equivalents at end of period	$134,324	$132,185

Non-cash investing and financing activities:
Property and equipment received and accrued in accounts payable and other liabilities	$4,481	$8,716

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

Financial Statement Preparation

The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto in Form 10-K for the year ended December 31, 2025.

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

Significant Accounting Policies

There were no material changes to Rambus’ significant accounting policies disclosed in Note 2, “Summary of Significant Accounting Policies,” of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

2. Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This guidance provides public business entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this guidance for the three months ended March 31, 2026 on a prospective basis. Upon adoption, the Company elected the practical expedient to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of current accounts receivable and current contract assets when estimating expected credit losses. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

3. Revenue Recognition

Contract Balances

The contract assets are primarily related to the Company’s fixed fee intellectual property (“IP”) licensing arrangements and rights to consideration for performance obligations delivered but not billed as of March 31, 2026.

The Company’s contract balances were as follows:

	As of
(In thousands)	March 31, 2026	December 31, 2025
Unbilled receivables	$27,764	$28,438
Deferred revenue	$25,706	$31,601

During the three months ended March 31, 2026, the Company recognized $13.2 million of revenue that was included in deferred revenue as of December 31, 2025. During the three months ended March 31, 2025, the Company recognized $8.1 million of revenue that was included in deferred revenue as of December 31, 2024.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $30.9 million as of March 31, 2026, which the Company primarily expects to recognize over the next two years.

4. Earnings Per Share

Basic earnings per share is calculated by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the earnings by the weighted-average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of restricted stock units, incremental common shares issuable upon exercise of stock options and shares issuable under the employee stock purchase plan. The dilutive effect of outstanding shares is reflected in diluted earnings per share using the treasury stock method, as applicable. This method includes consideration of the amounts to be paid by the employees and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Net income per share:
Numerator:
Net income	$59,858	$60,303
Denominator:
Weighted-average shares outstanding - basic	108,030	107,236
Effect of potentially dilutive common shares	1,686	1,392
Weighted-average shares outstanding - diluted	109,716	108,628
Basic net income per share	$0.55	$0.56
Diluted net income per share	$0.55	$0.56

5. Intangible Assets, Net

The components of the Company’s intangible assets as of March 31, 2026 and December 31, 2025 were as follows:

		As of March 31, 2026
(In thousands, except useful life)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$284,051	$(275,556)	$8,495
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,496)	—
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$321,847	$(313,352)	$8,495

		As of December 31, 2025
(In thousands, except useful life)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$287,301	$(277,130)	$10,171
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,496)	—
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$325,097	$(314,926)	$10,171

Amortization expense for intangible assets for each of the three months ended March 31, 2026 and 2025 was $1.7 million.

The estimated future amortization of intangible assets as of March 31, 2026 was as follows (in thousands):

Years Ending December 31:	Amount
2026 (remaining nine months)	$3,843
2027	1,939
2028	1,480
2029	1,233
Total intangible assets	$8,495

6. Segments and Major Customers

Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.

The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of March 31, 2026, the Company has a single operating and reportable segment.

The CODM uses net income to assess segment performance, allocate resources and manage the business on a consolidated basis. The significant expenses for the segment exclude certain non-cash adjustments and non-recurring items, and are used to monitor budget versus actual results and to analyze the period-over-period comparisons.

The significant expenses that are regularly provided to the CODM and reconciliations to the consolidated net income for the three months ended March 31, 2026 and 2025, respectively, were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Total revenue	$180,189	$166,664
Adjusted cost of revenue (1)	(34,718)	(30,967)
Adjusted research and development (2)	(44,975)	(38,089)
Adjusted sales, general and administrative (3)	(24,880)	(21,347)
Other segment items:
Stock-based compensation expenses (4)	(11,453)	(11,383)
Amortization of acquired intangible assets (4)	(1,675)	(1,713)
Acquisition-related costs (5)	—	(21)
Interest and other income (expense), net	6,872	4,479
Other (6)	(730)	—
Provision for income taxes	(8,772)	(7,320)
Net income	$59,858	$60,303

(1)
Excludes stock-based compensation expenses and amortization of acquisition-related intangible assets.
(2)
Excludes stock-based compensation expenses and retention bonus expense related to acquisitions.
(3)
Excludes stock-based compensation expenses, retention bonus expense related to acquisitions and certain other adjustments.
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
(6)
Includes expenses on abandoned operating leases, facility restoration costs and certain other one-time adjustments. The Company excludes these items as they are not reflective of ongoing results.

The following represents the Company’s significant expenses related to research and development expenses and sales, general and administrative expenses, as shown above, for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(In thousands)	2026	2025
Payroll and benefits	$43,849	$37,929
Professional fees	7,119	5,489
Variable research and development expenses (1)	6,902	4,809
Temporary labor services and consulting expenses	3,087	2,843
Amortization and depreciation	3,074	2,781
Facilities costs	3,012	3,084
Other expenses	2,812	2,501
Total adjusted operating expenses	$69,855	$59,436

(1)
Includes primarily software tools, software licenses and prototyping costs.

The measure of segment assets is reported on the Company’s Unaudited Condensed Consolidated Balance Sheets as total consolidated assets.

Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable as of March 31, 2026 and December 31, 2025 were as follows:

	As of
Customer	March 31, 2026	December 31, 2025
Customer 1	49%	35%
Customer 2	24%	22%

Revenue from the Company’s major customers representing 10% or more of total revenue for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
Customer	2026	2025
Customer A	29%	23%
Customer B	15%	20%
Customer C	10%	*
Customer D	*	11%

* Customer accounted for less than 10% of total revenue in the period.

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
South Korea	$86,505	$68,025
Singapore	28,294	51,676
United States	22,143	26,390
Other	43,247	20,573
Total	$180,189	$166,664

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

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of March 31, 2026
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$99,218	$99,218	$—	$—
Cash equivalents:
Money market funds	35,106	35,106	—	—
Total cash equivalents	35,106	35,106	—	—
Total cash and cash equivalents	134,324	134,324	—	—
Marketable securities:
Time deposits	16,050	16,050	—	—
U.S. Government bonds and notes	184,226	184,501	35	(310)
Non-U.S. Government bonds and notes	3,996	3,996	—	—
Corporate bonds, commercial paper and notes	447,543	448,225	57	(739)
Total marketable securities	651,815	652,772	92	(1,049)
Total cash, cash equivalents and marketable securities	$786,139	$787,096	$92	$(1,049)

	As of December 31, 2025
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$67,833	$67,833	$—	$—
Cash equivalents:
Money market funds	47,277	47,277	—	—
U.S. Government bonds and notes	16,936	16,932	4	—
Corporate bonds, commercial paper and notes	50,780	50,780	3	(3)
Total cash equivalents	114,993	114,989	7	(3)
Total cash and cash equivalents	182,826	182,822	7	(3)
Marketable securities:
Time deposits	15,540	15,540	—	—
U.S. Government bonds and notes	161,361	161,231	180	(50)
Non-U.S. Government bonds and notes	3,983	3,980	3	—
Corporate bonds, commercial paper and notes	398,121	397,755	429	(63)
Total marketable securities	579,005	578,506	612	(113)
Total cash, cash equivalents and marketable securities	$761,831	$761,328	$619	$(116)

Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	March 31, 2026	December 31, 2025
Cash	$99,218	$67,833
Cash equivalents	35,106	114,993
Total cash and cash equivalents	134,324	182,826
Marketable securities	651,815	579,005
Total cash, cash equivalents and marketable securities	$786,139	$761,831

The Company continues to invest in highly rated, liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and impairment.

The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position as of March 31, 2026 and December 31, 2025 were as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Less than 12 months
U.S. Government bonds and notes	$126,285	$38,473	$(309)	$(48)
Corporate bonds, commercial paper and notes	338,170	88,597	(738)	(65)
Total cash equivalents and marketable securities in a continuous unrealized loss position for less than 12 months	464,455	127,070	(1,047)	(113)
12 months or greater
U.S. Government bonds and notes	346	1,692	(1)	(2)
Corporate bonds, commercial paper and notes	1,665	1,660	(1)	(1)
Total marketable securities in a continuous unrealized loss position for 12 months or greater	2,011	3,352	(2)	(3)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$466,466	$130,422	$(1,049)	$(116)

The gross unrealized losses as of March 31, 2026 and December 31, 2025 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions, as well as the demand for and duration of the U.S. government-sponsored obligations and corporate bonds, commercial paper and notes. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). The Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.

The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	March 31, 2026
Due in less than one year	$509,031
Due from one year through three years	142,784
Total	$651,815

Refer to Note 8, “Fair Value of Financial Instruments,” for a discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

8. Fair Value of Financial Instruments

The following table presents the financial instruments that are carried at fair value and summarizes their valuation by the respective pricing levels as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$35,106	$35,106	$—	$—
Time deposits	16,050	—	16,050	—
U.S. Government bonds and notes	184,226	—	184,226	—
Non-U.S. Government bonds and notes	3,996	—	3,996	—
Corporate bonds, commercial paper and notes	447,543	—	447,543	—
Total assets carried at fair value	$686,921	$35,106	$651,815	$—

	As of December 31, 2025
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$47,277	$47,277	$—	$—
Time deposits	15,540	—	15,540	—
U.S. Government bonds and notes	178,297	—	178,297	—
Non-U.S. Government bonds and notes	3,983	—	3,983	—
Corporate bonds, commercial paper and notes	448,901	—	448,901	—
Total assets carried at fair value	$693,998	$47,277	$646,721	$—

The Company monitors its investments for impairment and records appropriate reductions in carrying value when necessary. During the three months ended March 31, 2026 and 2025, the Company recorded no other-than-temporary impairment charges on its investments.

During the three months ended March 31, 2026 and 2025, there were no transfers of financial instruments between different categories of fair value.

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

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2026 (in thousands):

Years ending December 31,	Amount
2026 (remaining nine months)	$5,601
2027	5,984
2028	4,866
2029	4,871
2030	4,232
Thereafter	687
Total minimum lease payments	26,241
Less: amount of lease payments representing interest	(2,837)
Present value of future minimum lease payments	23,404
Less: current obligations under leases	(6,362)
Long-term lease obligations	$17,042

As of March 31, 2026, the weighted-average remaining lease term for the Company’s operating leases was 4.3 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 7.5%.

Operating lease costs included in research and development and selling, general and administrative costs in the Unaudited Condensed Consolidated Statements of Income were $1.5 million for each of the three months ended March 31, 2026 and 2025.

Cash paid for amounts included in the measurement of operating lease liabilities was $1.8 million for each of the three months ended March 31, 2026 and 2025.

10. Commitments and Contingencies

As of March 31, 2026, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2026	2027	2028
Contractual obligations (1) (2)
Software licenses (3)	$35,006	$11,671	$16,396	$6,939
Other contractual obligations	103	103	—	—
Total	$35,109	$11,774	$16,396	$6,939

(1)
The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $26.0 million, including $24.7 million recorded as a reduction of long-term deferred tax assets and $1.3 million in long-term income taxes payable as of March 31, 2026. As noted below in Note 13, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the timing of the outcome at this time.
(2)
For the Company’s lease commitments as of March 31, 2026, refer to Note 9, “Leases.”
(3)
The Company has commitments with various software vendors for agreements generally having terms longer than one year.

From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other IP infringement or any other claim by any third party arising as a result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company, however this may not always be possible. The fair value of the liability as of March 31, 2026 and December 31, 2025, respectively, was not material.

11. Equity Incentive Plans and Stock-Based Compensation

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2025	9,733,628
Nonvested equity stock and stock units granted (1)	(25,498)
Nonvested equity stock and stock units forfeited (1)	375,092
Total shares available for grant as of March 31, 2026	10,083,222

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

Employee Stock Purchase Plan

No purchases were made under the 2015 Employee Stock Purchase Plan (“2015 ESPP”) during the three months ended March 31, 2026 and 2025. As of March 31, 2026, approximately 2.1 million shares under the 2015 ESPP remained available for issuance.

Stock-Based Compensation

For the three months ended March 31, 2026 and 2025, the Company maintained stock plans covering a broad range of potential equity grants, including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.

Stock-based compensation expense recorded in the Unaudited Condensed Consolidated Statements of Income was as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cost of revenue	$139	$162
Research and development	5,254	4,511
Sales, general and administrative	6,060	6,710
Total	$11,453	$11,383

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

Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $77.1 million as of March 31, 2026. This amount is expected to be recognized over a weighted-average period of 2.3 years.

The following table reflects the activity related to nonvested equity stock and stock units for the three months ended March 31, 2026:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2025	2,881,829	$51.91
Granted	25,498	$107.35
Vested	(574,401)	$44.42
Forfeited	(140,113)	$47.39
Nonvested as of March 31, 2026	2,192,813	$54.81

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

During the three months ended March 31, 2026, the Company continued to operate under a share repurchase plan with Mizuho Securities USA, LLC, which was entered into in 2025 and expired on March 31, 2026. The execution of share repurchases was dependent on the Company’s stock price reaching certain levels. During the three months ended March 31, 2026 and 2025, the Company repurchased an immaterial amount of shares under the 2020 Repurchase Program, which were retired and recorded as a reduction to stockholders’ equity.

As of March 31, 2026, there remained an outstanding authorization to repurchase approximately 5.5 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.

13. Income Taxes

The Company recorded a provision for income taxes of $8.8 million and $7.3 million for the three months ended March 31, 2026 and 2025, respectively. The provisions for income taxes for the three months ended March 31, 2026 and 2025 were primarily driven by the statutory tax expense for domestic and foreign jurisdictions for the respective fiscal years, offset by tax benefits from excess stock-based compensation deductions.

During the three months ended March 31, 2026 and 2025, the Company paid foreign withholding taxes of $5.5 million and $5.6 million, respectively.

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

As of March 31, 2026, the Company had approximately $108.4 million of unrecognized tax benefits, before interest accrual, including $24.7 million recorded as a reduction of long-term deferred tax assets, $82.7 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $1.0 million recorded to long-term income taxes payable.

In the third quarter of 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, there was an increase to the Company’s income tax expense in 2025, primarily related to changes in the taxation of profits derived from foreign operations and, more specifically, the foreign-derived intangible income deduction. The impact of OBBBA also increased the Company’s income tax expense and effective tax rate for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

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

The following discussion and analysis should be read in conjunction with (1) our Unaudited Condensed Consolidated Financial Statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q, and (2) our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025 included in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 18, 2026.

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

Executive Summary

Our continued execution delivered strong results during the first quarter of 2026, driven primarily by continued demand for our memory interface chips.

Key first quarter 2026 financial results included:

•
Revenue of $180.2 million;
•
Operating expenses of $81.9 million;
•
Diluted net income per share of $0.55; and
•
Net cash provided by operating activities of $83.2 million.

We achieved quarterly product revenue of $88.0 million in the first quarter of 2026, which increased by approximately 15% as compared to the same period in 2025, reflecting strong execution in our memory and interface portfolio.

Operational Highlights

Revenue Sources

Our consolidated revenue is comprised of product revenue, royalties and contract and other revenue.

Product revenue consists primarily of memory interface chips and is increasing in strategic significance. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server and client memory modules. Product revenue accounted for 49% of our consolidated revenue for the three months ended March 31, 2026, as compared to 46% for the three months ended March 31, 2025.

Royalties revenue is derived from our patent licenses, through which we provide our customers certain rights to our broad worldwide portfolio of patented inventions. Our patent licenses enable our customers to use a portion of our patent portfolio in their own digital electronics products. The licenses typically range in duration up to ten years and may define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Amlogic, Broadcom, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, Nuvoton, NVIDIA, Phison, Qualcomm, Samsung, Silicon Motion, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital and Winbond have licensed our patents. The vast majority of our patents originate from our internal research and development efforts. Additionally, from time to time, we enter into agreements to sell certain patent assets under agreements which may also include subsequent profit-sharing. The sale of these patents, as well as the subsequent profit-sharing, are included as part of our royalties revenue. Revenue from royalties accounted for 39% of our consolidated revenue for the three months ended March 31, 2026, as compared to 44% for the three months ended March 31, 2025.

Contract and other revenue consists primarily of Silicon IP, which is comprised of our high-speed interface and security IP. Revenue sources under contract and other revenue include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 12% of our consolidated revenue for the three months ended March 31, 2026, as compared to 10% of our consolidated revenue for the three months ended March 31, 2025.

Costs and Expenses

Cost of product revenue mainly includes costs attributable to the sale of memory interface chip products. Cost of product revenue increased approximately $3.1 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to higher sales volumes of our memory interface chips.

Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue increased $0.5 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily due to higher engineering services associated with the contracts.

Total research and development expenses for the three months ended March 31, 2026 increased approximately $7.6 million as compared to the same period in 2025. The increase was driven by continued investment in our research and development initiatives and primarily reflected higher headcount-related expenses of $4.1 million and an increase in stock-based compensation expenses of $0.8 million. In addition, prototyping costs and depreciation expense increased by $1.4 million and $1.0 million, respectively.

Total sales, general and administrative expenses for the three months ended March 31, 2026 increased approximately $3.7 million as compared to the same period in 2025, primarily due to increases in payroll-related expenses and legal expenses of $2.1 million and $1.6 million, respectively, offset by a decrease in stock-based compensation expenses of $0.6 million.

Intellectual Property

As of March 31, 2026, our semiconductor, security and other technologies are covered by 2,029 U.S. and foreign patents. Additionally, we have 481 patent applications pending in various countries. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.

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

We have a high degree of revenue concentration. Our top five customers represented approximately 70% and 71% of our consolidated revenue for the three months ended March 31, 2026 and 2025, respectively. The level of concentration and particular customers which account for this concentration have varied in the past and may vary in the future as a result of demand for our semiconductor products, timing of new contracts, expiration of existing contracts, as well as timing of contract expirations and renewals, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.

Our revenue from companies headquartered outside of the United States accounted for approximately 88% and 84% of our consolidated revenue for the three months ended March 31, 2026 and 2025, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is predominantly denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 6, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our Unaudited Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue	48.8%	45.8%
Royalties	38.7%	44.4%
Contract and other revenue	12.5%	9.8%
Total revenue	100.0%	100.0%
Cost of revenue:
Cost of product revenue	18.7%	18.4%
Cost of contract and other revenue	0.6%	0.3%
Amortization of acquired intangible assets	0.9%	1.0%
Total cost of revenue	20.2%	19.7%
Gross profit	79.8%	80.3%
Operating expenses:
Research and development	27.9%	25.6%
Sales, general and administrative	17.6%	16.8%
Total operating expenses	45.5%	42.4%
Operating income	34.3%	37.9%
Interest income and other income (expense), net	4.0%	2.9%
Interest expense	(0.2)%	(0.2)%
Interest and other income (expense), net	3.8%	2.7%
Income before income taxes	38.1%	40.6%
Provision for income taxes	4.9%	4.4%
Net income	33.2%	36.2%

Revenue

	Three Months Ended March 31,		Change in
(Dollars in millions)	2026	2025	Percentage
Total revenue:
Product revenue	$88.0	$76.3	15.3%
Royalties	69.6	74.0	(5.9)%
Contract and other revenue	22.6	16.4	37.6%
Total revenue	$180.2	$166.7	8.1%

Product Revenue

Product revenue consists primarily of revenue from the sale of memory products. Product revenue increased approximately $11.7 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was due to higher sales of memory interface chips, as well as contributions from new products.

Growth in our product revenue is dependent on, among other things, our ability to continue to obtain orders from customers, develop and sell new products, maintain adequate supply in order to meet our customers’ demand and mitigate any supply chain and economic disruption.

Royalties

Royalties revenue, which includes patent and technology license royalties, decreased approximately $4.4 million for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease was primarily due to the timing and structure of license agreements and renewals.

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

Contract and Other Revenue

Contract and other revenue consists of revenue from technology development projects. Contract and other revenue increased approximately $6.2 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was due to higher revenue associated with our Silicon IP offerings.

We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.

Cost of Product Revenue

	Three Months Ended March 31,		Change in
(Dollars in millions)	2026	2025	Percentage
Cost of product revenue	$33.7	$30.6	10.3%

Cost of product revenue mainly includes costs attributable to the sale of memory interface chip products. Cost of product revenue increased approximately $3.1 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily due to higher sales volumes of our memory interface chips.

In the near term, we expect costs of product revenue to fluctuate due to changes in sales volume and product mix.

Cost of Contract and Other Revenue

	Three Months Ended March 31,		Change in
(Dollars in millions)	2026	2025	Percentage
Cost of contract and other revenue	$1.1	$0.6	106.6%

Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue increased $0.5 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily due to higher engineering services associated with the contracts.

In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.

Research and Development Expenses

	Three Months Ended March 31,		Change in
(Dollars in millions)	2026	2025	Percentage
Research and development expenses:
Research and development expenses, excluding stock-based compensation	$44.9	$38.1	18.0%
Stock-based compensation	5.3	4.5	16.5%
Total research and development expenses	$50.2	$42.6	17.9%

Research and development expenses are those expenses incurred for the development of applicable technologies.

Total research and development expenses for the three months ended March 31, 2026 increased approximately $7.6 million as compared to the same period in 2025. The increase was driven by continued investment in our research and development initiatives and primarily reflected higher headcount-related expenses of $4.1 million and an increase in stock-based compensation expenses of $0.8 million. In addition, prototyping costs and depreciation expense increased by $1.4 million and $1.0 million, respectively.

We will continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.

Sales, General and Administrative Expenses

	Three Months Ended March 31,		Change in
(Dollars in millions)	2026	2025	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses, excluding stock-based compensation	$25.6	$21.3	20.0%
Stock-based compensation	6.1	6.7	(9.7)%
Total sales, general and administrative expenses	$31.7	$28.0	12.9%

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

Total sales, general and administrative expenses for the three months ended March 31, 2026 increased approximately $3.7 million as compared to the same period in 2025, primarily due to increases in payroll-related expenses and legal expenses of $2.1 million and $1.6 million, respectively, offset by a decrease in stock-based compensation expenses of $0.6 million.

In the future, sales, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, acquisition, and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period.

Amortization of Acquired Intangible Assets

Amortization expense is related to various acquired IP. Amortization of acquired intangible assets recognized in cost of revenue was $1.7 million for each of the three months ended March 31, 2026 and 2025. No amortization of acquired intangible assets was recognized in operating expenses for either period.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,		Change in
(Dollars in millions)	2026	2025	Percentage
Interest income and other income (expense), net	$7.2	$4.9	47.3%
Interest expense	(0.3)	(0.4)	(26.0)%
Interest and other income (expense), net	$6.9	$4.5	53.4%

Interest income and other income (expense), net, includes interest income from our investment portfolio and from the significant financing component of licensing agreements, as well as any gains or losses from the re-measurement of our monetary assets or liabilities denominated in foreign currencies. For the three months ended March 31, 2026 and 2025, interest income and other income (expense), net, consisted primarily of interest income generated from our investment portfolio. Interest income increased during the three months ended March 31, 2026 as compared to the same period in 2025 due to an increase in our investment portfolio, partially offset by a decline in interest rates on our investments.

Interest expense is primarily associated with long-term software licenses. Interest expense remained relatively flat for the three months ended March 31, 2026 as compared to the same period in 2025.

Provision for Income Taxes

	Three Months Ended March 31,		Change in
(Dollars in millions)	2026	2025	Percentage
Provision for income taxes	$8.8	$7.3	19.8%
Effective tax rate	12.8%	10.8%

Our provisions for income taxes for the three months ended March 31, 2026 and 2025 were primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2026 and 2025, respectively, offset by tax benefits from excess stock-based compensation deductions. Our provision for income taxes for the three months ended March 31, 2026 and 2025 reflected effective tax rates of 12.8% and 10.8%, respectively, and differed from the U.S. statutory rate primarily due to tax benefits from excess stock-based compensation deductions.

During the three months ended March 31, 2026 and 2025, we paid foreign withholding taxes of $5.5 million and $5.6 million, respectively.

In the third quarter of 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, there was an increase to our income tax expense in 2025, primarily related to changes in the taxation of profits derived from foreign operations and, more specifically, the foreign-derived intangible income deduction. The impact of OBBBA also increased our income tax expense and effective tax rate for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Liquidity and Capital Resources

	As of
(In millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$134.3	$182.8
Marketable securities	651.8	579.0
Total cash, cash equivalents and marketable securities	$786.1	$761.8

	Three Months Ended March 31,
(In millions)	2026	2025
Net cash provided by operating activities	$83.2	$77.4
Net cash used in investing activities	$(85.3)	$(8.4)
Net cash used in financing activities	$(46.3)	$(36.8)

Liquidity

We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents are in the United States. Our cash needs for the three months ended March 31, 2026, were funded primarily from cash collected from our customers.

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

To provide us with more flexibility in returning capital to our stockholders, on October 29, 2020, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the three months ended March 31, 2026, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed in the “Share Repurchase Program” section below.

Operating Activities

Cash provided by operating activities of $83.2 million for the three months ended March 31, 2026 was primarily attributable to cash generated from product sales, customer licensing and engineering services fees. Changes in operating assets and liabilities for the three months ended March 31, 2026 primarily included a decrease in accounts receivable, offset by an increase in inventories and decreases in accrued salaries and benefits and other liabilities, and deferred revenue.

Cash provided by operating activities of $77.4 million for the three months ended March 31, 2025, was primarily attributable to cash generated from product sales, customer licensing and engineering services fees. Changes in operating assets and liabilities for the three months ended March 31, 2025 primarily included an increase in income taxes payable and decreases in accounts receivable and unbilled receivables, offset by a decrease in accrued salaries and benefits and other accrued liabilities, as well as an increase in income taxes receivable.

Investing Activities

Cash used in investing activities of $85.3 million for the three months ended March 31, 2026, consisted of purchases of available-for-sale marketable securities of $255.8 million and $11.6 million paid to acquire property and equipment, offset by proceeds from the maturities of available-for-sale marketable securities of $182.1 million.

Cash used in investing activities of $8.4 million for the three months ended March 31, 2025, consisted of purchases of available-for-sale marketable securities of $91.2 million and $7.9 million paid to acquire property and equipment, offset by proceeds from the maturities of available-for-sale marketable securities of $90.7 million.

Financing Activities

Cash used in financing activities of $46.3 million for the three months ended March 31, 2026, was primarily due to $38.4 million in payments of taxes related to net share settlement of equity awards, $5.3 million paid under installment payment arrangements to acquire fixed assets and an aggregate payment of $2.6 million as part of our share repurchases in the first quarter of 2026.

Cash used in financing activities of $36.8 million for the three months ended March 31, 2025, was primarily due to $30.8 million in payments of taxes related to net share settlement of equity awards, $3.8 million paid under installment payment arrangements to acquire fixed assets, and an aggregate payment of $2.2 million as part of our share repurchases in the first quarter of 2025.

Contractual Obligations

As of March 31, 2026, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2026	2027	2028
Contractual obligations (1) (2)
Software licenses (3)	$35,006	$11,671	$16,396	$6,939
Other contractual obligations	103	103	—	—
Total	$35,109	$11,774	$16,396	$6,939

(1)
The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $26.0 million, including $24.7 million recorded as a reduction of long-term deferred tax assets and $1.3 million in long-term income taxes payable as of March 31, 2026. As noted in Note 13, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the timing of the outcome at this time.
(2)
For our lease commitments as of March 31, 2026, refer to Note 9, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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

During the three months ended March 31, 2026, we continued to operate under a share repurchase plan with Mizuho Securities USA, LLC, which was entered into in 2025 and expired on March 31, 2026. The execution of share repurchases was dependent on our stock price reaching certain levels. During the three months ended March 31, 2026 and 2025, we repurchased an immaterial amount of shares under the 2020 Repurchase Program, which were retired and recorded as a reduction to stockholders’ equity.

As of March 31, 2026, there remained an outstanding authorization to repurchase approximately 5.5 million shares of our outstanding common stock under the 2020 Repurchase Program.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates include those regarding (1) revenue recognition, (2) goodwill, (3) intangible assets, and (4) income taxes. For a discussion of our critical accounting estimates, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

Refer to Note 2, “Recent Accounting Pronouncements,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of recent accounting pronouncements, including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, primarily arising from the effect of interest rate fluctuations on our investment portfolio. Interest rate fluctuations may arise from changes in the market’s view of the quality of the security issuer, the overall economic outlook and the time to maturity of our portfolio. We mitigate this risk by investing only in highly rated, liquid instruments. Securities with original maturities of one year or less must be rated by two of the three industry standard rating agencies as follows: A1 by Standard & Poor’s, P1 by Moody’s and/or F-1 by Fitch. Securities with original maturities of greater than one year must be rated by two of the following industry standard rating agencies as follows: AA- by Standard & Poor’s, Aa3 by Moody’s and/or AA- by Fitch. By corporate investment policy, we limit the amount of exposure to $15.0 million or 10% of the portfolio, whichever is lower, for any single non-U.S. Government issuer. A single U.S. Agency can represent up to 25% of the portfolio. No more than 20% of the total portfolio may be invested in the securities of an industry sector, with money market fund investments evaluated separately. Our policy requires that at least 10% of the portfolio be in securities with a maturity of 90 days or less. We may make investments in time deposits, U.S. government-sponsored obligations and corporate bonds, commercial paper and notes with maturities up to 36 months. We currently bias our investment portfolio to shorter maturities. The majority of our investments are U.S. dollar denominated.

Our policy specifically prohibits trading securities for the sole purpose of realizing trading profits; however, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss. Similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of March 31, 2026, we had an investment portfolio of fixed income marketable securities of $686.9 million, including cash equivalents and time deposits. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of March 31, 2026, the fair value of the portfolio would decline by approximately $3.8 million. Actual results may differ materially from this sensitivity analysis.

We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in France, the Netherlands and the United Kingdom, design centers in Bulgaria, Canada, India, and Finland, business development and operations activities in South Korea and Taiwan and business development activities in China. We monitor our foreign currency exposure. As of March 31, 2026, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We rely on third parties for a variety of services, including for manufacturing and our supply chain, and these third parties’ failure to perform these services adequately or change our allocation of their services/capacity due to industry, geopolitical, or other pressures could materially and adversely affect our business.
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

Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, data centers, networks, artificial intelligence (“AI”), tablets, handheld devices, mobile applications, gaming and graphics, high-definition televisions, cryptography and data security. The electronics industry is intensely competitive and has been impacted by rapid technological change, short product life cycles, cyclical market patterns, price erosion and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers’ products and the financial resources of such customers. In particular, DRAM manufacturers, which make up a significant part of our revenue, are prone to significant business cycles and have suffered material losses and other adverse effects to their businesses, leading to industry consolidation from time to time that may result in loss of revenue under our existing license agreements or loss of target customers. Additionally, AI has been developing at a rapid pace and continues to evolve and change, especially with robust growth for AI infrastructure. We cannot predict whether the demand for AI solutions and therefore the demand for our products that support the AI ecosystem and infrastructure will continue and at what pace. The adoption of AI solutions by our customers and/or their end users may not develop in the manner or in the time periods we anticipate and, as the markets for AI solutions are still developing, demand for our products that support AI may be unpredictable and vary significantly from one period to another. If we are unable to predict the demand for AI or if we overestimate the demand for our products as a result of AI, our business may be adversely impacted. Furthermore, as a result of ongoing competition in the industries in which we operate and volatility in various economies around the world, we may achieve reduced market share, a reduced number of licenses or may experience tightening of customers’ operating budgets, difficulty or inability of our customers to pay our licensing fees, reduction in downstream demand, lengthening of the approval process for new products and licenses and consolidation among our customers. All of these factors may adversely affect the demand for our products and technologies and may cause us to experience substantial fluctuations in our operating results and financial condition.

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

We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 70% and 71% of our consolidated revenue for the three months ended March 31, 2026 and 2025, respectively. Additionally, our top five customers for each reporting period represented approximately 66% and 62% of our consolidated revenue for the years ended December 31, 2025 and 2024, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future. Our customers’ demand for our products may fluctuate due to factors beyond our control. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. A disruption in our relationship with any of our customers could adversely affect our business. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold or the demand for our products. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers or any significant reduction in orders from, or a shift in product mix by customers, could have a material adverse effect on our operating results and financial condition.

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

As a fabless semiconductor company, we purchase our inventory from third-party manufacturers in advance of selling our products. We place orders with our manufacturers based on existing and expected orders from our customers and distributors for particular products. We are also subject to increased inventory risks and costs because we build our products based on forecasts provided by our customers and distributors before receiving purchase orders for the product. While most of our contracts with our customers and distributors include lead time requirements and cancellation penalties that are designed to protect us from misalignment between orders and inventory levels, we must nonetheless make some predictions when we place orders with our manufacturers and we are not always able to make adjustments to align with our inventory needs. Our customers and distributors may also fail to place orders or cancel orders for many reasons, including but not limited to trends in the global economy, including as a result of tariffs or trade restrictions or relationships, geopolitical uncertainty, international conflict, war, business challenges, supply chain constraints, longer than expected inventory digestion or other changes in their business requirements. In the event that our predictions are inaccurate due to unexpected increases in orders or our manufacturers are unable to provide the inventory that we require, we may have insufficient inventory to meet our customers’ and distributors’ demands. In addition, a perceived negative trend in market conditions could lead us to decrease the manufacturing volume of our products to avoid excess inventory. If we inaccurately assess market conditions for our products, we could have insufficient inventory to meet the demands of our customers and distributors, resulting in loss of revenue. In the event that we order products that we are unable to sell due to a decrease in orders, unexpected order cancellations, import/export restrictions or product returns, we may have excess inventory which, if not sold, may need to be written down or would result in a decrease in our revenue in future periods. If any of these situations were to arise, it could have a material impact on our business, financial condition and results of operations.

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

We utilize distributors to sell our memory interface chips to certain customers. We do not have long-term purchase commitments from our distributors. If a key distributor were to experience financial difficulties, including bankruptcy, this could materially impact our financial results due to potential losses from uncollectible receivables. Additionally, any oversupply of inventory at our distributors, whether due to an industry or economic downturn or other causes, could result in reduced sales in a given period, increased order push-outs, increased inventory returns and cause us to carry higher levels of inventory. This could result in us incurring charges for obsolete or excess inventory, or we may not fully recover our costs, which would reduce our gross margin. Violations of the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), export controls and sanctions laws, or similar laws, by our distributors could also have a material adverse impact on our business.

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

Because we provide memory interface chips, among others, that are used in end products and systems, demand for our products is influenced by the demand for end products sold by our customers or via distributors. For example, we are currently experiencing increased demand for our products that is attributed to an increased demand for AI-based solutions, but we cannot predict future trends in such demand. As a result, we may have difficulty in accurately forecasting our product revenue. Our product revenue depends on the timing, scale and speed of introductions of new end products and systems, as well as the ongoing demand for existing end products and systems, that incorporate our products, all of which are intrinsically difficult to forecast. In addition, demand for our products is influenced by the ability of our customers and distributors to manage their inventory. If our customers and distributors do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers and distributors may vary significantly, and we may have difficulty forecasting our inventory levels, which could reduce our product revenue, result in inventory write-offs and adversely affect our financial condition and results of operations. For these reasons, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.

We may fail to meet our publicly announced guidance or other expectations about our business, which would likely cause our stock price to decline.

We provide guidance regarding our expected financial and business performance, including our anticipated future revenue, operating expenses and other financial and operational metrics. Correctly identifying the key factors affecting business conditions and predicting future events is an inherently uncertain process. Any guidance that we provide may not always be accurate, or may vary from actual results, due to our inability to correctly identify and quantify risks and uncertainties to our business and to quantify their impact on our financial performance. We offer no assurance that such guidance will ultimately be accurate, and investors should treat any such guidance with appropriate caution. If we fail to meet our guidance or if we find it necessary to revise such guidance, even if such failure or revision is seemingly insignificant, investors and analysts may lose confidence in us and the market value of our common stock could be materially adversely affected.

A substantial portion of our revenue is derived from sources outside of the United States and this revenue and our business generally are subject to risks related to international operations that are often beyond our control.

For the three months ended March 31, 2026 and 2025, revenue from our international customers constituted approximately 88% and 84%, respectively, of our total consolidated revenue. Additionally, for the years ended December 31, 2025 and 2024, revenue from our international customers constituted approximately 82% and 64%, respectively, of our total consolidated revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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
•
geopolitical instability, including international conflict, war, and changes in diplomatic and trade relationships, in particular with China and Taiwan, and in Europe, South Korea, Central and South America, Israel, Iran and the Middle East;
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

Our operations and performance depend significantly on worldwide economic conditions. Current and future uncertainty in the worldwide economy due to inflation, geopolitical instability, international conflict, war, major central bank policies, including interest rate changes, public health crises or other global factors, could adversely affect our business. Additionally, there is ongoing uncertainty regarding the current U.S. presidential administration’s economic and other policies, priorities and actions, such as potential changes in trade restrictions or relationships, tariffs and exchange controls, and potential retaliatory tariffs or actions by other countries, which could impact our business and the cost and/or sale of our products in any countries that are impacted. Adverse economic conditions could also affect demand for our products and our customers’ products. If our customers experience reduced demand or excess inventory as a result of global or regional economic conditions or otherwise, including as a result of changes in tariffs or trade restrictions and relationships, this could result in reduced royalties revenue and/or product sales and our business and results of operations could be harmed. Inflationary pressures and shortages have in the past increased, and may increase in the future, costs for materials, supplies and labor, which could cause our expenses to increase at a rate faster than our product pricing to recover such increases, which may further result in a material adverse effect on our business, financial condition or results of operations.

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

Risks Associated with Our Supply and Third-Party Manufacturing

We rely on third parties for a variety of services, including for manufacturing and our supply chain, and these third parties’ failure to perform these services adequately or change our allocation of their services/capacity due to industry, geopolitical, or other pressures could materially and adversely affect our business.

We rely on third parties for a variety of services, including our manufacturing supply chain partners and third parties within our sales and distribution channels. Some of these third parties are, and may be, our sole manufacturer or sole source of certain production materials and may be located in regions subject to increased geopolitical uncertainty and changes in global trade policies (e.g., tensions between China and Taiwan, conflict in the Middle East or elsewhere, and evolving export/import and national security restrictions). If we fail to manage our relationships with these manufacturers and suppliers effectively, or if they experience delays, disruptions, geopolitical changes, capacity constraints/allocation pressures or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in any of our manufacturers and suppliers’ financial or business condition could disrupt our ability to supply quality products to our customers. If we are required to change our manufacturers, we may lose revenue, incur increased costs and damage our end-customer relationships. In addition, porting to and qualifying a new manufacturer and commencing production can be an expensive and lengthy process. If our third-party manufacturers or suppliers are unable to provide us with adequate supplies for any other reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected. In the event these and other third parties we rely on fail to provide their services adequately, including as a result of errors in their systems, industry pressures or events beyond their control, or refuse to provide these services on terms acceptable to us, and we are not able to find suitable alternatives, our business may be materially and adversely affected. In addition, our orders may represent a relatively small percentage of the overall orders received by our manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority in the event our manufacturers are constrained in their ability to fulfill all of their customer obligations in a timely manner. If we or our manufacturers are unable to obtain adequate quantities of components or other supplies, including critical materials (e.g., helium), at reasonable prices, if the quality of the supplies deteriorates, or if we are unable to pass increased materials costs on to our customers, our business, operating results and financial condition could be adversely affected.

Semiconductor supply chain disruptions have been well publicized in the recent past. We believe that we could experience various supply constraints related to our memory interface chip business in the future. For example, to the extent we do not have sufficient wafer and packaging substrate firm commitments from our third-party suppliers or they are otherwise unable to provide such services and materials, we may not obtain the materials needed on our desired timelines or at reasonable prices. Large swings in demand could exceed our contracted supply and/or our suppliers’ capacity to meet those demand changes resulting in a shortage of parts, materials or capacity needed to manufacture our products. While we continually work with our suppliers to mitigate the impact of the supply constraints to our customer deliveries, in the event of a shortage or supply interruption from suppliers of our components, we may not be able to develop alternate sources quickly, cost-effectively or at all. An extended period of global supply chain and economic disruption, including as a result of geopolitical uncertainty, international conflict, war, tariffs or trade restrictions, could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain.

Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, IP theft, losses due to tampering, third-party vendor issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulations, potential tariffs or other trade restrictions, geopolitical uncertainty, international conflict, war or other similar problems could limit or delay the supply of our products. Any interruption or delay in manufacturing or component supply, any increases in manufacturing or component costs, or the inability to obtain these services or components from alternate sources at acceptable prices and within a reasonable amount of time would harm our ability to provide our products to customers on a timely basis. This could harm our relationships with our customers, prevent us from acquiring new customers and materially and adversely affect our business.

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

Our success is dependent upon our ability to identify, attract, compensate, motivate and retain qualified personnel, especially engineers, senior management and other key personnel. The loss of the services of any key employees could be disruptive to our development efforts, business relationships and strategy and could cause our business and operations to suffer. In addition, the current regulatory environment related to immigration is uncertain, including with respect to the availability of

H-1B and other visas. If a new or revised visa program is implemented, it may impact our ability to attract and retain qualified personnel.

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

We have been and may be subject to legal claims or regulatory matters involving consumer, stockholder class action and derivative, employment, competition, IP and other issues on a global basis. Commencing in the first quarter of 2026, we have been responding to a U.S. federal grand jury subpoena in connection with a criminal investigation being conducted by the U.S. Department of Justice, Antitrust Division (“DOJ”). Litigation and other proceedings, such as we experienced in our history and the current DOJ matter, can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. Any settlement of a matter or adverse decision could include monetary fines or damages, changes to our business practices, negative publicity, reputational harm, or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more of our products or technologies. As a result of the conclusion of any matter, including a settlement or an unfavorable ruling on a matter, our business, operating results or financial condition could be materially harmed.

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

We may from time to time be subject to warranty, service level agreement and product liability claims with regard to product performance and our services. We could incur material losses as a result of warranty, support, repair or replacement costs in response to customer complaints or in connection with the resolution of contemplated or actual legal proceedings relating to such claims. In addition to potential losses arising from claims and related legal proceedings, warranty and product liability claims could affect our reputation and our relationship with customers. We also may not have sufficient indemnification from our applicable vendors, if any. We generally attempt to limit the maximum amount of indemnification or liability that we could be exposed to under our contracts; however, this is not always possible.

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
•
changes in macroeconomic conditions, increased risk of recession and geopolitical issues, including international conflict, war and changes in diplomatic and trade relationships, in particular with China, Taiwan and Central and South America, and in Europe, South Korea, Israel, Iran and the Middle East;
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

The following table provides information relating to repurchases of our common stock for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Cumulative shares repurchased as of December 31, 2025	14,451,789	$32.55	14,451,789	5,548,211
January 1, 2026 - January 31, 2026	2,340	$89.49	2,340	5,545,871
March 1, 2026 - March 31, 2026	27,531	$85.70	27,531	5,518,340
Cumulative shares repurchased as of March 31, 2026	14,481,660		14,481,660

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the first quarter of 2026, no directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

† The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	April 28, 2026	By:	/s/ John Allen
John Allen
Vice President, Accounting and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)