Form 10-Q
period 2026-06-30
RAMBUS INC
filed 2026-07-28
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 108,461,603 as of June 30, 2026.

RAMBUS INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, predictions regarding the following aspects of our future:

•
Success in the markets for our products and services or our customers’ products;
•
Sources of competition;
•
Research and development costs and improvements in technology;
•
Sources, amounts and concentration of revenue, including royalties;
•
Success in signing and renewing customer agreements, including license agreements;
•
The timing of completing engineering deliverables and the changes to the work required;
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
•
Pricing policies of our customers;
•
Changes in our strategy and business model, including the expansion of our portfolio of products, software, services, inventions and solutions to address additional markets in memory, chips and security;
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
•
Outcome and effect of potential future IP litigation and other significant litigation;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and par value)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$87,720	$182,826
Marketable securities	737,228	579,005
Accounts receivable	144,094	137,476
Unbilled receivables	22,768	25,209
Inventories	74,836	44,098
Prepaids and other current assets	20,750	20,202
Total current assets	1,087,396	988,816
Intangible assets, net	6,875	10,171
Goodwill	286,812	286,812
Property and equipment, net	114,523	113,051
Operating lease right-of-use assets	14,855	17,112
Deferred tax assets	94,619	105,542
Other assets	7,248	8,041
Total assets	$1,612,328	$1,529,545
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,640	$35,915
Accrued salaries and benefits	21,667	22,044
Deferred revenue	21,179	29,980
EDA tools software licenses liability	14,815	14,884
Operating lease liabilities	6,035	6,310
Other current liabilities	10,150	11,441
Total current liabilities	111,486	120,574
Long-term operating lease liabilities	15,768	18,671
Long-term EDA tools software licenses liability	13,367	20,908
Other long-term liabilities	5,048	4,967
Total liabilities	145,669	165,120
Commitments and contingencies (Notes 10, 11 and 15)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; issued and outstanding: no shares as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; issued and outstanding: 108,461,603 shares as of June 30, 2026 and 107,781,863 shares as of December 31, 2025	108	108
Additional paid-in capital	1,264,582	1,287,646
Retained earnings	204,258	76,795
Accumulated other comprehensive loss	(2,289)	(124)
Total stockholders’ equity	1,466,659	1,364,425
Total liabilities and stockholders’ equity	$1,612,328	$1,529,545

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenue:
Product revenue	$99,154	$81,325	$187,156	$157,634
Royalties	84,261	68,607	153,903	142,582
Contract and other revenue	23,970	22,277	46,515	38,657
Total revenue	207,385	172,209	387,574	338,873
Cost of revenue:
Cost of product revenue	39,575	32,418	73,304	63,001
Cost of contract and other revenue	778	631	1,906	1,177
Amortization of acquired intangible assets	1,620	1,721	3,295	3,434
Total cost of revenue	41,973	34,770	78,505	67,612
Gross profit	165,412	137,439	309,069	271,261
Operating expenses:
Research and development	51,099	46,331	101,328	88,951
Sales, general and administrative	38,262	28,115	69,932	56,173
Restructuring charges	3,320	—	3,320	—
Total operating expenses	92,681	74,446	174,580	145,124
Operating income	72,731	62,993	134,489	126,137
Interest income and other income (expense), net	7,060	5,228	14,211	10,084
Interest expense	(302)	(382)	(581)	(759)
Interest and other income (expense), net	6,758	4,846	13,630	9,325
Income before income taxes	79,489	67,839	148,119	135,462
Provision for income taxes	11,884	9,904	20,656	17,224
Net income	$67,605	$57,935	$127,463	$118,238
Net income per share:
Basic	$0.62	$0.54	$1.18	$1.10
Diluted	$0.61	$0.53	$1.16	$1.09
Weighted-average shares used in per share calculations:
Basic	108,428	107,586	108,230	107,412
Diluted	109,977	108,520	109,852	108,639

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net income	$67,605	$57,935	$127,463	$118,238
Other comprehensive income (loss):
Foreign currency translation adjustment	(87)	217	(288)	525
Unrealized loss on marketable securities, net of tax	(528)	(142)	(1,877)	(27)
Total comprehensive income	$66,990	$58,010	$125,298	$118,736

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Loss	Total
Balances as of March 31, 2026	108,137	$108	$1,258,153	$136,653	$(1,674)	$1,393,240
Net income	—	—	—	67,605	—	67,605
Foreign currency translation adjustment	—	—	—	—	(87)	(87)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(528)	(528)
Common stock issued under employee stock plans, net of withholding taxes	328	—	(9,070)	—	—	(9,070)
Repurchase and retirement of common stock under repurchase program	(3)	—	(387)	—	—	(387)
Stock-based compensation	—	—	15,886	—	—	15,886
Balances as of June 30, 2026	108,462	$108	$1,264,582	$204,258	$(2,289)	$1,466,659

	For the Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balances as of March 31, 2025	107,412	$107	$1,253,924	$(93,357)	$(837)	$1,159,837
Net income	—	—	—	57,935	—	57,935
Foreign currency translation adjustment	—	—	—	—	217	217
Unrealized loss on marketable securities, net of tax	—	—	—	—	(142)	(142)
Common stock issued under employee stock plans, net of withholding taxes	248	1	(448)	—	—	(447)
Repurchase and retirement of common stock under repurchase program	(66)	—	(3,653)	—	—	(3,653)
Stock-based compensation	—	—	14,233	—	—	14,233
Balances as of June 30, 2025	107,594	$108	$1,264,056	$(35,422)	$(762)	$1,227,980

	For the Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Loss	Total
Balances as of December 31, 2025	107,782	$108	$1,287,646	$76,795	$(124)	$1,364,425
Net income	—	—	—	127,463	—	127,463
Foreign currency translation adjustment	—	—	—	—	(288)	(288)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(1,877)	(1,877)
Common stock issued under employee stock plans, net of withholding taxes	713	—	(47,447)	—	—	(47,447)
Repurchase and retirement of common stock under repurchase program	(33)	—	(2,956)	—	—	(2,956)
Stock-based compensation	—	—	27,339	—	—	27,339
Balances as of June 30, 2026	108,462	$108	$1,264,582	$204,258	$(2,289)	$1,466,659

	For the Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Deficit	Gain (Loss)	Total
Balances as of December 31, 2024	106,843	$107	$1,275,505	$(153,660)	$(1,260)	$1,120,692
Net income	—	—	—	118,238	—	118,238
Foreign currency translation adjustment	—	—	—	—	525	525
Unrealized loss on marketable securities, net of tax	—	—	—	—	(27)	(27)
Common stock issued under employee stock plans, net of withholding taxes	857	1	(31,255)	—	—	(31,254)
Repurchase and retirement of common stock under repurchase program	(106)	—	(5,810)	—	—	(5,810)
Stock-based compensation	—	—	25,616	—	—	25,616
Balances as of June 30, 2025	107,594	$108	$1,264,056	$(35,422)	$(762)	$1,227,980

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$127,463	$118,238
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	27,339	25,616
Depreciation	19,370	16,605
Amortization of intangible assets	3,295	3,434
Deferred income taxes	10,807	4,618
Other	518	1
Change in operating assets and liabilities:
Accounts receivable	(6,671)	15,695
Unbilled receivables	2,579	(1,006)
Prepaids and other current assets	(1,257)	(661)
Inventories	(30,738)	6,031
Income taxes receivable	797	(11,350)
Accounts payable	4,300	(8,545)
Accrued salaries and benefits and other liabilities	(899)	(2,878)
Income taxes payable	(1,026)	9,845
Deferred revenue	(8,241)	(1,272)
Operating lease liabilities	(3,178)	(2,598)
Net cash provided by operating activities	144,458	171,773
Cash flows from investing activities:
Purchases of property and equipment	(20,706)	(14,379)
Purchases of marketable securities	(488,888)	(303,836)
Maturities of marketable securities	329,329	178,628
Net cash used in investing activities	(180,265)	(139,587)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	5,234	3,743
Payments of taxes related to net share settlement of equity awards	(52,681)	(34,997)
Payments under installment payment arrangements	(8,487)	(7,686)
Repurchase and retirement of common stock	(2,956)	(5,810)
Net cash used in financing activities	(58,890)	(44,750)
Effect of exchange rate changes on cash and cash equivalents	(409)	548
Net decrease in cash and cash equivalents	(95,106)	(12,016)
Cash and cash equivalents at beginning of period	182,826	99,775
Cash and cash equivalents at end of period	$87,720	$87,759

Non-cash investing and financing activities:
Property and equipment received and accrued in accounts payable and other liabilities	$4,937	$25,983

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

2. Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This guidance provides public business entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this guidance on January 1, 2026, on a prospective basis. Upon adoption, the Company elected the practical expedient to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of current accounts receivable and current contract assets when estimating expected credit losses. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

3. Revenue Recognition

Contract Balances

The contract assets are primarily related to the Company’s fixed fee intellectual property (“IP”) licensing arrangements and rights to consideration for performance obligations delivered but not billed as of June 30, 2026.

The Company’s contract balances were as follows:

	As of
(In thousands)	June 30, 2026	December 31, 2025
Unbilled receivables	$25,859	$28,438
Deferred revenue	$23,443	$31,601

During the six months ended June 30, 2026, the Company recognized $21.9 million of revenue that was included in deferred revenue as of December 31, 2025. During the six months ended June 30, 2025, the Company recognized $14.7 million of revenue that was included in deferred revenue as of December 31, 2024.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $34.3 million as of June 30, 2026, which the Company primarily expects to recognize over the next two years.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net income per share:
Numerator:
Net income	$67,605	$57,935	$127,463	$118,238
Denominator:
Weighted-average shares outstanding - basic	108,428	107,586	108,230	107,412
Effect of potentially dilutive common shares	1,549	934	1,622	1,227
Weighted-average shares outstanding - diluted	109,977	108,520	109,852	108,639
Basic net income per share	$0.62	$0.54	$1.18	$1.10
Diluted net income per share	$0.61	$0.53	$1.16	$1.09

5. Inventories

Inventories(1) consisted of the following:

	As of
(In thousands)	June 30, 2026	December 31, 2025
Raw materials	$27,735	$17,255
Work in process	33,322	17,039
Finished goods	13,779	9,804
Total	$74,836	$44,098

(1)
As of June 30, 2026 and December 31, 2025, the Company had inventory reserve balances of approximately $10.0 million and $8.1 million included in the Unaudited Condensed Consolidated Balance Sheets, respectively.

6. Intangible Assets, Net

The components of the Company’s intangible assets as of June 30, 2026 and December 31, 2025 were as follows:

		As of June 30, 2026
(In thousands, except useful life)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$283,840	$(276,965)	$6,875
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,496)	—
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$321,636	$(314,761)	$6,875

		As of December 31, 2025
(In thousands, except useful life)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$287,301	$(277,130)	$10,171
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,496)	—
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$325,097	$(314,926)	$10,171

Amortization expense for intangible assets for the three and six months ended June 30, 2026 was $1.6 million and $3.3 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2025 was $1.7 million and $3.4 million, respectively.

The estimated future amortization of intangible assets as of June 30, 2026 was as follows (in thousands):

Years Ending December 31:	Amount
2026 (remaining six months)	$2,228
2027	1,934
2028	1,480
2029	1,233
Total intangible assets	$6,875

7. Segments and Major Customers

Operating segments are based upon the Company’s internal organization structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and availability of separate financial information regularly reviewed for resource allocation and performance assessment.

The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the semiconductor space. As of June 30, 2026, the Company has a single operating and reportable segment.

The CODM uses net income to assess segment performance, allocate resources and manage the business on a consolidated basis. The significant expenses for the segment exclude certain non-cash adjustments and non-recurring items, and are used to monitor budget versus actual results and to analyze the period-over-period comparisons.

The significant expenses that are regularly provided to the CODM and reconciliations to the consolidated net income for the three and six months ended June 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Total revenue	$207,385	$172,209	$387,574	$338,873
Adjusted cost of revenue (1)	(40,165)	(32,822)	(74,883)	(63,789)
Adjusted research and development (2)	(45,036)	(40,891)	(90,011)	(78,980)
Adjusted sales, general and administrative (3)	(28,523)	(19,465)	(53,403)	(40,812)
Other segment items:
Stock-based compensation expenses (4)	(15,886)	(14,233)	(27,339)	(25,616)
Restructuring charges (6)	(3,320)	—	(3,320)	—
Amortization of acquired intangible assets (4)	(1,620)	(1,721)	(3,295)	(3,434)
Acquisition-related costs (5)	—	(84)	—	(105)
Interest and other income (expense), net	6,758	4,846	13,630	9,325
Other (6)	(104)	—	(834)	—
Provision for income taxes	(11,884)	(9,904)	(20,656)	(17,224)
Net income	$67,605	$57,935	$127,463	$118,238

(1)
Excludes stock-based compensation expenses and amortization of acquisition-related intangible assets.
(2)
Excludes stock-based compensation expenses and retention bonus expense related to acquisitions.
(3)
Excludes stock-based compensation expenses, facility closure costs and retention bonus expense related to acquisitions.
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
(6)
Includes restructuring charges, abandoned operating leases, facility restoration costs and certain other one-time adjustments. The Company excludes these items as they are not reflective of ongoing results.

The following represents the Company’s significant expenses related to research and development expenses and sales, general and administrative expenses, as shown above, for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Payroll and benefits	$42,435	$38,911	$86,284	$76,840
Professional fees	11,289	4,171	18,408	9,660
Variable research and development expenses (1)	7,094	5,354	13,996	10,163
Temporary labor services and consulting expenses	3,455	3,324	6,542	6,167
Facilities costs	3,027	3,136	6,039	6,220
Amortization and depreciation	2,960	3,010	6,034	5,791
Other expenses	3,299	2,450	6,111	4,951
Total adjusted operating expenses	$73,559	$60,356	$143,414	$119,792

(1)
Includes primarily software tools, software licenses and prototyping costs.

The measure of segment assets is reported on the Company’s Unaudited Condensed Consolidated Balance Sheets as total consolidated assets.

Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable as of June 30, 2026 and December 31, 2025 were as follows:

	As of
Customer	June 30, 2026	December 31, 2025
Customer 1	42%	35%
Customer 2	23%	22%

Revenue from the Company’s major customers representing 10% or more of total revenue for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2026	2025	2026	2025
Customer A	22%	22%	25%	22%
Customer B	16%	18%	15%	19%
Customer C	*	12%	*	10%

* Customer accounted for less than 10% of total revenue in the period.

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
South Korea	$93,666	$78,806	$180,171	$146,831
Singapore	37,136	38,091	63,528	89,767
United States	36,293	34,733	60,338	61,122
Other	40,290	20,579	83,537	41,153
Total	$207,385	$172,209	$387,574	$338,873

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

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of June 30, 2026
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$77,667	$77,667	$—	$—
Cash equivalents:
Money market funds	2,137	2,137	—	—
Corporate bonds, commercial paper and notes	7,916	7,922	—	(6)
Total cash equivalents	10,053	10,059	—	(6)
Total cash and cash equivalents	87,720	87,726	—	(6)
Marketable securities:
Time deposits	16,960	16,960	—	—
U.S. Government bonds and notes	180,876	181,418	7	(549)
Non-U.S. Government bonds and notes	7,812	7,839	—	(27)
Corporate bonds, commercial paper and notes	531,580	532,489	13	(922)
Total marketable securities	737,228	738,706	20	(1,498)
Total cash, cash equivalents and marketable securities	$824,948	$826,432	$20	$(1,504)

	As of December 31, 2025
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$67,833	$67,833	$—	$—
Cash equivalents:
Money market funds	47,277	47,277	—	—
U.S. Government bonds and notes	16,936	16,932	4	—
Corporate bonds, commercial paper and notes	50,780	50,780	3	(3)
Total cash equivalents	114,993	114,989	7	(3)
Total cash and cash equivalents	182,826	182,822	7	(3)
Marketable securities:
Time deposits	15,540	15,540	—	—
U.S. Government bonds and notes	161,361	161,231	180	(50)
Non-U.S. Government bonds and notes	3,983	3,980	3	—
Corporate bonds, commercial paper and notes	398,121	397,755	429	(63)
Total marketable securities	579,005	578,506	612	(113)
Total cash, cash equivalents and marketable securities	$761,831	$761,328	$619	$(116)

Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	June 30, 2026	December 31, 2025
Cash	$77,667	$67,833
Cash equivalents	10,053	114,993
Total cash and cash equivalents	87,720	182,826
Marketable securities	737,228	579,005
Total cash, cash equivalents and marketable securities	$824,948	$761,831

The Company continues to invest in highly rated, liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and impairment.

The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025 were as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Less than 12 months
U.S. Government bonds and notes	$163,056	$38,473	$(548)	$(48)
Non-U.S. Government bonds and notes	7,812	—	(27)	—
Corporate bonds, commercial paper and notes	511,282	88,597	(928)	(65)
Total cash equivalents and marketable securities in a continuous unrealized loss position for less than 12 months	682,150	127,070	(1,503)	(113)
12 months or greater
U.S. Government bonds and notes	347	1,692	(1)	(2)
Corporate bonds, commercial paper and notes	—	1,660	—	(1)
Total marketable securities in a continuous unrealized loss position for 12 months or greater	347	3,352	(1)	(3)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$682,497	$130,422	$(1,504)	$(116)

The gross unrealized losses as of June 30, 2026 and December 31, 2025 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions, as well as the demand for and duration of the U.S. government-sponsored obligations and corporate bonds, commercial paper and notes. The Company reasonably believes that there is no need to sell these investments and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). The Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.

The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	June 30, 2026
Due in less than one year	$601,602
Due from one year through three years	143,542
Total	$745,144

Refer to Note 9, “Fair Value of Financial Instruments,” for a discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

9. Fair Value of Financial Instruments

The following table presents the financial instruments that are carried at fair value and summarizes their valuation by the respective pricing levels as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$2,137	$2,137	$—	$—
Time deposits	16,960	—	16,960	—
U.S. Government bonds and notes	180,876	—	180,876	—
Non-U.S. Government bonds and notes	7,812	—	7,812	—
Corporate bonds, commercial paper and notes	539,496	—	539,496	—
Total assets carried at fair value	$747,281	$2,137	$745,144	$—

	As of December 31, 2025
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$47,277	$47,277	$—	$—
Time deposits	15,540	—	15,540	—
U.S. Government bonds and notes	178,297	—	178,297	—
Non-U.S. Government bonds and notes	3,983	—	3,983	—
Corporate bonds, commercial paper and notes	448,901	—	448,901	—
Total assets carried at fair value	$693,998	$47,277	$646,721	$—

The Company monitors its investments for impairment and records appropriate reductions in carrying value when necessary. During the six months ended June 30, 2026 and 2025, the Company recorded no other-than-temporary impairment charges on its investments.

During the six months ended June 30, 2026 and 2025, there were no transfers of financial instruments between different categories of fair value.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded in the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2026 (in thousands):

Years ending December 31,	Amount
2026 (remaining six months)	$3,706
2027	5,970
2028	4,865
2029	4,871
2030	4,232
Thereafter	687
Total minimum lease payments	24,331
Less: amount of lease payments representing interest	(2,528)
Present value of future minimum lease payments	21,803
Less: current obligations under leases	(6,035)
Long-term lease obligations	$15,768

As of June 30, 2026, the weighted-average remaining lease term for the Company’s operating leases was 4.1 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 7.5%.

Operating lease costs included in research and development and selling, general and administrative costs in the Unaudited Condensed Consolidated Statements of Income were $1.5 million for both the three months ended June 30, 2026 and 2025. Operating lease costs included in research and development and selling, general and administrative costs in the Unaudited Condensed Consolidated Statements of Income were $3.0 million and $2.9 million for the six months ended June 30, 2026 and 2025, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $3.7 million and $3.6 million for the six months ended June 30, 2026 and 2025, respectively.

11. Commitments and Contingencies

As of June 30, 2026, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2026	2027	2028
Contractual obligations (1) (2)
Software licenses (3)	$31,435	$8,100	$16,396	$6,939
Other contractual obligations	69	69	—	—
Total	$31,504	$8,169	$16,396	$6,939

(1)
The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $26.2 million, including $25.1 million recorded as a reduction of long-term deferred tax assets and $1.1 million in long-term income taxes payable as of June 30, 2026. As noted below in Note 14, “Income Taxes,” although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the timing of the outcome at this time.
(2)
For the Company’s lease commitments as of June 30, 2026, refer to Note 10, “Leases.”
(3)
The Company has commitments with various software vendors for agreements generally having terms longer than one year.

From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other IP infringement or any other claim by any third party arising as a result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company; however, this may not always be possible. The fair value of the liability as of June 30, 2026 and December 31, 2025, respectively, was not material.

12. Equity Incentive Plans and Stock-Based Compensation

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2025	9,733,628
Nonvested equity stock and stock units granted (1)(2)	(984,162)
Nonvested equity stock and stock units forfeited (1)	503,226
Total shares available for grant as of June 30, 2026	9,252,692

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
(2)
Amount includes approximately 0.1 million shares that have been reserved for potential future issuance related to certain performance unit awards granted in the second quarter of 2026 and discussed under the section titled “Nonvested Equity Stock and Stock Units” below.

Employee Stock Purchase Plan

Under the 2015 Employee Stock Purchase Plan (“2015 ESPP”), the Company issued 57,640 shares at a price of $89.90 and 91,827 shares at a price of $40.76 per share during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, approximately 2.0 million shares under the 2015 ESPP remained available for issuance.

Stock-Based Compensation

For the six months ended June 30, 2026 and 2025, the Company maintained stock plans covering a broad range of potential equity grants, including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.

Stock-based compensation expense recorded in the Unaudited Condensed Consolidated Statements of Income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue	$188	$227	$327	$389
Research and development	6,063	5,397	11,317	9,908
Sales, general and administrative	9,635	8,609	15,695	15,319
Total	$15,886	$14,233	$27,339	$25,616

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

Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $138.3 million as of June 30, 2026. This amount is expected to be recognized over a weighted-average period of 2.4 years.

The following table reflects the activity related to nonvested equity stock and stock units for the six months ended June 30, 2026:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2025	2,881,829	$51.91
Granted	852,251	$109.12
Vested	(994,254)	$48.55
Forfeited	(263,645)	$55.04
Nonvested as of June 30, 2026	2,476,181	$72.62

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

During the six months ended June 30, 2026, the Company operated under two share repurchase plans with Mizuho Securities USA, LLC (“Mizuho”). The first plan was entered into in 2025 and expired on March 31, 2026, and the second plan was entered into on May 29, 2026 and is scheduled to expire on September 30, 2026, with provisions to terminate sooner. The execution of share repurchases is dependent on the Company’s stock price reaching certain levels. During the six months ended June 30, 2026, the Company repurchased an immaterial number of shares under the 2020 Repurchase Program, which were retired and recorded as a reduction to stockholders’ equity.

During the six months ended June 30, 2025, the Company repurchased 0.1 million shares for approximately $5.8 million under the 2020 Repurchase Program, which were retired and recorded as a reduction to stockholders’ equity.

As of June 30, 2026, there remained an outstanding authorization to repurchase approximately 5.5 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.

14. Income Taxes

The Company recorded a provision for income taxes of $11.9 million and $9.9 million for the three months ended June 30, 2026 and 2025, respectively, and a provision for income taxes of $20.7 million and $17.2 million for the six months ended June 30, 2026 and 2025, respectively. The provisions for income taxes for the three and six months ended June 30, 2026 and 2025 were primarily driven by the statutory tax expense for domestic and foreign jurisdictions for the respective fiscal years, offset by tax benefits from excess stock-based compensation deductions.

During both the three months ended June 30, 2026 and 2025, the Company paid foreign withholding taxes of $5.4 million. During the six months ended June 30, 2026 and 2025, the Company paid foreign withholding taxes of $10.9 million and $11.0 million, respectively.

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

As of June 30, 2026, the Company had approximately $108.6 million of unrecognized tax benefits, before interest accrual, including $25.1 million recorded as a reduction of long-term deferred tax assets, $82.7 million recorded as a reduction of other assets associated with refundable withholding taxes previously withheld from licensees in South Korea, and $0.8 million recorded to long-term income taxes payable.

In the third quarter of 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, there was an increase to the Company’s income tax expense in 2025, primarily related to changes in the taxation of profits derived from foreign operations and, more specifically, the foreign-derived intangible income deduction. The impact of OBBBA also increased the Company’s income tax expense and effective tax rate for the six months ended June 30, 2026, as compared to the same period in 2025.

15. Litigation and Contingent Liability

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

Executive Summary

We delivered strong second quarter 2026 results, driven by continued demand for our memory interface chips, momentum in Silicon IP and stable royalties revenue.

Key second quarter 2026 financial results included:

•
Revenue of $207.4 million;
•
Operating expenses of $92.7 million;
•
Diluted net income per share of $0.61; and
•
Net cash provided by operating activities of $61.2 million.

We achieved quarterly product revenue of $99.2 million in the second quarter of 2026, which increased by approximately 22% as compared to the same period in 2025, reflecting strong execution in our memory and interface portfolio. We also expanded our product and IP offerings for next-generation AI platforms, including the LPDDR5X SOCAMM2 server module chipset.

Operational Highlights

Revenue Sources

Our consolidated revenue is comprised of product revenue, royalties revenue and contract and other revenue.

Product revenue consists primarily of memory interface chips and is increasing in strategic significance. Our memory interface chips are sold to major DRAM manufacturers, Micron, Samsung and SK hynix, as well as directly to system manufacturers and cloud providers, for integration into server and client memory modules. Product revenue accounted for 48% of our consolidated revenue for both the three and six months ended June 30, 2026, as compared to 47% for both the three and six months ended June 30, 2025.

Royalties revenue is derived in part from our patent licenses and in part from our Silicon IP technology licenses. Our licenses enable our customers to use a portion of our intellectual property portfolio in their own digital electronics products. The licenses typically range in duration up to ten years and may define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Amlogic, Broadcom, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, Nuvoton, NVIDIA, Phison, Qualcomm, Samsung, Silicon Motion, SK hynix, Socionext, STMicroelectronics, Toshiba, Western Digital and Winbond have licensed our patents. Our Silicon IP technology licensees include a broad set of companies, ranging from well-established to leading startup semiconductor companies. The vast majority of our intellectual property originates from our internal research and development efforts. Additionally, from time to time, we enter into agreements to sell certain patent assets under agreements which may also include subsequent profit-sharing. The sale of these patents, as well as the subsequent profit-sharing, are included as part of our royalties revenue. Revenue from royalties accounted for 40% of our consolidated revenue for both the three and six months ended June 30, 2026, as compared to 40% and 42% for the three and six months ended June 30, 2025, respectively.

Contract and other revenue consists primarily of Silicon IP technology development projects related to our high-speed interface and security IP. Revenue sources under contract and other revenue include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 12% of our consolidated revenue for both the three and six months ended June 30, 2026, as compared to 13% and 11% for the three and six months ended June 30, 2025, respectively.

Costs and Expenses

Cost of product revenue mainly includes costs attributable to the sale of memory interface chip products. Cost of product revenue increased approximately $7.2 million and $10.3 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to higher sales volumes of our memory interface chips.

Cost of contract and other revenue reflects the portion of the total engineering costs which are specifically devoted to individual customer development and support services. Cost of contract and other revenue increased $0.2 million and $0.7 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to higher engineering services associated with the contracts.

Total research and development expenses for the three months ended June 30, 2026 increased approximately $4.8 million as compared to the same period in 2025. The increase was primarily driven by continued investment in our research and development initiatives and primarily reflected higher headcount-related expenses of $2.2 million and an increase in stock-based compensation expenses of $0.7 million. In addition, prototyping costs and depreciation expense increased by $1.2 million and $0.6 million, respectively. Total research and development expenses for the six months ended June 30, 2026 increased approximately $12.3 million as compared to the same period in 2025. The increase was primarily driven by continued investment in our research and development initiatives and primarily reflected higher headcount-related expenses of $6.2 million and an increase in stock-based compensation expenses of $1.4 million. In addition, prototyping costs and depreciation expense increased by $2.6 million and $1.6 million, respectively.

Total sales, general and administrative expenses for the three months ended June 30, 2026 increased approximately $10.2 million as compared to the same period in 2025, due to increases in professional fees of $7.0 million, payroll-related expenses of $1.5 million and stock-based compensation expenses of $1.0 million. Total sales, general and administrative expenses for the six months ended June 30, 2026 increased approximately $13.7 million as compared to the same period in 2025, due to increases in professional fees of $8.8 million, payroll-related expenses of $3.6 million and recruiting expenses of $0.6 million.

Intellectual Property

As of June 30, 2026, our semiconductor, security and other technologies are covered by 2,010 U.S. and foreign patents. Additionally, we have 476 patent applications pending in various countries. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.

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

We have a high degree of revenue concentration. Our top five customers represented approximately 60% and 64% of our consolidated revenue for the three and six months ended June 30, 2026, respectively, as compared to 68% and 69% for the three and six months ended June 30, 2025, respectively. The level of concentration and particular customers which account for this concentration have varied in the past and may vary in the future as a result of demand for our semiconductor products, timing of new contracts, expiration of existing contracts, as well as timing of contract expirations and renewals, industry consolidation and the volumes and prices at which the customers have recently sold to their customers. These variations are expected to continue in the foreseeable future.

Our revenue from companies headquartered outside of the United States accounted for approximately 82% and 84% of our consolidated revenue for the three and six months ended June 30, 2026, respectively, as compared to 80% and 82% for the three and six months ended June 30, 2025, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is predominantly denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 7, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our Unaudited Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue	47.8%	47.2%	48.3%	46.5%
Royalties	40.6%	39.9%	39.7%	42.1%
Contract and other revenue	11.6%	12.9%	12.0%	11.4%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	19.1%	18.8%	18.9%	18.6%
Cost of contract and other revenue	0.4%	0.4%	0.5%	0.3%
Amortization of acquired intangible assets	0.8%	1.0%	0.9%	1.1%
Total cost of revenue	20.3%	20.2%	20.3%	20.0%
Gross profit	79.7%	79.8%	79.7%	80.0%
Operating expenses:
Research and development	24.6%	26.9%	26.1%	26.2%
Sales, general and administrative	18.5%	16.3%	18.0%	16.6%
Restructuring charges	1.6%	—%	0.9%	—%
Total operating expenses	44.7%	43.2%	45.0%	42.8%
Operating income	35.0%	36.6%	34.7%	37.2%
Interest income and other income (expense), net	3.4%	3.0%	3.7%	3.0%
Interest expense	(0.1)%	(0.2)%	(0.2)%	(0.2)%
Interest and other income (expense), net	3.3%	2.8%	3.5%	2.8%
Income before income taxes	38.3%	39.4%	38.2%	40.0%
Provision for income taxes	5.7%	5.8%	5.3%	5.1%
Net income	32.6%	33.6%	32.9%	34.9%

Revenue

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2026	2025	Percentage	2026	2025	Percentage
Revenue:
Product revenue	$99.2	$81.3	21.9%	$187.2	$157.6	18.7%
Royalties	84.2	68.6	22.8%	153.9	142.6	7.9%
Contract and other revenue	24.0	22.3	7.6%	46.5	38.7	20.3%
Total revenue	$207.4	$172.2	20.4%	$387.6	$338.9	14.4%

Product Revenue

Product revenue consists primarily of revenue from the sale of memory products. Product revenue increased approximately $17.9 million and $29.6 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases were due to higher sales of memory interface chips, as well as contributions from new products.

Growth in our product revenue is dependent on, among other things, our ability to continue to obtain orders from customers, develop and sell new products, maintain adequate supply in order to meet our customers’ demand and mitigate any supply chain and economic disruption.

Royalties

Royalties revenue, which includes patent and technology license royalties, increased approximately $15.6 million and $11.3 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to the timing and structure of license agreements and renewals.

We are continuously in negotiations for licenses with prospective customers. We expect that royalties revenue will continue to vary from period to period based on our success in adding new customers, renewing or extending existing agreements, as well as the level of variation in our customers’ reported shipment volumes, sales price and product mix, offset in part by the proportion of customer payments that are fixed or hybrid in nature.

Contract and Other Revenue

Contract and other revenue consists of revenue from technology development projects. Contract and other revenue increased approximately $1.7 million and $7.8 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases were due to higher revenue associated with our Silicon IP offerings.

We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.

Cost of Product Revenue

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2026	2025	Percentage	2026	2025	Percentage
Cost of product revenue	$39.6	$32.4	22.1%	$73.3	$63.0	16.4%

Cost of product revenue mainly includes costs attributable to the sale of memory interface chip products. Cost of product revenue increased approximately $7.2 million and $10.3 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to higher sales volumes of our memory interface chips.

In the near term, we expect costs of product revenue to fluctuate due to changes in sales volume and product mix.

Cost of Contract and Other Revenue

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2026	2025	Percentage	2026	2025	Percentage
Cost of contract and other revenue	$0.8	$0.6	23.3%	$1.9	$1.2	61.9%

Cost of contract and other revenue reflects the portion of the total engineering costs that is specifically devoted to individual customer development and support services. Cost of contract and other revenue increased $0.2 million and $0.7 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to higher engineering services associated with the contracts.

In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.

Research and Development Expenses

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2026	2025	Percentage	2026	2025	Percentage
Research and development expenses:
Research and development expenses, excluding stock-based compensation	$45.0	$40.9	10.0%	$90.0	$79.1	13.9%
Stock-based compensation	6.1	5.4	12.3%	11.3	9.9	14.2%
Total research and development expenses	$51.1	$46.3	10.3%	$101.3	$89.0	13.9%

Research and development expenses are those expenses incurred for the development of applicable technologies.

Total research and development expenses for the three months ended June 30, 2026 increased approximately $4.8 million as compared to the same period in 2025. The increase was primarily driven by continued investment in our research and development initiatives and primarily reflected higher headcount-related expenses of $2.2 million and an increase in stock-based compensation expenses of $0.7 million. In addition, prototyping costs and depreciation expense increased by $1.2 million and $0.6 million, respectively.

Total research and development expenses for the six months ended June 30, 2026 increased approximately $12.3 million as compared to the same period in 2025. The increase was primarily driven by continued investment in our research and development initiatives and primarily reflected higher headcount-related expenses of $6.2 million and an increase in stock-based compensation expenses of $1.4 million. In addition, prototyping costs and depreciation expense increased by $2.6 million and $1.6 million, respectively.

We will continue to make investments in the infrastructure and technologies required to maintain our product innovation in semiconductor, security and other technologies.

Sales, General and Administrative Expenses

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2026	2025	Percentage	2026	2025	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses, excluding stock-based compensation	$28.7	$19.5	46.8%	$54.2	$40.9	32.8%
Stock-based compensation	9.6	8.6	11.9%	15.7	15.3	2.5%
Total sales, general and administrative expenses	$38.3	$28.1	36.1%	$69.9	$56.2	24.5%

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

Total sales, general and administrative expenses for the three months ended June 30, 2026 increased approximately $10.2 million as compared to the same period in 2025, due to increases in professional fees of $7.0 million, payroll-related expenses of $1.5 million and stock-based compensation expenses of $1.0 million.

Total sales, general and administrative expenses for the six months ended June 30, 2026 increased approximately $13.7 million as compared to the same period in 2025, due to increases in professional fees of $8.8 million, payroll-related expenses of $3.6 million and recruiting expenses of $0.6 million.

In the future, sales, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, acquisition, and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period.

Amortization of Acquired Intangible Assets

Amortization expense related to various acquired IP is included in cost of revenue. Amortization of acquired intangible assets was $1.6 million and $3.3 million for the three and six months ended June 30, 2026, respectively. Amortization of acquired intangible assets was $1.7 million and $3.4 million for the three and six months ended June 30, 2025, respectively.

Restructuring charges

In the second quarter of 2026, we initiated a restructuring program to reduce overall operating expenses and improve future profitability. In connection with the program, we recorded approximately $3.3 million of restructuring charges related to workforce reduction. The restructuring program was substantially completed in the second quarter of 2026.

During the six months ended June 30, 2025, we did not initiate any restructuring programs.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2026	2025	Percentage	2026	2025	Percentage
Interest income and other income (expense), net	$7.1	$5.2	35.0%	$14.2	$10.1	40.9%
Interest expense	(0.3)	(0.4)	(20.9)%	(0.6)	(0.8)	(23.5)%
Interest and other income (expense), net	$6.8	$4.8	39.5%	$13.6	$9.3	46.2%

Interest income and other income (expense), net, primarily includes interest income from our investment portfolio and from any gains or losses from the remeasurement of our monetary assets or liabilities denominated in foreign currencies. For the three and six months ended June 30, 2026 and 2025, interest income and other income (expense), net, consisted primarily of interest income generated from our investment portfolio. Interest income increased during the three and six months ended June 30, 2026 as compared to the same periods in 2025 due to the growth of our investment portfolio, partially offset by a decline in interest rates on our investments.

Interest expense is primarily associated with long-term software licenses. Interest expense remained relatively flat for the three and six months ended June 30, 2026 as compared to the same periods in 2025.

Provision for Income Taxes

	Three Months Ended June 30,		Change in	Six Months Ended June 30,		Change in
(Dollars in millions)	2026	2025	Percentage	2026	2025	Percentage
Provision for income taxes	$11.9	$9.9	20.0%	$20.7	$17.2	19.9%
Effective tax rate	15.0%	14.6%		13.9%	12.7%

Our provisions for income taxes for the three and six months ended June 30, 2026 were primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2026, offset by tax benefits from excess stock-based compensation deductions. Our provision for income taxes for the three and six months ended June 30, 2026 reflected effective tax rates of 15.0% and 13.9%, respectively. Our provisions for income taxes for the three and six months ended June 30, 2025 were primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2025, offset by tax benefits from excess stock-based compensation deductions. Our provision for income taxes for the three and six months ended June 30, 2025 reflected effective tax rates of 14.6% and 12.7%, respectively. For both 2026 and 2025, our effective tax rates differed from the U.S. statutory rate primarily due to tax benefits from excess stock-based compensation deductions.

During both the three months ended June 30, 2026 and 2025, we paid foreign withholding taxes of $5.4 million. During the six months ended June 30, 2026 and 2025, we paid foreign withholding taxes of $10.9 million and $11.0 million, respectively.

In the third quarter of 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, there was an increase to our income tax expense in 2025, primarily related to changes in the taxation of profits derived from foreign operations and, more specifically, the foreign-derived intangible income deduction. The impact of OBBBA also increased our income tax expense and effective tax rate for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Liquidity and Capital Resources

	As of
(In millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$87.7	$182.8
Marketable securities	737.2	579.0
Total cash, cash equivalents and marketable securities	$824.9	$761.8

	Six Months Ended June 30,
(In millions)	2026	2025
Net cash provided by operating activities	$144.5	$171.8
Net cash used in investing activities	$(180.3)	$(139.6)
Net cash used in financing activities	$(58.9)	$(44.8)

Liquidity

We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents are in the United States. Our cash needs for the six months ended June 30, 2026 were funded primarily from cash collected from our customers.

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

To provide us with more flexibility in returning capital to our stockholders, on October 29, 2020, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the six months ended June 30, 2026, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed in the “Share Repurchase Program” section below.

Operating Activities

Cash provided by operating activities of $144.5 million for the six months ended June 30, 2026, was primarily attributable to cash generated from product sales, customer licensing and engineering services fees. Changes in operating assets and liabilities for the six months ended June 30, 2026 primarily included a decrease in unbilled receivables, and an increase in accounts payable, offset by increases in inventories, accounts receivable, as well as a decrease in deferred revenue.

Cash provided by operating activities of $171.8 million for the six months ended June 30, 2025, was primarily attributable to cash generated from product sales, customer licensing and engineering services fees. Changes in operating assets and liabilities for the six months ended June 30, 2025 primarily included decreases in accounts receivable and inventories, and an increase in income taxes payable, offset by an increase in income taxes receivable, and decreases in accounts payable, accrued salaries and benefits and other current liabilities.

Investing Activities

Cash used in investing activities of $180.3 million for the six months ended June 30, 2026, consisted of purchases of available-for-sale marketable securities of $488.9 million and $20.7 million paid to acquire property and equipment, offset by proceeds from maturities of available-for-sale marketable securities of $329.3 million.

Cash used in investing activities of $139.6 million for the six months ended June 30, 2025, consisted of purchases of available-for-sale marketable securities of $303.8 million and $14.4 million paid to acquire property and equipment, offset by proceeds from maturities of available-for-sale marketable securities of $178.6 million.

Financing Activities

Cash used in financing activities of $58.9 million for the six months ended June 30, 2026, was primarily due to $52.7 million in payments of taxes related to net share settlement of equity awards, $8.5 million paid under installment payment arrangements to acquire fixed assets and $3.0 million of share repurchases, offset by $5.2 million in proceeds from the issuance of common stock under equity incentive plans.

Cash used in financing activities of $44.8 million for the six months ended June 30, 2025, was primarily due to $35.0 million in payments of taxes related to net share settlement of equity awards, $7.7 million paid under installment payment arrangements to acquire fixed assets and $5.8 million of share repurchases, offset by $3.7 million in proceeds from the issuance of common stock under equity incentive plans.

Contractual Obligations

As of June 30, 2026, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2026	2027	2028
Contractual obligations (1) (2)
Software licenses (3)	$31,435	$8,100	$16,396	$6,939
Other contractual obligations	69	69	—	—
Total	$31,504	$8,169	$16,396	$6,939

(1)
The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $26.2 million, including $25.1 million recorded as a reduction of long-term deferred tax assets and $1.1 million in long-term income taxes payable as of June 30, 2026. As noted in Note 14, “Income Taxes,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q, although it is possible that some of the unrecognized tax benefits could be settled within the next 12 months, we cannot reasonably estimate the timing of the outcome at this time.
(2)
For our lease commitments as of June 30, 2026, refer to Note 10, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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

During the six months ended June 30, 2026, we operated under two share repurchase plans with Mizuho Securities USA, LLC (“Mizuho”). The first plan was entered into in 2025 and expired on March 31, 2026, and the second plan was entered into on May 29, 2026 and is scheduled to expire on September 30, 2026, with provisions to terminate sooner. The execution of share repurchases is dependent on our stock price reaching certain levels. During the six months ended June 30, 2026, we repurchased an immaterial number of shares under the 2020 Repurchase Program, which were retired and recorded as a reduction to stockholders’ equity.

During the six months ended June 30, 2025, we repurchased 0.1 million shares for approximately $5.8 million under the 2020 Repurchase Program, which were retired and recorded as a reduction to stockholders’ equity.

As of June 30, 2026, there remained an outstanding authorization to repurchase approximately 5.5 million shares of our outstanding common stock under the 2020 Repurchase Program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, primarily arising from the effect of interest rate fluctuations on our investment portfolio. Interest rate fluctuations may arise from changes in the market’s view of the quality of the security issuer, the overall economic outlook and the time to maturity of our portfolio. We mitigate this risk by investing only in highly rated, liquid instruments. Securities with original maturities of one year or less must be rated by two of the three industry standard rating agencies as follows: A1 by Standard & Poor’s, P1 by Moody’s and/or F-1 by Fitch. Securities with original maturities of greater than one year must be rated by two of the following industry standard rating agencies as follows: AA- by Standard & Poor’s, Aa3 by Moody’s and/or AA- by Fitch. Our corporate investment policy limits the amount of exposure to $15.0 million or 10% of the portfolio, whichever is lower, for any single non-U.S. Government issuer. A single U.S. Agency can represent up to 25% of the portfolio. No more than 20% of the total portfolio may be invested in the securities of an industry sector, with money market fund investments evaluated separately. Our policy requires that at least 10% of the portfolio be in securities with a maturity of 90 days or less. We may make investments in time deposits, U.S. government-sponsored obligations and corporate bonds, commercial paper and notes with maturities up to 36 months. We currently bias our investment portfolio to shorter maturities. The majority of our investments are U.S. dollar denominated.

Our policy specifically prohibits trading securities for the sole purpose of realizing trading profits; however, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss. Similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of June 30, 2026, we had an investment portfolio of fixed income marketable securities of $747.3 million, including cash equivalents and time deposits. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of June 30, 2026, the fair value of the portfolio would decline by approximately $4.3 million. Actual results may differ materially from this sensitivity analysis.

We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in France, the Netherlands and the United Kingdom, design centers in Bulgaria, Canada, India, and Finland, business development and operations activities in South Korea and Taiwan and business development activities in China. We monitor our foreign currency exposure. As of June 30, 2026, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Unanticipated changes in tax laws, treaties and/or regulations could expose us to changes in tax rates or additional tax obligations, which could affect our operating results, financial condition and cash flows.
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

Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, data centers, networks, artificial intelligence (“AI”), tablets, handheld devices, mobile applications, gaming and graphics, high-definition televisions, cryptography and data security. The electronics industry is intensely competitive and has been impacted by rapid technological change, short product life cycles, cyclical market patterns, price erosion and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers’ products and the financial resources of such customers. In particular, DRAM manufacturers, which make up a significant part of our revenue, are prone to significant business cycles and have in the past suffered material losses and other adverse effects to their businesses, leading to industry consolidation from time to time that may result in loss of revenue under our existing agreements or loss of target customers. Additionally, AI has been developing at a rapid pace and continues to evolve and change, especially with robust growth for AI infrastructure. We cannot predict whether the demand for AI solutions and therefore the demand for our products that support the AI ecosystem and infrastructure will continue and at what pace. The adoption of AI solutions by our customers and/or their end users may not develop in the manner or in the time periods we anticipate and, as the markets for AI solutions are still developing, demand for our products that support AI may be unpredictable and vary significantly from one period to another. If we are unable to predict the demand for AI or if we overestimate the demand for our products as a result of AI, our business may be adversely impacted. Furthermore, as a result of ongoing competition in the industries in which we operate and volatility in various economies around the world, we may achieve reduced market share, a reduced number of licenses or may experience tightening of customers’ operating budgets, difficulty or inability of our customers to pay our licensing fees, reduction in direct and/or downstream demand, lengthening of the approval process for new products and licenses and consolidation among our customers. All of these factors may adversely affect the demand for our products and technologies and may cause us to experience substantial fluctuations in our operating results and financial condition.

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

We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 64% and 69% of our consolidated revenue for the six months ended June 30, 2026 and 2025, respectively. Additionally, our top five customers for each reporting period represented approximately 66% and 62% of our consolidated revenue for the years ended December 31, 2025 and 2024, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future. Our customers’ demand for our products may fluctuate due to factors beyond our control. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. A disruption in our relationship with any of our customers could adversely affect our business. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold or the demand for our products. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers or any significant reduction in orders from, or a shift in product mix by customers, could have a material adverse effect on our operating results and financial condition.

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

As we commercially launch each of our products, the sales volume of and resulting revenue from such products in any given period will be difficult to predict. Also, our lengthy license negotiation cycles could make a considerable portion of our future revenue difficult to predict because we may not be successful in entering into or renewing licenses with our customers on our anticipated timelines.

In addition, while some of our license agreements provide for fixed royalty payments, many of our license agreements provide for volume-based royalties and may also be subject to caps on royalties or other adjustments in a given period. The sales volume and prices of our customers’ products in any given period can be difficult to predict.

Because we provide memory interface chips, among other products, that are used in end products and systems, demand for our products is influenced by the demand for end products sold by our customers or via distributors. For example, we are currently experiencing increased demand for our products that is attributed to an increased demand for AI-based solutions, but we cannot predict future trends in such demand. As a result, we may have difficulty in accurately forecasting our product revenue. Our product revenue depends on the timing, scale and speed of introductions of new end products and systems, as well as the ongoing demand for existing end products and systems, that incorporate our products, all of which are intrinsically difficult to forecast. In addition, demand for our products is influenced by the ability of our customers and distributors to manage their inventory. If our customers and distributors do not manage their inventory correctly or misjudge their customers’ demand, our shipments to and orders from our customers and distributors may vary significantly, and we may have difficulty forecasting our inventory levels, which could reduce our product revenue, result in inventory write-offs and adversely affect our financial condition and results of operations. For these reasons, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.

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

For the six months ended June 30, 2026 and 2025, revenue from our international customers constituted approximately 84% and 82%, respectively, of our total consolidated revenue. Additionally, for the years ended December 31, 2025 and 2024, revenue from our international customers constituted approximately 82% and 64%, respectively, of our total consolidated revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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
•
compliance with international laws involving international operations, including the FCPA, sanctions and anti-corruption laws, cybersecurity laws, export and import laws and similar rules and regulations;
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
•
geopolitical instability, including international conflict, war, and changes in diplomatic and trade relationships, in particular in Asia (including China, Taiwan, and South Korea), Europe, Central and South America, and the Middle East (including Israel and Iran);
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

Attempts by others to gain unauthorized access to and disrupt our information technology systems and IP assets are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, may include (to Rambus, our customers and/or our third-party service providers), covertly introducing malware to our computers and networks and impersonating authorized users, phishing attempts and other forms of social engineering, employee or contractor malfeasance, denial of service attacks and ransomware attacks, among others. We seek to detect and investigate all security incidents impacting our systems and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. We also utilize third-party service providers to host, transmit or otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications. Our customers also often have access to and host our confidential IP and business information on their own internal and directed third-party systems. Our data, corporate systems, third-party systems and security measures and those of our customers or the third parties that support us or our services may be subject to breaches or intrusions due to the actions of outside parties, employee error, malfeasance, a combination of these or otherwise, including social engineering and employee and contractor error or malfeasance, especially as certain of our employees engage in work from home arrangements. As a result, an unauthorized party may obtain access to our systems, networks or data, including IP and confidential business information of ourselves, our customers and/or the third parties that support us. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of our customers or of third parties that support us and our services. Increasing capabilities and usage of AI technologies may increase the likelihood and severity of cyber-attacks and other sources of security breaches and incidents, including by increasing the frequency or intensity of attacks and being used for identification or exploitation of vulnerabilities. Geopolitical tensions, instability and conflicts may increase the cybersecurity risks that we, our customers and the third parties that support us face. We and our service providers may face difficulties or delays in identifying or responding to any actual or perceived security breach or incident. The theft or other unauthorized acquisition of, unauthorized use, publication or other processing of or access to our IP and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. In the event of any security breach or incident, including any breach or incident that results in inappropriate access to, or loss, corruption, unavailability or unauthorized acquisition, disclosure or other processing of our or our customers’ confidential information or any personal information we or our third-party service providers maintain, including that of our employees, we could suffer a loss of IP or loss of data, may be subject to claims, liability and proceedings and may incur liability and otherwise suffer financial harm.

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
•
negative publicity, which would harm our reputation; and
•
litigation, regulatory inquiries, investigations and/or penalties that would be costly and harm our reputation.

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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in the San Francisco Bay Area in the United States, Bulgaria, Canada, Finland, France, India, the Netherlands, South Korea and Taiwan. The San Francisco Bay Area is in close proximity to known earthquake fault zones and sites of recent historic wildfires. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods, droughts, extreme temperatures and similar events. Should a catastrophe disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, so any resultant work stoppage could have a negative effect on our operating results. We also rely on our network infrastructure and technology systems for operational support and business activities which are subject to physical and cyber damage, and also susceptible to other related vulnerabilities common to networks and computer systems.

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

Certain software we use is from open source code, which, under certain circumstances, may lead to unintended consequences and therefore could materially adversely affect our business, financial condition, operating results and cash flow.

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

Unanticipated changes in tax laws, treaties and/or regulations could expose us to changes in tax rates or additional tax obligations, which could affect our operating results, financial condition and cash flows.

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

The Organization for Economic Co-operation and Development (“OECD”) has proposed imposing a 15% global minimum tax under the Pillar Two Model Rules (“Pillar Two”), and this proposal has been adopted or is being considered by a number of countries. Additionally, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. In January 2026, the OECD released additional Administrative Guidance introducing new permanent safe harbors, including a Simplified Effective Tax Rate Safe Harbour and a Side-by-Side Safe Harbour, that are intended to reduce compliance burdens during Pillar Two implementation. These developments may further reduce compliance requirements and clarify how U.S.-parented groups are treated under the global minimum tax framework. However, any Pillar Two tax law changes, including these two Safe Harbours, are subject to legislative enactment by foreign jurisdictions. The potential effects of Pillar Two may vary depending on the specific provisions implemented by each jurisdiction, and could affect our effective tax rate and our operating results.

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

We are subject to a variety of laws and regulations in the United States, the European Union and other jurisdictions that involve, for example, user privacy, data protection and security, content, consumer protection and “conflict minerals” disclosure. Privacy and data protection and security regimes implemented in the European Union, the United Kingdom, California and other jurisdictions have been enacted that include penalties for noncompliance that potentially could run into the tens of millions of dollars. Other jurisdictions, including numerous states, countries and the U.S. federal government, are also contemplating such legislation. Existing and potential future laws and regulations relating to these matters may require us to modify our practices with respect to the collection, use, disclosure and other processing of data. Existing and proposed laws and regulations relating to these matters can be costly and challenging to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs and subject us to claims or other remedies.

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
•
Congress or the U.S. courts or foreign countries will not change the nature or scope of rights afforded to patents or patent owners or alter in an adverse way the process for seeking or enforcing patents;
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

Our common stock is listed on The Nasdaq Global Select Market under the symbol “RMBS.” The trading price of our common stock has at times experienced price volatility and may continue to fluctuate significantly in response to various factors, some of which are beyond our control. Some of these factors include:

•
any progress, or lack of progress, real or perceived, in the development or sale of products that incorporate our innovations and in technology companies’ acceptance of our products, including the results of our efforts to expand into new target markets, such as those related to AI;
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

The following table provides information relating to repurchases of our common stock for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Cumulative shares repurchased as of March 31, 2026	14,481,660	$32.66	14,481,660	5,518,340
June 1, 2026 - June 30, 2026	3,334	$115.98	3,334	5,515,006
Cumulative shares repurchased as of June 30, 2026	14,484,994		14,484,994

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the second quarter of 2026, the below directors and/or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K. Each of the Rule 10b5-1 trading arrangements was entered into during an open insider trading window and are intended to satisfy the affirmative defense in Rule 10b5-1(c)(1) under the Exchange Act and the Company’s policies regarding insider transactions.

Name	Title	Adopted or Terminated	Adoption Date	Expiration Date	Total Number of Shares of Common Stock Sold or to be Sold
Charles Kissner	Director	Adopted	May 8, 2026	August 15, 2027	30,000
Meera Rao	Director	Adopted	June 11, 2026	June 11, 2028	6,047

Other than as disclosed above, no other directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, during our last fiscal quarter.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1(1)*	Offer Letter between the Company and Sumeet Gagneja, dated as of March 31, 2026.

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

(1) Incorporated by reference to the Form 8-K filed on April 29, 2026.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	July 28, 2026	By:	/s/ Sumeet Gagneja
Sumeet Gagneja
Senior Vice President and Chief Financial Officer
(Principal Financial and Duly Authorized Officer)