Form 10-Q
period 2026-09-30
RAMBUS INC
filed 2026-10-26
CIK 917273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, was 107,095,985 as of September 30, 2026.

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
•
Demand for, and the pace of adoption of, AI-based solutions and AI infrastructure by ourselves and our customers;
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
•
Deterioration of the financial health of commercial counterparties and their ability to meet their obligations to us;
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
•
Outcome and effects of government investigations, subpoenas or proceedings;
•
Indemnification and technical support obligations;
•
Equity repurchase programs;
•
Issuances of debt or equity securities, which could involve restrictive covenants or be dilutive to our existing stockholders;
•
Effects of fluctuations in inflation, interest rates and currency exchange rates;
•
Effects of U.S. government restrictions on exports, including to China;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except shares and par value)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$110,531	$182,826
Marketable securities	666,376	579,005
Accounts receivable	142,149	137,476
Unbilled receivables	26,818	25,209
Inventories	87,235	44,098
Prepaids and other current assets	18,323	20,202
Total current assets	1,051,432	988,816
Intangible assets, net	5,711	10,171
Goodwill	286,812	286,812
Property and equipment, net	107,918	113,051
Operating lease right-of-use assets	13,702	17,112
Deferred tax assets	86,500	105,542
Other assets	6,157	8,041
Total assets	$1,558,232	$1,529,545
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,349	$35,915
Accrued salaries and benefits	20,372	22,044
Deferred revenue	32,391	29,980
EDA tools software licenses liability	14,795	14,884
Operating lease liabilities	5,645	6,310
Other current liabilities	15,543	11,441
Total current liabilities	112,095	120,574
Long-term operating lease liabilities	14,572	18,671
Long-term EDA tools software licenses liability	9,053	20,908
Other long-term liabilities	4,781	4,967
Total liabilities	140,501	165,120
Commitments and contingencies (Notes 10, 11 and 15)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; issued and outstanding: no shares as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value:
Authorized: 500,000,000 shares; issued and outstanding: 107,095,985 shares as of September 30, 2026 and 107,781,863 shares as of December 31, 2025	107	108
Additional paid-in capital	1,143,180	1,287,646
Retained earnings	278,823	76,795
Accumulated other comprehensive loss	(4,379)	(124)
Total stockholders’ equity	1,417,731	1,364,425
Total liabilities and stockholders’ equity	$1,558,232	$1,529,545

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenue:
Product revenue	$114,315	$93,342	$301,471	$250,976
Royalties	76,958	65,120	230,861	207,702
Contract and other revenue	27,016	20,051	73,531	58,708
Total revenue	218,289	178,513	605,863	517,386
Cost of revenue:
Cost of product revenue	45,458	34,337	118,762	97,338
Cost of contract and other revenue	753	531	2,659	1,708
Amortization of acquired intangible assets	1,164	1,724	4,459	5,158
Total cost of revenue	47,375	36,592	125,880	104,204
Gross profit	170,914	141,921	479,983	413,182
Operating expenses:
Research and development	49,355	49,511	150,683	138,462
Sales, general and administrative	37,684	29,155	107,616	85,328
Restructuring charges	223	—	3,543	—
Total operating expenses	87,262	78,666	261,842	223,790
Operating income	83,652	63,255	218,141	189,392
Interest income and other income (expense), net	7,162	6,327	21,373	16,411
Interest expense	(279)	(294)	(860)	(1,053)
Interest and other income (expense), net	6,883	6,033	20,513	15,358
Income before income taxes	90,535	69,288	238,654	204,750
Provision for income taxes	15,970	20,911	36,626	38,135
Net income	$74,565	$48,377	$202,028	$166,615
Net income per share:
Basic	$0.69	$0.45	$1.87	$1.55
Diluted	$0.69	$0.44	$1.84	$1.53
Weighted-average shares used in per share calculations:
Basic	107,644	107,622	108,032	107,483
Diluted	108,788	109,304	109,552	108,962

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net income	$74,565	$48,377	$202,028	$166,615
Other comprehensive income (loss):
Foreign currency translation adjustment	(288)	135	(576)	660
Unrealized gain (loss) on marketable securities, net of tax	(1,802)	443	(3,679)	416
Total comprehensive income	$72,475	$48,955	$197,773	$167,691

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Loss	Total
Balances as of June 30, 2026	108,462	$108	$1,264,582	$204,258	$(2,289)	$1,466,659
Net income	—	—	—	74,565	—	74,565
Foreign currency translation adjustment	—	—	—	—	(288)	(288)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(1,802)	(1,802)
Common stock issued under employee stock plans, net of withholding taxes	51	—	(2,599)	—	—	(2,599)
Repurchase and retirement of common stock under repurchase program (includes excise tax)	(1,417)	(1)	(135,924)	—	—	(135,925)
Stock-based compensation	—	—	17,121	—	—	17,121
Balances as of September 30, 2026	107,096	$107	$1,143,180	$278,823	$(4,379)	$1,417,731

	For the Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Deficit)	Gain (Loss)	Total
Balances as of June 30, 2025	107,594	$108	$1,264,056	$(35,422)	$(762)	$1,227,980
Net income	—	—	—	48,377	—	48,377
Foreign currency translation adjustment	—	—	—	—	135	135
Unrealized gain on marketable securities, net of tax	—	—	—	—	443	443
Common stock issued under employee stock plans, net of withholding taxes	56	—	(2,643)	—	—	(2,643)
Stock-based compensation	—	—	14,206	—	—	14,206
Balances as of September 30, 2025	107,650	$108	$1,275,619	$12,955	$(184)	$1,288,498

	For the Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Earnings	Loss	Total
Balances as of December 31, 2025	107,782	$108	$1,287,646	$76,795	$(124)	$1,364,425
Net income	—	—	—	202,028	—	202,028
Foreign currency translation adjustment	—	—	—	—	(576)	(576)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(3,679)	(3,679)
Common stock issued under employee stock plans, net of withholding taxes	764	—	(50,046)	—	—	(50,046)
Repurchase and retirement of common stock under repurchase program (includes excise tax)	(1,450)	(1)	(138,880)	—	—	(138,881)
Stock-based compensation	—	—	44,460	—	—	44,460
Balances as of September 30, 2026	107,096	$107	$1,143,180	$278,823	$(4,379)	$1,417,731

	For the Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
(In thousands)	Shares	Amount	Capital	Deficit)	Gain (Loss)	Total
Balances as of December 31, 2024	106,843	$107	$1,275,505	$(153,660)	$(1,260)	$1,120,692
Net income	—	—	—	166,615	—	166,615
Foreign currency translation adjustment	—	—	—	—	660	660
Unrealized gain on marketable securities, net of tax	—	—	—	—	416	416
Common stock issued under employee stock plans, net of withholding taxes	913	1	(33,898)	—	—	(33,897)
Repurchase and retirement of common stock under repurchase program	(106)	—	(5,810)	—	—	(5,810)
Stock-based compensation	—	—	39,822	—	—	39,822
Balances as of September 30, 2025	107,650	$108	$1,275,619	$12,955	$(184)	$1,288,498

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

RAMBUS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$202,028	$166,615
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	44,460	39,822
Depreciation	29,318	25,654
Amortization of intangible assets	4,459	5,158
Deferred income taxes	18,478	22,888
Other	523	1
Change in operating assets and liabilities:
Accounts receivable	(4,815)	17,466
Unbilled receivables	(586)	66
Prepaids and other current assets	906	(3,595)
Inventories	(43,137)	28
Income taxes receivable	903	(11,944)
Accounts payable	(5,995)	(5,153)
Accrued salaries and benefits and other liabilities	2,575	(6,502)
Income taxes payable	(377)	10,213
Deferred revenue	2,962	3,583
Operating lease liabilities	(4,764)	(4,098)
Net cash provided by operating activities	246,938	260,202
Cash flows from investing activities:
Purchases of property and equipment	(27,307)	(20,325)
Purchases of marketable securities	(692,552)	(498,171)
Proceeds from sales of marketable securities	123,187	—
Maturities of marketable securities	479,086	287,055
Net cash used in investing activities	(117,586)	(231,441)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	5,355	3,743
Payments of taxes related to net share settlement of equity awards	(55,401)	(37,640)
Payments under installment payment arrangements	(13,100)	(10,163)
Repurchase and retirement of common stock	(138,308)	(5,810)
Net cash used in financing activities	(201,454)	(49,870)
Effect of exchange rate changes on cash and cash equivalents	(193)	534
Net decrease in cash and cash equivalents	(72,295)	(20,575)
Cash and cash equivalents at beginning of period	182,826	99,775
Cash and cash equivalents at end of period	$110,531	$79,200

Non-cash investing and financing activities:
Property and equipment received and accrued in accounts payable and other liabilities	$520	$713

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

In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring items and those items discussed in the notes) necessary to state fairly the financial position and results of operations for each interim period presented. Interim results are not necessarily indicative of results for a full year.

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

In December 2025, the FASB issued ASU No. 2025-12, “Codification Improvements.” This guidance makes incremental clarifications and improvements to issues identified within various topics of the FASB Accounting Standards Codification. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods, with early adoption on an issue-by-issue basis permitted. The Company elected to early adopt “Issue 10: Clarify Methods to Account for Treasury Stock Retirements” effective January 1, 2026, on a prospective basis. This issue clarifies the permissible methods of accounting for the excess of the repurchase price over par or stated value upon retirement of treasury shares. Refer to Note 13, “Stockholders’ Equity,” and the Condensed Consolidated Statements of Stockholders’ Equity for further information. The Company is currently evaluating the impact of the remaining issues within ASU No. 2025-12 on its consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its interim consolidated financial statements and related disclosures.

3. Revenue Recognition

Contract Balances

The contract assets are primarily related to the Company’s fixed fee intellectual property (“IP”) licensing arrangements and rights to consideration for performance obligations delivered but not billed as of September 30, 2026.

The Company’s contract balances were as follows:

	As of
(In thousands)	September 30, 2026	December 31, 2025
Unbilled receivables	$29,024	$28,438
Deferred revenue	$34,797	$31,601

During the nine months ended September 30, 2026, the Company recognized $25.9 million of revenue that was included in deferred revenue as of December 31, 2025. During the nine months ended September 30, 2025, the Company recognized $18.5 million of revenue that was included in deferred revenue as of December 31, 2024.

Remaining Performance Obligations

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $42.9 million as of September 30, 2026, which the Company primarily expects to recognize over the next two years.

4. Earnings Per Share

Basic earnings per share is calculated by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income by the weighted-average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of restricted stock units, incremental common shares issuable upon exercise of stock options and shares issuable under the employee stock purchase plan. The dilutive effect of outstanding shares is reflected in diluted earnings per share using the treasury stock method, as applicable. This method includes consideration of the amounts to be paid by the employees and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a net loss is reported.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net income per share:
Numerator:
Net income	$74,565	$48,377	$202,028	$166,615
Denominator:
Weighted-average shares outstanding - basic	107,644	107,622	108,032	107,483
Effect of potentially dilutive common shares	1,144	1,682	1,520	1,479
Weighted-average shares outstanding - diluted	108,788	109,304	109,552	108,962
Basic net income per share	$0.69	$0.45	$1.87	$1.55
Diluted net income per share	$0.69	$0.44	$1.84	$1.53

5. Inventories

Inventories(1) consisted of the following:

	As of
(In thousands)	September 30, 2026	December 31, 2025
Raw materials	$26,128	$17,255
Work in process	47,854	17,039
Finished goods	13,253	9,804
Total	$87,235	$44,098

(1)
As of September 30, 2026 and December 31, 2025, the Company had inventory reserve balances of approximately $4.4 million and $8.1 million included in the Unaudited Condensed Consolidated Balance Sheets, respectively.

6. Intangible Assets, Net

The components of the Company’s intangible assets as of September 30, 2026 and December 31, 2025 were as follows:

		As of September 30, 2026
(In thousands, except useful life)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$282,540	$(276,829)	$5,711
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,496)	—
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$320,336	$(314,625)	$5,711

		As of December 31, 2025
(In thousands, except useful life)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	3 to 10 years	$287,301	$(277,130)	$10,171
Customer contracts and contractual relationships	0.5 to 10 years	37,496	(37,496)	—
Non-compete agreements and trademarks	3 years	300	(300)	—
Total intangible assets		$325,097	$(314,926)	$10,171

Amortization expense for intangible assets for the three and nine months ended September 30, 2026 was $1.2 million and $4.5 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2025 was $1.7 million and $5.2 million, respectively.

The estimated future amortization of intangible assets as of September 30, 2026 was as follows (in thousands):

Years Ending December 31:	Amount
2026 (remaining three months)	$1,065
2027	1,933
2028	1,480
2029	1,233
Total intangible assets	$5,711

7. Segment Reporting, Concentrations of Risk and Disaggregated Revenue

Segment Reporting

The Company has determined its Chief Executive Officer to be the Chief Operating Decision Maker (“CODM”). The CODM reviews financial information presented on a consolidated basis and uses net income to assess segment performance, allocate resources and manage the business. On this basis, the Company has determined that it has a single operating and reportable segment. The significant expenses for the segment exclude certain non-cash adjustments and non-recurring items, and are used to monitor budget versus actual results and to analyze the period-over-period comparisons.

The significant expenses that are regularly provided to the CODM and reconciliations to the consolidated net income for the three and nine months ended September 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Total revenue	$218,289	$178,513	$605,863	$517,386
Adjusted cost of revenue (1)	(46,026)	(34,688)	(120,909)	(98,477)
Adjusted research and development (2)	(43,173)	(44,477)	(133,184)	(123,457)
Adjusted sales, general and administrative (3)	(26,852)	(20,163)	(80,255)	(60,975)
Other segment items:
Stock-based compensation expenses (4)	(17,121)	(14,206)	(44,460)	(39,822)
Amortization of acquired intangible assets (4)	(1,164)	(1,724)	(4,459)	(5,158)
Restructuring charges (6)	(223)	—	(3,543)	—
Acquisition-related costs (5)	—	—	—	(105)
Interest and other income (expense), net	6,883	6,033	20,513	15,358
Other (6)	(78)	—	(912)	—
Provision for income taxes	(15,970)	(20,911)	(36,626)	(38,135)
Net income	$74,565	$48,377	$202,028	$166,615

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

The following represents the Company’s significant expenses related to research and development expenses and sales, general and administrative expenses, as shown above, for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Payroll and benefits	$40,953	$38,866	$127,237	$115,706
Professional fees	10,418	5,096	28,826	14,756
Variable research and development expenses (1)	6,812	8,780	20,808	18,943
Temporary labor services and consulting expenses	3,080	3,063	9,622	9,230
Facilities costs	3,061	3,174	9,100	9,394
Amortization and depreciation	3,049	3,035	9,083	8,826
Other expenses	2,652	2,626	8,763	7,577
Total adjusted operating expenses	$70,025	$64,640	$213,439	$184,432

(1)
Includes primarily software tools, software licenses and prototyping costs.

The measure of segment assets is reported on the Company’s Unaudited Condensed Consolidated Balance Sheets as total consolidated assets.

Concentrations of Risk

Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable as of September 30, 2026 and December 31, 2025 were as follows:

	As of
Customer	September 30, 2026	December 31, 2025
Customer 1	32%	22%
Customer 2	27%	35%

Revenue from the Company’s major customers representing 10% or more of total revenue for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2026	2025	2026	2025
Customer A	18%	25%	23%	23%
Customer B	24%	17%	18%	18%
Customer C	10%	*	*	*

* Customer accounted for less than 10% of total revenue in the period.

Disaggregated Revenue

Revenue from customers in the geographic regions based on the location of contracting parties was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
South Korea	$79,447	$91,712	$259,618	$238,543
Singapore	47,403	37,561	110,931	127,328
United States	39,214	26,508	99,552	87,630
China	24,101	11,370	51,669	21,764
Other	28,124	11,362	84,093	42,121
Total	$218,289	$178,513	$605,863	$517,386

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

All cash equivalents and marketable securities are classified as available-for-sale. Total cash, cash equivalents and marketable securities are summarized as follows:

	As of September 30, 2026
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$75,514	$75,514	$—	$—
Cash equivalents:
Money market funds	19,442	19,442	—	—
U.S. Government bonds and notes	9,000	9,000	—	—
Corporate bonds, commercial paper and notes	6,575	6,578	—	(3)
Total cash equivalents	35,017	35,020	—	(3)
Total cash and cash equivalents	110,531	110,534	—	(3)
Marketable securities:
Time deposits	18,200	18,200	—	—
U.S. Government bonds and notes	147,615	149,084	—	(1,469)
Non-U.S. Government bonds and notes	7,841	7,884	—	(43)
Corporate bonds, commercial paper and notes	492,720	494,493	1	(1,774)
Total marketable securities	666,376	669,661	1	(3,286)
Total cash, cash equivalents and marketable securities	$776,907	$780,195	$1	$(3,289)

	As of December 31, 2025
(In thousands)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses
Cash	$67,833	$67,833	$—	$—
Cash equivalents:
Money market funds	47,277	47,277	—	—
U.S. Government bonds and notes	16,936	16,932	4	—
Corporate bonds, commercial paper and notes	50,780	50,780	3	(3)
Total cash equivalents	114,993	114,989	7	(3)
Total cash and cash equivalents	182,826	182,822	7	(3)
Marketable securities:
Time deposits	15,540	15,540	—	—
U.S. Government bonds and notes	161,361	161,231	180	(50)
Non-U.S. Government bonds and notes	3,983	3,980	3	—
Corporate bonds, commercial paper and notes	398,121	397,755	429	(63)
Total marketable securities	579,005	578,506	612	(113)
Total cash, cash equivalents and marketable securities	$761,831	$761,328	$619	$(116)

Available-for-sale securities are reported at fair value on the balance sheets and classified along with cash as follows:

	As of
(In thousands)	September 30, 2026	December 31, 2025
Cash	$75,514	$67,833
Cash equivalents	35,017	114,993
Total cash and cash equivalents	110,531	182,826
Marketable securities	666,376	579,005
Total cash, cash equivalents and marketable securities	$776,907	$761,831

The Company continues to invest in highly rated, liquid debt securities. The Company holds all of its marketable securities as available-for-sale, marks them to market, and regularly reviews its portfolio to ensure adherence to its investment policy and to monitor individual investments for risk analysis, proper valuation, and impairment.

The estimated fair value and gross unrealized losses of cash equivalents and marketable securities classified by the length of time that the securities have been in a continuous unrealized loss position as of September 30, 2026 and December 31, 2025 were as follows:

	Fair Value		Gross Unrealized Losses
(In thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Less than 12 months
U.S. Government bonds and notes	$144,429	$38,473	$(1,450)	$(48)
Non-U.S. Government bonds and notes	7,841	—	(43)	—
Corporate bonds, commercial paper and notes	494,804	88,597	(1,777)	(65)
Total cash equivalents and marketable securities in a continuous unrealized loss position for less than 12 months	647,074	127,070	(3,270)	(113)
12 months or greater
U.S. Government bonds and notes	3,186	1,692	(19)	(2)
Corporate bonds, commercial paper and notes	—	1,660	—	(1)
Total marketable securities in a continuous unrealized loss position for 12 months or greater	3,186	3,352	(19)	(3)
Total cash equivalents and marketable securities in a continuous unrealized loss position	$650,260	$130,422	$(3,289)	$(116)

The gross unrealized losses as of September 30, 2026 and December 31, 2025 were not material in relation to the Company’s total available-for-sale portfolio. The gross unrealized losses can be primarily attributed to a combination of market conditions, as well as the demand for and duration of the U.S. government-sponsored obligations and corporate bonds, commercial paper and notes. The Company reasonably believes that the sale of these investments is unlikely and that it can recover the amortized cost of these investments. The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). The Company cannot provide any assurance that its portfolio of cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.

The contractual maturities of cash equivalents (excluding money market funds which have no maturity) and marketable securities are summarized as follows:

(In thousands)	September 30, 2026
Due in less than one year	$532,130
Due from one year through three years	149,821
Total	$681,951

Refer to Note 9, “Fair Value of Financial Instruments,” for a discussion regarding the fair value of the Company’s cash equivalents and marketable securities.

9. Fair Value of Financial Instruments

The following table presents the financial instruments that are carried at fair value and summarizes their valuation by the respective pricing levels as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$19,442	$19,442	$—	$—
Time deposits	18,200	—	18,200	—
U.S. Government bonds and notes	156,615	—	156,615	—
Non-U.S. Government bonds and notes	7,841	—	7,841	—
Corporate bonds, commercial paper and notes	499,295	—	499,295	—
Total assets carried at fair value	$701,393	$19,442	$681,951	$—

	As of December 31, 2025
(In thousands)	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets carried at fair value
Money market funds	$47,277	$47,277	$—	$—
Time deposits	15,540	—	15,540	—
U.S. Government bonds and notes	178,297	—	178,297	—
Non-U.S. Government bonds and notes	3,983	—	3,983	—
Corporate bonds, commercial paper and notes	448,901	—	448,901	—
Total assets carried at fair value	$693,998	$47,277	$646,721	$—

The Company monitors its investments for impairment and records appropriate reductions in carrying value when necessary. During the nine months ended September 30, 2026 and 2025, the Company recorded no allowance for credit losses on its investments.

During the nine months ended September 30, 2026 and 2025, there were no transfers of financial instruments between categories of fair value.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2026 (in thousands):

Years ending December 31,	Amount
2026 (remaining three months)	$1,841
2027	5,967
2028	4,864
2029	4,871
2030	4,232
Thereafter	687
Total minimum lease payments	22,462
Less: amount of lease payments representing interest	(2,245)
Present value of future minimum lease payments	20,217
Less: current obligations under leases	(5,645)
Long-term lease obligations	$14,572

As of September 30, 2026, the weighted-average remaining lease term for the Company’s operating leases was 4.0 years and the weighted-average discount rate used to determine the present value of the Company’s operating leases was 7.5%.

Operating lease costs included in research and development and sales, general and administrative costs in the Unaudited Condensed Consolidated Statements of Income were $1.5 million for both the three months ended September 30, 2026 and 2025. Operating lease costs included in research and development and sales, general and administrative costs in the Unaudited Condensed Consolidated Statements of Income were $4.5 million and $4.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $5.5 million and $5.4 million for the nine months ended September 30, 2026 and 2025, respectively.

11. Commitments and Contingencies

As of September 30, 2026, the Company’s material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2026	2027	2028	2029	2030	Thereafter
Contractual obligations (1) (2)
Software licenses (3)	$28,225	$3,355	$16,703	$7,246	$307	$307	$307
Other contractual obligations	34	34	—	—	—	—	—
Total	$28,259	$3,389	$16,703	$7,246	$307	$307	$307

(1)
The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $26.7 million, including $25.6 million recorded as a reduction of long-term deferred tax assets and $1.1 million in long-term income taxes payable as of September 30, 2026.
(2)
For the Company’s lease commitments as of September 30, 2026, refer to Note 10, “Leases.”
(3)
The Company has commitments with various software vendors for agreements generally having terms longer than one year.

From time to time, the Company indemnifies certain customers as a necessary means of doing business. Indemnification covers customers for losses suffered or incurred by them as a result of any patent, copyright, or other IP infringement or any other claim by any third party arising as a result of the applicable agreement with the Company. The Company generally attempts to limit the maximum amount of indemnification that the Company could be required to make under these agreements to the amount of fees received by the Company; however, this may not always be possible. The fair value of the liability was not material as of September 30, 2026 and December 31, 2025.

12. Equity Incentive Plans and Stock-Based Compensation

A summary of shares available for grant under the Company’s plans is as follows:

Shares Available for Grant
Total shares available for grant as of December 31, 2025	9,733,628
Nonvested equity stock and stock units granted (1)(2)	(1,032,461)
Nonvested equity stock and stock units forfeited (1)	556,603
Total shares available for grant as of September 30, 2026	9,257,770

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

Employee Stock Purchase Plan

Under the 2015 Employee Stock Purchase Plan (“2015 ESPP”), the Company issued 57,640 shares at a price of $89.90 and 91,827 shares at a price of $40.76 per share during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, approximately 2.0 million shares under the 2015 ESPP remained available for issuance.

Stock-Based Compensation

For the nine months ended September 30, 2026 and 2025, the Company maintained stock plans covering a broad range of potential equity grants, including stock options, nonvested equity stock and equity stock units and performance-based instruments. In addition, the Company sponsors the 2015 ESPP, whereby eligible employees are entitled to purchase common stock semi-annually, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.

Stock-based compensation expense recorded in the Unaudited Condensed Consolidated Statements of Income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue	$185	$180	$512	$569
Research and development	6,182	5,034	17,499	14,942
Sales, general and administrative	10,754	8,992	26,449	24,311
Total	$17,121	$14,206	$44,460	$39,822

Nonvested Equity Stock and Stock Units

The Company grants nonvested equity stock units to officers, employees and directors. These awards have a service condition, generally a service period of four years, except in the case of grants to directors, for which the service period is one year. The Company also grants performance unit awards to certain company executive officers with vesting subject to the achievement of certain performance and/or market conditions. The ultimate number of performance units that can be earned can range from 0% to 200% of target depending on performance relative to target over the applicable period. The shares earned will vest on the third or fourth anniversary of the date of grant. The Company’s shares available for grant have been reduced to reflect the shares that could be earned at the maximum payout target.

Unrecognized stock-based compensation related to all nonvested equity stock grants, net of estimated forfeitures, was approximately $125.4 million as of September 30, 2026. This amount is expected to be recognized over a weighted-average period of 2.3 years.

The following table reflects the activity related to nonvested equity stock and stock units for the nine months ended September 30, 2026:

Nonvested Equity Stock and Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2025	2,881,829	$51.91
Granted	900,550	$108.38
Vested	(1,066,134)	$47.66
Forfeited	(303,710)	$56.88
Nonvested as of September 30, 2026	2,412,535	$74.25

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

During the nine months ended September 30, 2026, the Company repurchased shares of its common stock under multiple repurchase arrangements as part of the 2020 Repurchase Program, including a $100.0 million accelerated share repurchase program and two share repurchase plans. The Company repurchased approximately 1.5 million shares for $138.9 million during the nine-month period, of which approximately 1.4 million shares for $135.9 million were repurchased during the three months ended September 30, 2026. These amounts include taxes and fees. All repurchased shares were retired and recorded as a reduction to stockholders’ equity.

During the nine months ended September 30, 2025, the Company repurchased 0.1 million shares for approximately $5.8 million under the 2020 Repurchase Program, which were retired and recorded as a reduction to stockholders’ equity.

As of September 30, 2026, there remained an outstanding authorization to repurchase approximately 4.1 million shares of the Company’s outstanding common stock under the 2020 Repurchase Program.

The Company records share repurchases as a reduction to stockholders' equity. Effective January 1, 2026, upon adoption of ASU No. 2025-12, Issue 10, the Company records the excess of the repurchase price over par or stated value of the repurchased shares entirely as a deduction from additional paid-in capital, provided that additional paid-in capital does not become negative. See Note 2, "Recent Accounting Pronouncements," for further information.

On September 10, 2026, the Company entered into a new repurchase plan. The plan became effective on October 1, 2026, and expires on September 30, 2027, with provisions to terminate sooner.

14. Income Taxes

The Company recorded a provision for income taxes of $16.0 million and $20.9 million for the three months ended September 30, 2026 and 2025, respectively, and a provision for income taxes of $36.6 million and $38.1 million for the nine months ended September 30, 2026 and 2025, respectively. The provisions for income taxes for the three and nine months ended September 30, 2026 and 2025 were primarily driven by the statutory tax expense for domestic and foreign jurisdictions for the respective fiscal years, offset by tax benefits from excess stock-based compensation deductions.

During the three months ended September 30, 2026 and 2025, the Company paid foreign withholding taxes of $6.1 million and $5.1 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company paid foreign withholding taxes of $17.0 million and $16.1 million, respectively.

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

As of September 30, 2026, the Company had approximately $26.4 million of unrecognized tax benefits, before interest accrual, including $25.6 million recorded as a reduction of long-term deferred tax assets, and $0.8 million recorded to long-term income taxes payable. In the third quarter of 2026, the Company withdrew its outstanding refund claims for South Korean withholding taxes totaling $82.7 million. The Company had previously recorded an uncertain tax position reserve against the receivable for these refund claims, as such, there was no impact to the Company’s Unaudited Condensed Consolidated Financial Statements as of September 30, 2026.

In the third quarter of 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, there was an increase to the Company’s income tax expense in 2025, primarily related to changes in the taxation of profits derived from foreign operations and, more specifically, the foreign-derived intangible income deduction. The Company’s income tax expense and effective tax rate for the nine months ended September 30, 2026 decreased as compared to the same period in 2025, primarily due to the impact of OBBBA, which was in effect throughout all periods presented.

15. Litigation and Loss Contingency

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

The Company records a liability for loss contingencies when a loss is probable and reasonably estimable.

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

Rambus is well positioned to address these challenges. Leveraging our deep expertise in memory technology and innovative architectures, we provide industry-leading memory interface chips that enable the highest bandwidth, capacity and power efficient server memory modules, maximizing memory performance and reliability for the most demanding data-intensive workloads. Technologies initially developed for server applications are increasingly being adopted in client devices, including AI personal computers (“PCs”).

Our strategic objectives include focusing our product portfolio and research investments on our core strength in semiconductor technologies, improving operational efficiency and reinvesting cash generation to support growth. We continue to maximize synergies across our businesses and customer base, leveraging the significant overlap in our ecosystem of customers, partners and other industry participants. Our product and technology roadmap, as well as our go-to-market strategy, are driven by the application-specific requirements of our focus markets.

Executive Summary

Our third quarter 2026 results reflected increased demand for our memory interface chips, growth in Silicon IP revenue and higher royalties revenue compared with the prior-year period.

Key third quarter 2026 financial results included:

•
Revenue of $218.3 million;
•
Operating expenses of $87.3 million;
•
Diluted net income per share of $0.69; and
•
Net cash provided by operating activities of $102.5 million.

Operational Highlights

Revenue Sources

Our consolidated revenue is comprised of product revenue, royalties revenue and contract and other revenue.

Product revenue consists primarily of revenue from the sale of memory interface chips sold to major DRAM manufacturers, including Micron, Samsung and SK hynix, and directly to system manufacturers and cloud providers, for integration into server and client memory modules. Product revenue accounted for 52% and 50% of our consolidated revenue for the three and nine months ended September 30, 2026, respectively, as compared to 52% and 49% for the three and nine months ended September 30, 2025, respectively.

Royalties revenue is derived in part from our patent licenses and in part from our Silicon IP technology licenses. Our licenses enable our customers to use a portion of our intellectual property portfolio in their own digital electronics products. The licenses vary in duration from single use to ten years and may define the specific field of use where our customers may utilize our inventions in their products. Royalties may be structured as fixed, variable or a hybrid of fixed and variable royalty payments. Leading semiconductor and electronic system companies such as AMD, Amlogic, Broadcom, CXMT, IBM, Infineon, Kioxia, Marvell, MediaTek, Micron, Nanya, Nuvoton, NVIDIA, Phison, Qualcomm, Samsung, Sandisk, Silicon Motion, SK hynix, Socionext, STMicroelectronics, Toshiba and Winbond have licensed our patents. Our Silicon IP technology licensees include a broad set of companies, ranging from well-established to leading startup semiconductor companies. The vast majority of our intellectual property originates from our internal research and development efforts. Additionally, from time to time, we enter into agreements to sell certain patent assets under agreements which may also include subsequent profit-sharing. The sale of these patents, as well as the subsequent profit-sharing, are included as part of our royalties revenue. Revenue from royalties accounted for 35% and 38% of our consolidated revenue for the three and nine months ended September 30, 2026, respectively, as compared to 37% and 40% for the three and nine months ended September 30, 2025, respectively.

Contract and other revenue consists primarily of Silicon IP technology development projects related to our high-speed interface and security IP. Revenue sources under contract and other revenue include our IP core licenses, software licenses and related implementation, support and maintenance fees and engineering services fees. The timing and amounts invoiced to customers can vary significantly depending on specific contract terms and can therefore have a significant impact on deferred revenue or accounts receivable in any given period. Contract and other revenue accounted for 13% and 12% of our consolidated revenue for the three and nine months ended September 30, 2026, respectively, as compared to 11% for both the three and nine months ended September 30, 2025.

Costs and Expenses

Cost of product revenue mainly includes costs attributable to the sale of memory interface chip products. Cost of product revenue increased approximately $11.2 million and $21.5 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to additional inventory and production costs to support higher sales volumes of our memory interface chips.

Cost of contract and other revenue reflects the portion of the total engineering costs that is specifically devoted to individual customer development and support services. Cost of contract and other revenue increased $0.3 million and $1.0 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to higher costs of engineering services associated with the contracts.

Total research and development expenses for the three months ended September 30, 2026 are consistent with amounts from the same period in 2025, decreasing by approximately $0.1 million. The slight decrease was primarily due to a $1.9 million reduction in prototyping costs, partially offset by increases of $1.2 million in stock-based compensation expenses and $1.0 million in payroll-related expenses. Total research and development expenses for the nine months ended September 30, 2026 increased approximately $12.2 million as compared to the same period in 2025. The increase was primarily driven by continued investment in our research and development initiatives and reflected higher payroll-related expenses of $7.2 million, stock-based compensation expenses of $2.6 million, depreciation expense of $1.8 million and prototyping costs of $0.8 million, partially offset by decreases in other research and development expenses.

Total sales, general and administrative expenses for the three months ended September 30, 2026 increased approximately $8.5 million as compared to the same period in 2025, primarily due to increases in professional fees of $5.2 million, stock-based compensation expenses of $1.8 million and payroll-related expenses of $1.1 million. Total sales, general and administrative expenses for the nine months ended September 30, 2026 increased approximately $22.3 million as compared to the same period in 2025, primarily due to increases in professional fees of $14.0 million, payroll-related expenses of $4.6 million and stock-based compensation expenses of $2.1 million.

Intellectual Property

As of September 30, 2026, our semiconductor, security and other technologies are covered by 2,007 U.S. and foreign patents. Additionally, we have 478 patent applications pending in various countries. Some of the patents and pending patent applications are derived from a common parent patent application or are foreign counterpart patent applications. We file applications for and obtain patents in the United States and in selected foreign countries where we believe filing for such protection is appropriate and would further our overall business strategy and objectives. In some instances, obtaining appropriate levels of protection may involve prosecuting continuation and counterpart patent applications based on a common parent application. We believe our patented innovations provide our customers with the ability to achieve improved performance, lower risk, greater cost-effectiveness, and other benefits in their products and services.

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

We have a high degree of revenue concentration. Our top five customers represented approximately 64% and 63% of our consolidated revenue for the three and nine months ended September 30, 2026, respectively, as compared to 67% for both the three and nine months ended September 30, 2025. The level of concentration and particular customers comprising this concentration have varied and may continue to vary due to changes in demand for our semiconductor products, the timing of new contracts and contract renewals or expirations, industry consolidation and changes in the volumes and prices of products sold by our customers.

Our revenue from companies headquartered outside of the United States accounted for approximately 82% and 84% of our consolidated revenue for the three and nine months ended September 30, 2026, respectively, as compared to 85% and 83% for the three and nine months ended September 30, 2025, respectively. We expect that revenue derived from international customers will continue to represent a significant portion of our total revenue in the future. Currently, our revenue from international customers is predominantly denominated in U.S. dollars. For additional information concerning international revenue, refer to Note 7, “Segments and Major Customers,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.

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

As a part of our overall business strategy, from time to time we evaluate businesses and technologies for potential acquisitions that are aligned with our core business and designed to supplement our growth. Similarly, we evaluate our current businesses and technologies that are not aligned with our core business for potential divestitures. We expect to continue evaluating potential strategic acquisitions or divestitures, which, if completed, could impact our business and operating results.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items reflected on our Unaudited Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue	52.4%	52.3%	49.8%	48.6%
Royalties	35.2%	36.5%	38.1%	40.1%
Contract and other revenue	12.4%	11.2%	12.1%	11.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of product revenue	20.8%	19.2%	19.6%	18.8%
Cost of contract and other revenue	0.4%	0.3%	0.4%	0.3%
Amortization of acquired intangible assets	0.5%	1.0%	0.7%	1.0%
Total cost of revenue	21.7%	20.5%	20.7%	20.1%
Gross profit	78.3%	79.5%	79.3%	79.9%
Operating expenses:
Research and development	22.6%	27.7%	24.9%	26.8%
Sales, general and administrative	17.3%	16.3%	17.8%	16.5%
Restructuring charges	0.1%	—%	0.6%	—%
Total operating expenses	40.0%	44.0%	43.3%	43.3%
Operating income	38.3%	35.5%	36.0%	36.6%
Interest income and other income (expense), net	3.3%	3.5%	3.5%	3.2%
Interest expense	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Interest and other income (expense), net	3.2%	3.3%	3.4%	3.0%
Income before income taxes	41.5%	38.8%	39.4%	39.6%
Provision for income taxes	7.3%	11.7%	6.0%	7.4%
Net income	34.2%	27.1%	33.4%	32.2%

Revenue

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2026	2025	Percentage	2026	2025	Percentage
Revenue:
Product revenue	$114.3	$93.3	22.5%	$301.5	$251.0	20.1%
Royalties	77.0	65.1	18.2%	230.9	207.7	11.2%
Contract and other revenue	27.0	20.1	34.7%	73.5	58.7	25.2%
Total revenue	$218.3	$178.5	22.3%	$605.9	$517.4	17.1%

Product Revenue

Product revenue consists primarily of revenue from the sale of memory products. Product revenue increased approximately $21.0 million and $50.5 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases were due to higher sales of memory interface chips, as well as contributions from new products.

Growth in our product revenue is dependent on, among other things, our ability to continue to obtain orders from customers, develop and sell new products, maintain adequate supply in order to meet our customers’ demand and mitigate any supply chain and economic disruption.

Royalties

Royalties revenue, which includes patent and technology license royalties, increased approximately $11.9 million and $23.2 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to the timing and structure of license agreements and renewals.

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

Contract and Other Revenue

Contract and other revenue consists of revenue from technology development projects. Contract and other revenue increased approximately $6.9 million and $14.8 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases were due to higher revenue associated with our Silicon IP offerings.

We believe that contract and other revenue will fluctuate over time based on our ongoing technology development contractual requirements, the amount of work performed, the timing of completing engineering deliverables and the changes to work required, as well as new technology development contracts booked in the future.

Cost of Product Revenue

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2026	2025	Percentage	2026	2025	Percentage
Cost of product revenue	$45.5	$34.3	32.4%	$118.8	$97.3	22.0%

Cost of product revenue mainly includes costs attributable to the sale of memory interface chip products. Cost of product revenue increased approximately $11.2 million and $21.5 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to additional inventory and production costs to support higher sales volumes of our memory interface chips.

In the near term, we expect costs of product revenue to fluctuate due to changes in sales volume and product mix.

Cost of Contract and Other Revenue

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2026	2025	Percentage	2026	2025	Percentage
Cost of contract and other revenue	$0.8	$0.5	41.8%	$2.7	$1.7	55.7%

Cost of contract and other revenue reflects the portion of the total engineering costs that is specifically devoted to individual customer development and support services. Cost of contract and other revenue increased approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to higher costs of engineering services associated with the contracts.

In the near term, we expect costs of contract and other revenue to vary from period to period based on varying revenue recognized from contract and other revenue.

Research and Development Expenses

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2026	2025	Percentage	2026	2025	Percentage
Research and development expenses:
Research and development expenses, excluding stock-based compensation	$43.2	$44.5	(2.9)%	$133.2	$123.6	7.8%
Stock-based compensation	6.2	5.0	22.8%	17.5	14.9	17.1%
Total research and development expenses	$49.4	$49.5	(0.3)%	$150.7	$138.5	8.8%

Research and development expenses consist primarily of personnel-related costs, stock-based compensation, prototyping costs, depreciation and other costs associated with developing our products and technologies.

Total research and development expenses for the three months ended September 30, 2026 are consistent with amounts from the same period in 2025, decreasing by approximately $0.1 million. The slight decrease was primarily due to a $1.9 million reduction in prototyping costs, partially offset by increases of $1.2 million in stock-based compensation expenses and $1.0 million in payroll-related expenses.

Total research and development expenses for the nine months ended September 30, 2026 increased approximately $12.2 million as compared to the same period in 2025. The increase was primarily driven by continued investment in our research and development initiatives and reflected higher payroll-related expenses of $7.2 million, stock-based compensation expenses of $2.6 million, depreciation expense of $1.8 million and prototyping costs of $0.8 million, partially offset by decreases in other research and development expenses.

We expect to continue investing in the infrastructure and technologies required to develop our semiconductor products and intellectual property.

Sales, General and Administrative Expenses

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2026	2025	Percentage	2026	2025	Percentage
Sales, general and administrative expenses:
Sales, general and administrative expenses, excluding stock-based compensation	$26.9	$20.2	33.6%	$81.2	$61.0	33.0%
Stock-based compensation	10.8	9.0	19.6%	26.4	24.3	8.8%
Total sales, general and administrative expenses	$37.7	$29.2	29.3%	$107.6	$85.3	26.1%

Sales, general and administrative expenses include expenses and costs associated with trade shows, public relations, advertising, litigation, general legal, insurance and other sales, marketing and administrative efforts. Consistent with our business model, our licensing, sales, and marketing activities aim to develop or strengthen relationships with potential new and current customers. We also work with customers through marketing, sales and technical efforts to promote adoption by system companies of products incorporating our technologies. Because our business development cycles can be lengthy and a significant portion of sales, general and administrative expenses are relatively fixed in the near term, these sales, general and administrative expenses may not correlate directly with revenue in a particular period.

Total sales, general and administrative expenses for the three months ended September 30, 2026 increased approximately $8.5 million as compared to the same period in 2025, primarily due to increases in professional fees of $5.2 million, stock-based compensation expenses of $1.8 million and payroll-related expenses of $1.1 million.

Total sales, general and administrative expenses for the nine months ended September 30, 2026 increased approximately $22.3 million as compared to the same period in 2025, primarily due to increases in professional fees of $14.0 million, payroll-related expenses of $4.6 million and stock-based compensation expenses of $2.1 million.

In the future, sales, general and administrative expenses will vary from period to period based on the trade shows, advertising, legal, acquisition, and other sales, marketing and administrative activities undertaken, and the change in sales, marketing and administrative headcount in any given period.

Amortization of Acquired Intangible Assets

Amortization expense related to various acquired IP is included in cost of revenue. Amortization of acquired intangible assets was $1.2 million and $4.5 million for the three and nine months ended September 30, 2026, respectively. Amortization of acquired intangible assets was $1.7 million and $5.2 million for the three and nine months ended September 30, 2025, respectively.

Restructuring charges

In 2026, we initiated a restructuring program to reduce overall operating expenses and improve future profitability. The restructuring program was substantially completed in the second quarter of 2026. In connection with the program, we recorded approximately $0.2 million and $3.5 million of restructuring charges related to workforce reductions during the three and nine months ended September 30, 2026, respectively.

During the nine months ended September 30, 2025, we did not initiate any restructuring programs.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2026	2025	Percentage	2026	2025	Percentage
Interest income and other income (expense), net	$7.2	$6.3	13.1%	$21.4	$16.4	30.2%
Interest expense	(0.3)	(0.3)	(5.1)%	(0.9)	(1.0)	(18.3)%
Interest and other income (expense), net	$6.9	$6.0	14.0%	$20.5	$15.4	33.5%

Interest income and other income (expense), net, primarily includes interest income from our investment portfolio and from gains or losses from the remeasurement of our monetary assets or liabilities denominated in foreign currencies. For the three and nine months ended September 30, 2026 and 2025, interest income and other income (expense), net, consisted primarily of interest income generated from our investment portfolio. Interest income increased during the three and nine months ended September 30, 2026 as compared to the same periods in 2025 due to growth in our investment portfolio, partially offset by lower interest rates on our investments.

Interest expense is primarily associated with long-term software licenses. Interest expense remained relatively flat for the three and nine months ended September 30, 2026 as compared to the same periods in 2025.

Provision for Income Taxes

	Three Months Ended September 30,		Change in	Nine Months Ended September 30,		Change in
(Dollars in millions)	2026	2025	Percentage	2026	2025	Percentage
Provision for income taxes	$16.0	$20.9	(23.6)%	$36.6	$38.1	(4.0)%
Effective tax rate	17.6%	30.2%		15.3%	18.6%

Our provisions for income taxes for the three and nine months ended September 30, 2026 were primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2026, offset by tax benefits from excess stock-based compensation deductions. Our provision for income taxes for the three and nine months ended September 30, 2026 reflected effective tax rates of 17.6% and 15.3%, respectively. Our provisions for income taxes for the three and nine months ended September 30, 2025 were primarily driven by the statutory tax expense for domestic and foreign jurisdictions for 2025, offset by tax benefits from excess stock-based compensation deductions. Our provision for income taxes for the three and nine months ended September 30, 2025 reflected effective tax rates of 30.2% and 18.6%, respectively. For both 2026 and 2025, our effective tax rates differed from the U.S. statutory rate primarily due to tax benefits from excess stock-based compensation deductions.

During the three months ended September 30, 2026 and 2025, we paid foreign withholding taxes of $6.1 million and $5.1 million, respectively. During the nine months ended September 30, 2026 and 2025, we paid foreign withholding taxes of $17.0 million and $16.1 million, respectively.

In the third quarter of 2026, we withdrew our outstanding refund claims for South Korean withholding taxes totaling $82.7 million. We had previously recorded an uncertain tax position reserve against the receivable for these refund claims, as such, there was no impact to our Unaudited Condensed Consolidated Financial Statements as of September 30, 2026.

In the third quarter of 2025, the United States enacted federal tax legislation commonly referred to as OBBBA. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, there was an increase to our income tax expense in 2025, primarily related to changes in the taxation of profits derived from foreign operations and, more specifically, the foreign-derived intangible income deduction. Our income tax expense and effective tax rate for the nine months ended September 30, 2026 decreased as compared to the same period in 2025, primarily due to the impact of OBBBA, which was in effect throughout all periods presented.

Liquidity and Capital Resources

	As of
(In millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$110.5	$182.8
Marketable securities	666.4	579.0
Total cash, cash equivalents and marketable securities	$776.9	$761.8

	Nine Months Ended September 30,
(In millions)	2026	2025
Net cash provided by operating activities	$246.9	$260.2
Net cash used in investing activities	$(117.6)	$(231.4)
Net cash used in financing activities	$(201.5)	$(49.9)

Liquidity

We currently anticipate that existing cash, cash equivalents and marketable securities balances and cash flows from operations will be adequate to meet our cash needs for at least the next 12 months. Additionally, the majority of our cash and cash equivalents are in the United States. Our cash needs for the nine months ended September 30, 2026 were funded primarily from cash collected from our customers.

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

To provide us with more flexibility in returning capital to our stockholders, on October 29, 2020, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of 20.0 million shares (the “2020 Repurchase Program”). Share repurchases under the 2020 Repurchase Program may be made through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. There is no expiration date applicable to the 2020 Repurchase Program. During the nine months ended September 30, 2026, we repurchased shares of our common stock under the 2020 Repurchase Program as discussed in the “Share Repurchase Program” section below.

Operating Activities

Cash provided by operating activities of $246.9 million for the nine months ended September 30, 2026, was primarily attributable to cash generated from product sales, customer licensing and engineering services fees. Changes in operating assets and liabilities for the nine months ended September 30, 2026 primarily included increases in deferred revenue and other current liabilities, offset by increases in inventories and accounts receivable, and a decrease in accounts payable.

Cash provided by operating activities of $260.2 million for the nine months ended September 30, 2025, was primarily attributable to the cash generated from product sales, customer licensing and engineering services fees. Changes in operating assets and liabilities for the nine months ended September 30, 2025 primarily included a decrease in accounts receivable and an increase in deferred revenue, offset by an increase in prepaid expenses and other current assets, as well as decreases in accounts payable, accrued salaries and benefits and other current liabilities. Additionally, changes in operating assets and liabilities exclude the impact of the non-cash write-down of income taxes receivable and offsetting income taxes payable of $118.9 million (including interest) related to South Korea withholding taxes in the third quarter of 2025.

Investing Activities

Cash used in investing activities of $117.6 million for the nine months ended September 30, 2026, consisted of purchases of available-for-sale marketable securities of $692.6 million and $27.3 million paid to acquire property and equipment, offset by proceeds from maturities and sales of available-for-sale marketable securities of $479.1 million and $123.2 million, respectively.

Cash used in investing activities of $231.4 million for the nine months ended September 30, 2025, consisted of purchases of available-for-sale marketable securities of $498.2 million and $20.3 million paid to acquire property and equipment, offset by proceeds from maturities of available-for-sale marketable securities of $287.1 million.

Financing Activities

Cash used in financing activities of $201.5 million for the nine months ended September 30, 2026, was primarily due to an aggregate payment of $138.3 million as part of our share repurchases in 2026, $55.4 million in payments of taxes related to net share settlement of equity awards and $13.1 million paid under installment payment arrangements to acquire fixed assets, offset by $5.4 million in proceeds from the issuance of common stock under equity incentive plans.

Cash used in financing activities of $49.9 million for the nine months ended September 30, 2025, was primarily due to $37.6 million in payments of taxes related to net share settlement of equity awards, $10.2 million paid under installment payment arrangements to acquire fixed assets and an aggregate payment of $5.8 million as part of our share repurchases in 2025, offset by $3.7 million in proceeds from the issuance of common stock under equity incentive plans.

Contractual Obligations

As of September 30, 2026, our material contractual obligations were as follows:

(In thousands)	Total	Remainder of 2026	2027	2028	2029	2030	Thereafter
Contractual obligations (1) (2)
Software licenses (3)	$28,225	$3,355	$16,703	$7,246	$307	$307	$307
Other contractual obligations	34	34	—	—	—	—	—
Total	$28,259	$3,389	$16,703	$7,246	$307	$307	$307

(1)
The above table does not reflect possible payments in connection with unrecognized tax benefits of approximately $26.7 million, including $25.6 million recorded as a reduction of long-term deferred tax assets and $1.1 million in long-term income taxes payable as of September 30, 2026.
(2)
For our lease commitments as of September 30, 2026, refer to Note 10, “Leases,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
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

During the nine months ended September 30, 2026, we repurchased shares of our common stock under multiple repurchase arrangements as part of the 2020 Repurchase Program, including a $100.0 million accelerated share repurchase program and two share repurchase plans. We repurchased approximately 1.5 million shares for $138.9 million during the nine-month period, of which approximately 1.4 million shares for $135.9 million were repurchased during the three months ended September 30, 2026. These amounts include taxes and fees. All repurchased shares were retired and recorded as a reduction to stockholders’ equity.

During the nine months ended September 30, 2025, we repurchased 0.1 million shares for approximately $5.8 million under the 2020 Repurchase Program, which were retired and recorded as a reduction to stockholders’ equity.

As of September 30, 2026, there remained an outstanding authorization to repurchase approximately 4.1 million shares of our outstanding common stock under the 2020 Repurchase Program.

We record share repurchases as a reduction to stockholders' equity. Effective January 1, 2026, upon adoption of ASU No. 2025-12, Issue 10, we record the excess of the repurchase price over par or stated value of the repurchased shares entirely as a deduction from additional paid-in capital, provided that additional paid-in capital does not become negative.

On September 10, 2026, we entered into a new repurchase plan. The plan became effective on October 1, 2026, and expires on September 30, 2027, with provisions to terminate sooner.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, primarily arising from the effect of interest rate fluctuations on our investment portfolio. Interest rate fluctuations may arise from changes in the market’s view of the quality of the security issuer, the overall economic outlook and the time to maturity of our portfolio. We mitigate this risk by investing only in highly rated, liquid instruments. Securities with original maturities of one year or less must be rated by two of the three industry standard rating agencies as follows: A1 by Standard & Poor’s, P1 by Moody’s and/or F-1 by Fitch. Securities with original maturities of greater than one year must be rated by two of the following industry standard rating agencies as follows: AA- by Standard & Poor’s, Aa3 by Moody’s and/or AA- by Fitch. Our corporate investment policy limits the amount of exposure to $15.0 million or 10% of the portfolio, whichever is lower, for any single non-U.S. Government issuer. A single U.S. Agency can represent up to 25% of the portfolio. No more than 20% of the total portfolio may be invested in the securities of an industry sector, with money market fund investments evaluated separately. Our policy requires that at least 10% of the portfolio be in securities with a maturity of 90 days or less. We may make investments in time deposits, U.S. government-sponsored obligations and corporate bonds, commercial paper and notes with maturities up to 36 months. We currently bias our investment portfolio toward shorter maturities. The majority of our investments are U.S. dollar denominated.

Our policy specifically prohibits trading securities for the sole purpose of realizing trading profits; however, we may liquidate a portion of our portfolio if we experience unforeseen liquidity requirements. In such a case, if the environment has been one of rising interest rates, we may experience a realized loss. Similarly, if the environment has been one of declining interest rates, we may experience a realized gain. As of September 30, 2026, we had an investment portfolio of fixed income marketable securities of $701.4 million, including cash equivalents and time deposits. If market interest rates were to increase immediately and uniformly by 1.0% from the levels as of September 30, 2026, the fair value of the portfolio would decline by approximately $4.1 million. Actual results may differ materially from this sensitivity analysis.

We invoice the majority of our customers in U.S. dollars. Although the fluctuation of currency exchange rates may impact our customers, and thus indirectly impact us, we do not attempt to hedge this indirect and speculative risk. Our overseas operations consist primarily of international business operations in France, the Netherlands and the United Kingdom, design centers in Bulgaria, Canada, India, and Finland, business development and operations activities in South Korea and Taiwan and business development activities in China. We monitor our foreign currency exposure. As of September 30, 2026, we believe our foreign currency exposure is not material enough to warrant foreign currency hedging.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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

Our target customers are companies that develop and market high volume business and consumer products in semiconductors, computing, data centers, networks, artificial intelligence (“AI”), tablets, handheld devices, mobile applications, gaming and graphics, high-definition televisions, cryptography and data security. The electronics industry is intensely competitive and has been impacted by rapid technological change, short product life cycles, cyclical market patterns, price erosion and increasing foreign and domestic competition. We are subject to many risks beyond our control that influence whether or not we are successful in winning target customers or retaining existing customers, including, primarily, competition in a particular industry, market acceptance of such customers’ products and the financial resources of such customers. In particular, DRAM manufacturers, which make up a significant part of our revenue, are prone to significant business cycles and have in the past suffered material losses and other adverse effects to their businesses, leading to industry consolidation from time to time that may result in loss of revenue under our existing agreements or loss of target customers. Additionally, AI has been developing at a rapid pace and continues to evolve and change, especially with robust growth for AI infrastructure. We cannot predict whether the demand for AI solutions and therefore the demand for our products that support the AI ecosystem and infrastructure will continue and at what pace. The adoption of AI solutions by our customers and/or their end users may not develop in the manner or in the time periods we anticipate and, as the markets for AI solutions are still developing, demand for our products that support AI may be unpredictable and vary significantly from one period to another. If we are unable to predict the demand for AI, if we overestimate the demand for our products as a result of AI, or if we fail to effectively leverage AI in our operations, our business may be adversely impacted. Furthermore, as a result of ongoing competition in the industries in which we operate and volatility in various economies around the world, we may achieve reduced market share, a reduced number of licenses or may experience tightening of customers’ operating budgets, difficulty or inability of our customers to pay our licensing fees, reduction in direct and/or downstream demand, lengthening of the approval process for new products and licenses and consolidation among our customers. All of these factors may adversely affect the demand for our products and technologies and may cause us to experience substantial fluctuations in our operating results and financial condition.

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

We have a high degree of revenue concentration. Our top five customers for each reporting period represented approximately 63% and 67% of our consolidated revenue for the nine months ended September 30, 2026 and 2025, respectively. Additionally, our top five customers for each reporting period represented approximately 66% and 62% of our consolidated revenue for the years ended December 31, 2025 and 2024, respectively. We expect to continue to experience significant revenue concentration for the foreseeable future. Our customers’ demand for our products may fluctuate due to factors beyond our control. We could experience fluctuations in our customer base or the mix of revenue by customer as markets and strategies evolve. A disruption in our relationship with any of our customers could adversely affect our business. In addition, any consolidation of our customers could reduce the number of customers to whom our products may be sold or the demand for our products. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers or any significant reduction in orders from, or a shift in product mix by customers, could have a material adverse effect on our operating results and financial condition.

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

For the nine months ended September 30, 2026 and 2025, revenue from our international customers constituted approximately 84% and 83%, respectively, of our total consolidated revenue. Additionally, for the years ended December 31, 2025 and 2024, revenue from our international customers constituted approximately 82% and 64%, respectively, of our total consolidated revenue. We expect that future revenue derived from international sources will continue to represent a significant portion of our total revenue.

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

We currently have international business, business development and design operations in Bulgaria, Canada, China, Finland, France, India, the Netherlands, South Korea, Taiwan and the United Kingdom. Our international operations and revenue are subject to a variety of risks that are beyond our control, including:

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

Attempts by others to gain unauthorized access to and disrupt our information technology systems and IP assets are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, may include (to Rambus, our customers and/or our third-party service providers), covertly introducing malware to our computers and networks and impersonating authorized users, phishing attempts and other forms of social engineering, employee or contractor malfeasance, denial of service attacks and ransomware attacks, among others. We seek to detect and investigate all security incidents impacting our systems and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. We also utilize third-party service providers to host, transmit or otherwise process electronic data in connection with our business activities, including our supply chain processes, operations and communications. Our customers also often have access to and host our confidential IP and business information on their own internal and directed third-party systems. Our data, corporate systems, third-party systems and security measures and those of our customers or the third parties that support us or our services may be subject to breaches or intrusions due to the actions of outside parties, employee error, malfeasance, a combination of these or otherwise, including social engineering and employee and contractor error or malfeasance, especially as certain of our employees engage in work from home arrangements. As a result, an unauthorized party may obtain access to our systems, networks or data, including IP and confidential business information belonging to us, our customers and/or the third parties that support us. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our third-party service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of our customers or of third parties that support us and our services. Increasing capabilities and usage of AI technologies may increase the likelihood and severity of cyber-attacks and other sources of security breaches and incidents, including by increasing the frequency or intensity of attacks and being used for identification or exploitation of vulnerabilities. Geopolitical tensions, instability and conflicts may increase the cybersecurity risks that we, our customers and the third parties that support us face. We and our service providers may face difficulties or delays in identifying or responding to any actual or perceived security breach or incident. The theft or other unauthorized acquisition of, unauthorized use, publication or other processing of or access to our IP and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. In the event of any security breach or incident, including any breach or incident that results in inappropriate access to, or loss, corruption, unavailability or unauthorized acquisition, disclosure or other processing of our or our customers’ confidential information or any personal information we or our third-party service providers maintain, including that of our employees, we could suffer a loss of IP or loss of data, may be subject to claims, liability and proceedings and may incur liability and otherwise suffer financial harm.

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
•
assumption of liabilities and incurrence of amortization expenses, impairment charges to goodwill or write-downs of acquired assets;
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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in the San Francisco Bay Area in the United States, Bulgaria, Canada, China, Finland, France, India, the Netherlands, South Korea and Taiwan. The San Francisco Bay Area is in close proximity to known earthquake fault zones and sites of recent historic wildfires. Our facilities and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods, droughts, extreme temperatures and similar events. Should a catastrophe disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, so any resultant work stoppage could have a negative effect on our operating results. We also rely on our network infrastructure and technology systems for operational support and business activities which are subject to physical and cyber damage, and also susceptible to other related vulnerabilities common to networks and computer systems.

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

We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including changes in the mix of earnings and losses in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, rates, treaties and regulations or the interpretation of the same, changes to the financial accounting rules for income taxes, the outcome of current and future tax audits, examinations or administrative appeals and certain non-deductible expenses. For example, on September 18, 2025, the South Korean Supreme Court ruled that the use of any patents in South Korea constitutes domestic source income under the South Korea–U.S. Tax Treaty, even if such patents are not registered with the patent office in South Korea. As a result of this ruling, we determined that it is not more likely than not that the withholding taxes we paid in South Korea are recoverable. Our tax determinations are regularly subject to audit by tax authorities, and developments in those audits could adversely affect our income tax provision, and we are currently undergoing such audits of certain of our tax returns. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions, which could affect our operating results.

The Organization for Economic Co-operation and Development (“OECD”) has proposed imposing a 15% global minimum tax under the Pillar Two Model Rules (“Pillar Two”), and this proposal has been adopted or is being considered by a number of countries. Additionally, on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. In January 2026, the OECD released additional Administrative Guidance introducing new permanent safe harbors, including a Simplified Effective Tax Rate Safe Harbour and a Side-by-Side Safe Harbour (the “Safe Harbours”), that are intended to reduce compliance burdens during Pillar Two implementation. These developments may further reduce compliance requirements and clarify how U.S.-parented groups are treated under the global minimum tax framework. However, any Pillar Two tax law changes, including these two Safe Harbours, are subject to legislative enactment by foreign jurisdictions. The potential effects of Pillar Two may vary depending on the specific provisions implemented by each jurisdiction, and could affect our effective tax rate and our operating results.

In addition, many jurisdictions, including the United States, are actively considering changes to existing tax laws or have proposed or enacted new laws, such as the recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act, that have increased or could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. Any of these developments or changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

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

The following table provides information relating to repurchases of our common stock for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Cumulative shares repurchased as of June 30, 2026	14,484,994	$32.68	14,484,994	5,515,006
July 1, 2026 - July 31, 2026 (1)	226,401	$98.33	226,401	5,288,605
August 1, 2026 - August 31, 2026 (1) (2)	1,190,712	$94.68	1,190,712	4,097,893
Cumulative shares repurchased as of September 30, 2026	15,902,107		15,902,107

(1)
During the three months ended September 30, 2026, we repurchased shares under a repurchase plan. The total number of shares of our common stock received and retired under the terms of the repurchase plan was 0.4 million, with an average price paid per share of $94.85.
(2)
During the three months ended September 30, 2026, we repurchased shares under a $100.0 million accelerated share repurchase program. The total number of shares retired under the program was 1.0 million, at an average price paid per share of $95.41.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the third quarter of 2026, no directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Document

10.1(1)	Form of ASR Agreement.

10.2*	Offer Letter between the Company and William Taulbee, dated as of August 5, 2026.

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

(1) Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 5, 2026.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMBUS INC.

Date:	October 26, 2026	By:	/s/ Sumeet Gagneja
Sumeet Gagneja
Senior Vice President and Chief Financial Officer
(Principal Financial and Duly Authorized Officer)